Form 10-Q
period 2014-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2014-05-08
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2014
Common Stock, $.01 par value	947,503,334

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at March 31, 2014 (Unaudited) and December 31, 2013 (Derived from the audited consolidated financial statements at December 31, 2013)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March 31, 2014 and 2013	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2014 and 2013	3
Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2014 and 2013	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Agency Mortgage-backed Securities	14
Note 5. Acquisition of Crexus	15
Note 6. Commercial Real Estate Investments	17
Note 7. Fair Value Measurements	19
Note 8. Secured Financing	22
Note 9. Derivative Instruments	22
Note 10. Convertible Senior Notes	26
Note 11. Common Stock and Preferred Stock	27
Note 12. Goodwill	28
Note 13. Interest Income and Interest Expense	28
Note 14. Net Income (Loss) per Common Share	29
Note 15. Long-term Stock Incentive Plan	30
Note 16. Income Taxes	30
Note 17. Lease Commitments and Contingencies	31
Note 18. Risk Management	31
Note 19. RCap Regulatory Requirements	32
Note 20. Related Party Transactions	32

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	33
Overview	35
Business Environment	35
Results of Operations	36
Financial Condition	42
Capital Management	45
Risk Management	47
Critical Accounting Policies	55
Glossary of Terms	56

Item 3. Quantitative and Qualitative Disclosures about Market Risk	63

Item 4. Controls and Procedures	63

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	64

Item 6. Exhibits	65

SIGNATURES	67

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2014	2013(1)
	(Unaudited)
ASSETS

Cash and cash equivalents	$924,197	$552,436
Reverse repurchase agreements	444,375	100,000
Securities borrowed	513,500	2,582,893
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $0 and $1,113,027, respectively)	-	1,117,915
Agency mortgage-backed securities (including pledged assets of $66,110,869 and $63,897,873, respectively)	75,350,388	70,388,949
Agency debentures (including pledged assets of $2,368,493 and $2,931,261, respectively)	2,408,259	2,969,885
Investment in affiliates	137,647	139,447
Commercial real estate debt and preferred equity(2)	1,640,206	1,583,969
Investments in commercial real estate	40,313	60,132
Corporate debt, held for investment	145,394	117,687
Receivable for investments sold	19,116	1,193,730
Accrued interest and dividends receivable	276,007	273,079
Receivable for investment advisory income (including from affiliates of $6,498 and $6,839, respectively)	6,498	6,839
Goodwill	94,781	94,781
Interest rate swaps, at fair value	340,890	559,044
Other derivatives, at fair value	40,105	146,725
Other assets	33,101	34,949

Total assets	$82,414,777	$81,922,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$-	$1,918,394
Repurchase agreements	64,543,949	61,781,001
Securities loaned	513,510	2,527,668
Payable for investments purchased	1,898,507	764,131
Convertible Senior Notes	827,486	825,262
Securitized debt of consolidated VIE	260,700	-
Mortgages payable	19,317	19,332
Participation sold	13,963	14,065
Accrued interest payable	170,644	160,921
Dividends payable	284,247	284,230
Interest rate swaps, at fair value	1,272,616	1,141,828
Other derivatives, at fair value	6,045	55,518
Accounts payable and other liabilities	39,081	25,055

Total liabilities	69,850,065	69,517,405

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,488,945 and 947,432,862 issued and outstanding, respectively	9,475	9,474
Additional paid-in capital	14,770,553	14,765,761
Accumulated other comprehensive income (loss)	(2,088,479)	(2,748,933)
Accumulated deficit	(1,039,896)	(534,306)

Total stockholders’ equity	12,564,712	12,405,055

Total liabilities and stockholders’ equity	$82,414,777	$81,922,460

(1)	Derived from the audited consolidated financial statements at December 31, 2013.
(2)	Includes senior securitized mortgages of consolidated VIE with a carrying value of $398.1 million at March 31, 2014.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	March 31,	March 31,
	2014	2013

Net interest income:
Interest income	$655,901	$737,217
Interest expense	124,971	177,590
Net interest income	530,930	559,627

Other income (loss):
Realized gains (losses) on interest rate swaps(1)	(260,435)	(225,476)
Realized gains (losses) on termination of interest rate swaps	(6,842)	(16,378)
Unrealized gains (losses) on interest rate swaps	(348,942)	325,734
Subtotal	(616,219)	83,880
Investment advisory income	6,123	13,408
Net gains (losses) on disposal of investments	79,710	182,843
Dividend income from affiliates	13,045	6,431
Net gains (losses) on trading assets	(146,228)	1,549
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(20,793)	80,127
Other income (loss)	1,460	132
Subtotal	(66,683)	284,490
Total other income (loss)	(682,902)	368,370

General and administrative expenses:
Compensation and management fee	38,521	38,443
Other general and administrative expenses	8,857	13,469
Total general and administrative expenses	47,378	51,912

Income (loss) before income taxes	(199,350)	876,085

Income taxes	4,001	5,807

Net income (loss)	(203,351)	870,278

Dividends on preferred stock	17,992	17,992

Net income (loss) available (related) to common stockholders	$(221,343)	$852,286

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.23)	$0.90
Diluted	$(0.23)	$0.87

Weighted average number of common shares outstanding:
Basic	947,458,813	947,249,901
Diluted	947,458,813	994,815,169

Dividends Declared Per Share of Common Stock	$0.30	$0.45

Net income (loss)	$(203,351)	$870,278
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	741,172	(867,151)
Reclassification adjustment for net (gains) losses included in net income (loss)	(80,718)	(182,843)
Other comprehensive income (loss)	660,454	(1,049,994)
Comprehensive income (loss)	$457,103	$(179,716)

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE, December 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444
Net income (loss)	-	-	-	-	-	-	870,278	870,278
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(867,151)	-	(867,151)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(182,843)	-	(182,843)
Exercise of stock options	-	-	-	-	265	-	-	265
Stock compensation expense	-	-	-	-	817	-	-	817
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	760	-	-	761
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	3,963	-	-	3,963
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)
Common dividends declared, $0.45 per share	-	-	-	-	-	-	(426,173)	(426,173)
BALANCE, March 31, 2013	$177,088	$290,514	$445,457	$9,473	$14,746,579	$2,003,248	$(2,365,990)	$15,306,369
BALANCE, December 31, 2013	$177,088	$290,514	$445,457	$9,474	$14,765,761	$(2,748,933)	$(534,306)	$12,405,055
Net income (loss)	-	-	-	-	-	-	(203,351)	(203,351)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	741,172	-	741,172
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(80,718)	-	(80,718)
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	606	-	-	607
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	4,186	-	-	4,186
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	(284,247)	(284,247)
BALANCE, March 31, 2014	$177,088	$290,514	$445,457	$9,475	$14,770,553	$(2,088,479)	$(1,039,896)	$12,564,712

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Quarter Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$(203,351)	$870,278
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	118,988	421,057
Amortization of commercial real estate investment premiums and discounts, net	792	-
Amortization of intangibles	99	323
Amortization of deferred financing costs	2,813	2,038
Amortization of net origination fees and costs, net	(973)	-
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	6,410	3,324
Depreciation expense	292	-
Net gain on sale of commercial real estate	(1,213)	-
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(80,718)	(182,843)
Stock compensation expense	-	817
Unrealized (gains) losses on interest rate swaps	348,942	(325,734)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	20,793	(80,127)
Net (gains) losses on trading assets	146,228	14,829
Proceeds from repurchase agreements of RCap	329,649,937	237,569,485
Payments on repurchase agreements of RCap	(324,602,992)	(238,600,415)
Proceeds from reverse repurchase agreements	35,181,890	105,335,861
Payments on reverse repurchase agreements	(35,526,265)	(108,458,231)
Proceeds from securities borrowed	19,993,580	53,799,157
Payments on securities borrowed	(17,924,187)	(54,326,700)
Proceeds from securities loaned	37,178,735	110,725,140
Payments on securities loaned	(39,192,893)	(110,203,395)
Proceeds from U.S. Treasury securities	3,159,253	21,683,636
Payments on U.S. Treasury securities	(3,920,425)	(22,157,117)
Net payments on derivatives	(90,440)	(1,490)
Net change in:
Due to / from brokers	8,596	-
Other assets	3,439	(14,779)
Accrued interest and dividends receivable	(16,035)	22,616
Receivable for investment advisory income	341	4,913
Accrued interest payable	25,032	(11,147)
Accounts payable and other liabilities	13,801	26,250
Net cash provided by (used in) operating activities	4,300,469	(3,882,254)

Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(9,367,034)	(17,699,472)
Proceeds from sales of Agency mortgage-backed securities and debentures	6,155,091	15,484,409
Principal payments on Agency mortgage-backed securities	1,675,575	8,514,074
Proceeds from Agency debentures called	-	847,205
Payments on purchases of corporate debt	(28,705)	(3,483)
Principal payments on corporate debt	1,051	911
Origination of commercial real estate investments, net	(125,949)	-
Proceeds from sales of commercial real estate held for sale	20,740	-
Principal payments on commercial real estate investments	69,795	-
Proceeds from derivatives	-	7,465
Net cash provided by (used in) investing activities	(1,599,436)	7,151,109

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	49,726,537	101,631,583
Principal payments on repurchase agreements	(52,010,534)	(103,063,408)
Proceeds from issuance of securitized debt	260,700	-
Payment of deferred financing cost	(4,288)	-
Proceeds from exercise of stock options	-	265
Net proceeds from direct purchases and dividend reinvestments	607	761
Payments on participation sold	(72)	-
Net payment on share repurchase	-	(141,149)
Dividends paid	(302,222)	(450,146)
Net cash provided by (used in) financing activities	(2,329,272)	(2,022,094)

Net (decrease) increase in cash and cash equivalents	371,761	1,246,761

Cash and cash equivalents, beginning of period	552,436	615,789

Cash and cash equivalents, end of period	$924,197	$1,862,550
	-	-
Supplemental disclosure of cash flow information:
Interest received	$769,627	$1,188,202
Dividends received	$13,045	$7,097
Investment advisory income received	$6,464	$18,321
Interest paid (excluding interest paid on interest rate swaps)	$118,131	$184,426
Net interest paid on interest rate swaps	$250,571	$226,463
Taxes paid	$2,137	$2,382

Noncash investing activities:
Receivable for investments sold	$19,116	$1,292,478
Payable for investments purchased	$1,898,507	$3,203,461
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$660,454	$(1,049,994)

Noncash financing activities:
Dividends declared, not yet paid	$284,247	$426,173
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$4,186	$3,963

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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
-  Annaly Commercial Real Estate Group, Inc. (“ACREG,” formerly known as CreXus Investment Corp. (“CreXus”)), a wholly-owned subsidiary that was acquired during the second quarter of 2013 which specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.
-  RCap Securities, Inc. (“RCap”), a wholly-owned subsidiary which operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (“FINRA”).
-  Fixed Income Discount Advisory Company (“FIDAC”), a wholly-owned subsidiary which manages an affiliated real estate investment trust (“REIT”) for which it earns fee income.
-  Annaly Middle Market Lending LLC (formerly known as Charlesfort Capital Management LLC), a wholly-owned subsidiary which engages in corporate middle market lending transactions.
-  Shannon Funding LLC (“Shannon”), a wholly-owned subsidiary which acquires residential mortgage loans and provides warehouse financing to residential mortgage originators in the United States.

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

The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent annual report on Form 10-K. The consolidated financial information as of December 31, 2013 has been derived from audited consolidated financial statements not included herein.

In the opinion of management, all normal, recurring adjustments have been included for a fair statement of this interim financial information. Interim period operating results may not be indicative of the operating results for a full year.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all facts and circumstances, including the Company’s role in establishing the VIE and the Company’s ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE or have the right to unilaterally remove those decision makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of the Company’s economic interests, including debt and equity investments and other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis. RCap is a member of various clearing organizations with which it maintains cash required for the conduct of its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled $755.5 million and $371.8 million at March 31, 2014 and December 31, 2013, respectively.

Fair Value Measurements – The Company carries various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in the notes to these consolidated financial statements.
Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities and Agency Debentures – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae.

Agency mortgage-backed securities and Agency debentures are referred to herein as “Investment Securities.”

Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Investment Securities are classified as available-for-sale and are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of other comprehensive income (loss). Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting.  Realized gains and losses on sales of Investment Securities are determined using the average cost method.

On April 1, 2011, the Company elected the fair value option for Agency interest-only mortgage-backed securities acquired on or after such date.  Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities acquired on or after April 1, 2011 are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on interest-only Agency mortgage-backed securities in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

Corporate Debt – The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of March 31, 2014 and December 31, 2013.

Equity Securities – The Company may invest in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of other comprehensive income (loss). Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net gains (losses) on trading assets.  Dividends are recorded in earnings based on the declaration date.

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities with the intent to net settle (“TBA derivatives”), options on TBA securities (“MBS options”) and U.S. Treasury futures contracts.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss).

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

Interest rate swaptions - Interest rate swaptions are purchased to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid for interest rate swaptions is reported as an asset in the Consolidated Statement of Financial Position. The difference between the premium and the fair value of the swaption is reported in Net gain (loss) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

The fair value of interest rate swaptions is estimated using internal pricing models and compared to the counterparty market value.

TBA Dollar Rolls - TBA dollar roll transactions are accounted for as a series of derivative transactions. The fair value of TBA derivatives is based on similar methods used to value Agency mortgage-backed securities with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

MBS Options – MBS options are generally options on TBA contracts, which help manage mortgage market risks and volatility while providing the potential to enhance returns.  MBS options are over-the-counter traded instruments and those written on current-coupon mortgage-backed securities are typically the most liquid.  MBS options are fair valued using internal pricing models and compared to the counterparty market value at the valuation date with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

U.S. Treasury Futures - U.S. Treasury futures contracts are derivatives that track the prices of specific U.S. Treasury securities. Short sales of U.S. Treasury futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains a margin account which is settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the quarters ended March 31, 2014 and December 31, 2013.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of March 31, 2014 and December 31, 2013.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2014 and December 31, 2013.

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

Commercial Real Estate Investments

Commercial Real Estate Loans – The Company's commercial real estate mortgages and loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate mortgages and loans are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. Origination fees and costs, premiums and discounts are amortized or accreted into interest income over the estimated life of the loan. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium.

Preferred Equity Interests Held for Investment – Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary.  Origination fees and costs, premiums and discounts are amortized or accreted into interest income over the estimated life of the investment.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The Company may be exposed to various levels of credit risk depending on the nature of its investments and the nature and level of the assets underlying the investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval of and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include an evaluation of the borrower’s ability to manage and operate the properties.  Management reviews loan to value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan to value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to net operating income (“NOI’), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine the borrower’s ability to refinance the asset at the maturity of the loan.  Management also reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which the subject property is located.

In connection with the quarterly surveillance review process, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is likelihood that we may not recover our cost basis.

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

The Company evaluates whether real estate acquired in connection with a foreclosure ("REO") or UCC/deed in lieu of foreclosure (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

Investments in commercial real estate, including REO, which do not meet the criteria to be classified as held for sale, are separately presented in the consolidated statements of financial condition as held for investment. Real estate held for sale is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Once a property is determined to be held for sale, depreciation is no longer recorded. In addition, if considered material to the overall consolidated financial statements, the results of operations are reclassified to income (loss) from discontinued operations in the consolidated statements of comprehensive income (loss).

The Company's real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if the Company's estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

Broker Dealer Activities

In January 2014, RCap ceased its trading activity in U.S. Treasury securities, derivatives and certain securities borrowed and loaned transactions.

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
U.S. Treasury Securities – RCap traded in U.S. Treasury securities for its proprietary portfolio, which consisted of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities were classified as trading investments and were recorded on the trade date at cost. Changes in fair value are reflected in Net gains (losses) on trading assets in the Company’s Consolidated Statement of Comprehensive Income (Loss). Interest income or expense on U.S. Treasury notes and bonds was accrued based on the outstanding principal amount of those investments and their stated terms.

Derivatives - RCap entered primarily into U.S. Treasury, Eurodollar, federal funds, German government and U.S. equity index and currency futures and options contracts. RCap maintained a margin account which was settled daily with FCMs. Changes in the unrealized gains or losses on the futures and options contracts as well as any foreign exchange gains and losses are reflected in Net gains (losses) on trading assets in the Company’s Consolidated Statements of Comprehensive Income (Loss).  Unrealized gains (losses) are excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Presentation of Financial Statements (ASC 205)/Property, Plant and Equipment (ASC 360)

On April 10, 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to be treated as discontinued operations.  Under this update, the Company is required to report disposals that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results if the component of the Company or group of components meets the criteria to be accounted for as held for sale or the component of the Company or group of components is disposed of by sale.  The ASU removes requirements that operations and cash flows have been (or will be eliminated) from the ongoing operations and that the Company will not have any significant continuing involvement with the component in order to be reported as discontinued operations.  Additionally, ASU 2014-08 also eliminates a number of scope exceptions and requires additional disclosures for transactions that meet the definition of a discontinued operations and significant items that are disposed of or held for sale that do not meet the discontinued operations criteria. The ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  Adoption is not expected to have a significant impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Balance Sheet (ASC 210)

On December 23, 2011, the FASB released ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the Company’s Consolidated Statements of Financial Condition and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  In January 2013, the FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice.  The objective of these updates is to support further convergence of GAAP and IFRS requirements.  The updates are effective for annual reporting periods beginning on or after January 1, 2013 and did not have a significant impact on the consolidated financial statements.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts.  This update is effective for reporting periods beginning after December 15, 2012.  Adoption of ASU 2013-02 did not have a significant impact on the consolidated financial statements.

Assets

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

4.    AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of March 31, 2014 and December 31, 2013 which were carried at their fair value:

March 31, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$24,875,914	$47,149,481	$113,744	$72,139,139
Unamortized premium	1,697,704	3,367,828	22,465	5,087,997
Unamortized discount	(9,446)	(11,341)	(380)	(21,167)
Amortized cost	26,564,172	50,505,968	135,829	77,205,969
Gross unrealized gains	205,409	381,265	8,650	595,324
Gross unrealized losses	(1,013,503)	(1,433,916)	(3,486)	(2,450,905)
Estimated fair value	$25,756,078	$49,453,317	$140,993	$75,350,388

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$73,655,761	$3,550,208	$77,205,969
Gross unrealized gains	455,048	140,276	595,324
Gross unrealized losses	(2,435,557)	(15,348)	(2,450,905)
Estimated fair value	$71,675,252	$3,675,136	$75,350,388

December 31, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)
Principal outstanding	$24,458,925	$43,564,657	$120,739	$68,144,321
Unamortized premium	1,627,966	2,970,813	27,085	4,625,864
Unamortized discount	(9,533)	(11,568)	(383)	(21,484)
Amortized cost	26,077,358	46,523,902	147,441	72,748,701
Gross unrealized gains	227,423	456,057	9,845	693,325
Gross unrealized losses	(1,267,106)	(1,781,683)	(4,288)	(3,053,077)
Estimated fair value	$25,037,675	$45,198,276	$152,998	$70,388,949

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$68,784,424	$3,964,277	$72,748,701
Gross unrealized gains	538,556	154,769	693,325
Gross unrealized losses	(3,040,153)	(12,924)	(3,053,077)
Estimated fair value	$66,282,827	$4,106,122	$70,388,949

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages. The following table summarizes the Company’s Agency	mortgage-backed securities as of March 31, 2014 and December 31, 2013, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

	March 31, 2014		December 31, 2013
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$66,051	$65,248	$65,584	$64,561
Greater than one year through five years	46,192,942	47,553,922	50,046,013	51,710,059
Greater than five years through ten years	22,833,176	23,099,356	14,915,716	15,292,973
Greater than ten years	6,258,219	6,487,443	5,361,636	5,681,108
Total	$75,350,388	$77,205,969	$70,388,949	$72,748,701

The weighted average lives of the Agency mortgage-backed securities at March 31, 2014 and December 31, 2013 in the table above are based upon principal prepayment rates for each security provided through subscription-based financial information services. The prepayment model considers current yield, forward yield, steepness of the yield curve, current mortgage rates, mortgage rate of the outstanding loans, loan age, margin, volatility and other factors.  The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than estimated.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	$50,079,785	$(2,046,126)	642	$47,677,197	$(2,569,474)	583
12 Months or More	6,055,285	(404,779)	50	6,102,283	(483,603)	55
Total	$56,135,070	$(2,450,905)	692	$53,779,480	$(3,053,077)	638

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

During the quarter ended March 31, 2014, the Company disposed of $4.3 billion of Agency mortgage-backed securities, resulting in a net realized gain of $129.5 million.  During the quarter ended March 31, 2013, the Company sold $16.3 billion of Agency mortgage-backed securities, resulting in a net realized gain of $182.8 million.  Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of March 31, 2014 and December 31, 2013 had net unrealized gains of $57.3 million and $78.1 million and an amortized cost of $1.1 billion and $1.0 billion, respectively.

5.    ACQUISITION OF CREXUS

On April 17, 2013, the Company, through its wholly-owned subsidiary CXS Acquisition Corporation, obtained control of CreXus pursuant to the merger agreement dated January 30, 2013. CreXus owned a portfolio of commercial real estate assets which are now owned by the Company. Following the acquisition, CXS Acquisition Corporation was renamed Annaly Commercial Real Estate Group, Inc.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The business combination was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, (“ASC 805”). Accordingly, goodwill was measured as the excess of the aggregate of the acquisition-date fair value of the consideration transferred and the acquisition-date fair value of the Company’s previously held equity interest in CreXus over the fair value, at acquisition date, of the identifiable assets acquired net of assumed liabilities. The following table summarizes the aggregate consideration and preliminary fair value of the assets acquired and liabilities assumed at the acquisition date:

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

Under ASC 805, merger-related transactions costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred. Transaction costs of $7.3 million were incurred during 2013 and were included in other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

6.        COMMERCIAL REAL ESTATE INVESTMENTS

At March 31, 2014 and December 31, 2013, commercial real estate investments were composed of the following:

CRE Debt and Preferred Equity Investments

	March 31, 2014			December 31, 2013
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)			(dollars in thousands)
Senior mortgages	$337,845	$336,845	20.5%	$669,512	$667,299	42.2%
Senior securitized mortgages(3)	399,541	398,113	24.3%	-	-	0.0%
Subordinate notes	15,965	16,049	1.0%	41,059	41,408	2.6%
Mezzanine loans	641,253	641,887	39.0%	626,883	628,102	39.5%
Preferred equity	249,769	247,312	15.2%	249,769	247,160	15.7%
Total	$1,644,373	$1,640,206	100%	$1,587,223	$1,583,969	100%
(1) Net carrying value includes unamortized origination fees of $4.9 million.
(2) Based on outstanding principal.
(3) Assets of consolidated VIE.

	March 31, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	67,946	-	-	59,000	-	126,946
Principal payments	(72)	-	(25,094)	(44,630)	-	(69,796)
Sales (principal)	-	-	-	-	-	-
Amortization & accretion of (premium) discounts	(36)	-	(265)	(617)	28	(890)
Net (increase) decrease in origination fees	(1,012)	-	-	15	1	(996)
Amortization of net origination fees	698	135	-	17	123	973
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$336,845	$398,113	$16,049	$641,887	$247,312	$1,640,206

(1) Assets of consolidated VIE.

	December 31, 2013
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$429,229	$-	$41,571	$568,759	$187,623	$1,227,182
Originations & advances (principal)	240,150	-	-	136,040	60,000	436,190
Principal payments	(388)	-	(90)	(64,035)	-	(64,513)
Sales (principal)	(13,750)	-	-	-	-	(13,750)
Amortization & accretion of (premium) discounts	(37)	-	(73)	(192)	31	(271)
Net (increase) decrease in origination fees	(1,106)	-	-	14	(601)	(1,693)
Amortization of net origination fees	701	-	-	16	107	824
Transfers	12,500	-	-	(12,500)	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
(1) Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

	March 31, 2014
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing	Watch List Loans		Workout Loans
	(dollars in thousands)
Senior mortgages	$337,845	20.5%	$312,372	$25,473	(2)	$-
Senior securitized mortgages(1)	399,541	24.3%	399,541	-		-
Subordinate notes	15,965	1.0%	15,965	-		-
Mezzanine loans	641,253	39.0%	635,253	6,000		-
Preferred equity	249,769	15.2%	249,769	-		-
	$1,644,373	100%	$1,612,900	$31,473		$-

(1) Assets of consolidated VIE.
(2) Includes approximately $13 million related to one loan on non accrual status.

	December 31, 2013
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing	Watch List Loans		Workout Loans
	(dollars in thousands)
Senior mortgages	$669,512	42.2%	$644,039	$25,473	(1)	$-
Subordinate notes	41,059	2.6%	41,059	-		-
Mezzanine loans	626,883	39.5%	620,883	6,000		-
Preferred equity	249,769	15.7%	249,769	-		-
	$1,587,223	100%	$1,555,750	$31,473		$-
(1) Includes approximately $13 million related to one loan on non accrual status.

 Total Commercial Real Estate Investment

	March 31, 2014	December 31, 2013
	(dollars in thousands)	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$6,639	$6,639
Buildings and improvements	31,100	31,100
Subtotal	37,739	37,739
Less: accumulated depreciation	(1,170)	(877)
Total real estate held for investment at amortized cost, net	36,569	36,862
Real estate held for sale at fair value	3,744	23,270
Total investment in commercial real estate, net	40,313	60,132
Net carrying value of CRE Debt and Preferred Equity Investments	1,640,206	1,583,969
Total commercial real estate investments	$1,680,519	$1,644,101

Securitizations and VIEs

In January 2014, the Company closed NLY Commercial Mortgage Trust 2014-FL1 (the “Trust”), a $399.5 million securitization financing transaction which provides permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or purchased by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by the
Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74%. The Company is using the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the only interest-only bond issued by the Trust, which are referred to as the subordinate bonds.

The Company incurred approximately $4.3 million of costs in connection with the securitization that have been capitalized and are being amortized to interest expense.  Deferred financing costs are included in Other assets in the accompanying consolidated statements of financial condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The Trust is structured as a pass through entity that receives principal and interest on the underlying collateral and distributes those payments to the certificate holders. The Trust is a VIE and the Company is the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership interest in the subordinate bonds. The Company’s exposure to the obligations of the VIE is generally limited to the Company’s investment in the Trust. Assets of the Trust may only be used to settle obligations of the Trust. Creditors of the Trust have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the Trust. No gain or loss was recognized upon initial consolidation of the Trust.

As of March 31, 2014 the carrying value of the Trust’s assets was $398.1 million, net of $1.4 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity investments in the accompanying Consolidated Statements of Financial Condition. As of March 31, 2014, the carrying value of the Trust’s liabilities was $260.7 million, classified as Securitized debt in the accompanying Consolidated Statements of Financial Condition.

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

U.S. Treasury securities and investment in affiliates are valued using quoted prices for identical instruments in active markets. Agency mortgage-backed securities, Agency debentures, interest rate swaps, swaptions and other derivatives are valued using quoted prices, including dealer quotes, or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews the fair values generated by the internal models to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The Agency mortgage-backed securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Agency mortgage-backed securities, interest rate swaps and swaptions markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair	value measurements. Consequently, the Company has classified Agency mortgage-backed securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
March 31, 2014	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$75,350,388	$-	$75,350,388
Agency debentures	-	2,408,259	-	2,408,259
Investment in affiliates	137,647	-	-	137,647
Interest rate swaps	-	340,890	-	340,890
Other derivatives	-	40,105	-	40,105
Total Assets	$137,647	$78,139,642	$-	$78,277,289
Liabilities:
Interest rate swaps	$-	$1,272,616	$-	$1,272,616
Other derivatives	-	6,045	-	6,045
Total Liabilities	$-	$1,278,661	$-	$1,278,661

	Level 1	Level 2	Level 3	Total
At December 31, 2013	(dollars in thousands)
Assets:
U.S. Treasury securities	$1,117,915	$-	$-	$1,117,915
Agency mortgage-backed securities	-	70,388,949	-	70,388,949
Agency debentures	-	2,969,885	-	2,969,885
Investment in affiliates	139,447	-	-	139,447
Interest rate swaps	-	559,044	-	559,044
Other derivatives	3,487	143,238	-	146,725
Total Assets	$1,260,849	$74,061,116	$-	$75,321,965
Liabilities:
U.S. Treasury securities sold, not yet purchased	1,918,394	-	-	1,918,394
Interest rate swaps	-	1,141,828	-	1,141,828
Other derivatives	439	55,079	-	55,518
Total Liabilities	$1,918,833	$1,196,907	$-	$3,115,740

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

The estimated fair value of commercial real estate debt and preferred equity investments takes into consideration changes in credit spreads and interest rates from the date of origination or purchase to the reporting date. The fair value also reflects consideration of asset-specific maturity dates and other items that could have an impact on the fair value as of the reporting date.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

The fair value of mortgages payable is calculated using the estimated yield of a new par loan to value the remaining terms in place. A par loan is created using the identical terms of the existing loan; however, the coupon is derived by using the original spread against the interpolated Treasury. The fair value of mortgages payable also reflects consideration of the value of the underlying collateral and changes in credit risk from the time the debt was originated.

The carrying value of participation sold is based on the loan’s amortized cost less an allowance for loan losses, if necessary. The fair value of participation sold is based on the fair value of the underlying related commercial loan.

The fair value of convertible senior notes is determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIE is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for all financial assets and liabilities as of March 31, 2014 and December 31, 2013.

		March 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$924,197	$924,197	$552,436	$552,436
Reverse repurchase agreements	1	444,375	444,375	100,000	100,000
Securities borrowed	1	513,500	513,500	2,582,893	2,582,893
U.S. Treasury securities	1	-	-	1,117,915	1,117,915
Agency mortgage-backed securities	2	75,350,388	75,350,388	70,388,949	70,388,949
Agency debentures	2	2,408,259	2,408,259	2,969,885	2,969,885
Investment in affiliates	1	137,647	137,647	139,447	139,447
Commercial real estate debt and preferred equity	3	1,640,206	1,649,239	1,583,969	1,581,836
Corporate debt	2	145,394	145,912	117,687	118,362
Interest rate swaps	2	340,890	340,890	559,044	559,044
Other derivatives	1,2	40,105	40,105	146,725	146,725

Financial liabilities:
U.S. Treasury securities sold, not yet purchased	1	$-	$-	$1,918,394	$1,918,394
Repurchase agreements	1,2	64,543,949	64,856,432	61,781,001	62,134,133
Securities loaned	1	513,510	513,510	2,527,668	2,527,668
Convertible Senior Notes	1	827,486	883,946	825,262	870,199
Securitized debt of consolidated VIE	2	260,700	262,105	-	-
Mortgages payable	2	19,317	19,240	19,332	19,240
Participation sold	3	13,963	13,882	14,065	14,050
Interest rate swaps	2	1,272,616	1,272,616	1,141,828	1,141,828
Other derivatives	1,2	6,045	6,045	55,518	55,518

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

8.        SECURED FINANCING

The Company had outstanding $64.5 billion and $61.8 billion of repurchase agreements with weighted average borrowing rates of 2.43% and 2.33%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 187 days and 204 days as of March 31, 2014 and December 31, 2013, respectively.  Investment Securities and U.S. Treasury securities pledged as collateral under these repurchase agreements and interest rate swaps had an estimated fair value and accrued interest of $68.5 billion and $227.0 million, respectively, at March 31, 2014 and $67.9 billion and $222.1 million, respectively, at December 31, 2013.

At March 31, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities and weighted average rates:

	March 31, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$6,065,530	0.29%	$-	0.00%
2 to 29 days	12,308,123	0.34%	21,171,574	0.36%
30 to 59 days	17,122,926	0.43%	13,373,921	0.43%
60 to 89 days	3,842,791	0.42%	3,592,266	0.44%
90 to 119 days	6,941,938	0.55%	4,010,334	0.52%
Over 120 days(1)	18,262,641	1.26%	19,632,906	1.29%
Total	$64,543,949	0.65%	$61,781,001	0.68%
(1) Approximately 14% of the total repurchase agreements have a remaining maturity over 1 year.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$1,766,563	$65,866,137	$2,524,980	$64,205,981
Amounts Offset	(1,322,188)	(1,322,188)	(2,424,980)	(2,424,980)
Netted Amounts	$444,375	$64,543,949	$100,000	$61,781,001

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2014 and December 31, 2013:

Derivatives Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$340,890	$559,044
Interest rate swaptions	Other derivative contracts, at fair value	36,965	110,361
TBA derivatives	Other derivative contracts, at fair value	3,140	20,693
MBS options	Other derivative contracts, at fair value	-	12,184
U.S. Treasury futures	Other derivative contracts, at fair value	-	3,487
		$380,995	$705,769

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$1,272,616	1,141,828
Interest rate swaptions	Other derivative contracts, at fair value	-	24,662
TBA derivatives	Other derivative contracts, at fair value	6,045	13,779
MBS options	Other derivative contracts, at fair value	-	16,638
U.S. Treasury futures	Other derivative contracts, at fair value	-	439
		$1,278,661	$1,197,346

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2014 and December 31, 2013:

March 31, 2014
Maturity	Current Notional(1)	Weighted Average Pay Rate(2)(3)	Weighted Average Receive Rate(2)(4)	Weighted Average Years to Maturity(2)
(dollars in thousands)
0 - 3 years	$24,516,550	1.78%	0.17%	1.84
3 - 6 years	8,723,500	2.07%	0.19%	4.60
6 - 10 years	17,179,700	2.49%	0.23%	7.83
Greater than 10 years	6,290,000	3.66%	0.18%	21.09
Total / Weighted Average	$56,709,750	2.16%	0.19%	5.31

(1)	Notional amount includes $3.1 billion in forward starting pay fixed swaps, offset by $1.4 billion in forward starting receive fixed swaps.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 3.00%.
(4)	Weighted average fixed rate on forward starting pay receive swaps was 1.18%.

December 31, 2013
Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$24,286,000	1.83%	0.18%	1.98
3 - 6 years	8,865,410	2.02%	0.19%	4.19
6 - 10 years	15,785,500	2.37%	0.23%	7.66
Greater than 10 years	3,490,000	3.62%	0.20%	19.93
Total / Weighted Average	$52,426,910	2.14%	0.20%	5.26

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaptions at March 31, 2014 and December 31, 2013:

March 31, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$4,100,000	3.14%	3M LIBOR	10.04	4.70
Short	$-	-	-	-	-

December 31, 2013	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$5,150,000	3.07%	3M LIBOR	10.10	4.26
Short	$1,000,000	3M LIBOR	2.83%	5.96	23.71

The following table summarizes certain characteristics of the Company’s TBA derivatives as of March 31, 2014 and December 31, 2013:

March 31, 2014
Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$1,500,000	$1,569,331	$1,568,184	$(1,147)
Sale contracts	(2,125,000)	(2,127,773)	(2,129,531)	(1,758)
Net TBA derivatives	$(625,000)	$(558,442)	$(561,347)	$(2,905)

December 31, 2013
Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,625,000	$2,733,682	$2,722,324	$(11,357)
Sale contracts	(3,875,000)	(3,923,213)	(3,904,941)	18,271
Net TBA derivatives	$(1,250,000)	$(1,189,531)	$(1,182,617)	$6,914

Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. Beginning on September 30, 2013, the Company elected to present derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Prior to September 30, 2013, the Company presented the fair value of derivative contracts net, by counterparty. The following tables present information about our derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of March 31, 2014 and December 31, 2013, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

March 31, 2014	Gross Amounts	Amounts Eligible for Offset	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$340,890	$(311,264)	$29,626
Interest rate swaptions, at fair value	36,965	-	36,965
TBA derivatives, at fair value	3,140	(1,304)	1,836

Liabilities:
Interest rate swaps, at fair value	1,272,616	(311,264)	961,352
Interest rate swaptions, at fair value	-	-	-
TBA derivatives, at fair value	6,045	(1,304)	4,741

December 31, 2013	Gross Amounts	Amounts Eligible for Offset	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$559,044	$(408,553)	$150,491
Interest rate swaptions, at fair value	110,361	(24,662)	85,699
TBA derivatives, at fair value	20,693	(9,775)	10,918
MBS options, at fair value	12,184	(3,292)	8,892
U.S. Treasury futures, at fair value	3,487	(439)	3,048

Liabilities:
Interest rate swaps, at fair value	1,141,828	(408,553)	733,275
Interest rate swaptions, at fair value	24,662	(24,662)	-
TBA derivatives, at fair value	13,779	(9,775)	4,004
MBS options, at fair value	16,638	(3,292)	13,346
U.S. Treasury futures, at fair value	439	(439)	-

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
March 31, 2014	$(260,435)	$(6,842)	$(348,942)
March 31, 2013	$(225,476)	$(16,378)	$325,734

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

As of March 31, 2014, the swap portfolio, excluding forward starting swaps, had a weighted average pay rate of 2.16% and a weighted average receive rate of 0.19%. The weighted average pay rate at December 31, 2013 was 2.14% and the weighted average receive rate was 0.20%.
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2014
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(37,837)	$(11,410)	$(49,247)
Net interest rate swaptions	$(40,943)	$(52,917)	$(93,860)
U.S. Treasury futures	$(5,669)	$(3,048)	$(8,717)
			$(151,824)

(1) Includes options on TBA securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Three Months Ended March 31, 2013
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$9,340	$(1,875)	$7,465
Net interest rate swaptions	$-	$-	$-
U.S. Treasury futures	$12,702	$(12,458)	$244
			$7,709

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which may contain provisions that grant counterparties certain rights with respect to the applicable ISDA upon the occurrence of certain events such as (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2014 is approximately $898 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

10.      CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. The Company has repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes as of March 31, 2014. Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier. The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at March 31, 2014 was 81.9145, which is equivalent to a conversion price of approximately $12.2079 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $97.4 million and $93.2 million at March 31, 2014 and December 31, 2013, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at March 31, 2014 and December 31, 2013 of $25.7 million and $26.9 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at March 31, 2014 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At March 31, 2014 and December 31, 2013, $4.4 million and $5.4 million, respectively, of the unamortized discount had not been reflected in interest expense.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

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

(A)  Common Stock

At March 31, 2014 and December 31, 2013, the Company had issued and outstanding 947,488,945 and 947,432,862   shares of common stock, with a par value of $0.01 per share.

No options were exercised during the quarter ended March 31, 2014.  During the quarter ended March 31, 2013, 20,000 options were exercised for an aggregate exercise price of $0.3 million.

During the quarter ended March 31, 2014, the Company raised $0.6 million, by issuing 56,000 shares, through the Direct Purchase and Dividend Reinvestment Program.  During the quarter ended March 31, 2013, the Company raised $0.8 million, by issuing 50,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In October 2012, the Company announced that its board of directors (“Board of Directors”) had authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. There were no purchases made by the Company under this repurchase plan during the quarter ended March 31, 2013.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2014 and 2013.

(B) Preferred Stock

At March 31, 2014 and December 31, 2013, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through March 31, 2014, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

At March 31, 2014 and December 31, 2013, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2014, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At March 31, 2014 and December 31, 2013, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2014, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

(C) Distributions to Stockholders

During the quarter ended March 31, 2014, the Company declared dividends to common stockholders totaling $284.2 million, or $0.30 per common share, paid to common stockholders on April 30, 2014. During the quarter ended March 31, 2014, the Company declared dividends to Series A Preferred stockholders totaling approximately $3.6 million, or $0.492 per share, Series C Preferred stockholders totaling approximately $5.7 million, or $0.477 per share, Series D Preferred stockholders totaling approximately $8.6 million, or $0.469 per share, which were paid to preferred stockholders on March 31, 2014.

During the quarter ended March 31, 2013, the Company declared dividends to common stockholders totaling $426.2 million or $0.45 per share, which were paid to common stockholders on April 29, 2013.  During the quarter ended March 31, 2013, the Company declared dividends to Series A Preferred stockholders totaling approximately $3.6 million or $0.492 per share, Series C Preferred stockholders totaling approximately $5.7 million or $0.477 per share and Series D Preferred stockholders totaling approximately $8.6 million or $0.469 per share.

12.    GOODWILL

At March 31, 2014 and December 31, 2013, goodwill totaled $94.8 million.

13.    INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters ended March 31, 2014 and 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

	For the quarters ended
	March 31,	March 31,
	2014	2013
Interest income:
Investment Securities	$614,419	$723,750
Commercial investment portfolio(1)	39,486	1,070
U.S. Treasury securities	1,329	5,996
Securities loaned	114	2,612
Reverse repurchase agreements	500	3,636
Other	53	153
Total interest income	655,901	737,217
Interest expense:
Repurchase agreements	103,131	157,064
Convertible Senior Notes	18,897	15,813
U.S. Treasury securities sold, not yet purchased	1,076	2,788
Securities borrowed	95	1,925
Securitized debt of consolidated VIE	1,611	-
Participation sold	161	-
Total interest expense	124,971	177,590
Net interest income	$530,930	$559,627

(1) Includes commercial real estate debt and preferred equity and corporate debt.

14.    NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income and shares used in calculating basic and diluted  earnings per share for the quarters ended March 31, 2014 and 2013.

	For the Quarter Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands, except per share data)
Net income (loss)	$(203,351)	$870,278
Less: Preferred stock dividends	17,992	17,992
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	(221,343)	852,286
Add: Interest on Convertible Senior Notes, if dilutive	-	10,450
Net income (loss) available to common shareholders, as adjusted	(221,343)	862,736
Weighted average shares of common stock outstanding-basic	947,458,813	947,249,901
Add: Effect of dilutive stock options and Convertible Senior Notes, if dilutive	-	47,565,268
Weighted average shares of common stock outstanding-diluted	947,458,813	994,815,169
Net income (loss) per share available (related) to common share:
Basic	$(0.23)	$0.90
Diluted	$(0.23)	$0.87

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Options to purchase 3.2 million and 3.4 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters ended March 31, 2014 and 2013, respectively.

15.    LONG-TERM STOCK INCENTIVE PLAN

The Company adopted the 2010 Equity Incentive Plan (the “Plan”), which authorizes the Compensation Committee of the Board of Directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.   The Company had previously adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”).  The Prior Plan authorized the Compensation Committee of the Board of Directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares. No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The following table sets forth activity related to the Company’s stock options awarded under the Plan as of March 31, 2014:

	For the Quarter Ended
	March 31, 2014
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	3,581,752	$15.44
Granted	-	$-
Exercised	-	$-
Forfeited	(353,417)	$14.94
Expired	-	$-
Options outstanding at the end of period	3,228,335	$15.49
Options exercisable at the end of the period	3,228,335	$15.49

The weighted average remaining contractual term was approximately 3.5 years for stock options outstanding and exercisable as of March 31, 2014.

As of March 31, 2014, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

16.    INCOME TAXES

For the quarter ended March 31, 2014 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to
Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company does not expect to be subject to the Section 162(m) disallowance.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and the Company’s TRSs are subject to federal, state and local taxes.

During the quarter ended March 31, 2014, the Company recorded $4.0 million of income tax expense for income attributable to its TRSs.  During the quarter ended March 31, 2013, the Company’s TRSs recorded $1.9 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations. During the quarter ended March 31, 2013, the Company recorded $3.9 million of income tax expense for a portion of earnings retained based on Section 162(m) limitations.

The Company’s 2012, 2011 and 2010 federal, state and local tax returns remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

17. LEASE COMMITMENTS AND CONTINGENCIES Commitments The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in
December 2014. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the quarters ended March 31, 2014 and 2013 were $0.4 million and $0.6 million, respectively. The Company’s aggregate future minimum lease payments total $1.9 million.  The following table details the lease payments.

Year Ending December 31,	Lease Commitments
(dollars in thousands)
2014 (remaining)	$1,721
2015	159
2016	27
2017	-
2018	-
Later years	-
$1,907

The Company had no material unfunded loan commitments as of March 31, 2014 and December 31, 2013.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. No accrual for contingencies was required as of March 31, 2014 and December 31, 2013.

18.     RISK MANAGEMENT

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

The Company may seek to mitigate the potential financial impact by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges. As of March 31, 2014 and December 31, 2013, the Company entered into interest rate swaps to pay a fixed rate and receive a floating rate of interest, with a total notional amount of $58.1 billion and $52.4 billion, respectively. As of March 31, 2014 the Company entered into interest rate swaps to receive a fixed rate and pay a floating rate of interest, with a total notional amount of $1.4 billion. The Company was not party to any receive fixed-rate interest rate swaps at December 31, 2013

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the volatility of future interest rates may adversely affect the performance and market value of the Company’s investments. This could negatively impact the Company’s book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Investment Securities at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario analyses and utilizing a range of hedging strategies.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities, Agency debentures or U.S. Treasury securities.  The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments and corporate debt. The Company is exposed to risk of loss if an issuer, borrower or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers.

19.   RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of March 31, 2014 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2014 was $397.2 million with excess net capital of $396.9 million.

20.   RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At March 31, 2014, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $137.6 million at March 31, 2014 and approximately 45.0 million shares of Chimera at a fair value of approximately $139.4 million at December 31, 2013.  At March 31, 2014 and December 31, 2013, the investment in Chimera had an unrealized loss of $1.2 million and an unrealized gain of $0.6 million, respectively.

The Company evaluates the near-term prospects of its current investment in Chimera in relation to the severity and length of time of impairment. As of March 31, 2014, management determined that its investment in Chimera was not considered to be other-than-temporarily impaired as the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in market value. As of December 31, 2013, the Company’s investment in Chimera was in an unrealized gain position.

Advisory fees

For the quarter ended March 31, 2014, the Company recorded advisory fees from Chimera totaling $6.1 million.  For the quarter ended March 31, 2013, the Company recorded advisory fees from Chimera and CreXus totaling $9.3 million.  At March 31, 2014 and December 31, 2013, the Company had amounts receivable from Chimera of $6.5 million and $6.8 million, respectively.

Management Agreement

In June 2013, the Company and the Manager entered into a Management Agreement (the “Management Agreement”), effective as of July 1, 2013 and applicable for the entire 2013 calendar year, pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board of Directors (the “Externalization”). Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined in the Management Agreement, for its management services.

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
Item 2.  Management’s Discussion and Analysis

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financing, changes in the market value of our assets, changes in business conditions and the general economy, our ability to grow the commercial mortgage business, credit risks related to our investments in commercial real estate assets and corporate debt, our ability to consummate any contemplated investment opportunities and other corporate transactions, changes in governmental regulations affecting our business, our ability to maintain our classification as a real estate investment trust (or REIT) for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act), and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiary, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see the information under the caption “Risk Factors” contained in our most recent annual report on Form 10-K. We do not undertake and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our most recent annual report on Form 10-K. All references to “Annaly,” “we,” “us” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the Glossary of Terms for definitions of commonly used terms in this quarterly report on Form 10-Q.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Overview

We are a leading mortgage REIT that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.” Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments.

We own a portfolio of real estate related investments. We use our capital coupled with borrowed funds to invest in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

We are primarily organized around the following operations:

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

Our asset portfolio totaled $79.5 billion as of March 31, 2014, which includes $398.1 million of commercial real estate securitized loans held in a consolidated trust, compared to $75.1 billion as of December 31, 2013, reflecting an increase in Investment Securities. ACREG represented approximately 2.1% of our asset portfolio as of March 31, 2014.

We recorded a net loss of $203.4 million, or $0.23 per average basic common share, for the quarter ended March 31, 2014 compared to net income of $870.3 million, or $0.90 per basic share, for the same period in 2013. Leverage at March 31, 2014 and December 31, 2013 was 5.2:1 and 5.0:1, respectively. At March 31, 2014 and December 31, 2013 the Company’s capital ratio was 15.2% and 15.1%, respectively. At March 31, 2014 and December 31, 2013, the Company had a common stock book value per share of $12.30 and $12.13, respectively.

Business Environment

We have begun selectively adding Agency mortgage-backed securities to our portfolio in the first quarter of 2014. We remain somewhat cautious as the Federal Reserve (or Fed) has begun to wind down their purchases of Agency MBS. Additionally, further financial and housing regulatory reform is likely, and its effect on our business is unclear.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), increased slightly by 0.1 percent on a seasonally-adjusted annualized rate in the first quarter of 2014.  The decline in pace of growth is likely partially due to unusually harsh weather conditions throughout the United States, with the recent trend of 1-3 percent growth intact. Employment growth was also steady throughout the quarter though similarly impacted by weather, averaging just below the recent trend of 200,000 jobs added per month, as measured by the Bureau of Labor Services. The annual growth in the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Fed’s preferred price measure, or core PCE which is defined as personal consumption expenditure prices excluding food and energy prices, continued to run below expectations at 1.1 percent in February 2014. The Federal Open Market Committee (FOMC or the Committee) continues to note that “inflation persistently below its 2 percent objective could pose risks to economic performance,” but expects that inflation will eventually trend back towards its objective.

Noting the cumulative progress toward maximum employment and an improving labor market outlook, on January 29, 2014, the Fed announced that beginning in February 2014, it will add to its holdings of longer-term U.S. Treasury securities at a pace of $35 billion per month rather than $40 billion per month, and will add to its holdings of Agency mortgage-backed securities at a pace of $30 billion per month rather than $35 billion per month. The FOMC continued the slowing of their pace of asset purchases in their March 18-19, 2014 meeting, reducing their purchases of U.S. Treasuries to $30 billion per month, and Agency mortgage-backed securities to $25 billion per month. In their April 30 meeting, the FOMC elected to further reduce their purchases of U.S. Treasuries to $25 billion per month, and Agency mortgage-backed securities to $20 billion per month. In a further modification to their policy rate guidance, the FOMC removed the language surrounding a specific unemployment rate threshold altogether at their March meeting, in favor of a broader assessment of “a wide range of information.” In addition, they provided guidance on the expected future path of their federal funds rate target, saying they anticipate “even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.” In her first post-FOMC press conference Chairman Yellen reiterated the Committee’s commitment to accommodative monetary policy after a “series of years in which growth has proven disappointing” and a “shallower glide path” to the first federal funds increase. The 10-year Treasury, which closed to yield 3.03 percent on December 31, 2013 correspondingly fell to yield 2.72 percent on March 31, 2014. Volatility, as measured by the Merrill Lynch MOVE index, similarly declined during the same period from 73.55 to 61.81.

In response to the Fed’s taper decision and improved economic outlook, long-term rates, benchmarked by the 10-year U.S. Treasury, initially rose through the end of the year before steadying in the first quarter of 2014. The mortgage basis, or spread between the 30-year Agency mortgage-backed securities current coupon and the 10-year U.S. Treasury, which had widened amidst volatility during the second quarter of 2013, steadied through the end of the year and first quarter of 2014. The higher level of mortgage rates resulted in decreased prepayment speeds and lower mortgage originations.

Financial Regulatory Reform

Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy. In particular, the government is attempting to change its involvement through the Agencies in the mortgage market. There have been numerous legislative initiatives introduced regarding the Agencies, and it is unclear which approach, if any, may become law. In addition, regulators remain focused on the wholesale funding markets, bank capital levels and shadow banking. It is difficult to predict the ultimate legislative and other regulatory outcomes of these efforts. We continue to monitor these legislative and regulatory developments and evaluate their potential impact on our business.

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K.

Net Income (Loss) Summary

For the quarter ended March 31, 2014, we recorded a net loss of $203.4 million, or $0.23 per average basic common share, as compared to net income of $870.3 million, or $0.90 per average basic common share, for the quarter ended March 31, 2013. We attribute the majority of the change in net income (loss) for the quarter ended March 31, 2014 from the quarter ended March 31, 2013 to the change in unrealized gains (losses) on interest rate swaps, which resulted in an unrealized loss of $348.9 million for the quarter ended March 31, 2014 compared to an unrealized gain of $325.7 million for the same period in 2013. The change in the fair value of interest rate swaps was primarily attributable to the downtrend in forward interest rates experienced during the quarter ended March 31, 2014 compared to rising interest rates during the same period in 2013. In addition, net gains (losses) on trading assets resulted in a loss of $146.2 million for the quarter ended March 31, 2014 compared to a gain of $1.5 million for the same period in 2013, net gains on

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

disposal of investments decreased $103.1 million for the same comparative period and the change in unrealized gains (losses) on interest-only Agency mortgage-backed securities resulted in an unrealized loss of 20.8 million for the quarter ended March 31,
2014 compared to an unrealized gain of $80.1 million for the same period in 2013. The following table presents our net income (loss) summary for the quarters ended March 31, 2014 and 2013.

	For the Quarter Ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
Interest income	$655,901	$737,217
Interest expense	124,971	177,590
Net interest income	530,930	559,627
Other income (loss)	(682,902)	368,370
General and administrative expenses	47,378	51,912
Income (loss) before income taxes	(199,350)	876,085
Income taxes	4,001	5,807
Net income (loss)	(203,351)	870,278
Dividends on preferred stock	17,992	17,992
Net income (loss) available (related) to common stockholders	$(221,343)	$852,286
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.23)	$0.90
Diluted	$(0.23)	$0.89
Weighted average number of common shares outstanding:
Basic	947,458,813	947,249,901
Diluted	947,458,813	994,815,169

Other information:
Average total assets	$82,168,619	$129,477,076
Average equity	$12,484,884	$15,615,407
Return on average total assets	(0.99%)	2.69%
Return on average equity	(6.52%)	22.29%

We use daily balances to calculate average Interest Earning Assets and Interest Bearing Liabilities.  For the purpose of computing net interest income and ratios relating to cost of funds measures throughout this report, interest expense includes interest expense on interest rate swaps, which is recorded in the Consolidated Statements of Comprehensive Income (Loss) as Realized gains (losses) on interest rate swaps.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

● core earnings;
● core earnings per average basic common share;
● economic interest expense; and
● economic net interest income.

Core earnings is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities and net gains and losses on trading assets.

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

Our presentation of the economic value of our investment strategy has important limitations.  Other market participants may calculate core earnings, core earnings per average basic common share, economic interest expense and economic net interest income differently than we calculate them, making comparative analysis difficult.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Although we believe that the calculation of the economic value of our investment strategy described above helps evaluate and measure our financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool.  Therefore, the economic value of our investment strategy should not be viewed in isolation and is not a substitute for net income (loss), net income (loss) per basic share available (related) to common stockholders, interest expense and net interest income computed in accordance with GAAP.

Core Earnings Summary

Our core earnings were $239.7 million, or $0.23 per average basic common share, for the quarter ended

March 31, 2014 compared to $296.4 million, or $0.29 per average basic common share, for the same period in 2013. We attribute the majority of the decrease in core earnings for the quarter ended March 31, 2014 from the quarter ended March 31, 2013 to a decline in economic net interest income of $63.7 million for the quarter ended March 31, 2014 compared to the same period in 2013, primarily attributable to a decline in average Interest Earning Assets to $81.9 billion from $124.4 billion.

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters ended March 31, 2014 and 2013 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

	For the Quarter Ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(203,351)	$870,278
Adjustments:
Realized (gains) losses on termination of interest rate swaps	6,842	16,378
Unrealized (gains) losses on interest rate swaps	348,942	(325,734)
Net (gains) losses on disposal of investments	(79,710)	(182,843)
Net (gains) losses on trading assets	146,228	(1,549)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	20,793	(80,127)
Core earnings	$239,744	$296,403

GAAP net income per average basic common share	$(0.23)	$0.90
Core earnings per average basic common share	$0.23	$0.29

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

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Quarter Ended:	(dollars in thousands)
March 31, 2014	$124,971	$260,435	$385,406	$530,930	$260,435	$270,495
March 31, 2013	$177,590	$225,476	$403,066	$559,627	$225,476	$334,151

(1) Economic interest expense includes interest expense on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

    Quarter Ended            CPR
    March 31, 2014           6%
    March 31, 2013           19%

Our interest income for the quarters ended March 31, 2014 and 2013 was $655.9 million and $737.2 million, respectively. We had average Interest Earning Assets of $81.9 billion and $124.4 billion, and the yield on our average Interest Earning Assets was 3.21% and 2.37% for the quarters ended March 31, 2014 and 2013, respectively. The decline in interest income of $81.3 million for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 was primarily due to a $42.6 billion decrease in average Interest Earning Assets for the quarter ended March 31, 2014 compared to the same period in 2013.

Economic Interest Expense and the Cost of Interest Bearing Liabilities

Our largest expense is the cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). We had average Interest Bearing Liabilities of $66.9 billion and $110.7 billion for the quarters ended March 31, 2014 and 2013, respectively. Our total economic interest expense was $385.4 million, which included $260.4 million in interest expense on interest rate swaps, and $403.1 million, which included $225.5 million in interest expense on interest rate swaps, for the quarters ended March 31, 2014 and 2013, respectively. Our cost of funds on average Interest Bearing Liabilities was 2.31% and 1.46%, including interest expense on interest rate swaps, for the quarters ended March 31, 2014 and 2013, respectively. Economic interest expense, including interest expense on interest rate swaps, for the quarter ended March 31, 2014 decreased by $17.7 million when compared to the quarter ended March 31, 2013, primarily due to the $43.9 billion decline in average Interest Bearing Liabilities for the quarter ended March 31, 2014 compared to the same period in 2013, partially offset by a 85 basis point increase in the cost of Interest Bearing Liabilities, largely attributable to increased swap expense.

The table below shows our average Interest Bearing Liabilities and cost of funds on average Interest Bearing Liabilities as compared to average one-month and average six month LIBOR for the periods presented.

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarter Ended:	(dollars in thousands)
March 31, 2014	$66,870,534	$66,159,608	$385,406	2.31%	0.16%	0.33%	(0.17%)	2.15%	1.98%
March 31, 2013	$110,722,615	$104,089,071	$403,066	1.46%	0.20%	0.47%	(0.27%)	1.26%	0.99%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage.

As of March 31, 2014 and December 31, 2013, 98% and 99%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of March 31, 2014, the term to maturity of our repurchase agreements ranged from one day to five years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At March 31, 2014 and December 31, 2013, the weighted average cost of funds for all of our borrowings was 2.46% and 2.37%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the Convertible Senior Notes), and the weighted average days to maturity was 189 days and 208 days, respectively.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, totaled $270.5 million and $334.2 million for the quarters ended March 31, 2014 and 2013, respectively. The decline for the quarter ended March 31, 2014 compared to the same period in 2013 was primarily due to lower interest income, as our average Interest Earning Assets decreased by $42.6 billion.

The table below shows our average Interest Earning Assets, total interest income, yield on average Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic net interest income and net interest rate spread for the periods presented.

	Average Interest Earning Assets(1)	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Rate Spread
For the Quarter Ended:	(dollars in thousands)
March 31, 2014	$81,852,609	$655,901	3.21%	$66,870,534	$385,406	2.31%	$270,495	0.90%
March 31, 2013	$124,414,754	$737,217	2.37%	$110,722,615	$403,066	1.46%	$334,151	0.91%

(1) Does not reflect unrealized gains/ (losses) or premium/ (discount).
(2) Economic interest expense includes interest expense on interest rate swaps.
(3) Economic net interest income includes interest expense on interest rate swaps.

Other Income

Other income is largely comprised of net gains or losses on interest rate swaps, gains or losses from trading assets, net gains or losses on sales of Agency mortgage-backed securities and other investments, net unrealized gains (losses) on interest-only Agency mortgage-backed securities, dividend income from available-for-sale equity securities and investment advisory fees.

The aggregate net gain (loss) on interest rate swaps was a loss of $616.2 million and a gain of $83.9 million for the quarters ended March 31, 2014 and 2013, respectively. The change in the aggregate net gain (loss) on interest rate swaps for the quarter ended March 31, 2014 as compared to the same period in

2013 was primarily attributable to the downward trend in forward interest rates experienced in the first quarter of 2014, coupled with a larger notional balance of swaps outstanding in the first quarter of 2014 compared to the same period in 2013.

Our net loss from trading assets was $146.2 million for the quarter ended March 31, 2014 compared to a net gain of $1.5 million for the same period in 2013. The change for the quarter ended March 31, 2014 as compared to the same period in 2013 was primarily attributable to net losses from interest rate swaptions and TBA derivatives.

For the quarters ended March 31, 2014 and 2013, we disposed of Investments Securities with a carrying value of $5.0 billion and $17.2 billion for an aggregate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

net gain of $80.7 million and $182.8 million, respectively.  We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Our net unrealized loss on interest-only Agency mortgage-backed securities was $20.8 million for the quarter ended March 31, 2014 compared to a net gain of $80.1 million for the same period in 2013. The change was primarily attributable to the downward trend in forward interest rates experienced in the first quarter of 2014 compared to rising interest rates during the same period in 2013.

Dividend income from our investments in Chimera Investment Corporation (or Chimera) totaled $13.0 million for the quarter ended March 31, 2014.  Dividend income from our investment in Chimera and CreXus (we held shares prior to our acquisition of CreXus, which closed during the second quarter of 2013), totaled $6.4 million for the quarter ended March 31, 2013. The increase in dividend income for the quarter ended March 31, 2014 compared to the same period in 2013 was due to a $9.0 million special dividend from our investment in Chimera recognized during the first quarter of 2014, partially offset by CreXus declaring a dividend during the first quarter of 2013 but not during the same period in 2014 as a result of its acquisition. Chimera is and CreXus was managed by our wholly-owned subsidiary FIDAC.

FIDAC is a registered investment advisor specializing in managing fixed income securities. In October 2013, we sold the net assets and operations of Merganser Capital Management, Inc., a registered investment advisor specializing in managing fixed income securities, to a third party. Investment advisory income for the quarters ended March 31, 2014 and 2013 totaled $6.1 million and $13.4 million, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  The decline in investment advisory income for the quarter ended March 31, 2014 compared to the same period in 2013 was due to lower advisory fees from affiliates and the sale of Merganser in October 2013.

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses. G&A expenses were $47.4 million and $51.9 million for the quarters ended March 31, 2014 and 2013, respectively. For the quarter ended March 31, 2014, any compensation expense incurred by us reduced the amount of the management fee by the same amount. G&A expenses as a percentage of average total assets was 0.23% and 0.16% for the quarters ended March 31, 2014 and 2013, respectively. The decrease in G&A expenses of $4.5 million for the quarter ended March 31, 2014 compared to the same period in 2013 was the result of lower other general and administrative expenses, primarily lower professional fees and brokerage expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended:	(dollars in thousands)
March 31, 2014	$47,378	0.23%	1.52%
March 31, 2013	$51,912	0.16%	1.33%

Unrealized Gains and Losses

With our “available-for-sale” accounting treatment, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under Accumulated Other Comprehensive Income (Loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

Unrealized Gains and Losses
	March 31, 2014	December 31, 2013
	(dollars in thousands)
Unrealized gain	$519,935	$600,034
Unrealized loss	(2,608,414)	(3,348,967)
Net unrealized gain (loss)	$(2,088,479)	$(2,748,933)

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

The fair value of these securities being below amortized cost for the quarter ended March 31, 2014 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded a net loss of $203.4 million and net income of $870.3 million for the quarters ended March 31, 2014 and 2013, respectively. Our return (loss) on average equity was (6.52%) and 22.29% for the quarters ended March 31, 2014 and 2013, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return of Average Equity

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Other Income (Loss)/Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended:
March 31, 2014	8.67%	0.20%	(14.20%)	0.46%	(1.52%)	(0.13%)	(6.52%)
March 31, 2013	8.56%	0.35%	14.70%	0.16%	(1.33%)	(0.15%)	22.29%

(1) Economic net interest income includes interest expense on interest rate swaps.
(2) Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition

Total assets were $82.4 billion and $81.9 billion as of March 31, 2014 and December 31, 2013, respectively. The change was primarily due to a $4.4 billion increase in Investments Securities partially offset by decreases in securities borrowed and U.S. Treasury securities as

RCap, our broker-dealer subsidiary, ceased its trading activity in U.S. Treasury securities, derivatives and certain securities borrowed and loaned transactions activities during the first quarter of 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2014 and December 31, 2013 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At March 31, 2014 and December 31, 2013 we had on our Consolidated Statements of Financial Condition a total of $24.3 million and $25.7 million, respectively, of unamortized discount (which is the difference between the remaining principal amount and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.1 billion and $4.6 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal amount).

We received mortgage principal repayments of $1.7 billion and $8.5 billion for the quarters ended March 31, 2014 and 2013, respectively. The average prepayment speed for the quarters ended March 31, 2014 and 2013 was 6% and 19%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, as of the dates presented.

Agency Mortgage-Backed Securities and Agency Debentures

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/Principal Amount	Weighted Average Coupon Rate	Weighted Average Yield
	(dollars in thousands)
At March 31, 2014	$74,724,887	$3,921,391	$78,646,278	105.25%	$76,559,004	102.45%	3.68%	2.96%
At December 31, 2013	$71,430,069	$3,558,168	$74,988,237	104.98%	$72,238,708	101.13%	3.62%	2.89%

The tables below summarize certain characteristics of our Agency mortgage-backed securities and Agency debentures and interest-only securities, as of the dates presented. The index level for adjustable-rate Agency mortgage-backed securities and Agency debentures is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures

	Principal Amount	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
	(dollars in thousands)
At March 31, 2014	$5,485,600	32 months	7.65%	2.79%	2.67%	7.34%
At December 31, 2013	$6,719,599	33 months	6.44%	2.81%	2.80%	9.41%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Fixed-Rate Agency Mortgage-Backed Securities and Agency Debentures Characteristics

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
	(dollars in thousands)
At March 31, 2014	$69,239,287	3.75%	2.98%	92.66%
At December 31, 2013	$64,710,470	3.71%	2.90%	90.59%

Agency Interest-Only Mortgage-Backed Securities

	Notional Amount	Net Premium	Amortized Cost	Amortized Cost/Notional Amount	Carrying Value	Carrying Value/Notional Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield
	(dollars in thousands)
At March 31, 2014	$7,751,109	$1,142,301	$1,142,301	14.74%	$1,199,643	15.48%	3.92%	11.99%
At December 31, 2013	$7,374,675	$1,041,990	$1,041,990	14.13%	$1,120,126	15.19%	3.82%	9.00%

At March 31, 2014 and December 31, 2013, we held Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index
March 31, 2014

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	3 mo.	40 mo.	1 mo.	1 mo.	16 mo.	29 mo.
Weighted average annual period cap	1.70%	2.00%	0.00%	0.00%	2.00%	0.00%
Weighted average lifetime cap at March 31, 2014	11.22%	9.87%	9.16%	10.79%	10.70%	4.66%
Investment principal value as percentage of Investment Securities at March 31, 2014	0.22%	3.36%	0.16%	0.21%	0.16%	3.23%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index
December 31, 2013

	Six Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	40 mo.	1 mo.	1 mo.	18 mo.	34 mo.
Weighted average annual period cap	1.78%	2.00%	0.00%	0.00%	2.00%	0.00%
Weighted average lifetime cap at December 31, 2013	11.20%	9.81%	7.36%	10.80%	10.74%	2.36%
Investment principal value as percentage of Investment Securities at December 31, 2013	0.40%	4.04%	0.28%	0.23%	0.18%	4.28%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and

Convertible Senior Notes, the non-cancelable office leases and employment agreements as of March 31, 2014.  The table does not include the effect of net interest rate payments under our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

March 31, 2014, the interest rate swaps had a net	negative fair value of $931.7 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$55,528,949	$7,286,338	$1,728,662	$-	$64,543,949
Interest expense on repurchase agreements, based on rates at March 31, 2014	239,666	273,574	21,583	-	534,823
Convertible Senior Notes	107,541	750,000	-	-	857,541
Securitized debt of consolidated VIE	84,180	176,520	-	-	260,700
Mortgages payable	178	19,139	-	-	19,317
Participation sold	-	-	13,963	-	13,963
Interest expense on Convertible Senior Notes	41,264	4,688	-	-	45,952
Long-term operating lease obligations	1,748	159	-	-	1,907
Employment contracts of our subsidiaries	1,888	-	-	-	1,888
Total	$56,005,414	$8,510,418	$1,764,208	$-	$66,280,040

We had no material unfunded loan commitments issued as of March 31, 2014.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is largely consistent with our current operations via repurchase agreements. We also intend to consider using Federal Home Loan Bank of Des Moines (FHLB Des Moines) advances, securitization structures or other term financing structures to finance certain of our assets. During the quarter ended March 31, 2014, we received $1.7 billion from principal repayments and $6.2 billion in cash from disposal of Investment Securities. During the quarter ended March 31, 2013, we received $8.5 billion from principal repayments and $16.3 billion in cash from disposal of Investment Securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

measure of potential future losses at a given confidence level over a given time horizon.

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational, and other risks such as compliance, legal and regulatory risks. For further discussion of the risks the firm is subject to, please see Part I, Item 1A. “Risk Factors” of our most recent annual report on Form 10-K.

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,475	9,474
Additional paid-in capital	14,770,553	14,765,761
Accumulated other comprehensive income (loss)	(2,088,479)	(2,748,933)
Accumulated deficit	(1,039,896)	(534,306)
Total stockholders’ equity	$12,564,712	$12,405,055

Common and Preferred Stock

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

During the quarter ended March 31, 2014, the Company raised $0.6 million, by issuing 56,000 shares, through the Direct Purchase and Dividend Reinvestment Program.  During the quarter ended March 31, 2013, the Company raised $0.8 million, by issuing 50,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In October 2012, we announced that our board of directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. We did not repurchase any shares of our outstanding common stock under this repurchase plan during the quarter ended March 31, 2013.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2014 and 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Distributions to Stockholders

During the quarter ended March 31, 2014, we declared dividends to common stockholders totaling $284.2 million, or $0.30 per common share, which were paid to stockholders on April 30, 2014. During the quarter ended March 31, 2014, we declared dividends to Series A Preferred stockholders totaling approximately $3.6 million or $0.492 per share, Series C Preferred stockholders totaling approximately $5.7 million or $0.477 per share, Series D Preferred stockholders totaling approximately $8.6 million or $0.469 per share which were paid to preferred stockholders on March 31, 2014.

During the quarter ended March 31, 2013, we declared dividends to common stockholders totaling $426.2 million or $0.45 per share, which were paid to stockholders on April 29, 2013. During the quarter ended March 31, 2013, we declared dividends to Series A Preferred stockholders totaling approximately $3.6 million or $0.492 per share, Series C Preferred stockholders totaling approximately $5.7 million or $0.477 per share and Series D Preferred stockholders totaling approximately $8.6 million or $0.469 per share which were paid to preferred stockholders on April 1, 2013.

Our policy is to distribute 100% of our REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, we distribute such shortfall within the next year as permitted by the Code.

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

Our debt-to-equity ratio at March 31, 2014 (including securitized debt of consolidated VIE, loan participation sold and mortgages payable which are non-recourse to us) and December 31, 2013 was 5.2:1 and 5.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets, was 15.2% and 15.1% at March 31, 2014 and December 31, 2013, respectively. Our net capital ratio was 15.4% and 15.9% at March 31, 2014 and December 31, 2013, respectively. Our net capital ratio represents our ratio of stockholders’ equity to total assets, adjusted to reflect net balances of U.S. Treasury securities and U.S. Treasury securities sold, not yet purchased, reverse repurchase agreements and repurchase agreements, and securities borrowed and securities loaned.

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

Risk Appetite

We maintain a firm-wide risk appetite statement which defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy.  Fundamentally, we will only engage in risk activities based on our core expertise that enhance value for our stockholders. Our activities focus on capital preservation and income generation through proactive portfolio management, supported by a conservative liquidity and leverage posture.

The risk appetite statement asserts the following key parameters to guide our risk management activities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

Interest rate risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements.
Hedging	We will use swaps and other derivatives to hedge market risk, targeting both income and capital preservation.
Capital preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act.

Governance

Risk management begins with our board of directors, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The board of directors exercises its oversight of risk management primarily through the Board Risk Committee (or BRC) and Board Audit Committee (or BAC).  The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies, our risk tolerance and our capital, liquidity and funding. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

At March 31, 2014, we had total pledged collateral for repurchase agreements and interest rate swaps of $68.5 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended March 31, 2014 compared to the quarter ended December 31, 2013, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended March 31, 2014.

We had repurchase agreements outstanding of $64.5 billion with a weighted average borrowing rate of 0.65% and weighted average remaining maturities of 187 days as of March 31, 2014.

At March 31, 2014 the repurchase agreements had the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	March 31, 2014
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$6,065,530	0.29%	9.4%
2 to 29 days	12,308,123	0.34%	19.0%
30 to 59 days	17,122,926	0.43%	26.5%
60 to 89 days	3,842,791	0.42%	6.0%
90 to 119 days	6,941,938	0.55%	10.8%
Over 120 days(1)	18,262,641	1.26%	28.3%
Total	$64,543,949	0.65%	100.0%

(1) Approximately 14% of the total repurchase agreements have a remaining maturity over 1 year.

During the first quarter of 2014, a wholly-owned insurance subsidiary attained membership to the FHLB Des Moines.  Such membership is anticipated to provide an additional funding source for us. Such borrowing capacity is at the sole discretion and subject to conditions of FHLB Des Moines. Eligible collateral may include residential and commercial real estate debt securities.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio and those which are available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table provides the carrying amount of our encumbered and unencumbered financial assets as of March 31, 2014:

	Encumbered	Unencumbered	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$755,528	$168,669	$924,197
Investments, at fair value:
Agency mortgage-backed securities	66,110,869	7,292,483	73,403,352
Agency debentures	2,368,493	39,766	2,408,259
Commercial real estate debt and preferred equity	398,113	1,242,093	1,640,206
Corporate debt	-	145,394	145,394
Total financial assets	$69,633,003	$8,888,405	$78,521,408

The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or used as collateral in financing arrangements. Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  Carrying value represents the market value of assets. The following table presents our liquid assets as a percentage of total assets as of March 31, 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Liquid Assets	Carrying Value
(dollars in thousands)
Cash and cash equivalents	$924,197
Investment Securities	77,758,647
Total liquid assets	$78,682,844

Percentage of liquid assets to total assets	95.47%

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics.  We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations we typically use the stated maturities or prepayment expectations for assets that exhibit prepayment characteristics.  Cash and cash equivalents are included in the ‘within 3 months’ maturity bucket, and not the contractual maturity as they are typically held for a short period of time.

When measuring our maturity gap it is considered negative when the amount of liabilities exceeds assets in any given period.  A negative gap increases our liquidity risk as we must enter into future liabilities.

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing

Liabilities maturing or re-pricing within a given time period. The effect of interest rate swaps is reflected in our interest rate gap. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term is also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$924,197	$-	$-	$-	$924,197
Reverse repurchase agreements	444,375	-	-	-	444,375
Securities borrowed	513,500	-	-	-	513,500
Agency Mortgage-backed securities (principal)	298	62,654	1,569,462	70,506,725	72,139,139
Agency debentures (principal)	-	-	319,950	2,265,798	2,585,748
Corporate debt (principal)	-	-	12,043	134,330	146,373
Commercial real estate debt and preferred equity (principal)	12,973	377,199	717,315	536,886	1,644,373
Total financial assets	$1,895,343	$439,853	$2,618,770	$73,443,739	$78,397,705

Financial Liabilities:
Repurchase agreements	$39,339,370	$16,189,579	$7,286,338	$1,728,662	$64,543,949
Securities loaned	513,510	-	-	-	513,510
Convertible Senior Notes (principal)	-	107,541	750,000	-	857,541
Securitized debt of consolidated VIE	-	84,180	176,520	-	260,700
Participations Sold	-	-	-	13,963	13,963
Total financial liabilities	$39,852,880	$16,381,300	$8,212,858	$1,742,625	$66,189,663

Maturity gap	$(37,957,537)	$(15,941,447)	$(5,594,088)	$71,701,114	$12,208,042

Cumulative maturity gap	$(37,957,537)	$(53,898,984)	$(59,493,072)	$12,208,042

Interest rate sensitivity gap	$20,521,154	$(17,415,022)	$(29,311,404)	$38,413,316	$12,208,044

Cumulative rate sensitivity gap	$20,521,154	$3,106,132	$(26,205,272)	$12,208,044

Cumulative rate sensitivity gap as a % of total rate sensitive assets	26.18%	3.96%	(33.43%)	15.57%

The methodologies we employ for evaluating interest rate risk include an analysis of our interest rate “gap,” measurement of the duration and convexity of our portfolio and sensitivities to interest rates and spreads.

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

Investment/Market Risk Management

One of the primary risks we are subject to is interest rate risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates can also affect the value of our securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the effects of interest rates on our results. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to interest rates, spreads and the shape of the yield curve. We also consider assumptions affecting our analysis such as prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value, should interest rates increase or decrease by 25, 50 or 75 basis points, and mortgage option adjusted spreads increase or decrease by 5, 15 or 25 basis points, assuming the shocks will be parallel and instantaneous. All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2014 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Change in Portfolio Value, with Effect of Interest Rate Swaps	Estimated Change as a % on NAV(2)
-75 Basis Points	(21.4%)	0.4%	2.4%
-50 Basis Points	(16.0%)	0.4%	2.4%
-25 Basis Points	(7.7%)	0.2%	1.6%
Base Interest Rate	-	-	-
+25 Basis Points	4.9%	(0.3%)	(2.2%)
+50 Basis Points	10.2%	(0.7%)	(4.7%)
+75 Basis Points	14.7%	(1.1%)	(7.5%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)
-25 Basis points	1.3%	9.0%
-15 Basis points	0.8%	5.4%
-5 Basis points	0.3%	1.8%
Base Interest Rate	-	-
+5 Basis points	(0.3%)	(1.8%)
+15 Basis points	(0.8%)	(5.3%)
+25 Basis points	(1.3%)	(8.8%)

(1) Scenarios include Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
(2) NAV includes common stock, additional paid-in capital, accumulated other comprehensive loss, and accumulated deficit.

Credit and Counterparty Risk Management

Key risk parameters have been established to specify Annaly’s credit risk appetite. We will maintain a high quality asset portfolio with at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better), and an aggregate weighted average equivalency rating of single “A” or better.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency portions of our portfolio. We are exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt or equity positions. We are exposed to risk of loss if an issuer, borrower or counterparty fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy. Our management will monitor the overall portfolio risk and determine levels of provision for loss. Our portfolio composition as of March 31, 2014 and December 31, 2013 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Asset Portfolio (using balance sheet values)
Category	March 31, 2014	December 31, 2013
Agency mortgage-backed securities(1)	94.7%	93.7%
Agency debentures	3.0%	4.0%
Commercial real estate debt and preferred equity(2)	2.1%	2.1%
Corporate debt, held for investment	0.2%	0.2%

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

The following table summarizes our exposure to counterparties by geography as of March 31, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
(dollars in thousands)
North America	16	$42,754,190	$(688,852)	$3,040,516
Europe	11	17,302,514	(242,874)	1,019,009
Asia (non-Japan)	1	1,007,100	-	55,370
Japan	4	3,480,145	-	221,262
Total	32	$64,543,949	$(931,726)	$4,336,157

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act and  we plan to continue to meet the requirements for this exemption from registration.  The determination that we qualify for this exemption from registration depends on various factual matters and circumstances.  Accordingly, in conjunction with the legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program.  The monitoring of this risk is also under the oversight of the Enterprise Risk Committee.

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
Item 2.  Management’s Discussion and Analysis

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

Amortization
Liquidation of a debt through installment payments.  Amortization also refers to the process of systematically reducing a recognized asset or liability (e.g., a purchase premium or discount for a debt security) with an offset to earnings.

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

Bond
(1) The written evidence of debt, bearing a stated rate or stated rates of interest, or stating a formula for determining that rate, and maturing on a date certain, on which date and upon presentation a fixed sum of money plus interest (usually represented by interest coupons attached to the bond) is payable to the holder or owner. (2) For purposes of computations tied in to “per bond,” a $1,000 increment of an issue is used (no matter what the actual denominations are); (3) Bonds are long-term securities with an original maturity of greater than one year.

Book Value Per Share
Calculated by summing common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated deficit and dividing that number by the total common shares outstanding.

Broker
Generic name for a securities firm engaged in both buying and selling securities on behalf of customers on its own account.

C
Capital Buffer
Includes unencumbered financial assets which can be utilized as collateral to meet liquidity needs.

Capital Ratio
Calculated as total stockholders’ equity divided by total assets.

Carry
The cost of borrowing funds to finance an underwriting or trading position. A positive carry happens when the rate on the securities being financed is greater than the rate on the funds borrowed. A negative carry is when

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

the rate on the funds borrowed is greater than the rate on the securities that are being financed.

Collateral
Securities, cash or property pledged by a borrower to secure payment of a loan or derivative. If the borrower fails to repay the loan, the lender may take ownership of the collateral.

Collateralized Mortgage Obligation (CMO)
A multiclass bond backed by a pool of mortgage pass-through securities or mortgage loans.

Commodity Futures Trading Commission (CFTC)
An independent U.S. federal agency established by the Commodity Futures Trading Commission Act of 1974. The CFTC regulates the commodity futures and options markets. Its goals include the promotion of competitive and efficient futures markets and the protection of investors against manipulation, abusive trade practices and fraud.

Constant Prepayment Rate (CPR)
The percentage of outstanding mortgage loan principal that prepays in one year, based on the annualization of the Single Monthly Mortality, which reflects the outstanding mortgage loan principal that prepays in one month.

Contingent Funding Plan (CFP)
An action plan used for responding to a liquidity crisis.  It is to be enacted when we experience heightened concerns regarding our liquidity position.

Conventional Mortgage Loan
A mortgage loan granted by a bank or thrift institution that is based solely on real estate as security and is not insured or guaranteed by a government agency.

Convertible Securities
Securities which may be converted into shares of another security under stated terms, often into the issuing company's common stock.

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

Corporate Debt
Non-government debt instruments. Long-term corporate debt can be issued as bonds or loans.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

Floating Rate CMO
A CMO tranche which pays an adjustable rate of interest tied to a representative interest rate index such as the LIBOR, the Constant Maturity Treasury or the Cost of Funds Index.

Freddie Mac
Federal Home Loan Mortgage Corporation.

Futures Contract
A legally binding agreement to buy or sell a commodity or financial instrument in a designated future month at a price agreed upon at the initiation of the contract by the buyer and seller. Futures contracts are standardized according to the quality, quantity, and delivery time and location for each commodity. A futures contract differs from an option in that an option gives one of the counterparties a right and the other an obligation to buy or sell, while a futures contract represents an obligation of both counterparties, one to deliver and the other to accept delivery. A futures contract is part of a class of financial instruments called derivatives.

G
GAAP
Accounting principles generally accepted in the United States of America.

Ginnie Mae
Government National Mortgage Association.

H
Hedge
An investment made with the intention of minimizing the impact of adverse movements in interest rates or securities prices.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

I
In-the-Money
Description for an option that has intrinsic value and can be sold or exercised for a profit; a call option is in-the-money when the strike price is below the market price of the underlying security.

Interest Bearing Liabilities
Refers to repurchase agreements, convertible senior notes, securitized debt of consolidated VIE, participation sold, U.S. Treasury securities sold, not yet purchased and securities loaned.

Interest Earning Assets
Refers to Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, cash and cash equivalents and commercial real estate debt and preferred equity interests.

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

Interest Rate Swap
A binding agreement between counterparties to exchange periodic interest payments on some predetermined dollar principal, which is called the notional principal amount. For example, one party will pay fixed and receive a variable rate.

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

International Swaps and Derivatives Association (ISDA) Master Agreements
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

Leverage Ratio
Calculated as total debt to total stockholders' equity. Includes non-recourse loan participations and mortgages payable.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

M
Master Netting Agreement
An agreement between two counterparties who have multiple derivative contracts or repurchase / reverse repurchase agreements with each other that provides for the net settlement of all contracts, as well as cash collateral, through a single payment, in a single currency, in the event of default on or termination of any one contract.

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

Net Interest Income
Represents interest income earned on our portfolio investments, less interest expense paid for borrowings.

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

Notional Amount
A stated principal amount in a derivative contract on which the contract is based.

O
Option Contract
A contract in which the buyer has the right, but not the obligation, to buy or sell an asset at a set price on or before a given date. Buyers of call options bet that a security will be worth more than the price set by the option (the strike price), plus the price they pay for the option itself. Buyers of put options bet that the security’s price will drop below the price set by the option. An option is part of a class of financial instruments called derivatives, which means these financial instruments derive their value from the worth of an underlying investment.

Operational Risk
Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems, human factors or external events.

Original Face
The face value or original principal amount of a security on its issue date.

Other Income
Represents gains and losses on assets sold, gains and losses on trading assets and investment advisory and dividend income.

Out-of-the-Money
Description for an option that has no intrinsic value and would be worthless if it expired today; for a call option, this situation occurs when the strike price is higher than the market price of the underlying security; for a put option, this situation occurs when the strike price is less than the market price of the underlying security.

Over-The-Counter (OTC) Market
A securities market that is conducted by dealers throughout the country through negotiation of price rather than through the use of an auction system as represented by a stock exchange.

P
Pass Through Security
The securitization structure where a GSE or other entity “passes” the amount collected from the borrowers every month to the investor, after deducting fees and expenses.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Principal and Interest
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

Repurchase Agreement
The sale of securities to investors with the agreement to buy them back at a higher price after a specified time period; a form of short-term borrowing. For the party on the other end of the transaction (buying the security and agreeing to sell in the future) it is a reverse repurchase agreement.

Residual
In a CMO, the residual is that tranche which collects any cash flow from the collateral that remains after obligations to the other tranches have been met.

Return on Average Equity
Calculated by taking earnings divided by average stockholders' equity excluding preferred shares.

Reverse Repurchase Agreement
Refer to Repurchase Agreement. From the customer's perspective, the customer provides a collateralized loan to the seller.

Risk Appetite Statement
Defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

To-Be-Announced Securities (TBAs)
A contract for the purchase or sale of a mortgage-backed security to be delivered at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date but does not include a specified pool number and number of pools.

Total Return
Investment performance measure over a stated time period which includes coupon interest, interest on interest, and any realized and unrealized gains or losses.

Total Return Swap
A financial contract that transfers both the credit risk and market risk of an underlying asset.

U
Unencumbered Assets
Assets on our balance sheet which have not been pledged as collateral against an existing liability.

U.S. Government-Sponsored Enterprise (GSE) Obligations
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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

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

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2014 (Unaudited) and December 31, 2013 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2013); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March 31, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 8, 2014	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Dated: May 8, 2014	By: /s/ Glenn A. Votek
Glenn A. Votek
(Chief Financial Officer and
principal financial officer of the registrant)