Form 10-Q
period 2014-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2014-08-07
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2014

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2014
Common Stock, $.01 par value	947,551,920

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at June 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited consolidated financial statements at December 31, 2013)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2014 and 2013	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2014 and 2013	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Agency Mortgage-Backed Securities	15
Note 5. Acquisition of CreXus	16
Note 6. Commercial Real Estate Investments	18
Note 7. Fair Value Measurements	20
Note 8. Secured Financing	23
Note 9. Derivative Instruments	24
Note 10. Convertible Senior Notes	28
Note 11. Common Stock and Preferred Stock	29
Note 12. Goodwill	30
Note 13. Interest Income and Interest Expense	30
Note 14. Net Income (Loss) per Common Share	31
Note 15. Long-Term Stock Incentive Plan	31
Note 16. Income Taxes	32
Note 17. Lease Commitments and Contingencies	32
Note 18. Risk Management	33
Note 19. RCap Regulatory Requirements	33
Note 20. Related Party Transactions	33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	35
Overview	37
Business Environment	37
Results of Operations	38
Financial Condition	46
Capital Management	48
Risk Management	50
Critical Accounting Policies	58
Glossary of Terms	59

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	66

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 6. Exhibits	68

SIGNATURES	71

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2014	2013(1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,155,112 and $371,790, respectively)	$1,320,666	$552,436
Reverse repurchase agreements	-	100,000
Securities borrowed	-	2,582,893
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $0 and $1,113,027, respectively)	-	1,117,915
Agency mortgage-backed securities (including pledged assets of $72,986,670 and $63,897,873, respectively)	81,055,337	70,388,949
Agency debentures (including pledged assets of $1,335,290 and $2,931,261, respectively)	1,348,727	2,969,885
Investment in affiliates	143,495	139,447
Commercial real estate debt and preferred equity(2)	1,586,169	1,583,969
Investments in commercial real estate	74,355	60,132
Corporate debt, held for investment	151,344	117,687
Receivable for investments sold	856,983	1,193,730
Accrued interest and dividends receivable	283,423	273,079
Receivable for investment advisory income (including from affiliates of $6,380 and $6,839, respectively)	6,380	6,839
Goodwill	94,781	94,781
Interest rate swaps, at fair value	170,604	559,044
Other derivatives, at fair value	7,938	146,725
Other assets	50,743	34,949

Total assets	$87,150,945	$81,922,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$-	$1,918,394
Repurchase agreements	70,372,218	61,781,001
Securities loaned	7	2,527,668
Payable for investments purchased	781,227	764,131
Convertible Senior Notes	831,167	825,262
Securitized debt of consolidated VIE	260,700	-
Mortgages payable	30,316	19,332
Participation sold	13,866	14,065
Accrued interest payable	157,782	160,921
Dividends payable	284,261	284,230
Interest rate swaps, at fair value	928,789	1,141,828
Other derivatives, at fair value	6,533	55,518
Accounts payable and other liabilities	35,160	25,055

Total liabilities	73,702,026	69,517,405

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,540,823 and 947,432,862 issued and outstanding, respectively	9,475	9,474
Additional paid-in capital	14,776,302	14,765,761
Accumulated other comprehensive income (loss)	(572,256)	(2,748,933)
Accumulated deficit	(1,677,661)	(534,306)

Total stockholders’ equity	13,448,919	12,405,055

Total liabilities and stockholders’ equity	$87,150,945	$81,922,460

(1)	Derived from the audited consolidated financial statements at December 31, 2013.
(2)	Includes senior securitized mortgages of consolidated VIE with a carrying value of $398.3 million at June 30, 2014.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	For the quarters ended		For the six months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Net interest income:
Interest income	$683,962	$712,936	$1,339,863	$1,450,153
Interest expense	126,107	164,255	251,078	341,845
Net interest income	557,855	548,681	1,088,785	1,108,308

Other income (loss):
Realized gains (losses) on interest rate swaps(1)	(220,934)	(212,727)	(481,369)	(438,203)
Realized gains (losses) on termination of interest rate swaps	(772,491)	(35,649)	(779,333)	(52,027)
Unrealized gains (losses) on interest rate swaps	175,062	1,109,022	(173,880)	1,434,756
Subtotal	(818,363)	860,646	(1,434,582)	944,526
Investment advisory income	6,109	12,187	12,232	25,595
Net gains (losses) on disposal of investments	5,893	147,998	85,603	330,841
Dividend income from affiliates	4,048	4,048	17,093	10,479
Net gains (losses) on trading assets	(46,489)	54,046	(192,717)	55,595
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	2,085	111,521	(18,708)	191,648
Impairment of goodwill	-	(23,987)	-	(23,987)
Loss on previously held equity interest in CreXus	-	(18,896)	-	(18,896)
Other income (loss)	4,687	7,192	6,147	7,324
Subtotal	(23,667)	294,109	(90,350)	578,599
Total other income (loss)	(842,030)	1,154,755	(1,524,932)	1,523,125

General and administrative expenses:
Compensation and management fee	39,277	43,764	77,798	82,207
Other general and administrative expenses	12,912	21,367	21,769	34,836
Total general and administrative expenses	52,189	65,131	99,567	117,043

Income (loss) before income taxes	(336,364)	1,638,305	(535,714)	2,514,390

Income taxes	(852)	92	3,149	5,899

Net income (loss)	(335,512)	1,638,213	(538,863)	2,508,491

Dividends on preferred stock	17,992	17,992	35,984	35,984

Net income (loss) available (related) to common stockholders	$(353,504)	$1,620,221	$(574,847)	$2,472,507

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.37)	$1.71	$(0.61)	$2.61
Diluted	$(0.37)	$1.64	$(0.61)	$2.51

Weighted average number of common shares outstanding:
Basic	947,515,127	947,411,380	947,487,125	947,331,087
Diluted	947,515,127	995,229,637	947,487,125	995,151,942

Dividends Declared Per Share of Common Stock	$0.30	$0.40	$0.60	$0.85

Net income (loss)	$(335,512)	$1,638,213	$(538,863)	$2,508,491
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1,522,126	(3,144,496)	2,263,298	(4,011,647)
Reclassification adjustment for net (gains) losses included in net income (loss)	(5,903)	(147,998)	(86,621)	(330,841)
Other comprehensive income (loss)	1,516,223	(3,292,494)	2,176,677	(4,342,488)
Comprehensive income (loss)	$1,180,711	$(1,654,281)	$1,637,814	$(1,833,997)

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
BALANCE, December 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444
Net income (loss)	-	-	-	-	-	-	2,508,491	2,508,491
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(4,011,647)	-	(4,011,647)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(330,841)	-	(330,841)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204
Stock compensation expense	-	-	-	-	1,762	-	-	1,762
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	1,430	-	-	1,431
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	8,513	-	-	8,513
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)
Common dividends declared, $0.85 per share	-	-	-	-	-	-	(805,069)	(805,069)
BALANCE, June 30, 2013	$177,088	$290,514	$445,457	$9,475	$14,754,681	$(1,289,246)	$(1,124,665)	$13,263,304
BALANCE, December 31, 2013	$177,088	$290,514	$445,457	$9,474	$14,765,761	$(2,748,933)	$(534,306)	$12,405,055
Net income (loss)	-	-	-	-	-	-	(538,863)	(538,863)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	2,263,298	-	2,263,298
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(86,621)	-	(86,621)
Stock compensation expense	-	-	-	-	998	-	-	998
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	1,207	-	-	1,208
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	8,336	-	-	8,336
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(568,508)	(568,508)
BALANCE, June 30, 2014	$177,088	$290,514	$445,457	$9,475	$14,776,302	$(572,256)	$(1,677,661)	$13,448,919

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(538,863)	$2,508,491
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	268,629	741,182
Amortization of commercial real estate investment premiums and discounts, net	391	492
Amortization of intangibles	228	646
Amortization of deferred financing costs	5,460	4,076
Amortization of net origination fees and costs, net	(2,090)	-
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	14,241	7,200
Depreciation expense	736	-
Net gain on sale of commercial real estate	(2,748)	-
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(86,621)	(330,841)
Stock compensation expense	998	1,762
Impairment of goodwill	-	23,987
Loss on previously held equity interest in CreXus	-	18,896
Unrealized (gains) losses on interest rate swaps	173,880	(1,434,756)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	18,708	(191,648)
Net (gains) losses on trading assets	192,717	(55,595)
Proceeds from repurchase agreements of RCap	531,215,774	539,762,437
Payments on repurchase agreements of RCap	(524,667,907)	(550,946,586)
Proceeds from reverse repurchase agreements	55,923,453	190,006,212
Payments on reverse repurchase agreements	(55,823,453)	(188,366,351)
Proceeds from securities borrowed	23,888,955	130,273,831
Payments on securities borrowed	(21,306,062)	(130,537,913)
Proceeds from securities loaned	41,939,298	215,730,800
Payments on securities loaned	(44,466,959)	(215,254,870)
Proceeds from U.S. Treasury securities	3,159,253	60,834,425
Payments on U.S. Treasury securities	(3,920,425)	(60,554,625)
Net payments on derivatives	(92,716)	(44,448)
Net change in:
Due to / from brokers	8,596	659
Other assets	(9,444)	(18,129)
Accrued interest and dividends receivable	(25,419)	73,956
Receivable for investment advisory income	459	7,356
Accrued interest payable	12,170	(22,642)
Accounts payable and other liabilities	(3,925)	58,886
Net cash provided by (used in) operating activities	5,877,314	(7,703,110)

Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(21,722,521)	(26,199,223)
Proceeds from sales of Agency mortgage-backed securities and debentures	11,375,718	28,944,048
Principal payments on Agency mortgage-backed securities	3,570,508	15,062,669
Proceeds from Agency debentures called	-	2,147,205
Payments on purchases of corporate debt	(69,748)	(23,382)
Proceeds from corporate debt called	-	24,252
Principal payments on corporate debt	36,429	1,521
Acquisition of CreXus	-	(724,424)
Origination of commercial real estate investments, net	(172,120)	(230,000)
Proceeds from sales of commercial real estate held for sale	26,019	-
Principal payments on commercial real estate investments	171,190	20,840
Purchase of investments in real estate	(36,743)	-
Proceeds from derivatives	-	7,465
Purchase of equity securities	(200)	-
Net cash provided by (used in) investing activities	(6,821,468)	19,030,971

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	98,482,785	224,973,415
Principal payments on repurchase agreements	(96,439,435)	(235,177,628)
Proceeds from other secured financing	5,000	-
Proceeds from issuance of securitized debt	260,700	-
Payment of deferred financing cost	(4,288)	-
Proceeds from exercise of stock options	-	2,204
Net proceeds from direct purchases and dividend reinvestments	1,208	1,431
Proceeds from mortgages payable	11,025	-
Principal payments on participation sold	(139)	(67)
Principal payments on mortgage payable	(11)	-
Net payment on share repurchase	-	(141,149)
Dividends paid	(604,461)	(876,319)
Net cash provided by (used in) financing activities	1,712,384	(11,218,113)

Net (decrease) increase in cash and cash equivalents	768,230	109,748

Cash and cash equivalents, beginning of period	552,436	615,789

Cash and cash equivalents, end of period	$1,320,666	$725,537

Supplemental disclosure of cash flow information:
Interest received	$1,617,804	$2,266,874
Dividends received	$17,093	$13,528
Investment advisory income received	$12,691	$32,951
Interest paid (excluding interest paid on interest rate swaps)	$267,103	$353,324
Net interest paid on interest rate swaps	$479,006	$442,231
Taxes paid	$5,061	$6,439

Noncash investing activities:
Receivable for investments sold	$856,983	$1,499,140
Payable for investments purchased	$781,227	$2,833,214
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$2,176,677	$(4,342,488)

Noncash financing activities:
Dividends declared, not yet paid	$284,261	$396,888
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$8,336	$8,513

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate loans. The Company’s principal business objective is to generate net income for distribution to its stockholders from its investments. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

The Company’s business operations are primarily comprised of the following:

-  Annaly, the parent company, which invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
-  Annaly Commercial Real Estate Group, Inc. (“ACREG,” formerly known as CreXus Investment Corp. (“CreXus”)), a wholly-owned subsidiary that was acquired during the second quarter of 2013 which specializes in acquiring, financing and managing commercial real estate loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.
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

In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information. Interim period operating results may not be indicative of the operating results for a full year.

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

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, including debt and equity investments and other arrangements deemed to be variable interests in the VIE. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled $1.2 billion and $371.8 million at June 30, 2014 and December 31, 2013, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.
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

The Company elected the fair value option for Agency interest-only mortgage-backed securities. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgage-backed securities. Agency interest-only mortgage-backed securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on interest-only Agency mortgage-backed securities in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. The Company uses a third-party supplied model to project prepayment speeds. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts. Adjustments are made for actual prepayment activity.

Corporate Debt – The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of June 30, 2014 and December 31, 2013.

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

Interest rate swaptions - Interest rate swaptions are purchased/sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid/received for interest rate swaptions is reported as an asset/liability in the Consolidated Statement of Financial Position. The difference between the premium and the fair value of the swaption is reported in Net gain (loss) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received/paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

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

U.S. Treasury Futures - U.S. Treasury futures contracts are derivatives that track the prices of specific U.S. Treasury securities. Short sales of U.S. Treasury futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the quarters and six months ended June 30, 2014 and 2013.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of June 30, 2014 and December 31, 2013.

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

Goodwill and Intangible Assets – The Company’s acquisitions of FIDAC, Merganser Capital Management, Inc. (“Merganser”) and CreXus were accounted for using the acquisition method. In October 2013, the Company sold the operations of Merganser. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The purchase prices of FIDAC, Merganser and CreXus were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

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

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including FIDAC, RCap and certain subsidiaries of ACREG, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2014 and December 31, 2013.

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

Commercial Real Estate Investments

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate loans are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. Origination fees and costs, premiums and discounts are amortized or accreted into interest income over the estimated life of the loan. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Allowance for Losses – The Company evaluates the need for a loss reserve on its commercial real estate loans and preferred equity interests held for investment (collectively referred to as “CRE Debt and Preferred Equity Investments”). A provision for losses related to CRE Debt and Preferred Equity Investments, including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectable. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the CRE Debt and Preferred Equity Investments as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

The Company may be exposed to various levels of credit risk depending on the nature of its investments and the nature of the assets underlying the investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include evaluation of underlying borrowers’ ability to manage and operate their respective properties.  Management reviews loan-to-value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan-to-value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan.  Management also reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which each subject property is located.

In connection with the quarterly surveillance review process, loans are assigned an internal rating of Performing Loans, Watch List Loans or Workout Loans.   Loans that are deemed Performing Loans meet all present contractual obligations.  Watch List Loans are defined as performing or nonperforming loans for which the timing of cost recovery is under review.  Workout Loans are defined as loans for which there is likelihood that the Company may not recover our cost basis.

Investments in Commercial Real Estate – Investments in commercial real estate are carried at historical cost less accumulated depreciation. Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance which are not reimbursed by tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.

Investments in commercial real estate are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category                                               Term
Building                                                 27-40 years
Site improvements                               2-10 years

The Company follows the acquisition method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, site improvements and other identified intangibles such as above/below market and in-place leases.

The Company evaluates whether real estate acquired in connection with a foreclosure (“REO”) or UCC/deed in lieu of foreclosure (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of the CRE Debt and Preferred Equity Investments and their contractual terms. Premiums and discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the projected lives of the CRE Debt and Preferred Equity Investments using the interest method.

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

U.S. Treasury Securities – RCap traded in U.S. Treasury securities for its proprietary portfolio, which consisted of long and short positions on U.S Treasury notes and bonds. U.S. Treasury securities were classified as trading investments and were recorded on the trade date at cost. Changes in fair value were reflected in Net gains (losses) on trading assets in the Company’s Consolidated Statement of Comprehensive Income (Loss). Interest income or expense on U.S. Treasury notes and bonds was accrued based on the outstanding principal amount of those investments and their stated terms.

Derivatives - RCap entered primarily into U.S. Treasury, Eurodollar, federal funds, German government and U.S. equity index and currency futures and options contracts. RCap maintained a margin account which was settled daily with FCMs. Changes in the unrealized gains or losses on the futures and options contracts as well as any foreign exchange gains and losses were reflected in Net gains (losses) on trading assets in the Company’s Consolidated Statements of Comprehensive Income (Loss).  Unrealized gains (losses) were excluded from net income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows.

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Presentation of Financial Statements (ASC 205)/Property, Plant and Equipment (ASC 360)

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which raises the threshold for a disposal to be treated as discontinued operations.  Under this update, the Company is required to report disposals that represent a strategic shift that has (or will have) a major effect on the Company’s operations and financial results if the component of the Company or group of components meets the criteria to be accounted for as held for sale or the component of the Company or group of components is disposed of by sale.  The ASU removes requirements that operations and cash flows have been (or will be) eliminated from the ongoing operations and that the Company will not have any significant continuing involvement with the component in order to be reported as discontinued operations. Additionally, ASU 2014-08 also eliminates a number of scope exceptions and requires additional disclosures for transactions that meet the discontinued operations definition and significant items that are disposed of or held for sale that do not meet the discontinued operations criteria. The ASU is effective for reporting periods beginning after December 15, 2014 with early adoption permitted.  Adoption is not expected to have a significant impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Balance Sheet (ASC 210)

In December 2011, the FASB released ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities.  Under this update, the Company is required to disclose both gross and net information about both instruments and transactions eligible for offset in the Company’s Consolidated Statements of Financial Condition and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.   This disclosure is intended to enable financial statement users to understand the effect of such arrangements on the Company’s financial position.  In January 2013, the FASB released ASU 2013-01 Balance Sheet: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which served solely to clarify the scope of financial instruments included in ASU 2011-11 as there was concern about diversity in practice.  The objective of these updates is to support further convergence of GAAP and IFRS requirements.  The updates were effective for annual reporting periods beginning on or after January 1, 2013 and did not have a significant impact on the consolidated financial statements.

Comprehensive Income (ASC 220)

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income: Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This was done to allow the FASB time to re-deliberate the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  No other requirements under ASU 2011-05 are affected by ASU 2011-12.  The FASB tentatively decided not to require presentation of reclassification adjustments out of accumulated other comprehensive income on the face of the financial statements and to propose new disclosures instead.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update addresses the disclosure issue left open at the deferral under ASU 2011-12.  This update requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires presentation, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, a cross-reference must be provided to other disclosures required under GAAP that provide additional detail about those amounts.  This update was effective for reporting periods beginning after December 15, 2012.  Adoption of ASU 2013-02 did not have a significant impact on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Revenues

Revenue from Contracts with Customers (ASC 606)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This guidance applies to contracts with customers to transfer goods or services and contracts to transfer nonfinancial assets unless those contracts are within the scope of other standards (for example, lease transactions).  The update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance.  The core principle of the guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.  The guidance in this update will be effective for the Company beginning January 1, 2017.  The Company does not expect the update to have a material impact on the consolidated financial statements.

Broad Transactions

Transfers and Servicing (ASC 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.

The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financialasset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update will be effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented for interim periods beginning after March 15, 2015. As of June 30, 2014, the Company does not have any repurchase-to-maturity transactions or any linked repurchase financing transactions, therefore, the Company expects that this standard will impact disclosures only and will not have a significant impact on the consolidated financial statements.

Industry

Financial Services – Investment Companies (ASC 946)

In June 2013, the FASB finalized ASU 2013-08 amending the scope, measurement and disclosure requirements under Topic 946 – Financial Services-Investment Companies.  In January 2014, the FASB has officially removed the Investment Companies: Real Estate Property Investments and the Investment Properties projects from its agenda. As stated in ASC 946-10-15-3, the guidance in Topic 946 does not apply to REITs, and thus has no effect on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

4.           AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of June 30, 2014 and December 31, 2013 which were carried at their fair value:

June 30, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$25,722,888	$50,231,276	$107,019	$76,061,183
Unamortized premium	1,835,211	3,604,181	22,188	5,461,580
Unamortized discount	(11,115)	(11,464)	(375)	(22,954)
Amortized cost	27,546,984	53,823,993	128,832	81,499,809
Gross unrealized gains	277,993	678,292	8,456	964,741
Gross unrealized losses	(586,749)	(819,377)	(3,087)	(1,409,213)
Estimated fair value	$27,238,228	$53,682,908	$134,201	$81,055,337

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$78,367,862	$3,131,947	$81,499,809
Gross unrealized gains	810,855	153,886	964,741
Gross unrealized losses	(1,398,229)	(10,984)	(1,409,213)
Estimated fair value	$77,780,488	$3,274,849	$81,055,337

December 31, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)
Principal outstanding	$24,458,925	$43,564,657	$120,739	$68,144,321
Unamortized premium	1,627,966	2,970,813	27,085	4,625,864
Unamortized discount	(9,533)	(11,568)	(383)	(21,484)
Amortized cost	26,077,358	46,523,902	147,441	72,748,701
Gross unrealized gains	227,423	456,057	9,845	693,325
Gross unrealized losses	(1,267,106)	(1,781,683)	(4,288)	(3,053,077)
Estimated fair value	$25,037,675	$45,198,276	$152,998	$70,388,949

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$68,784,424	$3,964,277	$72,748,701
Gross unrealized gains	538,556	154,769	693,325
Gross unrealized losses	(3,040,153)	(12,924)	(3,053,077)
Estimated fair value	$66,282,827	$4,106,122	$70,388,949

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.  The following table summarizes the Company’s
Agency mortgage-backed securities as of June 30, 2014 and December 31, 2013, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

	June 30, 2014		December 31, 2013
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$93,079	$94,001	$65,584	$64,561
Greater than one year through five years	3,843,417	3,658,700	50,046,013	51,710,059
Greater than five years through ten years	39,112,040	38,738,750	14,915,716	15,292,973
Greater than ten years	38,006,801	39,008,358	5,361,636	5,681,108
Total	$81,055,337	$81,499,809	$70,388,949	$72,748,701

The weighted average lives of the Agency mortgage-backed securities at June 30, 2014 and December 31, 2013 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	$605,456	$(11,017)	36	$47,677,197	$(2,569,474)	583
12 Months or More	41,643,701	(1,398,196)	370	6,102,283	(483,603)	55
Total	$42,249,157	$(1,409,213)	406	$53,779,480	$(3,053,077)	638

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

During the quarter and six months ended June 30, 2014, the Company disposed of $4.9 billion and $9.2 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $41.5 million and $171.1 million, respectively.  During the quarter and six months ended June 30, 2013, the Company disposed of $13.5 billion and $29.8 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $148.0 million and $330.8 million, respectively.  Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of June 30, 2014 and December 31, 2013 had net unrealized gains of $59.4 million and $78.1 million and an amortized cost of $1.2 billion and $1.0 billion, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The business combination was accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations, (“ASC 805”). Accordingly, goodwill was measured as the excess of the aggregate of the acquisition-date fair value of the consideration transferred and the acquisition-date fair value of the Company’s previously held equity interest in CreXus over the fair value, at acquisition date, of the identifiable assets acquired net of assumed liabilities. The following table summarizes the aggregate consideration and fair value of the assets acquired and liabilities assumed at the acquisition date:

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
$982,788

The Company recorded $71.4 million of goodwill during the second quarter of 2013 associated with the acquisition of CreXus in the Consolidated Statements of Financial Condition.  The Company recorded a $0.4 million adjustment to goodwill during the second half of 2013. In management’s opinion, the goodwill represents the synergies that resulted from integrating CreXus’ commercial real estate platform into the Company, which the Company believes is complementary to its existing business and return profile.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

6.           COMMERCIAL REAL ESTATE INVESTMENTS

At June 30, 2014 and December 31, 2013, commercial real estate investments were composed of the following:

	June 30, 2014			December 31, 2013
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)			(dollars in thousands)
Senior mortgages	$363,778	$362,286	22.9%	$669,512	$667,299	42.2%
Senior securitized mortgages(3)	399,541	398,309	25.1%	-	-	0.0%
Subordinate notes	15,874	15,932	1.0%	41,059	41,408	2.6%
Mezzanine loans	561,741	562,181	35.3%	626,883	628,102	39.5%
Preferred equity	249,769	247,461	15.7%	249,769	247,160	15.7%
Total	$1,590,703	$1,586,169	100%	$1,587,223	$1,583,969	100%
(1) Carrying value includes unamortized origination fees of $5.4 million.
(2) Based on outstanding principal.
(3) Assets of consolidated VIE.

	June 30, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	93,946	-	-	80,748	-	174,694
Principal payments	(116)	-	(25,184)	(145,890)	-	(171,190)
Sales (principal)	-	-	-	-	-	-
Amortization & accretion of (premium) discounts	(72)	-	(292)	(510)	55	(819)
Net (increase) decrease in origination fees	(2,162)	-	-	(413)	-	(2,575)
Amortization of net origination fees	1,369	331	-	144	246	2,090
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$362,286	$398,309	$15,932	$562,181	$247,461	$1,586,169

(1) Assets of consolidated VIE.

	December 31, 2013
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$429,229	$-	$41,571	$568,759	$187,623	$1,227,182
Originations & advances (principal)	240,150	-	-	136,040	60,000	436,190
Principal payments	(388)	-	(90)	(64,035)	-	(64,513)
Sales (principal)	(13,750)	-	-	-	-	(13,750)
Amortization & accretion of (premium) discounts	(37)	-	(73)	(192)	31	(271)
Net (increase) decrease in origination fees	(1,106)	-	-	14	(601)	(1,693)
Amortization of net origination fees	701	-	-	16	107	824
Transfers	12,500	-	-	(12,500)	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969

(1) Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

	June 30, 2014
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing	Watch List Loans		Workout Loans
	(dollars in thousands)
Senior mortgages	$363,778	22.9%	$338,305	$25,473	(2)	$-
Senior securitized mortgages(1)	399,541	25.1%	399,541	-		-
Subordinate notes	15,874	1.0%	15,874	-		-
Mezzanine loans	561,741	35.3%	555,741	6,000		-
Preferred equity	249,769	15.7%	249,769	-		-
	$1,590,703	100%	$1,559,230	$31,473		$-

(1) Assets of consolidated VIE.
(2) Includes approximately $13 million related to one loan on nonaccrual status.

	December 31, 2013
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing	Watch List Loans		Workout Loans
	(dollars in thousands)
Senior mortgages	$669,512	42.2%	$644,039	$25,473	(1)	$-
Subordinate notes	41,059	2.6%	41,059	-		-
Mezzanine loans	626,883	39.5%	620,883	6,000		-
Preferred equity	249,769	15.7%	249,769	-		-
	$1,587,223	100%	$1,555,750	$31,473		$-

(1) Includes approximately $13 million related to one loan on nonaccrual status.

Real Estate Acquisitions

The following table summarizes acquisitions of real estate held for investment for the quarter ended June 30, 2014:

June 30, 2014
Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (1)
(dollars in thousands)
April 2014	Single-tenant retail	Tennessee	$19,000	2022
June 2014	Multi-tenant retail	Virginia	$17,700	2021
(1) Does not include extension options.

The aforementioned acquisitions were accounted for using the acquisition method of accounting. The Company incurred approximately $1.0 million of transaction costs in connection with the acquisitions, which were expensed during the quarter ended June 30, 2014 and are reflected in other general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).
The following table presents the aggregate allocation of the purchase price:

June 30, 2014
(dollars in thousands)
Purchase Price Allocation:
Land	$9,711
Buildings	25,972
Site improvements	2,548
Real estate held for investment	38,231
Intangible assets (liabilities):
Leasehold intangible assets	7,698
Below market lease value	(9,186)
Total purchase price	$36,743

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Total Commercial Real Estate Investment
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$16,350	$6,639
Buildings and improvements	59,619	31,100
Subtotal	75,969	37,739
Less: accumulated depreciation	(1,614)	(877)
Total real estate held for investment at amortized cost, net	74,355	36,862
Real estate held for sale at fair value	-	23,270
Total investment in commercial real estate, net	74,355	60,132
Net carrying value of CRE Debt and Preferred Equity Investments	1,586,169	1,583,969
Total commercial real estate investments	$1,660,524	$1,644,101

Securitizations and VIEs

In January 2014, the Company closed NLY Commercial Mortgage Trust 2014-FL1 (the “Trust”), a $399.5 million securitization financing transaction which provides permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or co-originated by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by the Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74% at closing. The Company is using the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the only interest-only bond issued by the Trust, which are referred to as the subordinate bonds.

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

As of June 30, 2014 the carrying value of the Trust’s assets was $398.3 million, net of $1.2 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2014, the carrying value of the Trust’s liabilities was $260.7 million, classified as Securitized debt in the accompanying Consolidated Statements of Financial Condition.

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

U.S. Treasury securities and investment in affiliates are valued using quoted prices for identical instruments in active markets. Agency mortgage-backed securities, Agency debentures, interest rate swaps, swaptions and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews the fair values generated by the internal models to determine whether prices are reflective of the current market.  Management indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

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

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

	Level 1	Level 2	Level 3	Total
June 30, 2014	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$81,055,337	$-	$81,055,337
Agency debentures	-	1,348,727	-	1,348,727
Investment in affiliates	143,495	-	-	143,495
Interest rate swaps	-	170,604	-	170,604
Other derivatives	225	7,713	-	7,938
Total Assets	$143,720	$82,582,381	$-	$82,726,101
Liabilities:
Interest rate swaps	$-	$928,789	$-	$928,789
Other derivatives	-	6,533	-	6,533
Total Liabilities	$-	$935,322	$-	$935,322

	Level 1	Level 2	Level 3	Total
At December 31, 2013	(dollars in thousands)
Assets:
U.S. Treasury securities	$1,117,915	$-	$-	$1,117,915
Agency mortgage-backed securities	-	70,388,949	-	70,388,949
Agency debentures	-	2,969,885	-	2,969,885
Investment in affiliates	139,447	-	-	139,447
Interest rate swaps	-	559,044	-	559,044
Other derivatives	3,487	143,238	-	146,725
Total Assets	$1,260,849	$74,061,116	$-	$75,321,965
Liabilities:
U.S. Treasury securities sold, not yet purchased	1,918,394	-	-	1,918,394
Interest rate swaps	-	1,141,828	-	1,141,828
Other derivatives	439	55,079	-	55,518
Total Liabilities	$1,918,833	$1,196,907	$-	$3,115,740

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

The fair value of convertible senior notes is determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIE is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of June 30, 2014 and December 31, 2013.

		June 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,320,666	$1,320,666	$552,436	$552,436
Reverse repurchase agreements	1	-	-	100,000	100,000
Securities borrowed	1	-	-	2,582,893	2,582,893
U.S. Treasury securities	1	-	-	1,117,915	1,117,915
Agency mortgage-backed securities	2	81,055,337	81,055,337	70,388,949	70,388,949
Agency debentures	2	1,348,727	1,348,727	2,969,885	2,969,885
Investment in affiliates	1	143,495	143,495	139,447	139,447
Commercial real estate debt and preferred equity	3	1,586,169	1,605,400	1,583,969	1,581,836
Corporate debt	2	151,344	151,691	117,687	118,362
Interest rate swaps	2	170,604	170,604	559,044	559,044
Other derivatives	1,2	7,938	7,938	146,725	146,725

Financial liabilities:
U.S. Treasury securities sold, not yet purchased	1	$-	$-	$1,918,394	$1,918,394
Repurchase agreements	1,2	70,372,218	70,667,518	61,781,001	62,134,133
Securities loaned	1	7	7	2,527,668	2,527,668
Convertible Senior Notes	1	831,167	881,768	825,262	870,199
Securitized debt of consolidated VIE	2	260,700	262,575	-	-
Mortgages payable	2	30,316	30,309	19,332	19,240
Participation sold	3	13,866	13,963	14,065	14,050
Interest rate swaps	2	928,789	928,789	1,141,828	1,141,828
Other derivatives	1,2	6,533	6,533	55,518	55,518

8.        SECURED FINANCING

The Company had outstanding $70.4 billion and $61.8 billion of repurchase agreements with weighted average borrowing rates of 1.59% and 2.33%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 173 days and 204 days as of June 30, 2014 and December 31, 2013, respectively.
At June 30, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

	June 30, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$6,382,127	0.25%	$-	0.00%
2 to 29 days	13,061,086	0.44%	21,171,574	0.36%
30 to 59 days	21,751,921	0.31%	13,373,921	0.43%
60 to 89 days	2,931,207	0.39%	3,592,266	0.44%
90 to 119 days	2,698,579	0.45%	4,010,334	0.52%
Over 120 days(1)	23,547,298	1.07%	19,632,906	1.29%
Total	$70,372,218	0.59%	$61,781,001	0.68%

(1) Approximately 13% and 16% of the total repurchase agreements had a remaining maturity over 1 year as of June 30, 2014 and December 31, 2013, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$350,000	$70,722,218	$2,524,980	$64,205,981
Amounts Offset	(350,000)	(350,000)	(2,424,980)	(2,424,980)
Netted Amounts	$-	$70,372,218	$100,000	$61,781,001

Investment Securities and U.S. Treasury securities pledged as collateral under these secured financings and interest rate swaps had an estimated fair value and accrued interest of $74.3 billion and $228.1 million, respectively, at June 30, 2014 and $67.9 billion and $222.1 million, respectively, at December 31, 2013.

9.          DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and U.S. Treasury futures contracts. The Company also enters into TBA derivatives and MBS options to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2014 and December 31, 2013:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Derivatives Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$170,604	$559,044
Interest rate swaptions	Other derivative contracts, at fair value	7,713	110,361
TBA derivatives	Other derivative contracts, at fair value	-	20,693
MBS options	Other derivative contracts, at fair value	-	12,184
U.S. Treasury futures	Other derivative contracts, at fair value	225	3,487
		$178,542	$705,769

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$928,789	1,141,828
Interest rate swaptions	Other derivative contracts, at fair value	-	24,662
TBA derivatives	Other derivative contracts, at fair value	6,533	13,779
MBS options	Other derivative contracts, at fair value	-	16,638
U.S. Treasury futures	Other derivative contracts, at fair value	-	439
		$935,322	$1,197,346

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2014 and December 31, 2013:

June 30, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$702,539	2.23%	0.16%	2.97
3 - 6 years	6,338,000	1.66%	0.19%	4.53
6 - 10 years	18,488,800	2.52%	0.22%	8.01
Greater than 10 years	5,301,800	3.58%	0.19%	20.03
Total / Weighted Average	$30,831,139	2.48%	0.21%	8.87

(1)	Notional amount includes $1.3 billion in forward starting pay fixed swaps.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 3.10%.

December 31, 2013
Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$24,286,000	1.83%	0.18%	1.98
3 - 6 years	8,865,410	2.02%	0.19%	4.19
6 - 10 years	15,785,500	2.37%	0.23%	7.66
Greater than 10 years	3,490,000	3.62%	0.20%	19.93
Total / Weighted Average	$52,426,910	2.14%	0.20%	5.26

The following table summarizes certain characteristics of the Company’s interest rate swaptions at June 30, 2014 and December 31, 2013:

June 30, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$2,600,000	3.16%	3M LIBOR	9.76	3.86
Short	$-	-	-	-	-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

December 31, 2013	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$5,150,000	3.07%	3M LIBOR	10.10	4.26
Short	$1,000,000	3M LIBOR	2.83%	5.96	23.71

The following table summarizes certain characteristics of the Company’s TBA derivatives as of June 30, 2014 and December 31, 2013:

June 30, 2014
Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(625,000)	(632,686)	(639,219)	(6,533)
Net TBA derivatives	$(625,000)	$(632,686)	$(639,219)	$(6,533)

December 31, 2013
Purchase and sale contracts for derivative TBAs	Notional	Cost Basis	Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,625,000	$2,733,682	$2,722,324	$(11,357)
Sale contracts	(3,875,000)	(3,923,213)	(3,904,941)	18,271
Net TBA derivatives	$(1,250,000)	$(1,189,531)	$(1,182,617)	$6,914

Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. Beginning on September 30, 2013, the Company elected to present derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Prior to September 30, 2013, the Company presented the fair value of derivative contracts net, by counterparty. The following tables present information about our derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of June 30, 2014 and December 31, 2013, respectively.

June 30, 2014	Gross Amounts	Amounts Eligible for Offset	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$170,604	$(140,238)	$30,366
Interest rate swaptions, at fair value	7,713	-	7,713
U.S. Treasury futures, at fair value	225	-	225

Liabilities:
Interest rate swaps, at fair value	928,789	(140,238)	788,551
Interest rate swaptions, at fair value	-	-	-
TBA derivatives, at fair value	6,533	-	6,533

December 31, 2013	Gross Amounts	Amounts Eligible for Offset	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$559,044	$(408,553)	$150,491
Interest rate swaptions, at fair value	110,361	(24,662)	85,699
TBA derivatives, at fair value	20,693	(9,775)	10,918
MBS options, at fair value	12,184	(3,292)	8,892
U.S. Treasury futures, at fair value	3,487	(439)	3,048

Liabilities:
Interest rate swaps, at fair value	1,141,828	(408,553)	733,275
Interest rate swaptions, at fair value	24,662	(24,662)	-
TBA derivatives, at fair value	13,779	(9,775)	4,004
MBS options, at fair value	16,638	(3,292)	13,346
U.S. Treasury futures, at fair value	439	(439)	-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Quarter Ended:
June 30, 2014	$(220,934)	$(772,491)	$175,062
June 30, 2013	$(212,727)	$(35,649)	$1,109,022
For the Six Months Ended:
June 30, 2014	$(481,369)	$(779,333)	$(173,880)
June 30, 2013	$(438,203)	$(52,027)	$1,434,756

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

As of June 30, 2014, the swap portfolio, excluding forward starting swaps, had a weighted average pay rate of 2.48% and a weighted average receive rate of 0.21%. The weighted average pay rate at December 31, 2013 was 2.14% and the weighted average receive rate was 0.20%.	The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Three Months Ended June 30, 2014
Net TBA derivatives (1)	$(7,046)	$(3,628)	$(10,674)
Net interest rate swaptions	(31,039)	1,786	(29,253)
U.S. Treasury futures	(6,806)	225	(6,581)
			$(46,508)

Three Months Ended June 30, 2013
Net TBA derivatives (1)	$-	$-	$-
Net interest rate swaptions	565	44,498	45,063
U.S. Treasury futures	(15,760)	7,444	(8,316)
			$36,747
(1) Includes options on TBA securities.

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Six Months Ended June 30, 2014
Net TBA derivatives (1)	$(44,883)	$(15,038)	$(59,921)
Net interest rate swaptions	(71,981)	(51,131)	(123,112)
U.S. Treasury futures	(12,475)	(2,824)	(15,299)
			$(198,332)

Six Months Ended June 30, 2013
Net TBA derivatives (1)	$9,340	$(1,875)	$7,465
Net interest rate swaptions	565	44,498	45,063
U.S. Treasury futures	(3,059)	(5,013)	(8,072)
			$44,456
(1) Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements (“ISDA”) which may contain provisions that grant counterparties certain rights with	respect to the applicable ISDA upon the occurrence of certain events such as (i) negative performance that results in a decline in net assets in excess of specified thresholds or dollar amounts over

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), the counterparty to the applicable ISDA has a right to terminate the ISDA in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at June 30, 2014 is approximately $757 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

10.      CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. The Company has repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes as of June 30, 2014. Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier. The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at June 30, 2014 was 84.0728, which is equivalent to a conversion price of approximately $11.8944 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $101.5 million and $93.2 million at June 30, 2014 and December 31, 2013, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at June 30, 2014 and December 31, 2013 of $23.0 million and $26.9 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes.  The initial conversion rate and conversion rate at June 30, 2014 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At June 30, 2014 and December 31, 2013, $3.4 million and $5.4 million, respectively, of the unamortized discount had not been reflected in interest expense.

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

(A) Common Stock

At June 30, 2014 and December 31, 2013, the Company had issued and outstanding 947,540,823 and 947,432,862   shares of common stock, with a par value of $0.01 per share.

No options were exercised during the six months ended June 30, 2014.  During the six months ended June 30, 2013, 166,000 options were exercised for an aggregate exercise price of $2.2 million.

During the six months ended June 30, 2014 and 2013, the Company raised $1.2 million and $1.4 million, by issuing 108,000 shares and 94,000 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

In October 2012, the Company announced that its board of directors (“Board of Directors”) had authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. There were no purchases made by the Company under this repurchase plan during the six months ended June 30, 2013.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2014 and 2013.

(B) Preferred Stock

At June 30, 2014 and December 31, 2013, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through June 30, 2014, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2014 and December 31, 2013, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2014, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At June 30, 2014 and December 31, 2013, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2014, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

(C) Distributions to Stockholders

During the six months ended June 30, 2014, the Company declared dividends to common stockholders totaling $568.5 million, or $0.60 per common share, of which $284.3, or $0.30 per share, was paid to common stockholders on July 29, 2014. During the six months ended June 30, 2014, the Company declared dividends to Series A Preferred stockholders totaling approximately $7.3 million, or $0.984 per share. During the six months ended June 30, 2014, the Company declared dividends to Series C Preferred stockholders totaling approximately $11.4 million, or $0.953 per share.  During the six months ended June 30, 2014, the Company declared dividends to Series D Preferred stockholders totaling approximately $17.3 million, or $0.938 per share.

During the six months ended June 30, 2013, the Company declared dividends to common stockholders totaling $805.1 million or $0.85 per share, of which $378.9 million, or $0.40 per share, was paid to shareholders on July 25, 2013.  During the six months ended June 30, 2013, the Company declared dividends to Series A Preferred stockholders totaling approximately $7.3 million, or $0.984 per share, of which $3.6 million, or $0.492 per share, was paid to shareholders on July 1, 2013. During the six months ended June 30, 2013, the Company declared dividends to Series C Preferred Stock shareholders totaling approximately $11.4 million or $0.953 per share, of which $5.7 million, or $0.477 per share, was paid on July 1, 2013. During the six months ended June 30, 2013, the Company declared dividends to Series D Preferred Stock shareholders totaling approximately $17.3 million, or $0.938 per share, of which $8.6 million, or $0.469 per share, was paid on July 1, 2013.

12.           GOODWILL

At June 30, 2014 and December 31, 2013, goodwill totaled $94.8 million.

13.           INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters and six months ended June 30, 2014 and 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Interest income:	(dollars in thousands)
Investment Securities	$640,287	$685,148	$1,254,706	$1,408,898
Commercial investment portfolio(1)	43,325	15,335	82,811	16,405
U.S. Treasury securities	-	7,242	1,329	13,238
Securities loaned	-	2,302	114	4,914
Reverse repurchase agreements	271	2,775	771	6,411
Other	79	134	132	287
Total interest income	683,962	712,936	1,339,863	1,450,153
Interest expense:
Repurchase agreements	103,773	141,945	206,904	299,009
Convertible Senior Notes	20,319	16,364	39,216	32,177
U.S. Treasury securities sold, not yet purchased	-	4,075	1,076	6,863
Securities borrowed	-	1,737	95	3,662
Securitized debt of consolidated VIE	1,853	-	3,464	-
Participation sold	162	134	323	134
Total interest expense	126,107	164,255	251,078	341,845
Net interest income	$557,855	$548,681	$1,088,785	$1,108,308

(1) Includes commercial real estate debt, preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

14. NET INCOME (LOSS) PER COMMON SHARE	The following table presents a reconciliation of net income and shares used in calculating basic and diluted earnings per share for the quarters and six months ended June 30, 2014 and 2013.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income (loss)	$(335,512)	$1,638,213	$(538,863)	$2,508,491
Less: Preferred stock dividends	17,992	17,992	35,984	35,984
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	(353,504)	1,620,221	(574,847)	2,472,507
Add: Interest on Convertible Senior Notes, if dilutive	-	10,450	-	20,901
Net income (loss) available to common shareholders, as adjusted	(353,504)	1,630,671	(574,847)	2,493,408
Weighted average shares of common stock outstanding-basic	947,515,127	947,411,380	947,487,125	947,331,087
Add: Effect of dilutive stock options and Convertible Senior Notes, if dilutive	-	47,818,257	-	47,820,855
Weighted average shares of common stock outstanding-diluted	947,515,127	995,229,637	947,487,125	995,151,942
Net income (loss) per share available (related) to common share:
Basic	$(0.37)	$1.71	$(0.61)	$2.61
Diluted	$(0.37)	$1.64	$(0.61)	$2.51

Options to purchase 2.4 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter and six months ended June 30, 2014, respectively.

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Six Months Ended
	June 30, 2014
	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	3,581,752	$15.44
Granted	-	-
Exercised	-	-
Forfeited	(863,167)	15.12
Expired	(305,750)	17.34
Options outstanding at the end of period	2,412,835	$15.31
Options exercisable at the end of the period	2,412,835	$15.31

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

The weighted average remaining contractual term was approximately 3.6 years and 3.9 years for stock options outstanding and exercisable as of June 30, 2014 and 2013, respectively.

As of June 30, 2014 and 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

16.        INCOME TAXES

For the quarter and six months ended June 30, 2014 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company does not expect to be subject to the Section 162(m) disallowance.

The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise or business taxes. The Company’s TRSs are subject to federal, state and local taxes.

During the quarter and six months ended June 30, 2014, the Company recorded $1.4 million and $5.4 million, respectively, of income tax expense for income attributable to its TRSs.  During the quarter and six months ended June 30, 2013, the Company’s TRSs recorded $4.0 million and $5.8 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.

The Company’s 2012, 2011 and 2010 federal, state and local tax returns remain open for examination.

17.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014. In June 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the quarters ended June 30, 2014 and 2013 were $0.7 million and $0.6 million, respectively. The Company’s aggregate future minimum lease payments total $37.1 million.  The following table details the lease payments.

Year Ending December 31,	Lease Commitments
(dollars in thousands)
2014 (remaining)	$1,147
2015	1,199
2016	3,591
2017	3,565
2018	3,565
Later years	24,060
$37,127

The Company had no material unfunded loan commitments as of June 30, 2014 and December 31, 2013. Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. No accrual for contingencies was required as of June 30, 2014 and December 31, 2013.

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
The Company faces credit risk on the portions of its portfolio which are not Agency mortgage-backed securities, Agency debentures or U.S. Treasury securities. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate and corporate debt. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

19.           RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of June 30, 2014 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2014 was $400.1 million with excess net capital of $399.8 million.

20.           RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At June 30, 2014, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $143.5 million at June 30, 2014 and approximately 45.0 million shares of Chimera at a fair value of approximately $139.4 million at December 31, 2013. The Company evaluates the near-term prospects of its current investment in Chimera in relation to the severity and length of time of impairment, if any. At June 30, 2014 and December 31, 2013, the investment in Chimera had unrealized gains of $4.6 million and $0.6 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Notes to Consolidated Financial Statements

Advisory fees

For the quarter and six months ended June 30, 2014, the Company recorded advisory fees from Chimera totaling $6.1 million and $12.2 million, respectively.  For the quarter and six months ended June 30, 2013, the Company recorded advisory fees from Chimera and CreXus, prior to its acquisition, totaling $8.1 million and $17.3 million respectively.  At June 30, 2014 and December 31, 2013, the Company had amounts receivable from Chimera of $6.4 million and $6.8 million, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow the commercial mortgage business; credit risks related to our investments in commercial real estate assets and corporate debt; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; risks associated with the businesses of our subsidiaries, including the investment advisory business of a wholly-owned subsidiary and the broker-dealer business of a wholly-owned subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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
Annaly Commercial Real Estate Group, Inc. (or ACREG) (formerly known as CreXus Investment Corp. (or CreXus))
Wholly-owned subsidiary that was acquired during the second quarter of 2013 and specializes in acquiring, financing and managing commercial loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

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

Our asset portfolio totaled $84.2 billion as of June 30, 2014, which includes $398.3 million of commercial real estate securitized loans held in a consolidated trust, compared to $75.1 billion as of December 31, 2013, reflecting an increase in Investment Securities in the first half of 2014. ACREG represented approximately 2.0% of our asset portfolio as of June 30, 2014.

We recorded a net loss of $335.5 million, or $0.37 per average basic common share, for the quarter ended June 30, 2014 compared to net income of $1.6 billion, or $1.71 per average basic common share, for the same period in 2013. We recorded a net loss of $538.9 million, or $0.61 per average basic common share, for the six months ended June 30, 2014 compared to net income of $2.5 billion, or $2.61 per average basic common share, for the same period in 2013. Leverage at June 30, 2014 and December 31, 2013 was 5.3:1 and 5.0:1, respectively. At June 30, 2014 and December 31, 2013 the Company’s capital ratio was 15.4% and 15.1%, respectively. At June 30, 2014 and December 31, 2013, the Company had a common stock book value per share of $13.23 and $12.13, respectively.

Business Environment

We continued to selectively add Agency mortgage-backed securities to our portfolio in the second quarter of 2014. We remain cautious as the Federal Reserve (or Fed) is widely expected to continue reducing the size of monthly purchases of Agency mortgage-backed securities and conclude their asset purchasing program known as QE3 later this year, with increases in the federal funds rate target expected to occur in the middle of 2015. Additionally, further financial and housing regulatory reform is possible, and its effect on our business is unclear.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), increased by 4.0 percent on a seasonally-adjusted annualized rate in the second quarter of 2014.  Combined with the first quarter decline of 2.1 percent, first half growth was just under 1 percent. While this weakness is partially due to unusually harsh weather conditions throughout the United States, this rate of economic growth is significantly below trend. Employment growth picked up in the second quarter of 2014, averaging 272,000 jobs added per month, and the unemployment rate dropped sharply to 6.1 percent. Annual growth in the personal consumption expenditure price index, the Fed’s preferred price measure, rose to 1.8 percent in May 2014 from 1.2 percent at the beginning of 2014. The Federal Open Market Committee (FOMC or the Committee) upgraded its outlook to note that “the likelihood of inflation running persistently below 2 percent has diminished somewhat.”

Noting the cumulative progress toward maximum employment and an improving labor market outlook, on April 30, 2014, the Fed announced that beginning in May 2014, it will add to its holdings of longer-term U.S. Treasury securities at a pace of $25 billion per month rather than the previous $30 billion per month, and will add to its holdings of Agency mortgage-backed securities at a pace of $20 billion per month rather than the previous $25 billion per month. The FOMC continued slowing the pace of asset purchases at the June 18, 2014 and July 29-30, 2014 meetings, reducing monthly purchases of each of U.S. Treasuries and Agency mortgage-backed securities by a further $5 billion at each meeting, as expected. Through the July 29-30, 2014 meeting, the FOMC statement continued to express that “it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time after the asset purchase program ends,” assuming inflation remains stable. Additionally, in her official Semiannual Monetary Policy Report to Congress, Fed Chair Yellen noted that “although the economy continues to improve, the recovery is not yet complete.”

Long-term rates, benchmarked by the 10-year U.S. Treasury, declined through the second quarter of 2014. Similarly, the mortgage basis, or spread between the 30-year Agency mortgage-backed securities current coupon and the 10-year U.S. Treasury, declined consistently through the second quarter of 2014.

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

Net Income (Loss) Summary

For the quarter ended June 30, 2014, we recorded a net loss of $335.5 million, or $0.37 per average basic common share, as compared to net income of $1.6 billion, or $1.71 per average basic common share, for the quarter ended June 30, 2013. We attribute the majority of the change in net income (loss) for the quarter ended June 30, 2014 from the quarter ended June 30, 2013 to a $934.0 million decrease in unrealized gains on interest rate swaps, primarily attributable to the downward trend in forward interest rates experienced during the quarter ended June 30, 2014 compared to the rise in interest rates experienced during the same period in 2013. The change in unrealized gains (losses) were partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated in 2014, which resulted in a $736.8 million increase in realized losses on the termination of interest rate swaps in the second quarter of 2014 compared to the same period in 2013. In addition, net gains (losses) on trading assets resulted in a net loss of $46.5 million for the quarter ended June 30, 2014 compared to a net gain of $54.0 million for the same period in 2013, net gains on disposal of investments decreased $142.1 million and the change in unrealized gains on interest-only Agency mortgage-backed securities decreased $109.4 million over the same comparative period.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

For the six months ended June 30, 2014, our net loss was $538.9 million, or $0.61 per basic average common share, as compared to net income of $2.5 billion, or $2.61 per basic average common share, for the six months ended June 30, 2013. We attribute the majority of the change in net income for the six months ended June 30, 2014 from the six months ended June 30, 2013 to the change in unrealized gains (losses) on interest rate swaps, which resulted in a loss of $173.9 million for the six months ended June 30, 2014 compared to a gain of $1.4 billion for the same period in 2013 and an increase in realized losses resulting from the termination of interest rate swaps of $727.3 million over the same comparative period. The change in the fair value of interest rate swaps was primarily attributable to the downward trend in interest rates experienced during the first half of
2014, partially offset by the reversal of unrealized losses related to the termination of swaps during the period. In addition, net gains (losses) on trading assets resulted in a loss of $192.7 million for the six months ended June 30, 2014 compared to a gain of $55.6 million for the same period in 2013, net gains on disposal of investments decreased $245.2 million over the same comparative period and the change in unrealized gains (losses) on interest-only Agency mortgage-backed securities resulted in a loss of $18.7 million for the six months ended June 30, 2014 compared to a gain of $191.6 million for the same period in 2013.

The following table presents our net income (loss) summary for the quarters and six months ended June 30, 2014 and 2013.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Interest income	$683,962	$712,936	$1,339,863	$1,450,153
Interest expense	126,107	164,255	251,078	341,845
Net interest income	557,855	548,681	1,088,785	1,108,308
Other income (loss)	(842,030)	1,154,755	(1,524,932)	1,523,125
General and administrative expenses	52,189	65,131	99,567	117,043
Income (loss) before income taxes	(336,364)	1,638,305	(535,714)	2,514,390
Income taxes	(852)	92	3,149	5,899
Net income (loss)	(335,512)	1,638,213	(538,863)	2,508,491
Dividends on preferred stock	17,992	17,992	35,984	35,984
Net income (loss) available (related) to common stockholders	$(353,504)	$1,620,221	$(574,847)	$2,472,507
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.37)	$1.71	$(0.61)	$2.61
Diluted	$(0.37)	$1.64	$(0.61)	$2.51
Weighted average number of common shares outstanding:
Basic	947,515,127	947,411,380	947,487,125	947,331,087
Diluted	947,515,127	995,229,637	947,487,125	995,151,942

Other information:
Average total assets	$84,782,861	$113,985,220	$83,829,394	$120,474,245
Average equity	$13,006,816	$14,284,837	$12,806,229	$14,831,372
Return on average total assets	(1.58%)	5.75%	(1.29%)	4.16%
Return on average equity	(10.32%)	45.87%	(8.42%)	33.83%

We use daily balances to calculate average Interest Earning Assets and Interest Bearing Liabilities.  For the purpose of computing economic net interest income and certain ratios relating to cost of funds measures throughout this report, economic interest expense includes interest expense on interest rate swaps, which is recorded in the Consolidated Statements of Comprehensive Income (Loss) as Realized gains (losses) on interest rate swaps.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

●    core earnings;
●    core earnings per average basic common share;

●    economic interest expense; and
●    economic net interest income.

Core earnings is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment of goodwill and loss on previously held equity interest in CreXus.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Our presentation of non-GAAP financial measures has important limitations.  Other market participants may calculate core earnings, core earnings per average basic common share, economic interest expense and economic net interest income differently than we calculate them, making comparative analysis difficult.

Although we believe that the calculation of non-GAAP financial measures described above helps evaluate and measure our financial position and performance without the effects of certain transactions, it is of limited usefulness as an analytical tool.  Therefore, the non-GAAP financial measures should not be viewed in isolation and are not a substitute for net income (loss), net income (loss) per basic share available (related) to common stockholders, interest expense and net interest income computed in accordance with GAAP.

Core Earnings Summary

Our core earnings increased slightly to $300.4 million, or $0.30 per average basic common share, for the quarter ended June 30, 2014 compared to $294.2 million, or $0.29 per average basic common share, for the same period in 2013. The change reflects a $1.0 million increase in economic net interest income for the quarter ended June 30, 2014 compared to the same period in 2013, primarily attributable to a 25 basis point increase in our net interest spread.

Our core earnings were $540.2 million, or $0.53 per average basic common share, for the six months ended June 30, 2014 compared to $590.6 million, or $0.59 per average basic common share, for the same period in 2013. We attribute the majority of the decrease in core earnings for the six months ended June 30, 2014 from the six months ended June 30, 2013 to a decline in economic net interest income of $62.7 million, primarily attributable to a decline in average Interest Earning Assets to $83.7 billion from $118.4 billion.

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters and six months ended June 30, 2014 and 2013 and details with respect to reconciling the aforementioned line items to core earnings and related per average basic common share amounts:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(335,512)	$1,638,213	$(538,863)	$2,508,491
Adjustments:
Realized (gains) losses on termination of interest rate swaps	772,491	35,649	779,333	52,027
Unrealized (gains) losses on interest rate swaps	(175,062)	(1,109,022)	173,880	(1,434,756)
Net (gains) losses on disposal of investments	(5,893)	(147,998)	(85,603)	(330,841)
Net (gains) losses on trading assets	46,489	(54,046)	192,717	(55,595)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	(2,085)	(111,521)	18,708	(191,648)
Impairment of goodwill	-	23,987	-	23,987
Loss on previously held equity interest in CreXus	-	18,896	-	18,896
Core earnings	$300,428	$294,158	$540,172	$590,561

GAAP net income per average basic common share	$(0.37)	$1.71	$(0.61)	$2.61
Core earnings per average basic common share	$0.30	$0.29	$0.53	$0.59

Economic Interest Expense and Economic Net Interest Income

We believe the economic value of our investment strategy is depicted by the economic net interest income we earn. We calculate economic net interest income by determining our GAAP net interest income and reducing it by realized losses on interest rate swaps, which includes interest expense on interest rate swaps. Our economic interest expense, which is composed of interest expense on our Interest Bearing Liabilities plus interest expense on interest rate swaps, reflects total contractual interest payments.

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Quarter Ended:	(dollars in thousands)
June 30, 2014	$126,107	$220,934	$347,041	$557,855	$220,934	$336,921
June 30, 2013	$164,255	$212,727	$376,982	$548,681	$212,727	$335,954

For the Six Months Ended:
June 30, 2014	$251,078	$481,369	$732,447	$1,088,785	$481,369	$607,416
June 30, 2013	$341,845	$438,203	$780,048	$1,108,308	$438,203	$670,105

(1) Economic interest expense includes interest expense on interest rate swaps.

Interest Income and Average Earning Asset Yield

Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR on our Agency mortgage-backed securities portfolio for the periods presented.

             Quarter Ended                         CPR
              June 30, 2014                           7%
              March 31, 2014                        6%
              June 30, 2013                          17%
              March 31, 2013                       19%

Our interest income for the quarters ended June 30, 2014 and 2013 was $684.0 million and $712.9 million, respectively. We had average Interest Earning Assets of $85.6 billion and $112.2 billion, and the yield on our average Interest Earning Assets was 3.20% and 2.54% for the quarters ended June 30, 2014 and 2013, respectively. The decline in interest income of $29.0 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 was primarily due to a $26.7 billion decrease in average Interest Earning Assets for the quarter ended June 30, 2014 compared to the same period in 2013 partially offset by a 66 basis point increase in the yield of Interest Earning Assets.

Our interest income for the six months ended June 30, 2014 and 2013 was $1.3 billion and $1.5 billion, respectively. We had average Interest Earning Assets of $83.7 billion and $118.4 billion, and the yield on our average Interest Earning Assets was 3.20% and 2.45% for the six months ended June 30, 2014 and 2013, respectively. The decline in interest income of $110.3 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily due to a $34.6 billion decrease in average Interest Earning Assets for the six months ended June 30, 2014 compared to the same period in 2013, partially offset by a 75 basis point increase in the yield of Interest Earning Assets.

Economic Interest Expense and the Cost of Interest Bearing Liabilities

Our largest expense is the cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). We had average Interest Bearing Liabilities of $71.4 billion and $98.3 billion for the quarters ended June 30, 2014 and 2013, respectively. Our total economic interest expense was $347.0 million, which included $220.9 million in interest expense on interest rate swaps, and $377.0 million, which included $212.7 million in interest expense on interest rate swaps, for the quarters ended June 30, 2014 and 2013, respectively. Our cost of funds on average Interest Bearing Liabilities was 1.94% and 1.53%, including interest expense on interest rate swaps, for the quarters ended June 30, 2014 and 2013, respectively. Economic interest expense, including interest expense on interest rate swaps, for the quarter ended June 30, 2014 decreased by $29.9 million when compared to the quarter ended June 30, 2013, primarily due to the $26.9 billion decline in average Interest Bearing Liabilities for the quarter ended June 30, 2014 compared to the same period in 2013, partially offset by a 41 basis point increase in the cost of Interest Bearing Liabilities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

We had average Interest Bearing Liabilities of $69.1 billion and $104.5 billion for the six months ended June 30, 2014 and 2013, respectively. Our total economic interest expense was $732.4 million, which included $481.4 million in interest expense on interest rate swaps, and $780.0 million, which included $438.2 million in interest expense on interest rate swaps, for the six months ended June 30, 2014 and 2013, respectively. Our cost of funds on average Interest Bearing Liabilities was 2.12% and 1.49%, including interest expense on interest rate swaps, for the six months ended June 30, 2014 and 2013, respectively. Economic interest expense, including interest expense on interest rate swaps, for the six months ended June 30, 2014 decreased by $47.6 million when compared to the six months ended June 30, 2013, primarily due to the $35.4 billion decline in average Interest Bearing Liabilities for the six months ended June 30, 2014 compared to the same period in 2013, partially offset by a 63 basis point increase in the cost of Interest Bearing Liabilities.

The table below shows our average Interest Bearing Liabilities and cost of funds on average Interest Bearing Liabilities as compared to average one-month and average six month LIBOR for the periods presented.

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarter Ended:	(dollars in thousands)
June 30, 2014	$71,403,320	$71,482,958	$347,041	1.94%	0.15%	0.32%	(0.17%)	1.79%	1.62%
June 30, 2013	$98,278,276	$84,520,133	$376,982	1.53%	0.20%	0.42%	(0.22%)	1.33%	1.11%

For the Six Months Ended:
June 30, 2014	$69,136,927	$71,482,958	$732,447	2.12%	0.15%	0.33%	(0.18%)	1.97%	1.79%
June 30, 2013	$104,500,446	$84,520,133	$780,048	1.49%	0.20%	0.45%	(0.25%)	1.29%	1.04%

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

As of June 30, 2014 and December 31, 2013, 98% and 99%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of June 30, 2014, the term to maturity of our repurchase agreements ranged from one day to five years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At June 30, 2014 and December 31, 2013, the weighted average rate for our borrowings was 1.62% and 2.37%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015, 5% Convertible Senior Notes due 2015 (collectively, the Convertible Senior Notes) and securitized debt of consolidated VIE, and the weighted average days to maturity was 195 days and 208 days, respectively.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, increased slightly to $336.9 million for the quarter ended June 30, 2014 compared to $336.0 million for the same period in 2013. The change reflects a 25 basis point increase in our net interest spread.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Our economic net interest income, including interest paid on interest rate swaps, totaled $607.4 million and $670.1 million for the six months ended June 30, 2014 and 2013, respectively. The decline for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to lower net interest income, which reflects a $34.6 billion decrease in average Interest Earning Assets, and an increase in interest paid on interest rate swaps.

The table below shows our average Interest Earning Assets, total interest income, yield on average Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic net interest income, net interest spread and net interest margin for the periods presented.

	Average Interest Earning Assets(1)	Total Interest Income	Yield on Average Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Spread	Net Interest Margin
For the Quarter Ended:	(dollars in thousands)
June 30, 2014	$85,585,484	$683,962	3.20%	$71,403,320	$347,041	1.94%	$336,921	1.26%	1.57%
June 30, 2013	$112,236,314	$712,936	2.54%	$98,278,276	$376,982	1.53%	$335,954	1.01%	1.20%

For the Six Months Ended:
June 30, 2014	$83,719,047	$1,339,863	3.20%	$69,136,927	$732,447	2.12%	$607,416	1.08%	1.45%
June 30, 2013	$118,363,284	$1,450,153	2.45%	$104,500,446	$780,048	1.49%	$670,105	0.96%	1.13%

(1) Does not reflect unrealized gains/(losses) or premium/(discount).
(2) Economic interest expense includes interest expense on interest rate swaps.
(3) Economic net interest income includes interest expense on interest rate swaps.

Other Income

Other income is largely comprised of net gains or losses on interest rate swaps, net gains or losses from trading assets, net gains or losses on sales of Agency mortgage-backed securities and other investments, net unrealized gains (losses) on interest-only Agency mortgage-backed securities, dividend income from available-for-sale equity securities and investment advisory fees.

The aggregate net gain (loss) on interest rate swaps was a loss of $818.4 million and a gain of $860.6 million for the quarters ended June 30, 2014 and 2013, respectively, and a loss of $1.4 billion and a gain of $944.5 million for the six months ended June 30, 2014 and 2013, respectively. The change in the aggregate net gain (loss) on interest rate swaps for the quarter and six months ended June 30, 2014 as compared to the same periods in 2013 was primarily due to changes in unrealized gains (losses) reflecting the downward trend in forward interest rates experienced in the second quarter and first half of 2014. The changes in unrealized gains (losses) were partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated in 2014, which resulted in higher realized losses on termination of interest rate swaps in the second quarter and first half of 2014 compared to the same periods in 2013.

Our net loss from trading assets was $46.5 million for the quarter ended June 30, 2014 compared to a net gain of $54.0 million for the same period in 2013, and a net loss of $192.7 million for the six months ended June 30, 2014 compared to a net gain of $55.6 million for the same period in 2013. The change for the quarter and six months ended June 30, 2014 as compared to the same periods in 2013 was primarily attributable to net losses from interest rate swaptions and TBA derivatives.

For the quarters ended June 30, 2014 and 2013, we disposed of Investments Securities with a carrying value of $6.1 billion and $14.8 billion for an aggregate net gain of $5.9 million and $148.0 million, respectively. For the six months ended June 30, 2014 and 2013, we disposed of Investments Securities with a carrying value of $11.1 billion and $29.8 billion for an aggregate net gain of $86.6 million and $330.8 million, respectively. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Our net unrealized gains on interest-only Agency mortgage-backed securities was $2.1 million and $111.5 million for the quarters ended June 30, 2014 and 2013, respectively. Our net unrealized gains (losses) on interest-only Agency mortgage-backed securities was a loss of $18.7 million and a gain of $191.6 million for the six months ended June 30, 2014 and 2013, respectively. The change in each period was primarily attributable to the downward trend in forward interest rates experienced in the first quarter and first half of 2014 compared to rising interest rates during the same periods in 2013.

Dividend income from our investment in Chimera Investment Corporation (or Chimera) totaled $4.0 million and $17.1 million for the quarter and six months ended June 30, 2014, respectively.  Dividend income from our investment in Chimera and CreXus (we held shares prior to our acquisition of CreXus, which closed during the second quarter of 2013), totaled $4.0 million and $10.5 million for the quarter and six months ended June 30, 2013, respectively. The increase in dividend income for the six months ended June 30, 2014 compared to the same period in 2013 was due to a $9.0 million special dividend from our investment in Chimera recognized during the first quarter of 2014, partially offset by CreXus declaring a dividend during the first quarter of 2013 but not during the same period in 2014 as a result of its acquisition. Chimera is and CreXus was managed by our wholly-owned subsidiary FIDAC.

FIDAC is a registered investment advisor specializing in managing fixed income securities. In October 2013, we sold the net assets and operations of Merganser Capital Management, Inc. (or Merganser), a registered investment advisor specializing in managing fixed income securities, to a third party. Investment advisory income totaled $6.1 million and $12.2 million for the quarters ended June 30, 2014 and 2013, respectively, and $12.2 million and $25.6 million for the six months ended June 30, 2014 and 2013, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  The decline in investment advisory income for the quarter and six months ended June 30, 2014 compared to the same periods in 2013 was due to lower advisory fees from affiliates and the sale of Merganser in October 2013.

General and Administrative Expenses

General and administrative (or G&A) expenses consist of compensation expense, the management fee and other expenses. G&A expenses were $52.2 million and $65.1 million for the quarters ended June 30, 2014 and 2013, respectively. The decrease in G&A expenses of $12.9 million for the quarter ended June 30, 2014 compared to the same period in 2013 was the result of lower other general and administrative expenses, primarily lower professional fees and brokerage expenses, and lower compensation and management fee. G&A expenses as a percentage of average total assets was 0.25% and 0.23% for the quarters ended June 30, 2014 and 2013, respectively.

G&A expenses were $99.6 million and $117.0 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in G&A expenses of $17.5 million for the six months ended June 30, 2014 compared to the same period in 2013 was the result of lower other general and administrative expenses, primarily lower professional fees and brokerage expenses, and lower compensation and management fee.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended:	(dollars in thousands)
June 30, 2014	$52,189	0.25%	1.60%
June 30, 2013	$65,131	0.23%	1.82%

For the Six Months Ended:
June 30, 2014	$99,567	0.24%	1.55%
June 30, 2013	$117,043	0.19%	1.58%

Unrealized Gains and Losses

With our available-for-sale accounting treatment on our Agency mortgage-backed securities which represent the largest portion of assets on balance sheet, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under Accumulated Other Comprehensive Income (Loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

Unrealized Gains and Losses
	June 30, 2014	December 31, 2013
	(dollars in thousands)
Unrealized gain	$895,036	$600,034
Unrealized loss	(1,467,292)	(3,348,967)
Net unrealized gain (loss)	$(572,256)	$(2,748,933)

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to reduce borrowing capacity under our investment policy.  A very large negative change in the net fair value of our available-for-sale investment securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The fair value of these securities being below amortized cost for the quarter ended June 30, 2014 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded a net loss of $335.5 million and net income of $1.6 billion for the quarters ended June 30, 2014 and 2013, respectively. Our return (loss) on average equity was (10.32%) and 45.87% for the quarters ended June 30, 2014 and 2013, respectively.

We recorded a net loss of $538.9 million and net income of $2.5 billion for the six months ended June 30, 2014 and 2013, respectively. Our return (loss) on average equity was (8.42%) and 33.83% for the six months ended June 30, 2014 and 2013, respectively.

The table below shows the components of our return on average equity for the periods presented.

	Components of Return on Average Equity
	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/ Average Equity	Other Income (Loss)/Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended:
June 30, 2014	10.35%	0.19%	(19.56%)	0.27%	(1.60%)	0.03%	(10.32%)
June 30, 2013	9.41%	0.34%	38.83%	(0.89%)	(1.82%)	(0.00%)	45.87%

For the Six Months Ended:
June 30, 2014	9.48%	0.19%	(16.85%)	0.36%	(1.55%)	(0.05%)	(8.42%)
June 30, 2013	9.04%	0.35%	26.44%	(0.34%)	(1.58%)	(0.08%)	33.83%
(1) Economic net interest income includes interest expense on interest rate swaps.
(2) Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Financial Condition

Total assets were $87.2 billion and $81.9 billion as of June 30, 2014 and December 31, 2013, respectively. The change was primarily due to a $9.0 billion increase in Investments Securities, partially offset by a $3.7 billion decrease in securities borrowed and U.S. Treasury securities as RCap, our broker-dealer subsidiary, ceased its trading activity in U.S. Treasury securities, derivatives and certain securities borrowed and loaned transactions activities during the first quarter of 2014.

Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2014 and December 31, 2013 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At June 30, 2014 and December 31, 2013 we had on our Consolidated

Statements of Financial Condition a total of $24.5 million and $25.7 million, respectively, of unamortized discount (which is the difference between the remaining principal amount and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.5 billion and $4.6 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal amount).

We received mortgage principal repayments of $1.9 billion and $6.5 billion for the quarters ended June 30, 2014 and 2013, respectively. The weighted average expected prepayment speed for the quarters ended June 30, 2014 and 2013 was 7% and 17%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, as of the dates presented.

	Agency Mortgage-Backed Securities and Agency Debentures
	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/Principal Amount	Weighted Average Coupon Rate	Weighted Average Yield
	(dollars in thousands)
At June 30, 2014	$77,484,428	$4,230,839	$81,715,267	105.46%	$81,138,367	104.72%	3.75%	2.97%
At December 31, 2013	$71,430,069	$3,558,168	$74,988,237	104.98%	$72,238,708	101.13%	3.62%	2.89%

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

	Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures
	Principal Amount	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
	(dollars in thousands)
At June 30, 2014	$3,956,978	33 months	8.10%	2.96%	2.70%	5.11%
At December 31, 2013	$6,719,599	33 months	6.44%	2.81%	2.80%	9.41%

	Fixed-Rate Agency Mortgage-Backed Securities and Agency Debentures Characteristics
	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
	(dollars in thousands)
At June 30, 2014	$73,527,450	3.80%	2.99%	94.89%
At December 31, 2013	$64,710,470	3.71%	2.90%	90.59%

	Agency Interest-Only Mortgage-Backed Securities
	Notional Amount	Net Premium	Amortized Cost	Amortized Cost/Notional Amount	Carrying Value	Carrying Value/Notional Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield
	(dollars in thousands)
At June 30, 2014	$8,012,141	$1,206,269	$1,206,269	15.06%	$1,265,697	15.80%	3.94%	6.47%
At December 31, 2013	$7,374,675	$1,041,990	$1,041,990	14.13%	$1,120,126	15.19%	3.82%	9.00%

At June 30, 2014 and December 31, 2013, we held Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

	Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index June 30, 2014
	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	42 mo.	1 mo.	1 mo.	15 mo.	28 mo.
Weighted average annual period cap	1.72%	2.00%	-	-	2.00%	-
Weighted average lifetime cap at June 30, 2014	11.24%	9.77%	9.15%	10.76%	10.70%	4.29%
Investment principal value as percentage of Investment Securities at June 30, 2014	0.21%	2.77%	0.14%	0.20%	0.14%	1.65%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index December 31, 2013
	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	40 mo.	1 mo.	1 mo.	18 mo.	34 mo.
Weighted average annual period cap	1.78%	2.00%	-	-	2.00%	-
Weighted average lifetime cap at December 31, 2013	11.20%	9.81%	7.36%	10.80%	10.74%	2.36%
Investment principal value as percentage of Investment Securities at December 31, 2013	0.40%	4.04%	0.28%	0.23%	0.18%	4.28%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, securitized debt of consolidated VIE, mortgages payable, participation sold, the non-cancelable office leases and employment agreements as of June 30, 2014.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of June 30, 2014, the interest rate swaps had a net negative fair value of $758.2 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$61,152,042	$8,095,176	$1,125,000	$-	$70,372,218
Interest expense on repurchase agreements(1)	242,260	243,036	8,057	-	493,353
Convertible Senior Notes (principal)	857,541	-	-	-	857,541
Interest expense on Convertible Senior Notes	35,501	-	-	-	35,501
Securitized debt of consolidated VIE (principal)	84,180	176,520	-	-	260,700
Mortgages payable (principal)	-	19,139	11,025	-	30,164
Participation sold (principal)	-	13,840	-	-	13,840
Long-term operating lease obligations	1,214	6,209	7,129	22,575	37,127
Employment contracts of our subsidiaries	876	-	-	-	876
Total	$62,373,614	$8,553,920	$1,151,211	$22,575	$72,101,320
(1) Interest expense on repurchase agreements calculated based on rates at June 30, 2014.

We had no material unfunded loan commitments issued as of June 30, 2014.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is largely consistent with our current operations via repurchase agreements. We also expect to continue using Federal Home Loan Bank of Des Moines (FHLB Des Moines) advances, securitization structures or other term financing structures to finance certain of our assets. During the six months ended June 30, 2014, we received $3.6 billion from principal repayments and $11.4 billion in cash from disposal of Investment Securities, respectively. During the six months ended June 30, 2013, we received $15.1 billion from principal repayments and $31.1 billion in cash from disposal of Investment Securities.

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

Capital Management

Maintaining a strong balance sheet that can support the business even in times of economic stress and market volatility is of critical importance to our business strategy. A strong and robust capital position is essential to executing our investment strategy. Our capital strategy is predicated on a strong capital position, which enables us to execute our investment strategy regardless of the market environment.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Our Internal Capital Adequacy Assessment Program (or ICAAP) framework supports capital and business performance measurement, and is integrated within the overall risk governance framework.  The ICAAP framework is designed to align capital measurement with our risk appetite.

Our objective is to maintain an active ICAAP that reflects sound governance, requires active assessment and reporting of internal capital adequacy, incorporates stress testing based on internal and external factors and identifies potential capital actions to ensure our capital and available financial resources remain in excess of internal capital requirements.

The capital policy defines the parameters and principles supporting a comprehensive capital management practice, including processes that effectively identify, measure and monitor risks impacting capital adequacy.  The capital assessment process considers the precision in risk measures as well as the volatility of exposures and the relative activities producing risk. Parameters used in modeling economic capital must align with our risk appetite.

Economic capital is our internal quantification of the risks inherent in our business and considers the amount of capital we need as a buffer to protect against risks.  It is considered the capital needed to remain solvent under extreme scenarios. It is a probabilistic measure of potential future losses at a given confidence level over a given time horizon.

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational, and other risks such as compliance, legal and regulatory risks. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” of our most recent annual report on Form 10-K.

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,475	9,474
Additional paid-in capital	14,776,302	14,765,761
Accumulated other comprehensive income (loss)	(572,256)	(2,748,933)
Accumulated deficit	(1,677,661)	(534,306)
Total stockholders’ equity	$13,448,919	$12,405,055

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

During the six months ended June 30, 2014, the Company raised $1.2 million, by issuing 108,000 shares, through the Direct Purchase and Dividend Reinvestment Program.  During the six months ended June 30, 2013, the Company raised $1.4 million, by issuing 94,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In October 2012, we announced that our board of directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. We did not repurchase any shares of our outstanding common stock under this repurchase plan during the six months ended June 30, 2013.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2014 and 2013.

Distributions to Stockholders

Our policy is to distribute 100% of our REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, we distribute such shortfall within the next year as permitted by the Code. REIT taxable income will differ from GAAP net income due to timing differences, such as the amortization / accretion of premiums / discounts from purchases of Investment Securities and unrealized gains (losses) included in net income (loss).

We seek to generate income for distribution to our stockholders, typically by earning a spread between the yield on our assets and the cost of our borrowings.  Our REIT taxable income, which serves as the basis for distributions to our stockholders, is generated primarily from this spread income.

During the six months ended June 30, 2014, we declared dividends to common shareholders totaling $568.5 million, or $0.60 per share, of which $284.3 million, or $0.30 per share, was paid to shareholders on July 29, 2014. During the six months ended June 30, 2014, we declared dividends to Series A Preferred Stock shareholders totaling approximately $7.3 million, or $0.984 per share. During the six months ended June 30, 2014, we declared dividends to Series C Preferred Stock shareholders totaling approximately $11.4 million or $0.953 per share. During the six months ended June 30, 2014, we declared dividends to Series D Preferred Stock shareholders totaling approximately $17.3 million, or $0.938 per share.

During the six months ended June 30, 2013, we declared dividends to common shareholders totaling $805.1 million, or $0.85 per share, of which $378.9 million, or $0.40 per share, was paid to shareholders on July 25, 2013. During the six months ended June 30, 2013, we declared dividends to Series A Preferred Stock shareholders totaling approximately $7.3 million, or $0.984 per share, of which $3.6 million, or $0.492 per share, was paid to shareholders on July 1, 2013. During the six months ended June 30, 2013, we declared dividends to Series C Preferred Stock shareholders totaling approximately $11.4 million or $0.953 per share, of which $5.7 million, or $0.477 per share, was paid on July 1, 2013. During the six months ended June 30, 2013, we declared dividends to Series D Preferred Stock shareholders totaling approximately $17.3 million, or $0.938 per share, of which $8.6 million, or $0.469 per share, was paid on July 1, 2013.

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

Our debt-to-equity ratio (including securitized debt of consolidated VIE, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carve-outs) at June 30, 2014 and December 31, 2013 was 5.3:1 and 5.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets, was 15.4% and 15.1% at June 30, 2014 and December 31, 2013, respectively.

Risk Management

We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to measure, monitor and manage these risks. Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk culture throughout Annaly focused on awareness which ensures the key risks are understood and managed appropriately. Each employee is accountable for monitoring and managing risk within their area of responsibility.

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

Portfolio composition
We will maintain a high quality asset portfolio with (1) at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better) and (2) an aggregate weighted average equivalency rating of single A or better.

Leverage	We will operate at a debt-to-equity ratio no greater than 12:1.
Capital buffer
We will maintain an excess capital buffer, of which at least 25% will be invested in AAA rated mortgage-backed securities (or assets of similar or better liquidity characteristics), to meet our liquidity needs.

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

Risk assessment and risk management are the responsibility of our management.  A series of management committees have oversight or decision-making responsibilities for risk management activities. Memberships of these committees are reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Three primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee, Asset and Liability Committee and the Financial Reporting and Disclosure Committee.

Audit Services is an independent function with reporting lines to the BAC. Audit Services is responsible for performing our internal audit activities, which includes independently assessing and validating key controls within the risk management framework.

Description of Risks

We are subject to a variety of risks due to the business we operate. Risk categories are an important component of a robust enterprise wide risk management framework. We have identified the following primary categories that we utilize to identify, assess, measure and monitor risk.

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

Liquidity Risk Management Our liquidity risk management strategy is designed to ensure the availability of sufficient resources to support	our business and meet our financial obligations under both normal and adverse market and business environments. Our liquidity risk management practices consist of the following primary elements:

Funding	Availability of diverse and stable sources of funds.
Excess Liquidity	Excess liquidity primarily in the form of unencumbered assets.
Maturity Profile	Diversity and tenor of liabilities and modest use of leverage.
Stress Testing	Scenario modeling to measure the resiliency of our liquidity position.
Liquidity Management Policies	Comprehensive policies including monitoring, risk limits and a contingency funding plan (CFP).

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

At June 30, 2014, we had total pledged collateral for repurchase agreements and interest rate swaps of $74.3 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

materially change during the quarter ended June 30, 2014 compared to the quarter ended December 31, 2013, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended June 30, 2014.

We had repurchase agreements outstanding of $70.4 billion with a weighted average borrowing rate of 0.59% and weighted average remaining maturities of 173 days as of June 30, 2014.

At June 30, 2014 the repurchase agreements had the following remaining maturities and weighted average rates:

	June 30, 2014
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$6,382,127	0.25%	9.1%
2 to 29 days	13,061,086	0.44%	18.5%
30 to 59 days	21,751,921	0.31%	30.9%
60 to 89 days	2,931,207	0.39%	4.2%
90 to 119 days	2,698,579	0.45%	3.8%
Over 120 days(1)	23,547,298	1.07%	33.5%
Total	$70,372,218	0.59%	100.0%

(1) Approximately 13% of the total repurchase agreements had a remaining maturity over 1 year.

During the first quarter of 2014, a wholly-owned insurance subsidiary attained membership to the FHLB Des Moines.  Such membership provides an additional funding source for us. Such borrowing capacity is at the sole discretion and subject to conditions of FHLB Des Moines. Eligible collateral may include residential and commercial real estate debt securities.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio and those which are available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table provides the carrying amount of our encumbered and unencumbered financial assets as of June 30, 2014:

Encumbered and Unencumbered Assets

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,155,112	$165,554	$1,320,666
Investments, at fair value:
Agency mortgage-backed securities	72,986,670	8,110,918	81,097,588
Agency debentures	1,335,290	13,437	1,348,727
Commercial real estate debt and preferred equity	398,309	1,187,860	1,586,169
Corporate debt	-	151,344	151,344
Total financial assets	$75,875,381	$9,629,113	$85,504,494

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or used as collateral in financing arrangements (including certain collateral currently supporting existing financial arrangements).

Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  Carrying value represents the market value of assets. The following table presents our liquid assets as a percentage of total assets as of June 30, 2014.

Liquid Assets (1)	Carrying Value
(dollars in thousands)
Cash and cash equivalents	$1,320,666
Investment Securities	82,404,064
Total liquid assets	$83,724,730

Percentage of liquid assets to total assets	96.07%

(1)  The assets listed in this table include assets that have been pledged as collateral against existing liabilities. Please refer to the Encumbered and Unencumbered Assets table for related information.

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

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. The effect of interest rate swaps is reflected in our interest rate gap. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table below could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,320,666	$-	$-	$-	$1,320,666
Agency Mortgage-backed securities (principal)	517	91,899	257,815	75,710,952	76,061,183
Agency debentures (principal)	-	-	-	1,423,245	1,423,245
Corporate debt (principal)	-	-	11,263	141,232	152,495
Commercial real estate debt and preferred equity (principal)	319,473	91,556	813,127	366,547	1,590,703
Total financial assets	$1,640,656	$183,455	$1,082,205	$77,641,976	$80,548,292

Financial Liabilities:
Repurchase agreements	$44,126,341	$17,025,701	$8,095,176	$1,125,000	$70,372,218
Securities loaned	7	-	-	-	7
Convertible Senior Notes (principal)	-	857,541	-	-	857,541
Securitized debt of consolidated VIE (principal)	46,500	37,680	176,520	-	260,700
Participation sold (principal)	-	-	13,840	-	13,840
Total financial liabilities	$44,172,848	$17,920,922	$8,285,536	$1,125,000	$71,504,306

Maturity gap	$(42,532,192)	$(17,737,467)	$(7,203,331)	$76,516,976	$9,043,986

Cumulative maturity gap	$(42,532,192)	$(60,269,659)	$(67,472,990)	$9,043,986

Interest rate sensitivity gap	$(10,458,892)	$(16,843,996)	$(7,537,243)	$43,884,117	$9,043,986

Cumulative rate sensitivity gap	$(10,458,892)	$(27,302,888)	$(34,840,131)	$9,043,986

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(12.98%)	(33.90%)	(43.25%)	11.23%

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to interest rates, spreads and the shape of the yield curve. We also consider assumptions affecting our analysis such as prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

a twelve month period and the immediate effect on our portfolio market value, should interest rates increase or decrease by 25, 50 or 75 basis points, and mortgage option adjusted spreads increase or decrease by 5, 15 or 25 basis points, assuming the shocks will be parallel and instantaneous. All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2014 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Projected Percentage Change in Portfolio Value, with Effect of Interest Rate Swaps(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(14.5%)	0.7%	4.5%
-50 Basis Points	(5.9%)	0.6%	3.9%
-25 Basis Points	(2.9%)	0.4%	2.6%
Base Interest Rate	-	-	-
+25 Basis Points	0.6%	(0.5%)	(3.5%)
+50 Basis Points	0.2%	(1.2%)	(7.5%)
+75 Basis Points	(1.0%)	(1.8%)	(11.9%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis points	1.4%	8.8%
-15 Basis points	0.8%	5.3%
-5 Basis points	0.3%	1.7%
Base Interest Rate	-	-
+5 Basis points	(0.3%)	(1.7%)
+15 Basis points	(0.8%)	(5.2%)
+25 Basis points	(1.3%)	(8.6%)

(1) Scenarios include Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
(2) Scenarios include Investment Securities and derivative instruments.
(3) NAV represents book value of equity.

Credit and Counterparty Risk Management

Key risk parameters have been established to specify Annaly’s credit risk appetite. We will maintain a high quality asset portfolio with at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better), and an aggregate weighted average equivalency rating of single “A” or better.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency portions of our portfolio. We are exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt or equity positions. We are exposed to risk of loss if an issuer, borrower or counterparty fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy. Our management will monitor the overall portfolio risk and determine levels of provision for loss. Our portfolio composition as of June 30, 2014 and December 31, 2013 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Asset Portfolio (using balance sheet values)
Category	June 30, 2014	December 31, 2013
Agency mortgage-backed securities(1)	96.2%	93.6%
Agency debentures	1.6%	4.0%
Commercial real estate(2)	2.0%	2.2%
Corporate debt, held for investment	0.2%	0.2%

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

The following table summarizes our exposure to counterparties by geography as of June 30, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	18	$47,473,507	$(608,378)	$3,113,838
Europe	11	18,303,764	(149,808)	1,020,428
Asia (non-Japan)	1	980,420	-	59,400
Japan	4	3,614,527	-	220,372
Total	34	70,372,218	(758,185)	4,414,037

(1) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management.  Other tools include training on topics such as cyber security awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which includes the use of key risk indicators.  Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, an independent operational risk group which reports to the Chief Risk Officer of our Manager, testing by our internal audit staff, and our overall governance framework.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Compliance, Regulatory and Legal Risk Management

Our business is organized as a REIT and we plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances.  Accordingly, we closely monitor our REIT status within our risk management program.  The financial services industry is highly regulated and continues to receive increasing attention from regulators which may impact both our company as well as our business strategy. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us.  Our risk management framework is designed to identify, monitor and manage these risks under the oversight of the Enterprise Risk Committee.

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

Critical Accounting Policies

Our critical accounting policies are as follows:

Valuation of Financial Instruments

Agency mortgage-backed securities and debentures

There is an active market for Agency mortgage-backed securities and debentures.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  All internal market values are compared to external pricing sources and/or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use a third-party supplied model to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on investment securities are recorded on trade date based on the average cost of the security.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

Contingency Funding Plan (CFP)
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

Interest Bearing Liabilities
Refers to repurchase agreements, convertible senior notes, securitized debt of consolidated VIE, participation sold, FHLB Des Moines advances, U.S. Treasury securities sold, not yet purchased and securities loaned.

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

Net Interest Margin
Represents economic net interest income divided by average Interest Earning Assets.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Principal and Interest
The term used to refer to regularly scheduled payments or prepayments of principal and payments of interest on a mortgage or other security.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

Weighted Average Life (WAL)
The assumed weighted average amount of time that will elapse from the date of a security’s issuance until each dollar of principal is repaid to the investor. The WAL will change as the security ages and depending on the actual realized rate at which principal, scheduled and unscheduled, is paid on the loans underlying the MBS.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6.  Exhibits

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2013); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 7, 2014	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer and
authorized officer of registrant)

Dated: August 7, 2014	By: /s/ Glenn A. Votek
Glenn A. Votek
(Chief Financial Officer and
principal financial officer of the registrant)