Form 10-Q
period 2014-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2014-11-06
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2014
Common Stock, $.01 par value	947,602,114

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at September 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited consolidated financial statements at December 31, 2013)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2014 and 2013	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2014 and 2013	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Agency Mortgage-Backed Securities	14
Note 5. Acquisition of CreXus	15
Note 6. Commercial Real Estate Investments	17
Note 7. Fair Value Measurements	19
Note 8. Secured Financing	22
Note 9. Derivative Instruments	23
Note 10. Convertible Senior Notes	27
Note 11. Common Stock and Preferred Stock	28
Note 12. Goodwill	29
Note 13. Interest Income and Interest Expense	29
Note 14. Net Income (Loss) per Common Share	30
Note 15. Long-Term Stock Incentive Plan	30
Note 16. Income Taxes	30
Note 17. Lease Commitments and Contingencies	31
Note 18. Risk Management	31
Note 19. RCap Regulatory Requirements	32
Note 20. Related Party Transactions	32
Note 21. Subsequent Events	33

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	34
Overview	36
Business Environment	36
Results of Operations	37
Financial Condition	45
Capital Management	48
Risk Management	50
Critical Accounting Policies	58
Glossary of Terms	59

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	66

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 5. Other Information	67

Item 6. Exhibits	68

SIGNATURES	70

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2014	2013(1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,011,566 and $371,790, respectively)	$1,178,621	$552,436
Reverse repurchase agreements	-	100,000
Securities borrowed	-	2,582,893
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $0 and $1,113,027, respectively)	-	1,117,915
Agency mortgage-backed securities (including pledged assets of $71,955,127 and $63,897,873, respectively)	81,462,387	70,388,949
Agency debentures (including pledged assets of $1,334,181 and $2,931,261, respectively)	1,334,181	2,969,885
Investment in affiliates	136,748	139,447
Commercial real estate debt and preferred equity(2)	1,554,958	1,583,969
Investments in commercial real estate	73,827	60,132
Corporate debt, held for investment	144,451	117,687
Receivable for investments sold	855,161	1,193,730
Accrued interest and dividends receivable	287,231	273,079
Receivable for investment advisory income (including from affiliates of $8,369 and $6,839, respectively)	8,369	6,839
Goodwill	94,781	94,781
Interest rate swaps, at fair value	198,066	559,044
Other derivatives, at fair value	19,407	146,725
Other assets	39,798	34,949

Total assets	$87,387,986	$81,922,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$-	$1,918,394
Repurchase agreements	69,610,722	61,781,001
Securities loaned	7	2,527,668
Payable for investments purchased	2,153,789	764,131
Convertible Senior Notes	836,625	825,262
Securitized debt of consolidated VIE	260,700	-
Mortgages payable	42,635	19,332
Participation sold	13,768	14,065
Accrued interest payable	180,345	160,921
Dividends payable	284,278	284,230
Interest rate swaps, at fair value	857,658	1,141,828
Other derivatives, at fair value	-	55,518
Accounts payable and other liabilities	36,511	25,055

Total liabilities	74,277,038	69,517,405

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,591,766 and 947,432,862 issued and outstanding, respectively	9,476	9,474
Additional paid-in capital	14,781,308	14,765,761
Accumulated other comprehensive income (loss)	(967,820)	(2,748,933)
Accumulated deficit	(1,625,075)	(534,306)

Total stockholders’ equity	13,110,948	12,405,055

Total liabilities and stockholders’ equity	$87,387,986	$81,922,460

(1)	Derived from the audited consolidated financial statements at December 31, 2013.
(2)	Includes senior securitized mortgages of consolidated VIE with a carrying value of $398.4 million at September 30, 2014.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net interest income:
Interest income	$644,640	$697,160	$1,984,503	$2,147,313
Interest expense	127,069	145,476	378,147	487,321
Net interest income	517,571	551,684	1,606,356	1,659,992

Other income (loss):
Realized gains (losses) on interest rate swaps(1)	(169,083)	(227,909)	(650,452)	(666,112)
Realized gains (losses) on termination of interest rate swaps	-	(36,658)	(779,333)	(88,685)
Unrealized gains (losses) on interest rate swaps	98,593	6,343	(75,287)	1,441,099
Subtotal	(70,490)	(258,224)	(1,505,072)	686,302
Investment advisory income	8,253	9,558	20,485	35,153
Net gains (losses) on disposal of investments	4,693	43,602	90,296	374,443
Dividend income from affiliates	4,048	4,048	21,141	14,527
Net gains (losses) on trading assets	4,676	(96,022)	(188,041)	(40,427)
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(37,944)	(7,099)	(56,652)	184,549
Impairment of goodwill	-	-	-	(23,987)
Loss on previously held equity interest in CreXus	-	-	-	(18,896)
Other income (loss)	(22,249)	4,212	(16,102)	11,536
Subtotal	(38,523)	(41,701)	(128,873)	536,898
Total other income (loss)	(109,013)	(299,925)	(1,633,945)	1,223,200

General and administrative expenses:
Compensation and management fee	39,028	41,774	116,826	123,981
Other general and administrative expenses	12,289	16,970	34,058	51,806
Total general and administrative expenses	51,317	58,744	150,884	175,787

Income (loss) before income taxes	357,241	193,015	(178,473)	2,707,405

Income taxes	2,385	557	5,534	6,456

Net income (loss)	354,856	192,458	(184,007)	2,700,949

Dividends on preferred stock	17,992	17,992	53,976	53,976

Net income (loss) available (related) to common stockholders	$336,864	$174,466	$(237,983)	$2,646,973

Net income (loss) per share available (related) to common stockholders:
Basic	$0.36	$0.18	$(0.25)	$2.79
Diluted	$0.35	$0.18	$(0.25)	$2.69

Weighted average number of common shares outstanding:
Basic	947,565,432	947,303,205	947,513,514	947,321,691
Diluted	987,315,527	955,690,471	947,513,514	995,319,670

Dividends declared per share of common stock	$0.30	$0.35	$0.90	$1.20

Net income (loss)	$354,856	$192,458	$(184,007)	$2,700,949
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(390,871)	(121,942)	1,872,427	(4,133,589)
Reclassification adjustment for net (gains) losses included in net income (loss)	(4,693)	(43,602)	(91,314)	(374,443)
Other comprehensive income (loss)	(395,564)	(165,544)	1,781,113	(4,508,032)
Comprehensive income (loss)	$(40,708)	$26,914	$1,597,106	$(1,807,083)

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total

BALANCE, December 31, 2012	$177,088	$290,514	$445,457	$9,472	$14,740,774	$3,053,242	$(2,792,103)	$15,924,444
Net income (loss)	-	-	-	-	-	-	2,700,949	2,700,949
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(4,133,589)	-	(4,133,589)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(374,443)	-	(374,443)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204
Stock compensation expense	-	-	-	(3)	1,765	-	-	1,762
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,164	-	-	2,166
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	12,833	-	-	12,833
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	(10,945)	(10,945)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	(17,156)	(17,156)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	(25,875)	(25,875)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	(1,136,626)	(1,136,626)
BALANCE, September 30, 2013	$177,088	$290,514	$445,457	$9,473	$14,759,738	$(1,454,790)	$(1,281,756)	$12,945,724
BALANCE, December 31, 2013	$177,088	$290,514	$445,457	$9,474	$14,765,761	$(2,748,933)	$(534,306)	$12,405,055
Net income (loss)	-	-	-	-	-	-	(184,007)	(184,007)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	1,872,427	-	1,872,427
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(91,314)	-	(91,314)
Stock compensation expense	-	-	-	-	998	-	-	998
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	1,784	-	-	1,786
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	12,765	-	-	12,765
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	(10,944)	(10,944)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	(17,157)	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	(25,875)	(25,875)
Common dividends declared, $0.90 per share	-	-	-	-	-	-	(852,786)	(852,786)
BALANCE, September 30, 2014	$177,088	$290,514	$445,457	$9,476	$14,781,308	$(967,820)	$(1,625,075)	$13,110,948

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(184,007)	$2,700,949
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	466,338	943,094
Amortization of commercial real estate investment premiums and discounts, net	607	326
Amortization of intangibles	445	2,614
Amortization of deferred financing costs	8,023	6,114
Amortization of net origination fees and costs, net	(3,337)	-
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	24,128	11,804
Depreciation expense	1,264	-
Net gain on sale of commercial real estate	(2,748)	-
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(91,314)	(374,443)
Stock compensation expense	998	1,762
Impairment of goodwill	-	23,987
Loss on previously held equity interest in CreXus	-	18,896
Unrealized (gains) losses on interest rate swaps	75,287	(1,441,099)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	56,652	(184,549)
Net (gains) losses on trading assets	188,041	40,427
Proceeds from repurchase agreements of RCap	747,790,774	1,026,645,402
Payments on repurchase agreements of RCap	(742,842,907)	(1,037,381,608)
Proceeds from reverse repurchase agreements	60,698,578	318,678,534
Payments on reverse repurchase agreements	(60,598,578)	(316,898,513)
Proceeds from securities borrowed	23,888,955	208,108,715
Payments on securities borrowed	(21,306,062)	(209,387,727)
Proceeds from securities loaned	41,939,298	372,155,568
Payments on securities loaned	(44,466,959)	(370,664,793)
Proceeds from U.S. Treasury securities	3,159,253	109,762,391
Payments on U.S. Treasury securities	(3,920,425)	(109,750,041)
Net payments on derivatives	(98,704)	(26,020)
Net change in:
Due to / from brokers	8,596	683
Other assets	(2,011)	(11,298)
Accrued interest and dividends receivable	(27,362)	119,211
Receivable for investment advisory income	(1,530)	7,675
Accrued interest payable	34,733	(24,141)
Accounts payable and other liabilities	2,958	23,838
Net cash provided by (used in) operating activities	4,798,984	(6,892,242)

Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(27,898,595)	(31,529,258)
Proceeds from sales of Agency mortgage-backed securities and debentures	15,529,556	42,719,851
Principal payments on Agency mortgage-backed securities	5,945,647	19,550,338
Proceeds from Agency debentures called	-	2,147,205
Payments on purchases of corporate debt	(114,183)	(39,717)
Proceeds from corporate debt called	-	24,252
Principal payments on corporate debt	88,078	3,586
Acquisition of CreXus	-	(724,889)
Origination of commercial real estate investments, net	(206,849)	(563,982)
Proceeds from sales of commercial real estate held for sale	26,019	20,192
Principal payments on commercial real estate investments	237,796	50,424
Purchase of investments in real estate	(36,743)	-
Proceeds from derivatives	-	7,465
Net cash provided by (used in) investing activities	(6,429,274)	31,665,467

Cash flows from financing activities:
Proceeds from repurchase agreements	147,564,412	322,086,276
Principal payments on repurchase agreements	(144,682,558)	(344,924,458)
Proceeds from issuance of securitized debt	260,700	-
Payment of deferred financing cost	(4,288)	-
Proceeds from exercise of stock options	-	2,204
Net proceeds from direct purchases and dividend reinvestments	1,785	2,166
Proceeds from mortgages payable	23,375	-
Principal payments on participation sold	(207)	(132)
Principal payments on mortgages payable	(30)	-
Net payment on share repurchase	-	(141,149)
Dividends paid	(906,714)	(1,291,199)
Net cash provided by (used in) financing activities	2,256,475	(24,266,292)

Net (decrease) increase in cash and cash equivalents	626,185	506,933

Cash and cash equivalents, beginning of period	552,436	615,789

Cash and cash equivalents, end of period	$1,178,621	$1,122,722
	-	-
Supplemental disclosure of cash flow information:
Interest received	$2,454,211	$3,209,456
Dividends received	$21,141	$17,576
Investment advisory income received	$18,955	$63,070
Interest paid (excluding interest paid on interest rate swaps)	$370,784	$517,134
Net interest paid on interest rate swaps	$640,316	$648,638
Taxes paid	$6,925	$6,763

Noncash investing activities:
Receivable for investments sold	$855,161	$934,964
Payable for investments purchased	$2,153,789	$2,546,467
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,781,113	$(4,508,032)

Noncash financing activities:
Dividends declared, not yet paid	$284,278	$331,557
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$12,765	$12,833

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled approximately $1.0 billion and $371.8 million at September 30, 2014 and December 31, 2013, respectively.

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

Corporate Debt – The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of September 30, 2014 and December 31, 2013.

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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities with the intent to net settle (“TBA derivatives”), options on TBA securities (“MBS options”) and U.S. Treasury and Eurodollar futures contracts.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

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

Futures Contracts - Futures contracts are derivatives that track the prices of specific assets. Short sales of futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the quarters and nine months ended September 30, 2014 and 2013.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of September 30, 2014 and December 31, 2013.

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

Intangible assets with an estimated useful life are amortized over their expected useful lives.

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of September 30, 2014 and December 31, 2013.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The Company may be exposed to various levels of credit risk depending on the nature of its investments and the nature of the assets underlying the investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include evaluation of the underlying borrowers’ ability to manage and operate their respective properties.  Management reviews loan-to-value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan-to-value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan.  Management also reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which each subject property is located.

In connection with the quarterly surveillance review process, loans are assigned an internal rating of “Performing”, “Watch List”, “Defaulted-Recovery” or “Impaired”. Loans that are deemed to be Performing meet all present contractual obligations and do not qualify for Watch List designation.  Watch List loans are defined as Performing loans that are significantly lagging expectations and default is considered imminent.  Defaulted–Recovery loans are currently in default; however full recovery of contractual principal and interest is expected. Impaired loans may or may not be in default, impairment is anticipated, and a loan loss provision has been recognized to reflect expected losses.

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

A Summary of Recent Accounting Pronouncements Follows:

Presentation

Presentation of Financial Statements – Going Concern (Subtopic 205-40)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-04) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.  If conditions or events indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the financial statements are issued, the update requires additional disclosures.  The update is effective for periods beginning after December 15, 2016 with early adoption permitted. ASU 2014-15 is not expected to have an impact on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

Broad Transactions

Consolidation (ASC 810)

In August 2014, the FASB issued ASU No. 2014-13, Consolidation (Topic 810) Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  ASU 2014-13 provides a practical expedient to measure the fair value of the financial assets and financial liabilities of a consolidated collateralized financing entity, which the reporting entity has elected to or is required to measure on a fair value basis.  When a reporting entity elects the measurement alternative provided in this update, both the financial assets and the financial liabilities are measured based upon the more observable fair value.  The update is effective for periods beginning after December 15, 2015 with early adoption permitted.  ASU 2014-13 is not expected to have an impact on the consolidated financial statements as the Company has not elected to nor is it required to measure the financial assets and financial liabilities of its consolidated collateralized financing entities at fair value.

Transfers and Servicing (ASC 860)

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.  This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.  The ASU requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  The ASU defines a repurchase-to-maturity transaction as a repo that (1) settles at the maturity of the transferred financial asset and (2) does not require the transferor to reacquire the transferred financial asset.   In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.  The ASU also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.  The guidance in this update will be effective for the Company beginning January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented for interim periods beginning after March 15, 2015. As of September 30, 2014, the Company does not have any repurchase-to-maturity transactions or any linked repurchase financing transactions, therefore, the Company expects that this standard will impact disclosures only and will not have a significant impact on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

4.         AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of September 30, 2014 and December 31, 2013, which were carried at their fair value:

September 30, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$27,571,992	$49,170,673	$101,600	$76,844,265
Unamortized premium	1,933,435	3,556,906	21,388	5,511,729
Unamortized discount	(11,358)	(10,869)	(369)	(22,596)
Amortized cost	29,494,069	52,716,710	122,619	82,333,398
Gross unrealized gains	213,771	504,236	8,001	726,008
Gross unrealized losses	(676,308)	(917,139)	(3,572)	(1,597,019)
Estimated fair value	$29,031,532	$52,303,807	$127,048	$81,462,387

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$79,564,428	$2,768,970	$82,333,398
Gross unrealized gains	592,974	133,034	726,008
Gross unrealized losses	(1,582,120)	(14,899)	(1,597,019)
Estimated fair value	$78,575,282	$2,887,105	$81,462,387

December 31, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)
Principal outstanding	$24,458,925	$43,564,657	$120,739	$68,144,321
Unamortized premium	1,627,966	2,970,813	27,085	4,625,864
Unamortized discount	(9,533)	(11,568)	(383)	(21,484)
Amortized cost	26,077,358	46,523,902	147,441	72,748,701
Gross unrealized gains	227,423	456,057	9,845	693,325
Gross unrealized losses	(1,267,106)	(1,781,683)	(4,288)	(3,053,077)
Estimated fair value	$25,037,675	$45,198,276	$152,998	$70,388,949

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$68,784,424	$3,964,277	$72,748,701
Gross unrealized gains	538,556	154,769	693,325
Gross unrealized losses	(3,040,153)	(12,924)	(3,053,077)
Estimated fair value	$66,282,827	$4,106,122	$70,388,949

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Agency mortgage-backed securities as of September 30, 2014 and December 31, 2013, according to their estimated weighted average life classifications:

	September 30, 2014		December 31, 2013
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost

Less than one year	$52,872	$52,323	$65,584	$64,561
Greater than one year through five years	13,835,710	13,529,952	50,046,013	51,710,059
Greater than five years through ten years	66,997,257	68,148,447	14,915,716	15,292,973
Greater than ten years	576,548	602,676	5,361,636	5,681,108
Total	$81,462,387	$82,333,398	$70,388,949	$72,748,701

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The weighted average lives of the Agency mortgage-backed securities at September 30, 2014 and December 31, 2013 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	$10,279,297	$(55,136)	202	$47,677,197	$(2,569,474)	583
12 Months or More	39,326,443	(1,541,883)	363	6,102,283	(483,603)	55
Total	$49,605,740	$(1,597,019)	565	$53,779,480	$(3,053,077)	638

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

During the quarter and nine months ended September 30, 2014, the Company disposed of $4.1 billion and $13.3 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $5.5 million and $176.5 million, respectively.  During the quarter and nine months ended September 30, 2013, the Company disposed of $12.8 billion and $42.6 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $43.6 million and $374.4 million, respectively.  Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of September 30, 2014 and December 31, 2013 had net unrealized gains of $21.5 million and $78.1 million and an amortized cost of $1.2 billion and $1.0 billion, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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
$982,788

The Company recorded $71.4 million of goodwill during the second quarter of 2013 associated with the acquisition of CreXus in the Consolidated Statements of Financial Condition.  The Company recognized additional goodwill of $0.4 million during the second half of 2013. In management’s opinion, the goodwill represents the synergies that resulted from integrating CreXus’ commercial real estate platform into the Company, which the Company believes is complementary to its existing business and return profile.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

6.         COMMERCIAL REAL ESTATE INVESTMENTS

At September 30, 2014 and December 31, 2013, commercial real estate investments were composed of the following:

CRE Debt and Preferred Equity Investments

	September 30, 2014			December 31, 2013
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$372,210	$371,285	23.9%	$669,512	$667,299	42.2%
Senior securitized mortgages(3)	399,541	398,409	25.6%	-	-	0.0%
Subordinate notes	-	-	0.0%	41,059	41,408	2.6%
Mezzanine loans	537,578	537,654	34.5%	626,883	628,102	39.5%
Preferred equity	249,769	247,610	16.0%	249,769	247,160	15.7%
Total	$1,559,098	$1,554,958	100.0%	$1,587,223	$1,583,969	100.0%

(1)	Carrying value includes unamortized origination fees of $4.4 million and $5.4 million as of September 30, 2014 and December 31, 2013, respectively.
(2)	Based on outstanding principal.
(3)	Assets of consolidated VIE.

	September 30, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	114,946	-	-	94,748	-	209,694
Principal payments	(12,685)	-	(41,059)	(184,052)	-	(237,796)
Sales (principal)		-	-	-	-	-
Amortization & accretion of (premium) discounts	(102)	-	(349)	(1,031)	82	(1,400)
Net (increase) decrease in origination fees	(2,267)	(116)	-	(463)	-	(2,846)
Amortization of net origination fees	2,072	547	-	350	368	3,337
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$371,285	$398,409	$-	$537,654	$247,610	$1,554,958

(1)	Assets of consolidated VIE.

	December 31, 2013
	Senior Mortgages	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$429,229	$41,571	$568,759	$187,623	$1,227,182
Originations & advances (principal)	240,150	-	136,040	60,000	436,190
Principal payments	(388)	(90)	(64,035)	-	(64,513)
Sales (principal)	(13,750)	-	-	-	(13,750)
Amortization & accretion of (premium) discounts	(37)	(73)	(192)	31	(271)
Net (increase) decrease in origination fees	(1,106)	-	14	(601)	(1,693)
Amortization of net origination fees	701	-	16	107	824
Transfers	12,500	-	(12,500)	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value	$667,299	$41,408	$628,102	$247,160	$1,583,969

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

	September 30, 2014
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List	Defaulted-Recovery		Workout
	(dollars in thousands)
Senior mortgages	$372,210	23.9%	$359,237	$-	$12,973	(2)	$-
Senior securitized mortgages(1)	399,541	25.6%	399,541	-	-		-
Subordinate notes	-	0.0%	-	-	-		-
Mezzanine loans	537,578	34.5%	522,095	-	15,483		-
Preferred equity	249,769	16.0%	249,769	-	-		-
	$1,559,098	100.0%	$1,530,642	$-	$28,456		$-

(1)	Assets of consolidated VIE.
(2)	Relates to one loan on nonaccrual status.

	December 31, 2013
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List	Defaulted-Recovery		Workout
	(dollars in thousands)
Senior mortgages	$669,512	42.2%	$644,039	$-	$25,473	(1)	$-
Subordinate notes	41,059	2.6%	41,059	-	-		-
Mezzanine loans	626,883	39.5%	620,883	-	6,000		-
Preferred equity	249,769	15.7%	249,769	-	-		-
	$1,587,223	100.0%	$1,555,750	$-	$31,473		$-

(1)	Relates to one loan on nonaccrual status.

Real Estate Acquisitions

The following table summarizes acquisitions of real estate held for investment during the nine months ended September 30, 2014:

Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (1)
(dollars in thousands)
April 2014	Single-tenant retail	Tennessee	$19,000	2022
June 2014	Multi-tenant retail	Virginia	$17,743	2021

(1)	Does not include extension options.

The aforementioned acquisitions were accounted for using the acquisition method of accounting. The Company incurred approximately $1.0 million of transaction costs in connection with the acquisitions, which were expensed during the period ended September 30, 2014 and are reflected in other general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).
The following table presents the aggregate allocation of the purchase price:

September 30, 2014
(dollars in thousands)
Purchase Price Allocation:
Land	$9,711
Buildings	25,972
Site improvements	2,548
Real estate held for investment	38,231
Intangible assets (liabilities):
Leasehold intangible assets	7,698
Below market lease value	(9,186)
Total purchase price	$36,743

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Total Commercial Real Estate Investment

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$16,350	$6,639
Buildings and improvements	59,619	31,100
Subtotal	75,969	37,739
Less: accumulated depreciation	(2,142)	(877)
Total real estate held for investment at amortized cost, net	73,827	36,862
Real estate held for sale at fair value	-	23,270
Total investment in commercial real estate, net	73,827	60,132
Net carrying value of CRE Debt and Preferred Equity Investments	1,554,958	1,583,969
Total commercial real estate investments	$1,628,785	$1,644,101

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

The Trust is structured as a pass-through entity that receives principal and interest on the underlying collateral and distributes those payments to the certificate holders. The Trust is a VIE and the Company is the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership interest in the subordinate bonds. The Company’s exposure to the obligations of the VIE is generally limited to the Company’s investment in the Trust. Assets of the Trust may only be used to settle obligations of the Trust. Creditors of the Trust have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the Trust. No gain or loss was recognized upon initial consolidation of the Trust.

As of September 30, 2014 the carrying value of the Trust’s assets was $398.4 million, net of $1.1 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2014, the carrying value of the Trust’s liabilities was $260.7 million, classified as Securitized debt in the accompanying Consolidated Statements of Financial Condition.

7.         FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

GAAP requires classification of financial  instruments into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
September 30, 2014	(dollars in thousands)
Assets:
U.S. Treasury securities	$-	$-	$-	$-
Agency mortgage-backed securities	-	81,462,387	-	81,462,387
Agency debentures	-	1,334,181	-	1,334,181
Investment in affiliates	136,748	-	-	136,748
Interest rate swaps	-	198,066	-	198,066
Other derivatives	6,680	12,727	-	19,407
Total Assets	$143,428	$83,007,361	$-	$83,150,789
Liabilities:
U.S. Treasury securities sold, not yet purchased	$-	$-	$-	$-
Interest rate swaps	-	857,658	-	857,658
Other derivatives	-	-	-	-
Total Liabilities	$-	$857,658	$-	$857,658

	Level 1	Level 2	Level 3	Total
At December 31, 2013	(dollars in thousands)
Assets:
U.S. Treasury securities	$1,117,915	$-	$-	$1,117,915
Agency mortgage-backed securities	-	70,388,949	-	70,388,949
Agency debentures	-	2,969,885	-	2,969,885
Investment in affiliates	139,447	-	-	139,447
Interest rate swaps	-	559,044	-	559,044
Other derivatives	3,487	143,238	-	146,725
Total Assets	$1,260,849	$74,061,116	$-	$75,321,965
Liabilities:
U.S. Treasury securities sold, not yet purchased	$1,918,394	-	-	$1,918,394
Interest rate swaps	-	1,141,828	-	1,141,828
Other derivatives	439	55,079	-	55,518
Total Liabilities	$1,918,833	$1,196,907	$-	$3,115,740

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

The carrying value of participation sold is based on the loan’s amortized cost. The fair value of participation sold is based on the fair value of the underlying related commercial loan.

The fair value of convertible senior notes is determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIE is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of September 30, 2014 and December 31, 2013.

		September 30, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,178,621	$1,178,621	$552,436	$552,436
Reverse repurchase agreements	1	-	-	100,000	100,000
Securities borrowed	1	-	-	2,582,893	2,582,893
U.S. Treasury securities	1	-	-	1,117,915	1,117,915
Agency mortgage-backed securities	2	81,462,387	81,462,387	70,388,949	70,388,949
Agency debentures	2	1,334,181	1,334,181	2,969,885	2,969,885
Investment in affiliates	1	136,748	136,748	139,447	139,447
Commercial real estate debt and preferred equity	3	1,554,958	1,566,232	1,583,969	1,581,836
Corporate debt	2	144,451	145,008	117,687	118,362
Interest rate swaps	2	198,066	198,066	559,044	559,044
Other derivatives	1,2	19,407	19,407	146,725	146,725

Financial liabilities:
U.S. Treasury securities sold, not yet purchased	1	$-	$-	$1,918,394	$1,918,394
Repurchase agreements	1,2	69,610,722	69,847,704	61,781,001	62,134,133
Securities loaned	1	7	7	2,527,668	2,527,668
Convertible Senior Notes	1	836,625	873,937	825,262	870,199
Securitized debt of consolidated VIE	2	260,700	262,421	-	-
Mortgages payable	2	42,635	42,595	19,332	19,240
Participation sold	3	13,768	13,756	14,065	14,050
Interest rate swaps	2	857,658	857,658	1,141,828	1,141,828
Other derivatives	1,2	-	-	55,518	55,518

8.         SECURED FINANCING

The Company had outstanding $69.6 billion and $61.8 billion of repurchase agreements with weighted average borrowing rates of 1.61% and 2.33%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 159 days and 204 days as of September 30, 2014 and December 31, 2013, respectively.
At September 30, 2014 and December 31, 2013, the repurchase agreements had the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	September 30, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$2,609,132	0.15%	$-	0.00%
2 to 29 days	18,032,715	0.30%	21,171,574	0.36%
30 to 59 days	14,241,967	0.37%	13,373,921	0.43%
60 to 89 days	2,871,206	0.38%	3,592,266	0.44%
90 to 119 days	10,548,578	0.37%	4,010,334	0.52%
Over 120 days(1)	21,307,124	1.14%	19,632,906	1.29%
Total	$69,610,722	0.58%	$61,781,001	0.68%

(1)	Approximately 12% and 16% of the total repurchase agreements had a remaining maturity over 1 year as of September 30, 2014 and December 31, 2013, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$250,000	$69,860,722	$2,524,980	$64,205,981
Amounts Offset	(250,000)	(250,000)	(2,424,980)	(2,424,980)
Netted Amounts	$-	$69,610,722	$100,000	$61,781,001

Investment Securities pledged as collateral under these secured financings and interest rate swaps had an estimated fair value and accrued interest of $73.3 billion and $230.1 million, respectively, at September 30, 2014 and $67.9 billion and $222.1 million, respectively, at December 31, 2013.

9.         DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and U.S. Treasury futures contracts. The Company also enters into TBA derivatives and MBS options to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2014 and December 31, 2013:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Derivatives Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$198,066	$559,044
Interest rate swaptions	Other derivative contracts, at fair value	12,268	110,361
TBA derivatives	Other derivative contracts, at fair value	459	20,693
MBS options	Other derivative contracts, at fair value	-	12,184
Futures contracts	Other derivative contracts, at fair value	6,680	3,487
		$217,473	$705,769

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	857,658	1,141,828
Interest rate swaptions	Other derivative contracts, at fair value	-	24,662
TBA derivatives	Other derivative contracts, at fair value	-	13,779
MBS options	Other derivative contracts, at fair value	-	16,638
Futures contracts	Other derivative contracts, at fair value	-	439
		$857,658	$1,197,346

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2014 and December 31, 2013:

September 30, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,202,522	1.47%	0.16%	2.84
3 - 6 years	11,013,000	2.06%	0.22%	5.34
6 - 10 years	13,204,000	2.65%	0.22%	8.71
Greater than 10 years	5,051,800	3.58%	0.19%	19.78
Total / Weighted Average	$31,471,322	2.48%	0.21%	8.61

(1)	Notional amount includes $800.0 million in forward starting pay fixed swaps.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 3.24%.

December 31, 2013
Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$24,286,000	1.83%	0.18%	1.98
3 - 6 years	8,865,410	2.02%	0.19%	4.19
6 - 10 years	15,785,500	2.37%	0.23%	7.66
Greater than 10 years	3,490,000	3.62%	0.20%	19.93
Total / Weighted Average	$52,426,910	2.14%	0.20%	5.26

The following table summarizes certain characteristics of the Company’s interest rate swaptions at September 30, 2014 and December 31, 2013:

September 30, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$1,900,000	3.13%	3M LIBOR	10.02	4.82
Short	$-	-	-	-	-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

December 31, 2013	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$5,150,000	3.07%	3M LIBOR	10.10	4.26
Short	$1,000,000	3M LIBOR	2.83%	5.96	23.71

The following table summarizes certain characteristics of the Company’s TBA derivatives as of September 30, 2014 and December 31, 2013:

September 30, 2014
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(500,000)	(493,193)	(492,734)	459
Net TBA derivatives	$(500,000)	$(493,193)	$(492,734)	$459

December 31, 2013
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,625,000	$2,733,682	$2,722,324	$(11,358)
Sale contracts	(3,875,000)	(3,923,213)	(3,904,941)	18,272
Net TBA derivatives	$(1,250,000)	$(1,189,531)	$(1,182,617)	$6,914

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. The following tables present information about  derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of September 30, 2014 and December 31, 2013, respectively.

		Amounts Eligible for Offset
September 30, 2014	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$198,066	$(138,466)	$(6,600)	$53,000
Interest rate swaptions, at fair value	12,268	-	-	12,268
TBA derivatives, at fair value	459	-	-	459
MBS options, at fair value	-	-	-	-
Futures contracts, at fair value	6,680	-	-	6,680

Liabilities:
Interest rate swaps, at fair value	$857,658	$(138,466)	$(343,206)	$375,986
Interest rate swaptions, at fair value	-	-	-	-
TBA derivatives, at fair value	-	-	-	-
MBS options, at fair value	-	-	-	-
Futures contracts, at fair value	-	-	-	-

		Amounts Eligible for Offset
December 31, 2013	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$559,044	$(408,553)	$-	$150,491
Interest rate swaptions, at fair value	110,361	(24,662)	-	85,699
TBA derivatives, at fair value	20,693	(9,775)	-	10,918
MBS options, at fair value	12,184	(3,292)	-	8,892
Futures contracts, at fair value	3,487	(439)	-	3,048

Liabilities:
Interest rate swaps, at fair value	$1,141,828	$(408,553)	$-	$733,275
Interest rate swaptions, at fair value	24,662	(24,662)	-	-
TBA derivatives, at fair value	13,779	(9,775)	-	4,004
MBS options, at fair value	16,638	(3,292)	-	13,346
Futures contracts, at fair value	439	(439)	-	-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarter Ended:
September 30, 2014	$(169,083)	$-	$98,593
September 30, 2013	$(227,909)	$(36,658)	$6,343
Nine Months Ended:
September 30, 2014	$(650,452)	$(779,333)	$(75,287)
September 30, 2013	$(666,112)	$(88,685)	$1,441,099

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

As of September 30, 2014, the swap portfolio, excluding forward starting swaps, had a weighted average pay rate of 2.48% and a weighted average receive rate of 0.21%. The weighted average pay rate at December 31, 2013 was 2.14% and the weighted average receive rate was 0.20%.
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Quarter Ended September 30, 2014
Net TBA derivatives (1)	$(1,864)	$6,992	$5,128
Net interest rate swaptions	(30,432)	26,518	(3,914)
Futures contracts	(2,991)	6,455	3,464
			$4,678

Quarter Ended September 30, 2013
Net TBA derivatives (1)	$42,506	$(58,403)	$(15,897)
Net interest rate swaptions	59,941	(119,046)	(59,105)
Futures contracts	(5,239)	(25,628)	(30,867)
			$(105,869)

Nine Months Ended September 30, 2014
Net TBA derivatives (1)	$(46,747)	$(8,046)	$(54,793)
Net interest rate swaptions	(102,413)	(24,613)	(127,026)
Futures contracts	(15,466)	3,631	(11,835)
			$(193,654)

Nine Months Ended September 30, 2013
Net TBA derivatives (1)	$51,846	$(60,278)	$(8,432)
Net interest rate swaptions	60,506	(74,547)	(14,041)
Futures contracts	(8,298)	(30,642)	(38,940)
			$(61,413)

(1)	Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the
Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at September 30, 2014 was approximately $660 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

10.       CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. The Company has repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes as of September 30, 2014. Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier. The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at September 30, 2014 was 86.3764, which is equivalent to a conversion price of approximately $11.5772 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $106.0 million and $93.2 million at September 30, 2014 and December 31, 2013, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at September 30, 2014 and December 31, 2013 of $18.5 million and $26.9 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes. The initial conversion rate and conversion rate at September 30, 2014 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At September 30, 2014 and December 31, 2013, $2.4 million and $5.4 million, respectively, of the unamortized discount had not been reflected in interest expense.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

(A) Common Stock

At September 30, 2014 and December 31, 2013, the Company had issued and outstanding 947,591,766 and 947,432,862  shares of common stock, with a par value of $0.01 per share.

No options were exercised during the nine months ended September 30, 2014.  During the nine months ended September 30, 2013, 166,000 options were exercised for an aggregate exercise price of $2.2 million.

During the nine months ended September 30, 2014 and 2013, the Company raised $1.8 million and $2.2 million, by issuing 159,000 shares and 157,000 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

In October 2012, the Company announced that its board of directors (“Board of Directors”) had authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. There were no purchases made by the Company under this repurchase plan during the nine months ended September 30, 2013.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2014 and 2013.

(B) Preferred Stock

At September 30, 2014 and December 31, 2013, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through September 30, 2014, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2014 and December 31, 2013, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2014, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At September 30, 2014 and December 31, 2013, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2014, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

(C) Distributions to Stockholders

During the nine months ended September 30, 2014, the Company declared dividends to common stockholders totaling $852.8 million, or $0.90 per common share, of which $284.3, or $0.30 per common share, was paid to common stockholders on October 31, 2014. During the nine months ended September 30, 2014, the Company declared dividends to Series A Preferred Stock stockholders totaling approximately $10.9 million, or $1.477 per preferred share. During the nine months ended  September 30, 2014, the Company declared dividends to Series C Preferred Stock stockholders totaling approximately $17.2 million, or $1.430 per preferred share.  During the nine months ended September 30, 2014, the Company declared dividends to Series D Preferred Stock stockholders totaling approximately $25.9 million, or $1.406 per preferred share.

During the nine months ended September 30, 2013, the Company declared dividends to common stockholders totaling $1.1 billion or $1.20 per common share, of which $331.6 million, or $0.35 per common share, was paid on October 31, 2013.  During the nine months ended September 30, 2013, the Company declared dividends to Series A Preferred Stock stockholders totaling approximately $10.9 million, or $1.477 per preferred share. During the nine months ended September 30, 2013, the Company declared dividends to Series C Preferred Stock stockholders totaling approximately $17.2 million, or $1.430 per preferred share. During the nine months ended September 30, 2013, the Company declared dividends to Series D Preferred Stock stockholders totaling approximately $25.9 million, or $1.406 per preferred share

12.       GOODWILL

At September 30, 2014 and December 31, 2013, goodwill totaled $94.8 million.

13.       INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Interest income:
Investment Securities	$606,331	$657,786	$1,861,037	$2,066,684
Commercial investment portfolio(1)	38,113	27,338	120,924	43,743
U.S. Treasury securities	-	7,718	1,329	20,956
Securities loaned	-	1,787	114	6,701
Reverse repurchase agreements	135	2,461	906	8,872
Other	61	70	193	357
Total interest income	644,640	697,160	1,984,503	2,147,313
Interest expense:
Repurchase agreements	102,750	120,123	309,654	419,132
Convertible Senior Notes	22,376	17,092	61,592	49,269
U.S. Treasury securities sold, not yet purchased	-	6,688	1,076	13,551
Securities borrowed	-	1,405	95	5,067
Securitized debt of consolidated VIE	1,780	-	5,244	-
Participation sold	163	168	486	302
Total interest expense	127,069	145,476	378,147	487,321
Net interest income	$517,571	$551,684	$1,606,356	$1,659,992

(1)	Includes commercial real estate debt, preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

14. NET INCOME (LOSS) PER COMMON SHARE	The following table presents a reconciliation of net income and shares used in calculating basic and diluted earnings per share for the quarters and nine months ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income (loss)	$354,856	$192,458	$(184,007)	$2,700,949
Less: Preferred stock dividends	17,992	17,992	53,976	53,976
Net income (loss) available to common shareholders, prior to adjustment for dilutive potential common shares, if necessary	336,864	174,466	(237,983)	2,646,973
Add: Interest on Convertible Senior Notes, if dilutive	12,226	1,075	-	31,351
Net income (loss) available to common shareholders, as adjusted	349,090	175,541	(237,983)	2,678,324
Weighted average shares of common stock outstanding-basic	947,565,432	947,303,205	947,513,514	947,321,691
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	39,750,095	8,387,266	-	47,997,979
Weighted average shares of common stock outstanding-diluted	987,315,527	955,690,471	947,513,514	995,319,670
Net income (loss) per share available (related) to common share:
Basic	$0.36	$0.18	$(0.25)	$2.79
Diluted	$0.35	$0.18	$(0.25)	$2.69

Options to purchase 2.3 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter and nine months ended September 30, 2014.

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	Nine Months Ended September 30,
	2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	3,581,752	$15.44	5,618,686	$15.74
Granted	-	-	-	-
Exercised	-	-	(166,375)	13.25
Forfeited	(1,016,667)	15.07	(1,226,803)	16.26
Expired	(305,750)	17.34	(356,625)	17.91
Options outstanding at the end of period	2,259,335	$15.35	3,868,883	$15.48
Options exercisable at the end of period	2,259,335	$15.35	3,868,883	$15.48

The weighted average remaining contractual term was approximately 3.4 years and 4.0 years for stock options outstanding and exercisable as of September 30, 2014 and 2013, respectively.

As of September 30, 2014 and 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.
16. INCOME TAXES For the quarter and nine months ended September 30, 2014 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company does not expect to be subject to the Section 162(m) disallowance.

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

During the quarter and nine months ended September 30, 2014, the Company recorded $0.7 million and $6.1 million, respectively, of income tax expense for income attributable to its TRSs.  During the quarter and nine months ended September 30, 2013, the Company’s TRSs recorded $0.6 million and $6.4 million, respectively, of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.

The Company’s 2013, 2012 and 2011 federal, state and local tax returns remain open for examination.

17.    LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company has a non-cancelable lease for office space which commenced in May 2002 and expires in December 2014. In June 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the quarter ended September 30, 2014 and 2013 was $0.9 million and $0.5 million, respectively. The Company’s aggregate future minimum lease payments total $38.1 million.  The following table details the lease payments.

Year Ending December 31,	Lease Commitments
(dollars in thousands)
2014 (remaining)	$574
2015	1,199
2016	3,591
2017	3,565
2018	3,565
Later years	25,557
$38,051

The Company had no material unfunded loan commitments as of September 30, 2014 and December 31, 2013.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. No accrual for contingencies was recognized as of September 30, 2014 and December 31, 2013.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of September 30, 2014 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of September 30, 2014 was $400.2 million with excess net capital of $399.9 million.

20.    RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At September 30, 2014, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $136.7 million at September 30, 2014 and approximately 45.0 million shares of Chimera at a fair value of approximately $139.4 million at December 31, 2013. At September 30, 2014 and December 31, 2013, the investment in Chimera had an unrealized loss of $2.1 million and an unrealized gain of $0.6 million, respectively.

The Company evaluates the near-term prospects of its current investment in Chimera in relation to the severity and length of time of impairment, if any. Based on this evaluation, management has determined that its investment in Chimera was not considered to be other-than-temporarily impaired as of September 30, 2014 as the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2013, the Company’s investment in Chimera was in an unrealized gain position.

Advisory fees

For the quarter and nine months ended September 30, 2014, the Company recorded advisory fees from

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Chimera totaling $8.3 million and $20.5 million, respectively.  For the quarter ended September 30, 2013, the Company received advisory fees from Chimera totaling $5.9 million.  For the nine months ended September 30, 2013, the Company recorded advisory fees from Chimera and CreXus, prior to its acquisition, totaling $23.3 million.  At September 30, 2014 and December 31, 2013, the Company had amounts receivable from Chimera of $8.4 million and $6.8 million, respectively.

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

Other

During the quarter ended September 30, 2014, the Company made a one-time payment totaling $23.8 million to Chimera to resolve issues raised in derivative demand letters sent to Chimera’s board of directors. This amount is a component of Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).

21.    SUBSEQUENT EVENTS

On November 5, 2014, the Company amended the Management Agreement with the Manager.

The Management Agreement provided for an initial term through December 31, 2014 with automatic one-year renewals unless at least two-thirds of the Company’s independent directors or the holders of a majority of the Company’s outstanding shares of common stock elected to terminate the agreement in their sole discretion and for any or no reason. If the election was made to terminate the Management Agreement, the Company was required to deliver to the Manager prior written notice of the Company’s intention to terminate the Management Agreement no less than 180 days prior to the date designated by the Company on which the Manager would cease to provide services. The Management Agreement also provided that the Manager could terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than 180 days prior to the date designated by the Manager on which the Manager would cease to provide services.

The amendment to the Management Agreement provides for a two year term ending December 31, 2016 with automatic two-year renewals unless at least two-thirds of the Company’s independent directors or the holders of a majority of the Company’s outstanding shares of common stock elect to terminate the agreement in their sole discretion and for any or no reason. At any time during the term or any renewal term the Company may deliver to the Manager written notice of the Company’s intention to terminate the Management Agreement. The Company must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The amendment to the Management Agreement also provides that the Manager may terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by the Company in its sole discretion.

All of the other terms of the Management Agreement remain unchanged.

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

Our asset portfolio totaled $84.6 billion as of September 30, 2014, which includes $398.4 million of commercial real estate securitized loans held in a consolidated trust, compared to $75.1 billion as of December 31, 2013, reflecting an increase in Investment Securities in the first nine months of 2014.  ACREG represented approximately 1.9% of our asset portfolio as of September 30, 2014.

We recorded net income of $354.9 million, or $0.36 per average basic common share, for the quarter ended September 30, 2014 compared to net income of $192.5 million, or $0.18 per average basic common share, for the same period in 2013. We recorded a net loss of $184.0 million, or $0.25 per average basic common share, for the nine months ended September 30, 2014 compared to net income of $2.7 billion, or $2.79 per average basic common share, for the same period in 2013. Leverage at September 30, 2014 and December 31, 2013 was 5.4:1 and 5.0:1, respectively. At September 30, 2014 and December 31, 2013 the

Company’s capital ratio was 15.0% and 15.1%, respectively. At September 30, 2014 and December 31, 2013, the Company had a common stock book value per share of $12.87 and $12.13, respectively.

Business Environment

We maintained the size of our Agency mortgage-backed securities portfolio in the third quarter of 2014.  We remain cautious as the Federal Reserve (or Fed) has indicated that it will cease adding to their Agency mortgage-backed securities portfolio in October of this year and conclude their asset purchasing program known as QE3, with increases in the federal funds rate target expected to commence in the middle of 2015.  Additionally, further financial and housing regulatory reform is possible, and its effect on our business is unclear.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), increased by 3.5 percent on a seasonally-adjusted annualized rate in the third quarter of 2014.   While this headline growth rate beat expectations, consumer spending and investment growth dropped slightly after their rebound in the second quarter of 2014. Rather, much of the strength was due to public defense spending and an improvement in net exports. Employment growth remained strong in the third quarter of 2014, averaging 224,000 jobs added per month, and the unemployment rate dropped to 5.9 percent. Annual growth in the personal consumption expenditure price index, the Fed’s preferred price measure, fell slightly to 1.43 percent in September 2014 from 1.61 percent at the end of the second quarter of 2014.

Noting the cumulative progress toward maximum employment and an improving labor market outlook, on July 30, 2014, the Fed announced that beginning in August 2014, it will add to its holdings of longer-term U.S. Treasury securities at a pace of $15 billion per month rather than the previous $20 billion per month, and will add to its holdings of Agency mortgage-backed securities at a pace of $10 billion per month rather than the previous $15 billion per month. The Federal Open Market Committee (FOMC or the Committee) continued slowing the pace of asset purchases at the September 16-17, 2014, meeting, reducing monthly purchases of each of U.S. Treasuries and Agency mortgage-backed securities by a further $5 billion, as expected. The September 17, 2014 meeting included a release of “Policy Normalization and Plans”, wherein the FOMC agreed on the key elements of the approach they intend to implement when it becomes appropriate to begin normalizing the stance of monetary policy. On October 29, 2014, the Fed ended their asset purchase program, though continuing reinvestments of mortgage-backed security paydowns. They upgraded their assessment of the economy, noting “solid job gains,” “gradually diminishing” underutilization of labor resources, and that “the likelihood of inflation running persistently below two percent has diminished somewhat since early this year.” Through the October 29, 2014 meeting, the FOMC statement continued to express that “it likely will be appropriate to maintain the current target range for the federal funds rate for a considerable time following the end of its asset purchase program this month,” assuming inflation remains stable. However, in this meeting they included the following caveats: “…if incoming information indicates faster progress toward the Committee’s employment and inflation objectives than the Committee now expects, then increases in the target range for the federal funds rate are likely to occur sooner than currently anticipated.

Conversely, if progress proves slower than expected, then increases in the target range are likely to occur later than currently anticipated.”

Long-term rates, benchmarked by the 10-year U.S. Treasury, declined slightly in the third quarter of 2014. In contrast, the mortgage basis, or spread between the 30-year Agency mortgage-backed securities current coupon and the 10-year U.S. Treasury, widened slightly during the third quarter of 2014.

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

Net Income (Loss) Summary

For the quarter ended September 30, 2014, we recorded  net income of $354.9 million, or $0.36 per average basic common share, compared to $192.5 million, or $0.18 per average basic common share, for the same period in 2013. We attribute the majority of the change in net income for the quarter ended September 30, 2014 from the same period in 2013 to a $92.3 million increase in unrealized gains on interest rate swaps and a $58.8 million decrease in realized losses on interest rate swaps. In addition, net gains (losses) on trading assets resulted in a net gain of $4.7 million for the quarter ended September 30, 2014 compared to a net loss of $96.0 million for the same period in 2013.

For the nine months ended September 30, 2014, we recorded a net loss of $184.0 million, or $0.25 per

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

average basic common share, compared to net income of $2.7 billion, or $2.79 per average basic common share, for the same period in 2013. We attribute the majority of the change in net income (loss) for the nine months ended September 30, 2014 from the same period in 2013 to the change in unrealized gains (losses) on swaps, which resulted in a net loss of $75.3 million for the nine months ended September 30, 2014 compared to a net gain of $1.4 billion for the same period in 2013 and an increase in realized losses resulting from the termination of interest rate swaps, predominantly in the second quarter of 2014, of $690.6 million over the same comparative period. The change in unrealized gains (losses) was partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated. The change in the fair value of interest rate swaps was primarily attributable to the downward trend in forward interest rates during the nine months ended September 30, 2014 compared to rising forward interest rates for the same period in 2013. In addition, net gains on disposal of investments decreased $284.1 million for the nine months ended September 30, 2014 compared to the same period in 2013, the change in net unrealized gains (losses) on interest-only Agency mortgage-backed securities resulted in a loss of $56.7 million for the nine months ended September 30, 2014 compared to a gain of $184.5 million for the same period in 2013 and net losses on trading assets increased $147.6 million for the same comparative period.

The following table presents our net income (loss) summary for the quarters and nine months ended September 30, 2014 and 2013.

Net Income Summary

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
Interest income	$644,640	$697,160	$1,984,503	$2,147,313
Interest expense	127,069	145,476	378,147	487,321
Net interest income	517,571	551,684	1,606,356	1,659,992
Other income (loss)	(109,013)	(299,925)	(1,633,945)	1,223,200
General and administrative expenses	51,317	58,744	150,884	175,787
Income (loss) before income taxes	357,241	193,015	(178,473)	2,707,405
Income taxes	2,385	557	5,534	6,456
Net income (loss)	354,856	192,458	(184,007)	2,700,949
Dividends on preferred stock	17,992	17,992	53,976	53,976
Net income (loss) available (related) to common stockholders	$336,864	$174,466	$(237,983)	$2,646,973
Net income (loss) per share available (related) to common stockholders:
Basic	$0.36	$0.18	$(0.25)	$2.79
Diluted	$0.35	$0.18	$(0.25)	$2.69
Weighted average number of common shares outstanding:
Basic	947,565,432	947,303,205	947,513,514	947,321,691
Diluted	987,315,527	955,690,471	947,513,514	995,319,670

Other information:
Average total assets	$87,269,466	$97,950,871	$84,719,042	$113,713,973
Average equity	$13,279,934	$13,104,514	$12,882,409	$14,359,960
Return on average total assets	1.63%	0.79%	(0.29%)	3.17%
Return on average equity	10.69%	5.87%	(1.90%)	25.08%

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
● economic interest expense; and
● economic net interest income.

Core earnings represents a non-GAAP measure and is defined as net income (loss) excluding gains or losses

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment losses, and certain other non-recurring gains or losses.

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

Core Earnings Summary

Our core earnings increased to $308.6 million, or $0.31 per average basic common share, for the quarter ended September 30, 2014 compared to $282.3 million, or $0.28 per average basic common share, for the same period in 2013. The change reflects a $24.7 million increase in economic net interest income for the quarter ended September 30, 2014 compared to the same period in 2013, primarily attributable to a 27 basis point increase in our net interest margin.

Our core earnings were $848.8 million, or $0.84 per average basic common share, for the nine months ended September 30, 2014 compared to $872.9 million, or $0.86 per average basic common share, for the same period in 2013. We attribute the majority of the decrease in core earnings for the nine months ended September 30, 2014 from the same period in 2013 to a decline in economic net interest income of $38.0 million, primarily attributable to a decline in average Interest Earning Assets to $84.6 billion from $111.1 billion.

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters and nine months ended September 30, 2014 and 2013 and details with respect to reconciling the aforementioned line items to core earnings and related per average basic common share amounts:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands, except per share data)
GAAP net income (loss)	$354,856	$192,458	$(184,007)	$2,700,949
Adjustments:
Realized (gains) losses on termination of interest rate swaps	-	36,658	779,333	88,685
Unrealized (gains) losses on interest rate swaps	(98,593)	(6,343)	75,287	(1,441,099)
Net (gains) losses on disposal of investments	(4,693)	(43,602)	(90,296)	(374,443)
Net (gains) losses on trading assets	(4,676)	96,022	188,041	40,427
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	37,944	7,099	56,652	(184,549)
Impairment of goodwill	-	-	-	23,987
Loss on previously held equity interest in CreXus	-	-	-	18,896
Other non-recurring expense (1)	23,783	-	23,783	-
Core earnings	$308,621	$282,292	$848,793	$872,853

GAAP net income (loss) per average basic common share	$0.36	$0.18	$(0.25)	$2.79
Core earnings per average basic common share	$0.31	$0.28	$0.84	$0.86

(1) Represents a one-time payment made by FIDAC to Chimera Investment Corp. (Chimera) to resolve issues raised in derivative demand letters sent to Chimera’s board of directors. This amount is a component of Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Economic Interest Expense and Economic Net Interest Income

We believe the economic value of our investment strategy is depicted by the economic net interest income we earn. We calculate economic net interest

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

income by determining our GAAP net interest income and reducing it by realized losses on interest rate swaps, which represents interest expense on interest rate swaps. Our economic interest expense, which is composed of interest expense on our Interest Bearing Liabilities plus interest expense on interest rate swaps, reflects total contractual interest payments.

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
Quarter Ended:	(dollars in thousands)
September 30, 2014	$127,069	$169,083	$296,152	$517,571	$169,083	$348,488
September 30, 2013	$145,476	$227,909	$373,385	$551,684	$227,909	$323,775

Nine Months Ended:
September 30, 2014	$378,147	$650,452	$1,028,599	$1,606,356	$650,452	$955,904
September 30, 2013	$487,321	$666,112	$1,153,433	$1,659,992	$666,112	$993,880

(1) Economic interest expense includes interest expense on interest rate swaps.

Interest Income and Average Yield on Interest Earning Assets

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

       Quarter Ended           CPR
       September 30, 2014                 9%
       June 30, 2014                           7%
       March 31, 2014                        6%
       September 30, 2013                13%
       June 30, 2013                          17%
       March 31, 2013                       19%

Our interest income for the quarters ended September 30, 2014 and 2013 was $644.6 million and $697.2 million, respectively. We had average Interest Earning Assets of $86.3 billion and $96.7 billion, and the average yield on Interest Earning Assets was 2.99% and 2.88% for the quarters ended September 30, 2014 and 2013, respectively. The decline in interest income of $52.5 million for the quarter ended September 30, 2014 compared to the same period in 2013 was primarily due to a $10.4 billion decrease in average Interest Earning Assets, partially offset by an 11 basis point increase in the average yield on Interest Earning Assets.

Our interest income for the nine months ended September 30, 2014 and 2013 was $2.0 billion and $2.1 billion, respectively. We had average Interest Earning Assets of $84.6 billion and $111.1 billion, and the average yield on Interest Earning Assets was 3.13% and 2.58% for the nine months ended September 30, 2014 and 2013, respectively. The decline in interest income of $162.8 million for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $26.6 billion decrease in average Interest Earning Assets, partially offset by a 55 basis point increase in the average yield on Interest Earning Assets.

Economic Interest Expense and the Average Cost of Interest Bearing Liabilities

Our largest expense is the average cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). We had average Interest Bearing Liabilities of $72.4 billion and $82.4 billion for the quarters ended September 30, 2014 and 2013, respectively. Our total economic interest expense was $296.2 million, which included $169.1 million in interest expense on interest rate swaps, and $373.4

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

million, which included $227.9 million in interest expense on interest rate swaps, for the quarters ended September 30, 2014 and 2013, respectively. Our average cost of Interest Bearing Liabilities was 1.64% and 1.81%, including interest expense on interest rate swaps, for the quarters ended September 30, 2014 and 2013, respectively. Economic interest expense, including interest expense on interest rate swaps, for the quarter ended September 30, 2014 decreased by $77.2 million when compared to the same period in 2013, primarily due to lower swap interest expense on lower average notional balances. In addition, average Interest Bearing Liabilities and the average cost of Interest Bearing Liabilities declined by $9.9 billion and 17 basis points, respectively, for the quarter ended September 30, 2014 compared to the same period in 2013.

We had average Interest Bearing Liabilities of $70.2 billion and $97.1 billion for the nine months ended September 30, 2014 and 2013, respectively. Our total economic interest expense was $1.0 billion, which included $650.5 million in interest expense on interest rate swaps, and $1.2 billion, which included $666.1 million in interest expense on interest rate swaps, for the nine months ended September 30, 2014 and 2013, respectively. Our average cost of Interest Bearing Liabilities was 1.95% and 1.58%, including interest expense on interest rate swaps, for the nine months ended September 30, 2014 and 2013, respectively. Economic interest expense, including interest expense on interest rate swaps, for the nine months ended September 30, 2014 decreased by $124.8 million when compared to the nine months ended September 30, 2013, primarily due to the $26.9 billion decline in average Interest Bearing Liabilities for the nine months ended September 30, 2014 compared to the same period in 2013, partially offset by a 37 basis point increase in the average cost of Interest Bearing Liabilities.

The table below shows our average Interest Bearing Liabilities and average cost of Interest Bearing Liabilities as compared to average one-month and average six month LIBOR for the periods presented.

Average and Average Cost of Interest Bearing Liabilities
	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
Quarter Ended:	(dollars in thousands)
September 30, 2014	$72,425,009	$70,721,822	$296,152	1.64%	0.15%	0.33%	(0.18%)	1.49%	1.31%
September 30, 2013	$82,370,044	$75,752,599	$373,385	1.81%	0.19%	0.39%	(0.20%)	1.62%	1.42%

Nine Months Ended:
September 30, 2014	$70,232,954	$70,721,822	$1,028,599	1.95%	0.15%	0.33%	(0.18%)	1.80%	1.62%
September 30, 2013	$97,123,645	$75,752,599	$1,153,433	1.58%	0.19%	0.43%	(0.24%)	1.39%	1.15%

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

As of September 30, 2014 and December 31, 2013, 98% and 99%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

increase the liquidity and strength of our balance sheet. As of September 30, 2014, the term to maturity of our repurchase agreements ranged from one day to five years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At September 30, 2014 and December 31, 2013, the weighted average rate for our borrowings was 1.64% and 2.37%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015, 5% Convertible Senior Notes due 2015 (collectively, the Convertible Senior Notes) and securitized debt of consolidated VIE, and the weighted average days to maturity was 161 days and 208 days, respectively.

Economic Net Interest Income

Our economic net interest income, including interest paid on interest rate swaps, increased to $348.5 million for the quarter ended September 30, 2014 compared to

$323.8 million for the same period in 2013. The change reflects a 27 basis point increase in our net interest margin.

Our economic net interest income, including interest paid on interest rate swaps, totaled $955.9 million and $993.9 million for the nine months ended September 30, 2014 and 2013, respectively. The decline for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower net interest income, which reflects a $26.6 billion decrease in average Interest Earning Assets.

The table below shows our average Interest Earning Assets, total interest income, average yield on Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic net interest income, net interest spread and net interest margin for the periods presented.

	Economic Net Interest Income
	Average Interest Earning Assets(1)	Total Interest Income	Average Yield on Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Spread	Net Interest Margin
Quarter Ended:	(dollars in thousands)
September 30, 2014	$86,329,789	$644,640	2.99%	$72,425,009	$296,152	1.64%	$348,488	1.35%	1.61%
September 30, 2013	$96,692,163	$697,160	2.88%	$82,370,044	$373,385	1.81%	$323,775	1.07%	1.34%
Nine Months Ended:
September 30, 2014	$84,589,294	$1,984,503	3.13%	$70,232,954	$1,028,599	1.95%	$955,904	1.18%	1.51%
September 30, 2013	$111,139,577	$2,147,313	2.58%	$97,123,645	$1,153,433	1.58%	$993,880	1.00%	1.19%

(1) Does not reflect unrealized gains/(losses) or premium/(discount).
(2) Economic interest expense includes interest expense on interest rate swaps.
(3) Economic net interest income includes interest expense on interest rate swaps.

Other Income (Loss)

Other income (loss) is largely comprised of net gains or losses on interest rate swaps, net gains or losses from trading assets, net gains or losses on sales of Agency mortgage-backed securities and other investments, net unrealized gains (losses) on interest-only Agency mortgage-backed securities, dividend income from available-for-sale equity securities, investment advisory fees and other income (loss).

The aggregate net gain (loss) on interest rate swaps was a loss of $70.5 million and $258.2 million for the quarters ended September 30, 2014 and 2013, respectively, and a loss of $1.5 billion and a gain of $686.3 million for the nine months ended September 30, 2014 and 2013, respectively. The change in the aggregate net gain (loss) on interest rate swaps for the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013 was primarily due to changes in unrealized gains (losses) reflecting the downward trend in forward interest rates during the quarter and nine months ended September 30, 2014 compared to rising interest rates for the same period in 2013. The changes in unrealized gains (losses) were partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated in 2014, which resulted in higher realized losses on termination of interest rate swaps during the nine months ended September 30, 2014 compared to the same period in 2013.

Our net gain (loss) on trading assets was a gain of $4.7 million for the quarter ended September 30, 2014 compared to a net loss of $96.0 million for the same period in 2013, and a net loss of $188.0 million for the nine months ended September 30, 2014 compared to a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

net loss of $40.4 million for the same period in 2013. The change for the quarter ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to lower net losses from interest rate swaptions. The change for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily attributable to higher net losses from interest rate swaptions and TBA derivatives.

For the quarter ended September 30, 2014 and 2013, we disposed of Investments Securities with a carrying value of $4.2 billion and $13.0 billion for an aggregate net gain of $4.7 million and $43.6 million, respectively. For the nine months ended September 30, 2014 and 2013, we disposed of Investments Securities with a carrying value of $15.2 billion and $44.9 billion for an aggregate net gain of $91.3 million and $374.4 million, respectively. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Our net unrealized gains (losses) on interest-only Agency mortgage-backed securities was a loss of $37.9 million and a loss of $7.1 million for the quarter ended September 30, 2014 and 2013, respectively. Our net unrealized gains (losses) on interest-only Agency mortgage-backed securities was a loss of $56.7 million and a gain of $184.5 million for the nine months ended September 30, 2014 and 2013, respectively. The change in each period was primarily attributable to the downward trend in forward interest rates experienced in the third quarter and first nine months of 2014 compared to rising interest rates during the same periods in 2013.

Dividend income from our investment in Chimera totaled $4.0 million and $21.1 million for the quarter and nine months ended September 30, 2014, respectively.  Dividend income from our investment in Chimera totaled $4.0 million for the quarter ended September 30, 2013. Dividend income from our investment in Chimera and CreXus (we held shares prior to our acquisition of CreXus, which closed during the second quarter of 2013), totaled $14.5 million for the nine months ended September 30, 2013. The increase in dividend income for the nine months ended September 30, 2014 compared to the same period in 2013 was due to a $9.0 million special dividend from our investment in Chimera recognized during the first quarter of 2014, partially offset by CreXus declaring a dividend during the first quarter of 2013 but not during the same period in 2014 as a result of its acquisition. Chimera is and CreXus was managed by our wholly-owned subsidiary FIDAC.

FIDAC is a registered investment advisor specializing in managing fixed income securities. In October 2013, we sold the net assets and operations of Merganser Capital Management, Inc. (or Merganser), a registered investment advisor specializing in managing fixed income securities, to a third party. Investment advisory income totaled $8.3 million and $9.6 million for the quarter ended September 30, 2014 and 2013, respectively, and $20.5 million and $35.2 million for the nine months ended September 30, 2014 and 2013, respectively, net of fees paid to third parties pursuant to distribution service agreements for facilitating and promoting distribution of shares or units to FIDAC’s clients.  The decline in investment advisory income for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013 was due to lower advisory fees from affiliates and the sale of Merganser in October 2013.

Other income (loss) resulted in net losses of $22.2 million and $16.1 million for the quarter and nine months ended September 30, 2014 compared to net gains of $4.2 million and $11.5 million for the same periods in 2013, respectively.  The change in each period was primarily attributable to a one-time payment made during the third quarter of 2014 by FIDAC to Chimera to resolve issues raised in derivative demand letters sent to Chimera’s board of directors.

General and Administrative Expenses

General and administrative (or G&A) expenses consist of compensation expense, the management fee and other expenses. G&A expenses were $51.3 million and $58.7 million for the quarter ended September 30, 2014 and 2013, respectively. The decrease in G&A expenses of $7.4 million for the quarter ended September 30, 2014 compared to the same period in 2013 was the result of lower other general and administrative expenses, primarily lower brokerage expenses, and lower compensation and management fee. G&A expenses as a percentage of average total assets was 0.24% and 0.24% for the quarter ended September 30, 2014 and 2013, respectively.

G&A expenses were $150.9 million and $175.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in G&A expenses of $24.9 million for the nine months ended September 30, 2014 compared to the same period in 2013 was the result of lower other general and administrative expenses, primarily lower professional fees and brokerage expenses, and lower compensation and management fee.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

G&A Expenses and Operating Expense Ratios
	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
Quarter Ended:	(dollars in thousands)
September 30, 2014	$51,317	0.24%	1.55%
September 30, 2013	$58,744	0.24%	1.79%
Nine Months Ended:
September 30, 2014	$150,884	0.24%	1.56%
September 30, 2013	$175,787	0.21%	1.63%

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

Unrealized Gains and Losses
	September 30, 2014	December 31, 2013
	(dollars in thousands)
Unrealized gain	$678,000	$600,034
Unrealized loss	(1,645,820)	(3,348,967)
Net unrealized gain (loss)	$(967,820)	$(2,748,933)

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

The fair value of these securities being below amortized cost for the quarter ended September 30, 2014 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded net income of $354.9 million and $192.5 million for the quarters ended September 30, 2014 and 2013, respectively. Our return on average equity was 10.69% and 5.87% for the quarters ended September 30, 2014 and 2013, respectively.

We recorded a net loss of $184.0 million and net income of $2.7 billion for the nine months ended September 30, 2014 and 2013, respectively. Our return (loss) on average equity was (1.90%) and 25.08% for the nine months ended September 30, 2014 and 2013, respectively.

The table below shows the components of our return on average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Other Income (Loss)/Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
Quarter Ended:
September 30, 2014	10.50%	0.25%	2.11%	(0.55%)	(1.55%)	(0.07%)	10.69%
September 30, 2013	9.88%	0.29%	(2.74%)	0.25%	(1.79%)	(0.02%)	5.87%

Nine Months Ended:
September 30, 2014	9.89%	0.21%	(10.43%)	0.05%	(1.56%)	(0.06%)	(1.90%)
September 30, 2013	9.23%	0.33%	17.37%	(0.16%)	(1.63%)	(0.06%)	25.08%
(1)	Economic net interest income includes interest expense on interest rate swaps.
(2)	Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition

Total assets were $87.4 billion and $81.9 billion as of September 30, 2014 and December 31, 2013, respectively. The change was primarily due to a $9.4 billion increase in Investments Securities, partially offset by a $3.7 billion decrease in securities borrowed and U.S. Treasury securities as RCap, our broker-dealer subsidiary, ceased its trading activity in U.S. Treasury securities, derivatives and certain securities borrowed and loaned transactions activities during the first quarter of 2014.

Investment Securities

Substantially all of our Agency mortgage-backed securities at September 30, 2014 and December 31, 2013 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At September 30, 2014 and December 31, 2013 we had on our Consolidated Statements of Financial Condition a total of $24.0 million and $25.7 million, respectively, of unamortized discount (which is the difference between the remaining principal amount and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.5 billion and $4.6 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal amount).

We received mortgage principal repayments of $2.4 billion and $4.5 billion for the quarter ended September 30, 2014 and 2013, respectively. The weighted average experienced prepayment speed for the quarters ended September 30, 2014 and 2013 was 9% and 13%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Agency Mortgage-Backed Securities and Agency Debentures

	Principal Amount	Net Premium	Amortized Cost	Amortized Cost/Principal Amount	Carrying Value	Carrying Value/Principal Amount	Weighted Average Coupon Rate	Weighted Average Yield
	(dollars in thousands)
At September 30, 2014	$78,253,068	$4,257,938	$82,511,006	105.44%	$81,545,289	104.21%	3.75%	2.84%
At December 31, 2013	$71,430,069	$3,558,168	$74,988,237	104.98%	$72,238,708	101.13%	3.62%	2.89%

The tables below summarize certain characteristics of our Agency mortgage-backed securities and Agency debentures and interest-only securities, as of the dates presented. The index level for adjustable-rate Agency mortgage-backed securities and Agency debentures is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures

	Principal Amount	Weighted Average Term to Next Adjustment	Weighted Average Lifetime Cap	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
	(dollars in thousands)
At September 30, 2014	$3,592,176	28 months	7.99%	2.85%	2.22%	4.59%
At December 31, 2013	$6,719,599	33 months	6.44%	2.81%	2.80%	9.41%

Fixed-Rate Agency Mortgage-Backed Securities and Agency Debentures Characteristics

	Principal Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield	Principal Amount at Period End as % of Total Investment Securities
	(dollars in thousands)
At September 30, 2014	$74,660,892	3.79%	2.87%	95.41%
At December 31, 2013	$64,710,470	3.71%	2.90%	90.59%

Agency Interest-Only Mortgage-Backed Securities

	Notional Amount	Net Premium	Amortized Cost	Amortized Cost/Notional Amount	Carrying Value	Carrying Value/Notional Amount	Weighted Average Coupon Rate	Weighted Average Asset Yield
	(dollars in thousands)
At September 30, 2014	$8,082,479	$1,229,795	$1,229,795	15.22%	$1,251,279	15.48%	3.95%	5.48%
At December 31, 2013	$7,374,675	$1,041,990	$1,041,990	14.13%	$1,120,126	15.19%	3.82%	9.00%

At September 30, 2014 and December 31, 2013, we held Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index September 30, 2014

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	3 mo.	37 mo.	1 mo.	1 mo.	14 mo.	25 mo.
Weighted average annual period cap	1.74%	2.00%	-	-	2.00%	-
Weighted average lifetime cap at September 30, 2014	11.26%	9.90%	9.15%	10.73%	10.72%	4.29%
Investment principal value as percentage of Investment Securities at September 30, 2014	0.19%	2.32%	0.13%	0.19%	0.12%	1.64%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index December 31, 2013

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	40 mo.	1 mo.	1 mo.	18 mo.	34 mo.
Weighted average annual period cap	1.78%	2.00%	-	-	2.00%	-
Weighted average lifetime cap at December 31, 2013	11.20%	9.81%	7.36%	10.80%	10.74%	2.36%
Investment principal value as percentage of Investment Securities at December 31, 2013	0.40%	4.04%	0.28%	0.23%	0.18%	4.28%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, securitized debt of consolidated VIE, mortgages payable, participation sold, the non-cancelable office leases and employment agreements as of September 30, 2014.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of September 30, 2014, the interest rate swaps had a net negative fair value of $659.6 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$60,988,156	$8,522,566	$100,000	$-	$69,610,722
Interest expense on repurchase agreements(1)	234,077	211,875	4,661	-	450,613
Convertible Senior Notes (principal)	857,541	-	-	-	857,541
Interest expense on Convertible Senior Notes	25,051	-	-	-	25,051
Securitized debt of consolidated VIE (principal)	84,180	176,520	-	-	260,700
Mortgages payable (principal)	-	19,122	23,375	-	42,497
Participation sold (principal)	-	13,841	-	-	13,841
Long-term operating lease obligations	680	7,060	7,129	23,182	38,051
Employment contracts of our subsidiaries	422	-	-	-	422
Total	$62,190,107	$8,950,984	$135,165	$23,182	$71,299,438

(1) Interest expense on repurchase agreements calculated based on rates at September 30, 2014.

We had no material unfunded loan commitments issued as of September 30, 2014.
In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use Federal Home Loan Bank of Des Moines (FHLB Des Moines)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2014, we received $5.9 billion from principal repayments and $15.5 billion in cash from disposal of Investment Securities, respectively. During the nine months ended September 30, 2013, we received $19.6 billion from principal repayments and $44.9 billion in cash from disposal of Investment Securities.

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

Available Financial Resources (or AFR) is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

● Common and preferred equity

● Other forms of equity-like capital

● Surplus credit reserves over expected losses

● Other loss absorption instruments

In the event we fall short of our internal limits we will take appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of September 30, 2014 and December 31, 2013:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	September 30, 2014	December 31, 2013
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,476	9,474
Additional paid-in capital	14,781,308	14,765,761
Accumulated other comprehensive income (loss)	(967,820)	(2,748,933)
Accumulated deficit	(1,625,075)	(534,306)
Total stockholders’ equity	$13,110,948	$12,405,055

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

During the nine months ended September 30, 2014 and 2013, we raised $1.8 million and $2.2 million, by issuing 159,000 shares and 157,000 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

In October 2012, we announced that our board of directors authorized the repurchase of up to $1.5 billion of our outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. We did not repurchase any shares of our outstanding common stock under this repurchase plan during the nine months ended September 30, 2013.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2014 and 2013.

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

During the nine months ended September 30, 2014, we declared dividends to common stockholders totaling $852.8 million, or $0.90 per common share, of which $284.3 million, or $0.30 per common share, was paid on October 31, 2014. During the nine months ended September 30, 2014, we declared dividends to Series A Preferred Stock stockholders totaling approximately $10.9 million, or $1.477 per preferred share. During the nine months ended September 30, 2014, we declared dividends to Series C Preferred Stock stockholders totaling approximately $17.2 million, or $1.430 per preferred share. During the nine months ended September 30, 2014, we declared dividends to Series D Preferred Stock stockholders totaling approximately $25.9 million, or $1.406 per preferred share.

During the nine months ended September 30, 2013, we declared dividends to common stockholders totaling $1.1 billion, or $1.20 per common share, of which $331.6 million, or $0.35 per common share, was paid on October 31, 2013. During the nine months ended September 30, 2013, we declared dividends to Series A Preferred Stock stockholders totaling approximately $10.9 million, or $1.477 per preferred share. During the nine months ended September 30, 2013, we declared dividends to Series C Preferred Stock stockholders totaling approximately $17.2 million, or

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

$1.430 per preferred share. During the nine months ended September 30, 2013, we declared dividends to Series D Preferred Stock stockholders totaling approximately $25.9 million, or $1.406 per preferred share.

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

Our debt-to-equity ratio (including securitized debt of consolidated VIE, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carve-outs) at September 30, 2014 and December 31, 2013 was 5.4:1 and 5.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets, was 15.0% and 15.1% at September 30, 2014 and December 31, 2013, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

Our repos generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made.  Should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase or market values decrease, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At September 30, 2014, we had total financial instruments and cash pledged as collateral for repurchase agreements and interest rate swaps of $74.3 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended September 30, 2014 compared to the quarter ended December 31, 2013, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended September 30, 2014.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
September 30, 2014	$71,312,473	$69,610,722	$-	$-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375
December 31, 2013	67,509,177	61,781,001	345,470	100,000
September 30, 2013	76,265,080	69,211,309	217,693	31,074
June 30, 2013	93,250,767	81,397,335	2,569,531	171,234
March 31, 2013	106,440,476	100,322,942	3,425,546	4,933,465
December 31, 2012	106,821,089	102,785,697	1,761,102	1,811,095

At September 30, 2014, the repurchase agreements outstanding had weighted average remaining maturities of 159 days and the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	September 30, 2014
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$2,609,132	0.15%	3.7%
2 to 29 days	18,032,715	0.30%	25.9%
30 to 59 days	14,241,967	0.37%	20.5%
60 to 89 days	2,871,206	0.38%	4.1%
90 to 119 days	10,548,578	0.37%	15.2%
Over 120 days(1)	21,307,124	1.14%	30.6%
Total	$69,610,722	0.58%	100.0%

(1) Approximately 12% of the total repurchase agreements had a remaining maturity over 1 year.

During the first quarter of 2014, a wholly-owned insurance subsidiary attained membership to the FHLB Des Moines.  Such membership provides an additional funding source for us. Such borrowing capacity is at the sole discretion and subject to conditions of FHLB Des Moines. Eligible collateral may include Agency mortgage-backed securities and residential and commercial real estate debt securities.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio and those which are available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table provides the carrying amount of our encumbered and unencumbered financial assets as of September 30, 2014:

Encumbered and Unencumbered Assets

	Encumbered Assets	Unencumbered Assets	Total
Financial Assets:
Cash and cash equivalents	$1,011,566	$167,055	$1,178,621
Investments, at fair value:(1)
Agency mortgage-backed securities	71,955,127	8,187,820	80,142,947
Agency debentures	1,334,181	-	1,334,181
Commercial real estate debt and preferred equity	398,409	1,156,549	$1,554,958
Corporate debt	-	144,451	$144,451
Total financial assets	$74,699,283	$9,655,875	$84,355,158

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or used as collateral in financing arrangements (including certain collateral currently supporting existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  Carrying value represents the market value of assets. The following table presents our liquid assets as a percentage of total assets as of September 30, 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$1,178,621
Investment Securities(2)	81,477,128
Total liquid assets	$82,655,749

Percentage of liquid assets to total assets	94.58%

(1)
The assets listed in this table include $74.3 billion of assets that have been pledged as collateral against existing liabilities as of September 30, 2014. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,178,621	$-	$-	$-	$1,178,621
Agency Mortgage-backed securities (principal)	1,521	49,555	1,771,682	75,021,507	76,844,265
Agency debentures (principal)	-	-	-	1,408,803	1,408,803
Corporate debt (principal)	-	-	10,594	135,252	145,846
Commercial real estate debt and preferred equity (principal)	372,603	44,791	809,229	332,475	1,559,098
Total financial assets	$1,552,745	$94,346	$2,591,505	$76,898,037	$81,136,633

Financial Liabilities:
Repurchase agreements	$37,755,020	$23,233,136	$8,522,566	$100,000	$69,610,722
Securities loaned	7	-	-	-	7
Convertible Senior Notes (principal)	-	857,541	-	-	857,541
Securitized debt of consolidated VIE (principal)	84,180	-	176,520	-	260,700
Participation sold (principal)	-	-	13,481	-	13,481
Total financial liabilities	$37,839,207	$24,090,677	$8,712,567	$100,000	$70,742,451

Maturity gap	$(36,286,462)	$(23,996,331)	$(6,121,062)	$76,798,037	$10,394,182

Cumulative maturity gap	$(36,286,462)	$(60,282,793)	$(66,403,855)	$10,394,182

Interest rate sensitivity gap	$(3,857,935)	$(23,012,028)	$(9,006,390)	$46,270,176	$10,393,823

Cumulative rate sensitivity gap	$(3,857,935)	$(26,869,963)	$(35,876,353)	$10,393,823

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(4.75%)	(33.12%)	(44.22%)	12.81%

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

Investment/Market Risk Management

One of the primary risks we are subject to is interest rate risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates can also affect the value of our securities and our ability to realize gains from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

sensitivity to interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (with effect of derivative instruments), should interest rates increase or decrease by 25, 50 or

75 basis points, and the effect of portfolio market value if mortgage option adjusted spreads increase or decrease by 5, 15 or 25 basis points, assuming the shocks will be parallel and instantaneous. All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2014 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(28.0%)	0.8%	5.2%
-50 Basis Points	(8.7%)	0.7%	4.5%
-25 Basis Points	(4.6%)	0.4%	2.8%
Base Interest Rate	-	-	-
+25 Basis Points	2.6%	(0.5%)	(3.6%)
+50 Basis Points	3.1%	(1.2%)	(7.8%)
+75 Basis Points	2.7%	(1.8%)	(12.3%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.3%	8.9%
-15 Basis Points	0.8%	5.3%
-5 Basis Points	0.3%	1.8%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.8%)
+15 Basis Points	(0.8%)	(5.2%)
+25 Basis Points	(1.3%)	(8.7%)

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency portions of our portfolio. We are exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt or equity positions. We are exposed to risk of loss if an issuer, borrower or counterparty fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy. Our management will monitor the overall portfolio risk and determine estimates of provision for loss. Our portfolio composition as of September 30, 2014 and December 31, 2013 was as follows:

Asset Portfolio (using balance sheet values)
Category	September 30, 2014	December 31, 2013
Agency mortgage-backed securities(1)	96.3%	93.6%
Agency debentures	1.6%	4.0%
Commercial real estate(2)	1.9%	2.2%
Corporate debt, held for investment	0.2%	0.2%

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

The following table summarizes our exposure to counterparties by geography as of September 30, 2014:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	17	$47,410,450	$(507,037)	$2,830,183
Europe	11	18,124,678	(152,555)	978,848
Asia (non-Japan)	1	674,281	-	38,022
Japan	4	3,401,313	-	194,281
Total	33	$69,610,722	$(659,592)	$4,041,334

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

Commodity Futures Trading Commission (CFTC)
An independent U.S. federal agency established by the Commodity Futures Trading Commission Act of 1974. The CFTC regulates the swaps, commodity futures and options markets. Its goals include the promotion of competitive and efficient futures markets and the protection of investors against manipulation, abusive trade practices and fraud.

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

Core Earnings and Core Earnings Per Basic Share
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and

Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment losses, and certain other non-recurring gains or losses

Corporate Debt
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

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

I
In-the-Money
Description for an option that has intrinsic value and can be sold or exercised for a profit; a call option is in the-money when the strike price is below the market price of the underlying security.

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

International Swaps and Derivatives Association (ISDA) Master Agreement
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

Net Interest Margin
Represents annualized economic net interest income, inclusive of interest expense on interest rate swaps, divided by average Interest Earning Assets.

Net Interest Spread
Calculated by taking the average yield on interest earning assets minus the average cost of interest bearing liabilities, including the net interest payments on interest rate swaps.  Interest earning assets includes Investment Securities (includes Agency mortgage-backed securities and Agency debentures), U.S. Treasury securities, securities loaned, commercial real estate debt and preferred equity, reverse repurchase agreements and cash and cash equivalents.

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

P
Pass Through Security
The securitization structure where a GSE or other entity “passes” the amount collected from the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

borrowers every month to the investor, after deducting fees and expenses.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 5.   OTHER INFORMATION

On November 5, 2014, we amended our Management Agreement with our Manager.

Our Management Agreement provided for an initial term through December 31, 2014 with automatic one-year renewals unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock elected to terminate the agreement in their sole discretion and for any or no reason. If the election was made to terminate the Management Agreement, we were required to deliver to our Manager prior written notice of our intention to terminate our Management Agreement no less than 180 days prior to the date designated by us on which our Manager would cease to provide services. Our Management Agreement also provided that our Manager could terminate our Management Agreement by providing to us prior written notice of its intention to terminate our Management Agreement no less than 180 days prior to the date designated by our Manager on which our Manager would cease to provide services.

The amendment to our Management Agreement provides for a two year term ending December 31, 2016 with automatic two-year renewals unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock elect to terminate the agreement in their sole discretion and for any or no reason.  At any time during the term or any renewal term we may deliver to our Manager written notice of our intention to terminate our Management Agreement. We must designate a date not less than one year from the date of the notice on which our Management Agreement will terminate. The amendment to our Management Agreement also provides that our Manager may terminate our Management Agreement by providing to us prior written notice of its intention to terminate our Management Agreement no less than one year prior to the date designated by our Manager on which our Manager would cease to provide services or such earlier date as determined by us in our sole discretion.

All of the other terms of our Management Agreement remain unchanged.

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

4.11	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.10).
10.1	Amendment to the Management Agreement by and between the Registrant and Annaly Management Company LLC.
31.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2014 (Unaudited) and December 31, 2013 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2013); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 6, 2014	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Dated: November 6, 2014	By: /s/ Glenn A. Votek
Glenn A. Votek
(Chief Financial Officer and
principal financial officer of the registrant)