Form 10-K
period 2014-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2015-02-26
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________TO ______________

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

1211 Avenue of the Americas
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

Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No

At June 30, 2014, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10.8 billion.

The number of shares of the Registrant’s Common Stock outstanding on February 20, 2015 was 947,675,799.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

i

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

PART I

ITEM 1. BUSINESS

“Annaly,” “we,” “us,” or “our” refers to Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.	Refer to the section titled “Glossary of Terms” located at the end of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for definitions of certain of the commonly used terms in this annual report on Form 10-K

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

Our business operations are primarily comprised of the following:

Business Operations	Year Formed	Description
Annaly, the parent company (NYSE: NLY)	1997	Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
Annaly Commercial Real Estate Group, Inc. (ACREG)	2009
Wholly-owned subsidiary that was acquired during the second quarter of 2013 and specializes in acquiring, financing and managing commercial mortgage loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

RCap Securities, Inc. (RCap)	2008	Wholly-owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (or FINRA).
Fixed Income Discount Advisory Company (FIDAC)	1994	Wholly-owned subsidiary that operates as a SEC Registered Investment Advisor and manages an affiliated REIT for which it earns fee income.
Annaly Middle Market Lending LLC (MML)	2010	Wholly-owned subsidiary that engages in corporate middle market lending transactions.
Shannon Funding LLC (Shannon)	2010	Wholly-owned subsidiary that acquires residential mortgage loans and provides warehouse financing to residential mortgage originators in the United States.

We believe that our business objectives are supported by our size and conservative financial posture relative to the industry, the extensive experience of our Manager’s employees, a comprehensive risk management approach, the availability and diversification of financing sources, our corporate structure and our cost efficiencies.

Investment Strategy

We own a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations (CMOs), Agency callable debentures, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate debt. Our principal business objective is to generate net income for distribution to our stockholders from our investments. Under our investment policy, at least 75% of our total assets are comprised of high-quality mortgage-backed securities and short-term investments. High quality securities are:

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

In addition, we may directly or indirectly invest part of our assets in other types of securities, including, unrated debt and equity securities and derivative instruments, to the extent consistent with our REIT qualification requirements.

We may acquire Agency mortgage-backed securities backed by single-family residential mortgage loans as well as securities backed by loans on multi-family, commercial or other real estate related properties. As part of our current diversification strategy, we may allocate up to 25% of our stockholders’ equity to assets other than Agency mortgage-backed securities.
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

Our risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio composition
We will maintain a high quality asset portfolio with (1) at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better) and (2) an aggregate weighted average equivalency rating of single “A” or better.

Leverage	We will operate at a debt-to-equity ratio no greater than 12:1.
Capital buffer
We will seek to maintain an excess capital buffer, of which at least 25% will be invested in AAA rated mortgage-backed securities (or assets of similar or better liquidity characteristics), to meet the liquidity needs of the firm.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

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

●     The impact of the asset to our REIT compliance and our exemption from the Investment Company Act of 1940; and

●     The capital requirements associated with the purchase and financing of the asset.
We target the purchase and sale of the following assets as part of our investment strategy. Our targeted assets and asset acquisition strategy may change over time as market conditions change and as our business evolves.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Targeted Asset Class	Description

Agency mortgage-backed securities
Our primary investments consist of Agency pass-through certificates, CMOs issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, interest-only securities and inverse floaters. These securities are backed by single-family or multi-family residences with loan maturities typically ranging from 15 to 40 years and may have fixed or floating coupons.

To-be-announced forward contracts (or TBAs)
We purchase and sell TBAs which are forward contracts for Agency mortgage-backed securities. TBA contracts specify a few basic characteristics of the agency mortgage-backed securities, such as the coupon rate, the issuer, and the approximate face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

Agency debentures	We invest in debt issued by Freddie Mac, Fannie Mae or the Federal Home Loan Banks. These debentures are not backed by collateral, but by the creditworthiness of the issuer.
Commercial real estate
Through our subsidiary ACREG, we originate and acquire commercial real estate debt including commercial mortgage loans, commercial mortgage-backed securities, B-notes, mezzanine loans, preferred equity and other commercial real estate-related debt investments. We also acquire real property for current cash flow, long-term appreciation and earnings growth. In implementing this strategy, we continually evaluate potential acquisition opportunities. These acquisitions may come through joint venture interests or from other equity investments. Although we continuously review our acquisition pipeline, there is not a specific metric that we apply to acquisitions that are under consideration, and our analysis may vary based on property type, transaction structure and other factors.

Other mortgage related investments
On a limited basis we may invest in other mortgage related investments including: investments in individual residential loans, pools of loans, single-family and multi-family privately-issued certificates that are not issued by one of the Agencies, including Agency risk sharing transactions issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants.

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
Our Portfolio Our portfolio composition as of December 31, 2014 and 2013 was as follows:

Asset Portfolio (using balance sheet values)
Category	2014	2013
Agency mortgage-backed securities(1)	96.2%	93.7%
Agency debentures	1.6%	4.0%
Commercial real estate debt and equity investments(2)	2.0%	2.1%
Other mortgage-backed-securities	0.0%	0.0%
Corporate debt, held for investment	0.2%	0.2%

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

We finance our Agency mortgage-backed securities with repurchase agreements.  We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. At December 31, 2014, we had $71.4 billion of repurchase agreements outstanding.

Our borrowings pursuant to repurchase transactions have maturities that range from overnight to greater than four years. While shorter term agreements generally have lower interest rates, they increase liquidity risk. To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of December 31, 2014, the weighted average days to maturity was 141 days.

Equity capital is made up primarily of common stock.  It also consists of preferred stock and may in the future include the use of other equity capital issuance.

We generally expect to maintain a ratio of debt-to-equity of no greater than 12:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained a debt-to-equity ratio of below 8:1, which is generally lower than our debt-to-equity ratio had been prior to 2007. For purposes of calculating this ratio, our debt is equal to our repurchase agreements, convertible senior notes, securitized debt of consolidated VIE, loan participation sold and mortgages payable (which are non-recourse to us, subject to customary carveouts) as presented on our Consolidated Statements of Financial Condition.

Our target debt-to-equity ratio is determined under our capital management policy. Should our actual debt-to-equity ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we would cease to acquire new assets. Our management would, at that time, present a plan to our board of directors to return to our target debt-to-equity ratio.

The following table presents our debt-to-equity and capital at December 31, 2014 and 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

	2014	2013
Debt-to-equity ratio	5.4:1	5.0:1
Capital ratio	15.1%	15.1%

Risk Management

Risk is a natural element of the business and related activities that we conduct. Effective risk management is of critical importance to the success of the firm. The objective of our risk management framework is to measure, monitor and manage the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk. For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Management Agreement

We have entered into a management agreement with the Manager pursuant to which our management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by our board of directors. The management agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was amended on November 5, 2014 (the management agreement, as amended, is referred to as “Management Agreement”).

Pursuant to the terms of the Management Agreement, we pay the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity, as defined in the Management Agreement, for its management services.

The Management Agreement provides for a two year term ending December 31, 2016 with automatic two-year renewals unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock elect to terminate the agreement in their sole discretion and for any or no reason. At any time during the term or any renewal term we may deliver to the Manager written notice of our intention to terminate the Management Agreement. We must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to us prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by us in our sole discretion.

The Management Agreement may be amended or modified by agreement between us and the Manager. There is no termination fee for a termination of the Management Agreement by either us or the Manager.

Executive Officers

Our executive officers are provided and compensated by our Manager. The following table sets forth certain information as of February 25, 2015 concerning our executive officers:

Name	Age	Title
Wellington J. Denahan	51	Chairman of the Board and Chief Executive Officer
Kevin G. Keyes	47	President and Director
Glenn A. Votek	56	Chief Financial Officer
R. Nicholas Singh	56	Chief Legal Officer and Secretary

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

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

R. Nicholas Singh is Chief Legal Officer and Secretary of Annaly and FIDAC. Mr. Singh joined Annaly in February 2005. From 2001 until he joined Annaly, he was a partner in the law firm of McKee Nelson LLP. Mr. Singh has a B.A. from Carleton College, a M.A. from Columbia University and a J.D. from American University.

Employees

Effective July 1, 2013, all of Annaly’s employees were terminated by us and were hired by the Manager. However, a limited number of employees of our subsidiaries remain as employees of our subsidiaries for regulatory or corporate efficiency reasons. As of December 31, 2014, our subsidiaries employed 25 employees. All compensation expenses associated with the employees of our subsidiaries reduce the management fee. For information about the management, see the discussion in the “Management Agreement” section.

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

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Financial institutions have been subject to increasing regulation and supervision in the U.S. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which financial institutions operate. The implications of the Dodd-Frank Act for our business will depend to a large extent on the rules that will be adopted by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (or SEC), the Commodity and Futures Trading Commission (or CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementation of the rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Competition

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities. In acquiring our target assets, we will compete with financial institutions, institutional investors, other lenders, government entities and certain other mortgage REITs. For a full discussion of the risks associated with competition see the “Risks Related to Our Investing, Portfolio Management and Financing Activities” section in Item 1A. “Risk Factors.”

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

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

Available Information

Our website is www.annaly.com. We make available on this website under “Investors - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

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
1211 Avenue of the Americas
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
Item 1A. Risk Factors

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

INDEX TO ITEM 1A. RISK FACTORS
Page
Risks Related to Our Investing, Portfolio Management and Financing Activities	10
Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other
Equity Ownership of Real Estate Assets	18
Risks Related to Our Relationship with Our Manager	25
Risks Related to Our Taxation as a REIT	26
Risks of Ownership of Our Common Stock	31
Regulatory Risks	33

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

While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio. We have begun investing in new business strategies and assets and expect to continue to do so in the future. We currently may allocate up to 25% of our stockholders’ equity to assets other than Agency mortgage-backed securities.

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

We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We generally expect to maintain a ratio of debt-to-equity of less than 12:1. However, we are not required to stay below this leverage ratio. We may exceed this ratio by incurring additional debt without increasing the amount of equity we have. For example, if we increase the amount of borrowings under our master repurchase agreements with our existing or new counterparties or the market value of our portfolio holdings declines, our leverage ratio would increase. If we increase our debt-to-equity ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe.

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

Failure to effectively manage our liquidity would adversely affect our results and financial condition.

Our ability to meet cash needs depends on many factors, several of which are beyond our control. Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations. Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, calls on margin, additional capital requirements, a disruption in the financial markets or declining confidence in our reputation or in financial markets in general. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

Purchases and sales of Agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with Agency mortgage-backed securities.

The Federal Reserve owns approximately $1.7 trillion of Agency mortgage-backed securities as of December 31, 2014. The Federal Reserve's existing policy is to reinvest principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency mortgage-backed securities, we expect that during periods in which the Federal Reserve purchases significant volumes of Agency mortgage-backed securities, yields on Agency mortgage-backed securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on Agency mortgage-backed securities may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of Agency mortgage-backed securities or if they decide to sell some or all of their holdings of Agency mortgage-backed securities, the pricing of our Agency mortgage-backed securities portfolio may be adversely affected.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government has encouraged the refinancing of certain loans, and this action may affect prepayment rates for mortgage loans in Agency mortgage-backed securities. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such as those in Agency mortgage-backed securities, such efforts could potentially have a negative impact on our income and operating results, particularly in connection with loans or Agency mortgage-backed securities purchased at a premium or our interest-only securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these assets.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs (as well as another REIT externally managed by our wholly owned subsidiary, FIDAC), specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do. Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (OTTI) against such assets under U.S. generally accepted accounting principles (GAAP). For a discussion of the assessment of OTTI, see the section titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15 “Exhibits, Financial Statement Schedules.” The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

The Agency mortgage-backed securities we acquire are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on these underlying mortgage loans. We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities. In accordance with GAAP, we amortize the premiums on our mortgage-backed securities over the life of the related mortgage-backed securities. If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis that may adversely affect our profitability. Defaults on mortgage loans underlying Agency mortgage-backed securities typically have the same effect as prepayments because of the underlying Agency guarantee.

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

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, Treasury futures and other derivative transactions to help us mitigate our interest rate and prepayment risks described above. We have used interest rate swaps to provide a level of protection against interest rate risks as well as options to enter into interest rate swaps (commonly referred to as interest rate swaptions). We may also purchase or sell to-be-announced forward contracts on Agency mortgage-backed securities (commonly referred to as TBAs) purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.

Our use of derivatives may expose us to counterparty and liquidity risks.

The CFTC has and continues to issue new rules regarding swaps and swaptions, under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. These new rules change, but do not eliminate, the risks we face in our hedging activities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Most swaps that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive “too big to fail” support from the government in the case of insolvency. We access the DCO through several Futures Commission Merchants, or FCMs. For any cleared swap, we bear the credit risk of both the DCO and the relevant FCM, in the form of potential late or unrecoverable payments, potential difficulty or delay in accessing collateral that we have posted, and potential loss of any positive market value of the swap position. In the event of a default by the DCO or FCM, we also bear market risk, because the asset being hedged is no longer effectively hedged.

Most swaps must be cleared through a DCO. Most swaps must be or are traded on a Swap Execution Facility. We bear additional fees for use of the DCO. We also bear fees for use of the Swap Execution Facility, and bear increased risk of trade errors. Because the standardized swaps available on Swap Execution Facilities and cleared through DCOs are not as customizable as the swaps available before the implementation of Dodd-Frank, we may bear additional basis risk from hedge positions that do not exactly reflect the interest rate risk on the asset being hedged.

Futures transactions are subject to risks analogous to those of cleared swaps, except that for futures transactions we bear a higher risk that collateral we have posted is unavailable to us if the FCM defaults.

Some derivatives transactions, such as swaptions, are not currently required to be cleared through a DCO. Therefore, we bear the credit risk of the dealer with which we executed the swaption. TBA contracts are also not cleared, and we bear the credit risk of the dealer.

Derivative transactions are subject to margin requirements. The relevant contract or clearinghouse rules dictate the method of determining the required amount of margin, the types of collateral accepted, and the timing required to meet margin calls. Additionally, for cleared swaps and futures, FCMs may have the right to require more margin than the clearinghouse requires. The requirement to meet margin calls can create liquidity risks, and we bear the cost of funding the margin that we post. Also, as discussed above, we bear credit risk if a dealer, FCM, or clearinghouse is holding collateral we have posted.

Generally, we attempt to retain the ability to close out of a hedging position or create an offsetting position. However, in some cases we may not be able to do so at economically viable prices, or we may be unable to do so without consent of the counterparty. Therefore, in some situations a derivative position can be illiquid, forcing us to hold it to its maturity or scheduled termination date.

Regulations relating to derivatives continue to be issued and come into effect. Ongoing regulatory change in this area could increase costs, increase risks, and adversely affect our business and results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Accounting rules for valuations of financial instruments, mortgage loan sales and securitizations, investment consolidations, acquisitions of real estate and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to prepare our financial statements in a timely fashion. Our inability to prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly.

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

Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a breach to date, other financial services institutions have reported breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

Counterparties may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We invest in securities in the developing Agency risk transfer sector that are subject to mortgage credit risk

We invest in securities in the developing Agency risk transfer sector (“CRT Sector”). The CRT Sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market participants. The securities issued in the CRT Sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages originated and guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT Sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of the securities in the CRT Sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. Investments in securities in the CRT Sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity Ownership of Real Estate Assets

The real estate assets we acquire are subject to risks particular to real property, which may adversely affect our returns from certain assets and our ability to make distributions to our stockholders.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, mezzanine loans or B-Notes, and any classes of securities junior to those that we acquire, we may not be able to recover all of our capital in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality commercial mortgage-backed securities are generally less sensitive to interest rate changes than more highly rated commercial mortgage-backed securities, but more sensitive to adverse economic downturns or individual issuer developments. The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality commercial mortgage-backed securities because the ability of obligors of mortgages underlying commercial mortgage-backed securities to make principal and interest payments may be impaired.  In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We acquire and/or originate construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

If we do not have an adequate completion guarantee, risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion by a borrower under a mortgaged property involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Financial covenants could adversely affect our ability to conduct our business.

The mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases or other agreements or materially modify existing leases or other agreements without lender consent, to access cash flow in certain circumstances, and to discontinue insurance coverage, among other things. These restrictions could adversely affect operations, and our ability to pay debt obligations. In addition, in some instances guaranties given as further security for these mortgage loans contain affirmative covenants to maintain a minimum net worth and liquidity.

Joint venture investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

We co-invest with third parties through joint ventures. Although we generally retain control and decision-making authority in a joint venture relationship, in some circumstances (such as major decisions) we may not be permitted to exercise sole decision-making authority regarding such joint venture or the subject property. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals, and we may in certain circumstances be liable for the actions of our co-venturers. Consequently, actions by any such co-venturer might result in subjecting properties owned by the joint venture to additional risk, although these risks are mitigated by transaction structure and the terms and conditions of agreements governing the relationship.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our equity. In addition, the tax law would no longer require us to make distributions to our stockholders.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

If interest accrues on an indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a TRS to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate. A tax at a rate of 100% is also imposed on any transaction between a TRS and its parent REIT to the extent the transaction gives rise to deductions to the TRS that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms. While we will scrutinize all of our transactions with our taxable REIT subsidiaries in an effort to ensure that we do not become subject to these taxes, there is no assurance that we will be successful. We may not be able to avoid application of these taxes.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations.

Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1211 Avenue of the Americas New York, New York 10036, telephone 212-696-0100. This office is leased under a non-cancelable lease expiring September 30, 2025.

For a description of the commercial real estate properties we own as part of our investment portfolio, refer to section titled “Schedule III – Real Estate and Accumulated Depreciation” of Item 15 “Exhibits, Financial Statement Schedules.”

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

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of February 20, 2015, we had 947,675,799 shares of common stock issued and outstanding which were held by approximately 432,000 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	2014				2013
	High	Low	Close	Common Dividends Declared Per Share	High	Low	Close	Common Dividends Declared Per Share
First quarter	$11.51	$9.92	$10.97	$0.30	$16.18	$14.12	$15.89	$0.45
Second quarter	$11.87	$10.78	$11.43	$0.30	$16.00	$12.16	$12.57	$0.40
Third quarter	$11.95	$10.66	$10.68	$0.30	$12.69	$10.63	$11.58	$0.35
Fourth quarter	$11.65	$10.68	$10.81	$0.30	$12.22	$9.66	$9.97	$0.30

On February 20, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $10.72 per share.

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2014, we have paid full cumulative dividends on our preferred stock.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2009 to December 31, 2014 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and the two other indices on December 31, 2009. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Annaly Capital Management, Inc.	100	119	121	122	107	119
S&P 500 Index	100	115	117	135	176	198
BBG Reit Index	100	123	121	139	137	154

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

The following table provides information as of December 31, 2014 concerning shares of our common stock authorized for issuance under the Incentive Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding previously issued)
	(dollars in thousands)
Equity compensation plans approved by security holders	2,259,335	15.35	28,156,221
Equity compensation plans not approved by security holders	-	-	-
Total	2,259,335	15.35	28,156,221

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Selected Financial Data

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition
and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
Statement of Operations Data:	2014	2013	2012	2011	2010
		(dollars in thousands, except per share data)
Interest income	$2,632,647	$2,918,562	$3,259,145	$3,579,618	$2,683,134
Interest expense	512,659	624,714	667,172	480,326	428,225
Net interest income	2,119,988	2,293,848	2,591,973	3,099,292	2,254,909
Other income (loss)	(2,747,604)	1,676,144	(584,602)	(2,459,576)	(783,293)
General and administrative expenses	209,338	232,081	235,559	237,344	171,847
Income (loss) before income taxes and income from equity method investment in affiliate	(836,954)	3,737,911	1,771,812	402,372	1,299,769
Income (loss) from equity method investment in affiliate	-	-	-	1,140	2,945
Income taxes	5,325	8,213	35,912	59,051	35,434
Net income (loss)	(842,279)	3,729,698	1,735,900	344,461	1,267,280
Net income (loss) attributable to noncontrolling interest	(196)	-	-	-	-
Net income (loss) attributable to Annaly	(842,083)	3,729,698	1,735,900	344,461	1,267,280
Dividends on preferred stock	71,968	71,968	39,530	16,854	18,033
Net income (loss) available (related) to common stockholders	$(914,051)	$3,657,730	$1,696,370	$327,607	$1,249,247
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.96)	$3.86	$1.74	$0.37	$2.12
Diluted	$(0.96)	$3.74	$1.71	$0.37	$2.04
Weighted average number of common shares outstanding:
Basic	947,539,294	947,337,915	972,902,459	874,212,039	588,192,659
Diluted	947,539,294	995,557,026	1,005,755,057	874,518,938	625,307,174

Other Financial Data:
Total assets	$88,355,367	$81,922,460	$133,452,295	$109,630,002	$83,026,590
6.00% Series B Cumulative Convertible Preferred Stock	$-	$-	$-	$32,272	$40,032
Total equity	$13,333,781	$12,405,055	$15,924,444	$15,760,642	$9,864,900
Dividends declared per common share	$1.20	$1.50	$2.05	$2.44	$2.65

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All references to “Annaly”,“we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company. Refer to the section titled “Glossary of Terms” located at the end of this Item 7 for definitions of commonly used terms in this annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Overview

We are a leading mortgage REIT that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.” Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments. We own a portfolio of real estate related investments. We use our capital coupled with borrowed funds to invest in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities. For a full discussion of our business, refer to the section titled “Business Overview” of Item 1 “Business.”

Business Environment

We maintained the size of our Agency mortgage-backed securities portfolio in the fourth quarter of 2014 and remain cautious as the Federal Reserve (or Fed) ceased adding to their Agency mortgage backed securities portfolio in October of this year. The Fed has concluded the third round of their asset purchasing program known as Quantitative Easing 3 (QE3), and increases in the federal funds target rate are expected to begin in 2015. Furthermore, the recent decline in longer term interest rates has increased mortgage prepayment risk which may adversely impact MBS cash flows.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), recovered from a seasonally-adjusted annualized decline of 2.1% in the first quarter of 2014 to subsequently grow 4.6% and 5.0% in the second and third quarters of 2014, respectively, according to the Bureau of Economic Analysis. The year-over-year growth rate of 2.7% was slightly below the 3.1% growth rate in 2013. The components were mixed but generally positive, with consumer spending and private investment growing at approximately the same pace as 2013. The persistent fall in oil prices as well as continued employment gains through the fourth quarter of 2014 provides optimism for U.S. growth in the coming quarters.

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The employment situation improved vastly in 2014, with average monthly employment gains of 260,000 through December 2014 compared to 199,000 per month in 2013, according to the Bureau of Labor Statistics. The unemployment rate continued to decline, down to 5.6% in December 2014 compared to 6.7% in December 2013.

This is only slightly above the Fed’s own estimate of the mandate-consistent unemployment rate, which was placed at 5.2-5.5% as of December 17, 2014. However, labor market slack remains in long-term unemployment, the part-time employment share and those out of the labor force who desire a job, all of which remain elevated relative to long-term averages. Inflation remained below the Fed’s 2% target for the entirety of the year, as measured by the Personal Consumer Expenditure Chain Price Index (or PCE), and weakened in the fourth quarter of 2014 as oil prices suffered sharp declines. The headline PCE measure fell to 0.8% year-over-year in December 2014, down from December 2013 and 1.6% in June 2014, and is expected to fall further as the decline in energy prices take effect. The more stable core PCE measure, which excludes food and energy prices, also remained below target at 1.3% year-over-year in December 2014, unchanged from December 2013. The Federal Open Market Committee (FOMC or the Committee) has noted that “inflation persistently below its 2% objective could pose risks to economic performance,” and believes the current level of inflation below target is due to “transitory effects of lower energy prices and other factors” and expects inflation to rise gradually toward 2%.

The FOMC has aimed to support its dual mandate through both keeping its target rate at the zero lower bound and conducting open market operations, or Quantitative Easing (or QE). QE3 was announced on September 13, 2012 as the FOMC statement indicated they would begin making monthly purchases of Agency mortgage-backed securities at the initial pace of $40 billion. In addition, the FOMC announced that it would maintain its existing accommodative policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities purchases into new Agency mortgage-backed securities as part of its stimulus. Two meetings later, on December 12, 2012, the FOMC announced it would also begin purchasing longer-term Treasury securities at a monthly pace of $45 billion. This program was open-ended in nature, stating as its intent “to support a stronger economic recovery and to help ensure that inflation, over time, is at the rate most consistent with its dual mandate.” To further enhance their accommodative policy, at their December 12, 2012, meeting, the FOMC gave “forward guidance” on their future policy rate increases as follows: “the Committee expects that a highly accommodative stance of monetary policy will remain appropriate for a considerable time after the asset purchase program ends and the economic recovery strengthens.”

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

At their December 17-18, 2013 meeting, the FOMC decided to reduce monthly purchases of U.S. Treasury bonds and Agency mortgage-backed securities by $5 billion each, therefore purchasing $40 billion in U.S. Treasuries and $35 billion in Agency mortgage-backed securities per month beginning in January 2014. The Fed kept this “taper” in place throughout the year, reducing monthly purchases by a total of $10 billion during each meeting in 2014, eventually ending their program by reducing purchases by the final combined $15 billion at their October 28-29, 2014 meeting. Simultaneous to the release of their September 17, 2014 statement, the FOMC released their “policy normalization principles and plans,” in which they stated their intention to reduce their security holdings primarily by ceasing reinvestments only after their first rate hike and that they currently do not anticipate selling agency mortgage-backed securities as part of their normalization process.

Markets had muted reactions to the gradual lessening of stimulus, with financial conditions remaining more accommodative than normal (as measured by the Bloomberg Financial Conditions Index). Longer-term rates declined throughout the year, largely driven by declining market-based inflation expectations and inflation risk premium, in large part owing to significant declines in oil prices. The mortgage basis, or spread between the 30-year Agency mortgage-backed security current coupon and 10-year U.S. Treasury, remained stable throughout the year amidst muted volatility.

The following table summarizes interest rates as of each date presented:

	As of December 31,
	2014	2013	2012
30-Year mortgage current coupon	2.83%	3.61%	2.23%
Mortgage basis	66 bps	58 bps	47 bps
10-Year U.S. Treasury rate	2.17%	3.03%	1.76%

LIBOR:
1-Month	0.17%	0.17%	0.21%
6-Month	0.36%	0.35%	0.51%

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

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the years ended December 31, 2014, 2013 and 2012.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	As of and for the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
Interest income	$2,632,647	$2,918,562	$3,259,145
Interest expense	512,659	624,714	667,172
Net interest income	2,119,988	2,293,848	2,591,973
Other income (loss)	(2,747,604)	1,676,144	(584,602)
General and administrative expenses	209,338	232,081	235,559
Income (loss) before income taxes	(836,954)	3,737,911	1,771,812
Income taxes	5,325	8,213	35,912
Net income (loss)	(842,279)	3,729,698	1,735,900
Net income (loss) attributable to noncontrolling interest	(196)	-	-
Net income (loss) attributable to Annaly	(842,083)	3,729,698	1,735,900
Dividends on preferred stock	71,968	71,968	39,530
Net income (loss) available (related) to common stockholders	$(914,051)	$3,657,730	$1,696,370
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.96)	$3.86	$1.74
Diluted	$(0.96)	$3.74	$1.71
Weighted average number of common shares outstanding:
Basic	947,539,294	947,337,915	972,902,459
Diluted	947,539,294	995,557,026	1,005,755,057

Non-GAAP financial measures (1):
Economic interest expense	$1,338,019	$1,533,008	$1,560,941
Economic net interest income	$1,294,628	$1,385,554	$1,698,204
Core earnings	$1,147,739	$1,222,959	$1,537,732
Core earnings per average basic common share	$1.14	$1.21	$1.54

Other information:
Asset portfolio at period-end	$84,828,267	$75,120,622	$127,036,719
Average total assets	$85,446,307	$107,355,670	$126,649,002
Average equity	$12,972,683	$13,968,979	$16,206,642
Leverage at period-end (2)	5.4:1	5.0:1	6.5:1
Capital ratio	15.1%	15.1%	11.9%
Net interest margin	1.52%	1.31%	1.45%
Net interest spread	1.21%	1.09%	1.27%
Return on average total assets	(0.99%)	3.47%	1.37%
Return on average equity	(6.49%)	26.70%	10.71%
Constant prepayment rate	8%	14%	20%
Common stock book value per share	$13.10	$12.13	$15.85

(1)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.

(2)	Includes repurchase agreements, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. See “Non-GAAP Financial Measures” for further information.

2014 Compared with 2013

GAAP
Net income (loss) was ($842.3) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.96) per average basic common share, for the year ended December 31, 2014 compared to $3.7 billion, or $3.86 per average basic common share, for the same period in 2013. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps which resulted in a loss of $948.8 million for the year ended December 31, 2014 compared to a gain of $2.0 billion for the same period in 2013. The change in the fair value of interest rate swaps was primarily attributable to the downward trend in interest rates experienced during the year ended December 31, 2014 compared to the rise in interest rates experienced during the same period in 2013. The change in unrealized gains (losses) on interest rate swaps were partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated in 2014, which resulted in a $677.5 million increase in realized losses on the termination of interest rate swaps for the year ended December 31, 2014 compared to the same period in 2013.

Non-GAAP
Core earnings were $1.1 billion, or $1.14 per average basic common share, for the year ended December 31, 2014, a decrease of $75.2 million compared to $1.2 billion, or $1.21 per average basic common share, for the same period in 2013. We attribute the majority of the change to a decline in interest income of $285.9 million, primarily attributable to a decline in average Interest Earning Assets, partially offset by lower amortization expense and a decline in economic interest expense of $195.0 million, primarily attributable to a decline in average Interest Bearing Liabilities and swap notional amounts, for the year ended December 31, 2014 compared to the same period in 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

2013 Compared with 2012

GAAP
Net income (loss) increased $2.0 billion to $3.7 billion, or $3.86 per average basic common share for the year ended December 31, 2013, compared to $1.7 billion, or $1.74 per average basic common share, for the year ended December 31, 2012. We attribute the majority of the increase to the change in unrealized gains (losses) on interest rate swaps, which resulted in a gain of $2.0 billion for the year ended December 31, 2013 compared to a loss of $32.2 million for the same period in 2012. The change in the fair value of interest rate swaps was primarily attributable to the rise in interest rates experienced during the year ended December 31, 2013.

Non-GAAP
Core earnings were $1.2 billion, or $1.21 per average basic common share, for the year ended December 31, 2013, a decrease of $314.8 million compared to $1.5 billion, or $1.54 per average basic common share, for the same period in 2012. We attribute the majority of the decrease to a decline in economic net interest income of $312.7 million from 2012, primarily attributable to a decline in average Interest Earning Assets.

Non-GAAP Financial Measures

The non-GAAP measurements include the following:

●   core earnings;
●   core earnings per average basic common share;
●   economic interest expense; and
●   economic net interest income.

Core earnings represents a non-GAAP measure and is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment losses, GAAP net income (loss) attributable to noncontrolling interest and certain other non-recurring gains or losses.

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

Core Earnings

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the years ended December 31, 2014, 2013 and 2012 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(842,279)	$3,729,698	$1,735,900
Adjustments:
Realized (gains) losses on termination of interest rate swaps	779,333	101,862	2,385
Unrealized (gains) losses on interest rate swaps	948,755	(2,002,200)	32,219
Net (gains) losses on disposal of investments	(93,716)	(403,045)	(432,139)
Net loss on extinguishment of 4% Convertible Senior Notes	-	-	162,340
Net (gains) losses on trading assets	245,495	(1,509)	(22,910)
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	86,172	(244,730)	59,937
Impairment of goodwill	-	23,987	-
Loss on previously held equity interest in CreXus	-	18,896	-
Other non-recurring expense (1)	23,783	-	-
GAAP net income (loss) attributable to noncontrolling interest	196	-	-
Core earnings	$1,147,739	$1,222,959	$1,537,732
GAAP net income (loss) per average basic common share	$(0.96)	$3.86	$1.74
Core earnings per average basic common share	$1.14	$1.21	$1.54

(1)
Represents a one-time payment made by FIDAC to Chimera Investment Corp. (Chimera) to resolve issues raised in derivative demand letters sent to Chimera’s board of directors. This amount is included as a component of Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Years Ended:	(dollars in thousands)
December 31, 2014	$512,659	$825,360	$1,338,019	$2,119,988	$825,360	$1,294,628
December 31, 2013	$624,714	$908,294	$1,533,008	$2,293,848	$908,294	$1,385,554
December 31, 2012	$667,172	$893,769	$1,560,941	$2,591,973	$893,769	$1,698,204

(1)	Interest expense related to our interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Years Ended                   CPR
December 21, 2014          8%
December 31, 2013        14%
December 31, 2012        20%

We had average Interest Earning Assets of $85.2 billion, $105.4 billion and $117.3 billion, and the average yield on Interest Earning Assets was 3.09%, 2.77%, and 2.78% for the years ended December 31, 2014, 2013 and 2012, respectively.

2014 Compared with 2013

Interest income was $2.6 billion for the year ended December 31, 2014, a decrease of $0.3 billion compared to $2.9 billion for the same period in 2013. The decline was primarily due to a $20.2 billion decrease in average Interest Earning Assets, partially offset by lower amortization on our Investment Securities resulting from lower prepayment speeds, for the year ended December 31, 2014 compared to the same period in 2013.

2013 Compared with 2012

Interest income was $2.9 billion for the year ended December 31, 2013, a decrease of $0.4 billion compared to $3.3 billion for the same period in 2012. The decline was primarily due to an $11.9 billion decrease in average Interest Earning Assets, partially offset by lower amortization on our Investment Securities resulting from lower prepayment speeds, for the year ended December 31, 2013 compared to the same period in 2012.

Economic Interest Expense and the Average Cost of Interest Bearing Liabilities

Our largest expense is the average cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). The table below shows our average Interest Bearing Liabilities and average cost of Interest Bearing Liabilities as compared to average one-month and average six month LIBOR and economic interest expense for the periods presented.

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Years Ended:	(dollars in thousands)
December 31, 2014	$70,983,100	$72,481,614	$1,338,019	1.88%	0.16%	0.33%	(0.17%)	1.72%	1.55%
December 31, 2013	$91,182,731	$67,066,390	$1,533,008	1.68%	0.19%	0.41%	(0.22%)	1.49%	1.27%
December 31, 2012	$103,362,717	$105,914,990	$1,560,941	1.51%	0.24%	0.69%	(0.45%)	1.27%	0.82%

(1) Economic interest expense includes interest expense on interest rate swaps.

2014 Compared with 2013

Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2014 decreased by $195.0 million when compared to the year ended December 31, 2013, primarily due to the $20.2 billion decline in average Interest Bearing Liabilities and lower swap interest expense on lower average notional balances for the year ended December 31, 2014 compared to the same period in 2013, partially offset by a 20 basis point increase in cost of Interest Bearing Liabilities.

2013 Compared with 2012

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

As of December 31, 2014 and 2013, 98% and 99%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of December 31, 2014, the term to maturity of our repurchase agreements ranged from one day to five years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At December 31, 2014 and 2013, the weighted average cost of funds for all of our borrowings was 1.65% and 2.37%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015 and 5% Convertible Senior Notes due 2015 (collectively, the Convertible Senior Notes) and securitized debt of consolidated VIE, and the weighted average days to maturity was 142 days and 208 days, respectively.

Economic Net Interest Income

The table below shows our average Interest Earning Assets, total interest income, average yield on Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic net interest income, net interest spread and net interest margin for the periods presented.

Economic Net Interest Income

	Average Interest Earning Assets(1)	Total Interest Income	Average Yield on Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Spread	Net Interest Margin
For the Years Ended:	(dollars in thousands)
December 31, 2014	$85,170,734	$2,632,647	3.09%	$70,983,100	$1,338,019	1.88%	$1,294,628	1.21%	1.52%
December 31, 2013	$105,375,229	$2,918,562	2.77%	$91,182,731	$1,533,008	1.68%	$1,385,554	1.09%	1.31%
December 31, 2012	$117,274,876	$3,259,145	2.78%	$103,362,717	$1,560,941	1.51%	$1,698,204	1.27%	1.45%

(1)	Does not reflect unrealized gains/(losses) or premium/(discount).

(2)	Economic interest expense includes interest expense on interest rate swaps.

(3)	Economic net interest income includes interest expense on interest rate swaps.

2014 Compared with 2013

Economic net interest income totaled $1.3 billion for the year ended December 31, 2014, a decrease of $90.9 million compared to the same period in 2013. We attribute the majority of the change to a decline in interest income, primarily attributable to a decline in average Interest Earning Assets $20.2 billion, partially offset by a lower amortization expense, which reflects lower estimated prepayment speeds on our Agency mortgage-backed securities portfolio, and a decline in economic interest expense, primarily attributable to a decline in average Interest Bearing Liabilities of $20.2 billion and lower swap interest expense on lower average notional balances, for the year ended December 31, 2014 compared to the same period in 2013.

2013 Compared with 2012

Economic net interest income totaled $1.4 billion for the year ended December 31, 2013, a decrease of $312.6 million compared to the same period in 2012. The decline was primarily due to a lower net interest rate spread for the year ended December 31, 2013 compared to the same period in 2012. Our average Interest Earning Assets decreased by $11.9 billion during the year ended December 31, 2013 compared to the same period in 2012

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Other Income (Loss)

Other income (loss) is largely comprised of net gains (losses) on interest rate swaps, investment advisory income, net gains (losses) on disposal of investments, dividend income from affiliates, net gains (losses) on trading assets, net unrealized gains (losses) on interest-only Agency mortgage-backed securities and other income (loss). These components of other income (loss) for the years ended December 31, 2014, 2013 and 2012 were as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(2,553,448)	$992,044	$(928,373)
Investment advisory income	31,343	43,643	82,138
Net gains (losses) on disposal of investments	93,716	403,045	432,139
Dividend income from affiliates	25,189	18,575	28,336
Net gains (losses) on trading assets	(245,495)	1,509	22,910
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(86,172)	244,730	(59,937)
Other income (loss)	(12,737)	15,481	525

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps

2014 Compared with 2013

The aggregate net gains (losses) on interest rate swaps were ($2.6) billion for the year ended December 31, 2014 compared to $992.0 million for the same period in 2013. The change was primarily attributable to changes in unrealized gains (losses) reflecting the downward trend in interest rates during the year ended December 31, 2014 compared to rising interest rates for the same period in 2013. The changes in unrealized gains (losses) were partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated in 2014, which resulted in higher realized losses on termination of interest rate swaps during the year ended December 31, 2014 compared to the same period in 2013.

Investment advisory income decreased $12.3 million to $31.3 million for the year ended December 31, 2014, primarily due to lower advisory fees from affiliates and the sale of Merganser Capital Management, Inc. (or Merganser) , a registered investment advisor specializing in managing fixed income securities, to a third party in October 2013.

For the year ended December 31, 2014, we disposed of Investment Securities with a carrying value of $22.5 billion for an aggregate net gain of $94.5 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend income from affiliates increased $6.6 million to $25.2 million for the year ended December 31, 2014, due to a $9.0 million special dividend from our investment in Chimera recognized during the first quarter of 2014, partially offset by CreXus Investment Corp. ( or CreXus) declaring a dividend during the first quarter of 2013 but not during the same period in 2014 as a result of its acquisition. Chimera is and CreXus was managed by our wholly-owned subsidiary FIDAC.

Net gains (losses) on trading assets was ($245.5) million for the year ended December 31, 2014 compared to $1.5 million for the same period in 2013. The change was primarily attributable to higher net losses from interest rate swaptions.

Net unrealized gains (losses) on interest-only Agency mortgage-backed securities was ($86.2) million for the year ended December 31, 2014 compared to $244.7 million for the same period in 2013. The change was primarily attributable to the downward trend in interest rates experienced in 2014 compared to rising interest rates in 2013.

Other income (loss) was ($12.7) million for the year ended December 31, 2014 compared to $15.5 million for the same period in 2013. The change was primarily attributable to a one-time payment made in 2014 by FIDAC to Chimera to resolve issues raised in derivative demand letters sent to Chimera’s board of directors.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

2013 Compared with 2012

The aggregate net gains (losses) on interest rate swaps were $992.0 million for the years ended December 31, 2013 compared to ($928.4) million for the same period in 2012. The change was primarily attributable to the rise in interest rates experienced in 2013.

Investment advisory income decreased $38.5 million to $43.6 million for the year ended December 31, 2013, primarily due to lower advisory fees from affiliates.

For the year ended December 31, 2013, we disposed of Investment Securities with a carrying value of $56.8 billion for an aggregate net gain of $424.1 million.

Dividend income from affiliates decreased $9.8 million to $18.6 million for the year ended December 31, 2013,

primarily due to CreXus declaring a dividend for only the first quarter of 2013 as a result of its acquisition.

Net unrealized gains (losses) on interest-only Agency mortgage-backed securities was $244.7 million for the year ended December 31, 2013 compared to ($59.9) million for the same period in 2012. The change was primarily attributable to rising interest rates experienced in 2013.

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Years Ended:	(dollars in thousands)
December 31, 2014	$209,338	0.24%	1.61%
December 31, 2013	$232,081	0.22%	1.66%
December 31, 2012	$235,559	0.19%	1.45%

2014 Compared with 2013

G&A expenses decreased $22.7 million to $209.3 million for the year ended December 31, 2014 compared to the same period in 2013. The decline was attributable to a lower management fee and a decline in other general and administrative expenses, primarily brokerage expenses, in 2014.

2013 Compared with 2012

G&A expenses decreased $3.5 million to $232.1 million for the year ended December 31, 2013 compared to the same period in 2012. The decrease was primarily due to the result of the pro forma adjustment to the management fee which resulted in lower compensation expenses in 2013, partially offset by an increase in other general and administrative expenses which included $7.3 million related to our acquisition of CreXus in 2013.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Unrealized Gains and Losses
	As of December 31,
	2014	2013
	(dollars in thousands)
Unrealized gain	$950,072	$600,034
Unrealized loss	(745,189)	(3,348,967)
Net unrealized gain (loss)	$204,883	$(2,748,933)

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

The fair value of these securities being below amortized cost for the year ended December 31, 2014 is solely due to market conditions and not the quality of the assets. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded a net loss of $842.3 million, which includes a $0.2 million net loss attributable to a noncontrolling interest, for the year ended December 31, 2014 and net income of $3.7 billion and $1.7 billion for the years ended December 31, 2013 and 2012, respectively. Our return (loss) on average equity was (6.49%), 26.70% and 10.71% for the years ended December 31, 2014, 2013 and 2012, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity
	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Other Income (Loss)/Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Years Ended:
December 31, 2014	9.98%	0.24%	(15.16%)	0.10%	(0.24%)	(0.04%)	(6.49%)
December 31, 2013	9.92%	0.31%	18.25%	(0.06%)	(1.66%)	(0.06%)	26.70%
December 31, 2012	10.48%	0.51%	1.22%	0.17%	(1.45%)	(0.22%)	10.71%

(1)	Economic net interest income includes interest expense on interest rate swaps.

(2)	Other income (loss) includes dividend income from affiliates, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition

Total assets were $88.4 billion and $81.9 billion as of December 31, 2014 and 2013, respectively. The change was primarily due to an $11.2 billion increase in Agency mortgage-backed securities partially offset by a $1.6 billion decrease in Agency debentures.

Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2014 and 2013 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At December 31, 2014, and 2013 we had on our Consolidated Statements of Financial Condition a total of $19.6 million and $25.7 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $5.4 billion and $4.6 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $8.3 billion and $21.7 billion for the years ended December 31, 2014 and 2013, respectively. The weighted average experienced prepayment speed for the years ended December 31, 2014 and 2013 was 8% and 14%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Agency mortgage-backed securities and Agency debentures and interest-only securities, as of the dates presented. The index level for adjustable-rate Agency mortgage-backed securities and Agency debentures is the weighted average rate of the various short-term interest rate indices, which determine the coupon rate.

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Agency Mortgage-Backed Securities and Agency Debentures:
Principal Amount	$77,391,804	$71,430,069
Net Premium	4,118,679	3,558,168
Amortized Cost	81,510,483	74,988,237
Amortized Cost/Principal Amount	105.32%	104.98%
Carrying Value	81,711,172	72,238,708
Carrying Value / Principal Amount	105.58%	101.13%
Weighted Average Coupon Rate	3.69%	3.62%
Weighted Average Yield	2.81%	2.89%

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures:
Principal Amount	$3,870,609	$6,719,599
Weighted Average Coupon Rate	2.82%	2.81%
Weighted Average Yield	2.73%	2.80%
Weighted Average Term to Next Adjustment	35 Months	33 Months
Weighted Average Lifetime Cap	7.95%	6.44%
Principal Amount at Period End as % of Total Investment Securities	5.00%	9.41%

Fixed-Rate Agency Mortgage-Backed Securities and Agency Debentures:
Principal Amount	$73,521,195	$64,710,470
Weighted Average Coupon Rate	3.73%	3.71%
Weighted Average Yield	2.82%	2.90%
Principal Amount at Period End as % of Total Investment Securities	95.00%	90.59%

Agency Interest-Only Mortgage-Backed Securities:
Notional Amount	$8,008,538	$7,374,675
Net Premium	1,230,471	1,041,990
Amortized Cost	1,230,471	1,041,990
Amortized Cost/Notional Amount	15.36%	14.13%
Carrying Value	1,222,434	1,120,126
Carrying Value/Notional Amount	15.26%	15.19%
Weighted Average Coupon Rate	4.00%	3.82%
Weighted Average Yield	7.29%	9.00%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

At December 31, 2014 and 2013, we held Agency mortgage-backed securities and Agency debentures, excluding interest-only securities, with coupons linked to various indices. The following tables detail the portfolio characteristics by index.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index December 31, 2014

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	50 mo.	1 mo.	1 mo.	12 mo.	22 mo.
Weighted average annual period cap	1.75%	2.00%	-	-	2.00%	-
Weighted average lifetime cap at September 30, 2014	11.28%	9.58%	9.15%	10.71%	10.72%	4.28%
Investment principal value as percentage of Investment Securities at December 31, 2014	0.19%	2.73%	0.13%	0.18%	0.12%	1.65%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Adjustable-Rate Agency Mortgage-Backed Securities and Agency Debentures by Index December 31, 2013

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	40 mo.	1 mo.	1 mo.	18 mo.	34 mo.
Weighted average annual period cap	1.78%	2.00%	-	-	2.00%	-
Weighted average lifetime cap at December 31, 2013	11.20%	9.81%	7.36%	10.80%	10.74%	2.36%
Investment principal value as percentage of Investment Securities at December 31, 2013	0.40%	4.04%	0.28%	0.23%	0.18%	4.28%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, securitized debt of consolidated VIE, mortgages payable, participation sold, the non-cancelable office leases and employment agreements as of December 31, 2014. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. As of December 31, 2014, the interest rate swaps had a net negative fair value of $1.5 billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$60,562,124	$10,699,802	$100,000	$-	$71,361,926
Interest expense on repurchase agreements(1)	231,706	178,285	3,863	-	413,854
Convertible Senior Notes (principal)	857,541	-	-	-	857,541
Interest expense on Convertible Senior Notes	14,600	-	-	-	14,600
Securitized debt of consolidated VIE (principal)	153,954	106,746	-	-	260,700
Mortgages payable (principal)	334	18,772	23,375	103,950	146,431
Participation sold (principal)	296	13,138	-	-	13,434
Long-term operating lease obligations	888	7,169	7,129	22,291	37,477
Total	$61,821,443	$11,023,912	$134,367	$126,241	$73,105,963

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

We had no material unfunded loan commitments as of December 31, 2014.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use Federal Home Loan Bank of Des Moines (FHLB Des Moines) advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2014, we received $8.3 billion from principal repayments and $22.7 billion in cash from disposal of Investment Securities. During the year ended December 31, 2013, we received $21.7 billion from principal repayments and $56.5 billion in cash from disposal of Investment Securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,476	9,474
Additional paid-in capital	14,786,509	14,765,761
Accumulated other comprehensive income (loss)	204,883	(2,748,933)
Accumulated deficit	(2,585,436)	(534,306)
Total stockholders’ equity	$13,328,491	$12,405,055

Common and Preferred Stock

The following table provides a summary of options activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Years Ended:	(dollars in millions)
December 31, 2014	-	$-	210,000	$2.4
December 31, 2013	166,000	2.2	219,000	2.9
December 31, 2012	603,000	8.4	170,000	2.8

During the year ended December 31, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (or Series B Preferred Stock) were converted into 4.0 million shares of common stock.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2014, 2013 and 2012.

Distributions to Stockholders

Our policy is to distribute 100% of our REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, we distribute such shortfall within the next year as permitted by the Code. REIT taxable income will differ from GAAP net income (loss) due to timing differences, such as the amortization/accretion of premiums/discounts from purchases of Investment Securities and unrealized gains (losses) included in net income (loss).

We seek to generate income for distribution to our stockholders, typically by earning a spread between the yield on our assets and the cost of our borrowings. Our REIT taxable income, which serves as the basis for distributions to our stockholders, is generated primarily from this spread income.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

The following table provides a summary of dividend distribution activity for the periods presented:

	For the Years Ended:
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands, except per share data)
Dividends declared to common stockholders	$1,137,079	$1,420,856	$1,989,690
Dividends declared per common share	$1.20	$1.50	$2.05
Dividends paid to common stockholders after period end	$284,293	$284,230	$432,153
Dividends paid per common share after period end	$0.30	$0.30	$0.45
Date of dividends paid to common stockholders after period end	January 29, 2015	January 31, 2014	January 29, 2013
Dividends declared to Series A Preferred stockholders	$14,593	$14,593	$14,593
Dividends declared per Series A Preferred share	$1.97	$1.97	$1.97
Dividends declared to Series B Preferred stockholders	$-	$-	$289
Dividends declared per Series B Preferred share	$-	$-	$0.380
Dividends declared to Series C Preferred stockholders	$22,875	$22,875	$14,297
Dividends declared per Series C Preferred share	$1.91	$1.91	$1.19
Dividends declared to Series D Preferred stockholders	$34,500	$34,500	$10,351
Dividends declared per Series D Preferred share	$1.88	$1.88	$0.56

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

Our debt-to-equity ratio (including securitized debt of consolidated VIE, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carveouts) at December, 31, 2014 and 2013 was 5:4:1 and 5.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets, was 15.1% and 15.1% at December 31, 2014 and 2013, respectively.

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

The risk appetite statement asserts to key parameters to guide our risk management activities.  For a full discussion of our risk parameters, refer to the section titled “Business Overview” of Item 1 “Business.”

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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
Item 7. Management’s Discussion and Analysis

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

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets or an increase in the costs of financing caused by changes in market variables, such as interest rates, which affect the values of invested securities and other investment instruments.

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

Liquidity Risk Management

Our liquidity risk management strategy is designed to ensure the availability of sufficient resources to support our business and meet our financial obligations under both normal and adverse market and business environments.  Our liquidity risk management practices consist of the following primary elements:

Funding	Availability of diverse and stable sources of funds.
Excess Liquidity	Excess liquidity primarily in the form of unencumbered assets.
Maturity Profile	Diversity and tenor of liabilities and modest use of leverage.
Stress Testing	Scenario modeling to measure the resiliency of our liquidity position.
Liquidity Management Policies	Comprehensive policies including monitoring, risk limits and an escalation protocol.

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

Our repos generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made. Should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates suddenly increase leading to market value declines, resulting margin calls may cause an adverse change in our liquidity position.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

At December 31, 2014, we had total financial instruments and cash pledged as collateral for repurchase agreements and interest rate swaps of $77.0 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the year ended December 31, 2014 compared to the year ended December 31, 2013, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2014.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarters Ended:	(dollars in thousands)
December 31, 2014	$72,117,895	$71,361,926	$10,870	$100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375
December 31, 2013	67,509,177	61,781,001	345,470	100,000
September 30, 2013	76,265,080	69,211,309	217,693	31,074
June 30, 2013	93,250,767	81,397,335	2,569,531	171,234
March 31, 2013	106,440,476	100,322,942	3,425,546	4,933,465

At December 31, 2014, the repurchase agreements outstanding had weighted average remaining maturities of 141 days and the following remaining maturities and weighted average rates:

	December 31, 2014
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	0.00%	0.0%
2 to 29 days	28,354,167	0.35%	39.7%
30 to 59 days	17,336,469	0.43%	24.3%
60 to 89 days	4,040,677	0.38%	5.7%
90 to 119 days	2,945,495	0.50%	4.1%
Over 120 days(1)	18,685,118	1.24%	26.2%
Total	$71,361,926	0.61%	100.0%

(1) Approximately 15% of the total repurchase agreements had a remaining maturity over 1 year.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table provides the carrying amount of our encumbered and unencumbered financial assets as of December 31, 2014:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,584,701	$156,543	$1,741,244
Investments, at fair value:(1)
Agency mortgage-backed securities	74,006,480	8,290,488	82,296,968
Agency debentures	1,368,350	-	1,368,350
Commercial real estate debt and preferred equity	398,634	1,119,531	1,518,165
Corporate debt	-	166,464	166,464
Total financial assets	$77,358,165	$9,733,026	$87,091,191

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or used as collateral in financing arrangements (including certain collateral currently supporting existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets as of December 31, 2014.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$1,741,244
Investment Securities(2)	83,665,318
Total liquid assets	$85,406,562

Percentage of liquid assets to total assets	96.66%

(1)	Carrying value represents the market value of assets. The assets listed in this table include $77.0 billion of assets that have been pledged as collateral against existing liabilities as of December 31, 2014. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics.  We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations we use the stated maturities or prepayment expectations for assets that exhibit prepayment characteristics.  Cash and cash equivalents are included in the ‘within 3 months’ maturity bucket, as they are typically held for a short period of time.

With respect to each maturity bucket, our maturity gap is considered negative when the amount of maturing liabilities exceeds the amount of maturing assets. A negative gap increases our liquidity risk as we must enter into future liabilities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except for adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table below could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,741,244	$-	$-	$-	$1,741,244
Reverse repurchase agreements	100,000	-	-	-	100,000
Agency Mortgage-backed securities (principal)	3,648	38,184	1,521,631	74,419,536	75,982,999
Agency debentures (principal)	-	-	-	1,408,805	1,408,805
Corporate debt (principal)	-	-	10,036	157,979	168,015
Commercial real estate debt and preferred equity (principal)	28,457	511,510	684,946	296,059	1,520,972
Total financial assets	$1,873,349	$549,694	$2,216,613	$76,282,379	$80,922,035

Financial Liabilities:
Repurchase agreements	$49,731,313	$10,830,811	$10,699,802	$100,000	$71,361,926
Convertible Senior Notes (principal)	107,541	750,000	-	-	857,541
Securitized debt of consolidated VIE (principal)	-	153,954	106,746	-	260,700
Participation sold (principal)	76	220	13,138	-	13,434
Total financial liabilities	$49,838,930	$11,734,985	$10,819,686	$100,000	$72,493,601

Maturity gap	$(47,965,581)	$(11,185,291)	$(8,603,073)	$76,182,379	$8,428,434

Cumulative maturity gap	$(47,965,581)	$(59,150,872)	$(67,753,945)	$8,428,434

Interest rate sensitivity gap	$(15,682,226)	$(10,118,428)	$(11,556,723)	$45,785,811	$8,428,434

Cumulative rate sensitivity gap	$(15,682,226)	$(25,800,654)	$(37,357,377)	$8,428,434

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(19.38%)	(31.88%)	(46.16%)	10.42%

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

We also monitor early warning metrics designed to measure the quality and depth of liquidity sources based upon both company-specific and macro environmental conditions. The metrics assess both the short-term and long-term liquidity conditions and are integrated into our escalation protocol, with various liquidity ratings influencing management actions with respect to contingency planning and potential related actions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Investment/Market Risk Management

One of the primary risks we are subject to is interest rate risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2014 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(10.6%)	0.2%	1.3%
-50 Basis Points	(3.5%)	0.3%	1.8%
-25 Basis Points	(1.9%)	0.2%	1.4%
Base Interest Rate	-	-	-
+25 Basis Points	1.2%	(0.3%)	(2.0%)
+50 Basis Points	2.6%	(0.7%)	(4.7%)
+75 Basis Points	2.6%	(1.2%)	(8.0%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.2%	7.7%
-15 Basis Points	0.7%	4.6%
-5 Basis Points	0.2%	1.6%
Base Interest Rate	-	-
+5 Basis Points	(0.2%)	(1.4%)
+15 Basis Points	(0.7%)	(4.4%)
+25 Basis Points	(1.1%)	(7.4%)

(1)	Scenarios include Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
(2)	Scenarios include Investment Securities and derivative instruments.
(3)	NAV represents book value of equity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Credit and Counterparty Risk Management

Key risk parameters have been established to specify Annaly’s credit risk appetite. We will maintain a high quality asset portfolio with at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better), and an aggregate weighted average equivalency rating of single “A” or better.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency portions of our portfolio. We are exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt or equity positions. We are exposed to risk of loss if an issuer, borrower or counterparty fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy. Our management will monitor the overall portfolio risk and determine estimates of provision for loss. Our portfolio composition as of December 31, 2014 and December 31, 2013 was as follows:

Asset Portfolio (using balance sheet values)
Category	2014	2013
Agency mortgage-backed securities(1)	96.2%	93.7%
Agency debentures	1.6%	4.0%
Commercial real estate debt and equity investments(2)	2.0%	2.1%
Other mortgage-backed-securities	0.0%	0.0%
Corporate debt, held for investment	0.2%	0.2%

(1)	Including TBAs held for delivery.
(2)	Net of unamortized origination fees.

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

We also use interest rate swaps and other derivatives to manage interest rate risk. Under these agreements, we pledge securities and cash as collateral as part of a margin arrangement. If a counterparty were to default on its obligations, we would be exposed to a loss to a derivative counterparty to the extent that the amount of our securities or cash pledged exceeded the unrealized loss on the associated derivative and we were not able to recover the excess collateral. Additionally, we would be exposed to a loss to a derivative counterparty to the extent that our unrealized gains on derivative instruments exceeds the amount of the counterparty’s securities or cash pledged to us.

We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography.

The following table summarizes our exposure to counterparties by geography as of December 31, 2014:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	17	$49,751,635	$(1,157,868)	$2,993,453
Europe	10	17,710,251	(375,193)	943,289
Asia (non-Japan)	1	627,059	-	34,339
Japan	4	3,272,981	-	190,091
Total	32	$71,361,926	$(1,533,061)	$4,161,172

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met to claim the relief are that the mortgage real estate investment trust relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service.  While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

Critical Accounting Policies and Estimates

Our critical accounting policies which require us to make significant judgments or estimates are described below.  For more information on these critical accounting policies and other significant accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Valuation of Financial Instruments

Agency mortgage-backed securities and debentures

There is an active market for Agency mortgage-backed securities and debentures.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities.  All internal market values are compared to external pricing sources and/or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use a third-party supplied model to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts and expert judgement. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on investment securities are recorded on trade date based on the average cost of the security.

Consolidation of Variable Interest Entities

Determining whether an entity has a controlling financial interest in a VIE requires significant judgment related to assessing the purpose and design of the VIE and determination of the activities that most significantly impact its economic performance.  We must also identify explicit and implicit variable interests in the entity and consider our involvement in both the design of the VIE and its ongoing activities.   To determine whether consolidation of the VIE is required, we must apply judgment to assess whether we have the power to direct the most significant activities of the VIE and whether we have either the rights to receive benefits or obligation to absorb losses that could be potentially significant to the VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

B
Basis Point (BPs)
One hundredth of one percent, used in expressing differences in interest rates.  One basis point is 0.01% of yield. For example, a bond’s yield that changed from 3.00% to 3.50% would be said to have moved 50 basis points.

Benchmark
A bond or an index referencing a basket of bonds whose terms are used for comparison with other bonds of similar maturity. The global financial market typically looks to U.S. Treasury securities as benchmarks.

Beneficial Owner
One who benefits from owning a security, even if the security’s title of ownership is in the name of a broker or bank.

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

Collateral
Securities, cash or property pledged by a borrower or party to a derivative contract to secure payment of a loan or derivative. If the borrower fails to repay the loan or defaults under the derivative contract, the secured party may take ownership of the collateral.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Core Earnings and Core Earnings Per Basic Share
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest and certain other non-recurring gains or losses.

Corporate Debt
Non-government debt instruments issued by corporations. Long-term corporate debt can be issued as bonds or loans.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Economic Interest Expense
Non-GAAP financial measure that is composed of GAAP interest expense adjusted for realized gains or losses on interest rate swaps.

Economic Net Interest Income
Non-GAAP financial measure that is composed of GAAP net interest income adjusted for realized gains or losses on interest rate swaps.

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

I
In-the-Money
Description for an option that has intrinsic value and can be sold or exercised for a profit; a call option is in-the-money when the strike price (execution price) is below the market price of the underlying security.

Interest Bearing Liabilities
Refers to repurchase agreements, convertible senior notes, securitized debt of consolidated VIE, participation sold, FHLB Des Moines advances, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Interest Earning Assets
Refers to Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, cash and cash equivalents and commercial real estate debt and preferred equity interests. Average Interest Earning Assets is based on daily balances.

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

Internal Capital Adequacy Assessment Program (ICAAP)
The ongoing assessment and measurement of risks, and the amount of capital which is necessary to hold against those risks.  The objective is to ensure that a firm is appropriately capitalized relative to the risks in its business.

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

L
Leverage
The use of borrowed money to increase investing power and economic returns.

Leverage Ratio
Calculated as total debt to total stockholders' equity. For purposes of calculating this ratio total debt includes repurchase agreements, Convertible Senior Notes and non-recourse securitized debt of consolidated VIE, loan participation sold and mortgages payable.

LIBOR (London Interbank Offered Rate)
The rate banks charge each other for short-term Eurodollar loans. LIBOR is frequently used as the base for resetting rates on floating-rate securities and the floating-rate legs of interest rate swaps.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Monetary Policy
Action taken by the Board of Governors of the Federal Reserve System to influence the money supply or interest rates.

Mortgage-Backed Security (MBS)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Return on Average Equity
Calculated by taking earnings divided by average stockholders' equity.

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

Total Return Swap
A derivative instrument where one party makes payments at a predetermined rate (either fixed or variable) while receiving a return on a specific asset (generally an equity index, loan or bond) held by the counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are contained within the section titled “Risk Management” of Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's (or COSO) Internal Control-Integrated Framework (2013).

Based on management’s assessment management believes that as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.  The Company’s independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Annaly Capital Management, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Annaly Capital Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Annaly Capital Management Inc. and Subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 26, 2015

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES

ITEM 9B.   OTHER INFORMATION

None.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2014.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2014.

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

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2014.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2014.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Exhibits, Financial Statement Schedules

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

10.3
Management Agreement, effective as of July 1, 2013, by and between the Registrant and Annaly Management Company LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2013).*

10.4
Amendment No. 1 to Management Agreement, dated as of November 5, 2014, by and between the Registrant and Annaly Management Company LLC (incorporated by reference from Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014).*

10.5	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report Form 8-K filed with the SEC on June 1, 2010).*
12. 1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends and ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Glenn A. Votek, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Exhibits, Financial Statement Schedules

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

*           Exhibit Numbers 10.1, 10.3, 10.4 and 10.5 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Annaly Capital Management, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Annaly Capital Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 26, 2015

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,	December 31,
	2014	2013
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,584,701 and $371,790, respectively)	$1,741,244	$552,436
Reverse repurchase agreements	100,000	100,000
Securities borrowed	-	2,582,893
Investments, at fair value:
U.S. Treasury securities (including pledged assets of $0 and $1,113,027, respectively)	-	1,117,915
Agency mortgage-backed securities (including pledged assets of $74,006,480 and $63,897,873, respectively)	81,565,256	70,388,949
Agency debentures (including pledged assets of $1,368,350 and $2,931,261, respectively)	1,368,350	2,969,885
Investment in affiliates	143,045	139,447
Commercial real estate debt and preferred equity(1)	1,518,165	1,583,969
Investments in commercial real estate	210,032	60,132
Corporate debt, held for investment	166,464	117,687
Receivable for investments sold	1,010,094	1,193,730
Accrued interest and dividends receivable	278,489	273,079
Receivable for investment advisory income (including from affiliates of $10,402 and $6,839, respectively)	10,402	6,839
Goodwill	94,781	94,781
Interest rate swaps, at fair value	75,225	559,044
Other derivatives, at fair value	5,499	146,725
Other assets	68,321	34,949
Total assets	$88,355,367	$81,922,460

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
U.S. Treasury securities sold, not yet purchased, at fair value	$-	$1,918,394
Repurchase agreements	71,361,926	61,781,001
Securities loaned	-	2,527,668
Payable for investments purchased	264,984	764,131
Convertible Senior Notes	845,295	825,262
Securitized debt of consolidated VIE	260,700	-
Mortgages payable	146,553	19,332
Participation sold	13,693	14,065
Accrued interest payable	180,501	160,921
Dividends payable	284,293	284,230
Interest rate swaps, at fair value	1,608,286	1,141,828
Other derivatives, at fair value	8,027	55,518
Accounts payable and other liabilities	47,328	25,055
Total liabilities	75,021,586	69,517,405

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,643,079 and 947,432,862 issued and outstanding, respectively	9,476	9,474
Additional paid-in capital	14,786,509	14,765,761
Accumulated other comprehensive income (loss)	204,883	(2,748,933)
Accumulated deficit	(2,585,436)	(534,306)
Total stockholders’ equity	13,328,491	12,405,055
Noncontrolling interest	5,290	-
Total equity	13,333,781	12,405,055
Total liabilities and equity	$88,355,367	$81,922,460

(1)	Includes senior securitized mortgages of consolidated VIE with a carrying value of $398.6 million and $0 at December 31, 2014 and 2013, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

	For The Years Ended December 31,
	2014	2013	2012
Net interest income:
Interest income	$2,632,647	$2,918,562	$3,259,145
Interest expense	512,659	624,714	667,172
Net interest income	2,119,988	2,293,848	2,591,973
Other income (loss):
Realized gains (losses) on interest rate swaps(1)	(825,360)	(908,294)	(893,769)
Realized gains (losses) on termination of interest rate swaps	(779,333)	(101,862)	(2,385)
Unrealized gains (losses) on interest rate swaps	(948,755)	2,002,200	(32,219)
Subtotal	(2,553,448)	992,044	(928,373)
Investment advisory income	31,343	43,643	82,138
Net gains (losses) on disposal of investments	93,716	403,045	432,139
Net loss on extinguishment of 4% Convertible Senior Notes	-	-	(162,340)
Dividend income from affiliates	25,189	18,575	28,336
Net gains (losses) on trading assets	(245,495)	1,509	22,910
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(86,172)	244,730	(59,937)
Impairment of goodwill	-	(23,987)	-
Loss on previously held equity interest in CreXus	-	(18,896)	-
Other income (loss)	(12,737)	15,481	525
Subtotal	(194,156)	684,100	343,771
Total other income (loss)	(2,747,604)	1,676,144	(584,602)
General and administrative expenses:
Compensation and management fee	155,560	167,366	190,702
Other general and administrative expenses	53,778	64,715	44,857
Total general and administrative expenses	209,338	232,081	235,559
Income (loss) before income taxes	(836,954)	3,737,911	1,771,812
Income taxes	5,325	8,213	35,912
Net income (loss)	(842,279)	3,729,698	1,735,900
Net income (loss) attributable to noncontrolling interest	(196)	-	-
Net income (loss) attributable to Annaly	(842,083)	3,729,698	1,735,900
Dividends on preferred stock	71,968	71,968	39,530
Net income (loss) available (related) to common stockholders	$(914,051)	$3,657,730	$1,696,370

Statement continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.96)	$3.86	$1.74
Diluted	$(0.96)	$3.74	$1.71
Weighted average number of common shares outstanding:
Basic	947,539,294	947,337,915	972,902,459
Diluted	947,539,294	995,557,026	1,005,755,057
Dividends declared per share of common stock	$1.20	$1.50	$2.05
Net income (loss)	$(842,279)	$3,729,698	$1,735,900
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	3,048,291	(5,378,089)	482,765
Reclassification adjustment for net (gains) losses included in net income (loss)	(94,475)	(424,086)	(438,511)
Other comprehensive income (loss)	2,953,816	(5,802,175)	44,254
Comprehensive income (loss)	2,111,537	(2,072,477)	1,780,154
Comprehensive income (loss) attributable to noncontrolling interest	(196)	-	-
Comprehensive income (loss) attributable to Annaly	$2,111,733	$(2,072,477)	$1,780,154

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized losses on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012
(dollars in thousands, except per share data)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% SeriesC Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stockholders’ equity	Noncontrolling Interest	Total
BALANCE, December 31, 2011	177,088	-	-	9,702	15,068,870	3,008,988	(2,504,006)	15,760,642	-	15,760,642
Net income (loss) attributable to Annaly	-	-	-	-	-	-	1,735,900	1,735,900	-	1,735,900
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	482,765	-	482,765	-	482,765
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(438,511)	-	(438,511)	-	(438,511)
Exercise of stock options	-	-	-	6	8,432	-	-	8,438	-	8,438
Stock compensation expense	-	-	-	-	5,584	-	-	5,584	-	5,584
Conversion of Series B cumulative preferred stock	-	-	-	40	32,232	-	-	32,272	-	32,272
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,792	-	-	2,794	-	2,794
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	61,725	-	-	61,725	-	61,725
Equity component on 5% Convertible Senior Notes	-	-	-	-	11,717	-	-	11,717	-	11,717
Offering expenses	-	-	-	-	(248)	-	-	(248)	-	(248)
Net proceeds from 7.625% Series C Cumulative Redeemable Preferred Stock offering	-	290,514	-	-	-	-	-	290,514	-	290,514
Net proceeds from 7.50% Series D Cumulative Redeemable Preferred Stock offering	-	-	445,457	-	-	-	-	445,457	-	445,457
Extinguishment of convertible debt	-	-	-	-	(53,558)	-	-	(53,558)	-	(53,558)
Buyback of common stock	-	-	-	(278)	(396,772)	-	-	(397,050)	-	(397,050)
Disposal of subsidiary	-	-	-	-	-	-	5,223	5,223	-	5,223
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series B dividends, declared $0.375 per share	-	-	-	-	-	-	(289)	(289)	-	(289)
Preferred Series C dividends, declared $1.19 per share	-	-	-	-	-	-	(14,297)	(14,297)	-	(14,297)
Preferred Series D dividends, declared $0.56 per share	-	-	-	-	-	-	(10,351)	(10,351)	-	(10,351)
Common dividends declared, $2.05 per share	-	-	-	-	-	-	(1,989,690)	(1,989,690)	-	(1,989,690)
BALANCE, December 31, 2012	177,088	290,514	445,457	9,472	14,740,774	3,053,242	(2,792,103)	15,924,444	-	15,924,444
Net income (loss) attributable to Annaly	-	-	-	-	-	-	3,729,698	3,729,698	-	3,729,698
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(5,378,089)	-	(5,378,089)	-	(5,378,089)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(424,086)	-	(424,086)	-	(424,086)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204	-	2,204
Stock compensation expense	-	-	-	(2)	2,549	-	-	2,547	-	2,547
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,853	-	-	2,855	-	2,855
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	17,383	-	-	17,383	-	17,383
Disposal of subsidiary	-	-	-	-	-	-	20,923	20,923	-	20,923
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.50 per share	-	-	-	-	-	-	(1,420,856)	(1,420,856)	-	(1,420,856)
BALANCE, December 31, 2013	177,088	290,514	445,457	9,474	14,765,761	(2,748,933)	(534,306)	12,405,055	-	12,405,055
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(842,083)	(842,083)	-	(842,083)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(196)	(196)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	3,048,291	-	3,048,291	-	3,048,291
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(94,475)	-	(94,475)	-	(94,475)
Stock compensation expense	-	-	-	-	1,072	-	-	1,072	-	1,072
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,368	-	-	2,370	-	2,370
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	17,308	-	-	17,308	-	17,308
Contributions from noncontrolling interest	-	-	-	-	-	-	-	-	5,486	5,486
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	(1,137,079)	(1,137,079)	-	(1,137,079)
BALANCE, December 31, 2014	177,088	290,514	445,457	9,476	14,786,509	204,883	(2,585,436)	13,328,491	5,290	13,333,781

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For The Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(842,279)	$3,729,698	$1,735,900
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	664,379	973,968	1,470,801
Amortization of commercial real estate investment premiums and discounts, net	616	(238)	-
Amortization of intangibles	1,390	2,614	4,080
Amortization of deferred financing costs	9,951	8,152	6,965
Amortization of net origination fees and costs, net	(4,917)	-	-
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	37,341	17,101	18,017
Depreciation expense	3,205	-	-
Net gain on sale of commercial real estate	(2,748)	-	-
Net (gains) losses on sales of Agency mortgage-backed securities and debentures	(94,476)	(424,086)	(432,139)
Net loss on extinguishment of 4% Convertible Senior Notes	-	-	162,340
Stock compensation expense	1,072	2,547	5,584
Impairment of goodwill	-	23,987	-
Loss on previously held equity interest in CreXus	-	18,896	-
Non-cash component of disposal of subsidiary	-	-	(1,177)
Realized loss on disposal of subsidiary	-	21,041	-
Unrealized (gains) losses on interest rate swaps	948,755	(2,002,200)	32,219
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	86,172	(244,730)	59,937
Net (gains) losses on trading assets	245,495	(1,509)	(20,525)
Proceeds from repurchase agreements of RCap	881,680,774	1,453,216,892	733,739,097
Payments on repurchase agreements of RCap	(875,782,907)	(1,471,279,777)	(727,275,192)
Proceeds from reverse repurchase agreements	107,898,578	450,898,777	402,606,536
Payments on reverse repurchase agreements	(107,898,578)	(449,187,682)	(403,556,765)
Proceeds from securities borrowed	23,888,955	263,155,068	74,361,498
Payments on securities borrowed	(21,306,062)	(263,577,019)	(75,593,708)
Proceeds from securities loaned	41,939,298	484,836,546	185,657,591
Payments on securities loaned	(44,466,966)	(484,117,193)	(184,654,177)
Proceeds from U.S. Treasury securities	3,159,253	142,054,631	64,028,348
Payments on U.S. Treasury securities	(3,920,425)	(141,019,615)	(64,746,420)
Net payments on derivatives	(134,284)	(133,023)	(10,173)
Net change in:
Due to / from brokers	8,596	503	-
Other assets	(2,657)	3,897	(9,243)
Accrued interest and dividends receivable	(21,376)	141,207	(6,151)
Receivable for investment advisory income	(3,563)	10,891	1,820
Receivable from prime broker	-	-	3,272
Accrued interest payable	34,889	(25,975)	47,931
Accounts payable and other liabilities	987	3,909	3,241
Net cash provided by (used in) operating activities	6,128,468	(12,892,722)	7,639,507

Cash flows from investing activities:
Payments on purchases of Agency mortgage-backed securities and debentures	(38,626,689)	(39,071,377)	(86,161,777)
Proceeds from sales of Agency mortgage-backed securities and debentures	22,654,547	54,328,560	30,542,875
Principal payments on Agency mortgage-backed securities	8,312,784	21,748,131	35,133,544
Proceeds from Agency debentures called	-	2,147,205	1,801,283
Payments on purchases of corporate debt	(136,953)	(82,502)	(81,090)
Proceeds from corporate debt called	-	24,252	67,649
Principal payments on corporate debt	88,909	4,716	4,247
Acquisition of CreXus	-	(724,889)	-
Origination of commercial real estate investments, net	(246,833)	(984,743)	-
Proceeds from sales of commercial real estate held for sale	26,019	20,192	-
Principal payments on commercial real estate investments	316,082	114,999	-
Purchase of investments in real estate	(190,743)	-	-
Earn out payment	-	-	(13,387)
Proceeds from derivatives	-	7,465	10,379
Proceeds from sales of equity securities	-	-	4,048
Payment on disposal of subsidiary	-	16,209	(800)
Net cash provided by (used in) investing activities	(7,802,877)	37,548,218	(18,693,029)

Statement continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	195,370,377	381,641,327	352,497,651
Principal payments on repurchase agreements	(191,687,319)	(404,583,138)	(340,273,744)
Proceeds from issuance of securitized debt	260,700	-	-
Payment of deferred financing cost	(6,382)	-	-
Proceeds from exercise of stock options	-	2,204	8,438
Net proceeds from Series C Preferred offering	-	-	290,514
Net proceeds from Series D Preferred offering	-	-	445,457
Net proceeds from issuance of 5% Convertible Senior Notes offering	-	-	727,500
Net payment on extinguishment of 4% Convertible Senior Notes	-	-	(617,476)
Net proceeds from direct purchases and dividend reinvestments	2,370	2,855	2,794
Net (payments) proceeds from follow-on offerings	-	-	(248)
Proceeds from mortgages payable	127,325	-	-
Principal payments on participation sold	(309)	(200)	-
Principal payments on mortgages payable	(47)	-	-
Contributions from noncontrolling interests	5,486	-	-
Net payment on share repurchase	-	(141,149)	(255,901)
Dividends paid	(1,208,984)	(1,640,748)	(2,149,872)
Net cash provided by (used in) financing activities	2,863,217	(24,718,849)	10,675,113

Net (decrease) increase in cash and cash equivalents	1,188,808	(63,353)	(378,409)

Cash and cash equivalents, beginning of period	552,436	615,789	994,198
Cash and cash equivalents, end of period	$1,741,244	$552,436	$615,789
	-	-	-
Supplemental disclosure of cash flow information:
Interest received	$3,307,238	$4,035,661	$4,718,524
Dividends received	$25,189	$21,624	$29,522
Investment advisory income received	$27,780	$54,534	$84,483
Interest paid (excluding interest paid on interest rate swaps)	$496,033	$656,648	$595,152
Net interest paid on interest rate swaps	$812,108	$885,234	$892,656
Taxes paid	$8,314	$10,447	$52,590
	$-	$-	$-
Noncash investing activities:
Receivable for investments sold	$1,010,094	$1,193,730	$290,722
Payable for investments purchased	$264,984	$764,131	$8,256,957
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$2,953,816	$(5,802,175)	$44,254
	$-	$-	$-
Noncash financing activities:
Dividends declared, not yet paid	$284,293	$284,230	$432,154
Conversion of Series B cumulative preferred stock	$-	$-	$32,272
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$17,308	$17,383	$61,725
Equity component of 5% Convertible Senior Notes	$-	$-	$11,717

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

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

The Company’s business operations are primarily comprised of the following:

– Annaly, the parent company, which invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.

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

– Annaly Middle Market Lending LLC (“MML”) (formerly known as Charlesfort Capital Management LLC), a wholly-owned subsidiary which engages in corporate middle market lending transactions.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and cash held in money market funds on an overnight basis. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled approximately $1.6 billion and $371.8 million at December 31, 2014 and December 31, 2013, respectively.

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
Item 15.  Financial Statements

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

Corporate Debt – The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of December 31, 2014 and December 31, 2013.

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

Some derivative agreements contain provisions that allow for netting or setting off by counterparty; however, the Company elected to present related assets and liabilities on a gross basis in the Consolidated Statements of Financial Condition.

Interest rate swap agreements - Interest rate swaps are the primary instrument used to mitigate interest rate risk.  In particular, the Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared swaps are fair valued using internal pricing models and compared to the DCO’s market values.

Interest rate swaptions - Interest rate swaptions are purchased/sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid/received for interest rate swaptions is reported as an asset/liability in the Consolidated Statement of Financial Condition. The difference between the premium and the fair value of the swaption is reported in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received/paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

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
Item 15.  Financial Statements

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

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the years ended December 31, 2014, 2013 and 2012.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of December 31, 2014 and 2013.

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

Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements meet the criteria to permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows. The Company reports cash flows on reverse repurchase and repurchase agreements entered into by RCap and Shannon as operating activities in the Consolidated Statements of Cash Flows.

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
Item 15.  Financial Statements

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2014 and 2013.

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
Item 15.  Financial Statements

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

Investments in Commercial Real Estate – Investments in commercial real estate are carried at historical cost less accumulated depreciation. Historical cost includes all costs necessary to bring the asset to the condition and location necessary for its intended use, including financing during the construction period.  Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance which are not reimbursed by tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.

Investments in commercial real estate are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category                       Term
Building                        30-40 years
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
Item 15.  Financial Statements

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

Broker Dealer Activities

In January 2014, RCap ceased its trading activity in U.S. Treasury securities, derivatives and securities borrowed and loaned transactions.

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

Securities Borrowed and Loaned Transactions – RCap recorded securities borrowed and loaned transactions as collateralized financings.   Securities borrowed transactions required RCap to provide the counterparty with collateral in the form of cash, or other securities. RCap received collateral in the form of cash or other securities for securities loaned transactions.  RCap monitored the fair value of the securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.  Securities borrowed and securities loaned transactions were recorded at contract value.  For these transactions, the rebates accrued by RCap were recorded as interest income or expense.

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

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could potentially have a material effect on the Company’s consolidated financial statements:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted

ASU 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis
This update affects the following areas of the consolidation analysis:  limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds.
		January 1, 2016 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements
ASU 2015-01 Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)	This update eliminates from GAAP the concept of extraordinary items.	January 1, 2016 (early adoption permitted)	Not expected to have an impact on the consolidated financial statements.
ASU 2014-16 Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity
This ASU provides additional guidance for evaluating whether conversion rights, redemption rights, voting rights, liquidation rights and dividend payment preferences and other features embedded in a share, including preferred stock, contain embedded derivatives requiring bifurcation.  The update requires that an entity determine the nature of the host contract by considering all stated and implied terms and features in a hybrid instrument.
		January 1, 2016 (early adoption permitted)	Not expected to have an impact on the consolidated financial statements.
ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-04) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern
This ASU requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued.
		January 1, 2017 (early adoption permitted)	Not expected to have an impact on the consolidated financial statements.
ASU 2014-13, Consolidation (Topic 810) Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.
This Update provides a practical expedient to measure the fair value of the financial assets and financial liabilities of a consolidated collateralized financing entity, which the reporting entity has elected to or is required to measure on a fair value basis.
		January 1, 2015 (early adoption permitted)	Not expected to have an impact on the consolidated financial statements.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.	This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.	January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented for interim periods beginning after March 15, 2015	Will impact disclosures only and will not have a significant impact on the consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers
This guidance applies to contracts with customers to transfer goods or services and contracts to transfer nonfinancial assets unless those contracts are within the scope of other standards (for example, lease transactions).
		January 1, 2017	Not expected to have a significant impact on the consolidated financial statements.
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	This ASU raises the threshold for a disposal to be treated as discontinued operations.	January 1, 2015 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2014-04 Receivables–Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
This Update clarifies that an in substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when the creditor obtains legal title to the property upon completion of a foreclosure or the borrower conveys all interest in the property to the creditor through a deed in lieu of foreclosure or similar arrangement
		January 1, 2015	Not expected to have a significant impact on the consolidated financial statements.

Standards that were adopted

ASU 2014-17 Business Combinations (Topic 805): Pushdown Accounting
This amendment provides an acquired entity with the option to apply push down accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.
		November 18, 2014	Did not have a significant impact on the consolidated financial statements.
ASU 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income
This update requires the provision of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires presentation of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period
		January 1, 2014	Did not have a significant impact on the consolidated financial statements.
ASU 2011-11, Balance Sheet: Disclosures about Offsetting Assets and Liabilities
Under this update, the Company is required to disclose both gross and net information about both instruments and transactions eligible for offset in the Company’s Consolidated Statements of Financial Condition and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements.
		January 1, 2014	Did not have a significant impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

4.  AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of December 31, 2014 and 2013 which were carried at their fair value:

December 31, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$27,906,221	$47,979,778	$97,000	$75,982,999
Unamortized premium	1,951,798	3,396,368	20,560	5,368,726
Unamortized discount	(8,985)	(8,857)	(358)	(18,200)
Amortized cost	29,849,034	51,367,289	117,202	81,333,525
Gross unrealized gains	313,761	660,230	8,010	982,001
Gross unrealized losses	(322,094)	(424,800)	(3,376)	(750,270)
Estimated fair value	$29,840,701	$51,602,719	$121,836	$81,565,256

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$78,250,313	$3,083,212	$81,333,525
Gross unrealized gains	847,615	134,386	982,001
Gross unrealized losses	(732,533)	(17,737)	(750,270)
Estimated fair value	$78,365,395	$3,199,861	$81,565,256

December 31, 2013	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)
Principal outstanding	$24,458,925	$43,564,657	$120,739	$68,144,321
Unamortized premium	1,627,966	2,970,813	27,085	4,625,864
Unamortized discount	(9,533)	(11,568)	(383)	(21,484)
Amortized cost	26,077,358	46,523,902	147,441	72,748,701
Gross unrealized gains	227,423	456,057	9,845	693,325
Gross unrealized losses	(1,267,106)	(1,781,683)	(4,288)	(3,053,077)
Estimated fair value	$25,037,675	$45,198,276	$152,998	$70,388,949

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$68,784,424	$3,964,277	$72,748,701
Gross unrealized gains	538,556	154,769	693,325
Gross unrealized losses	(3,040,153)	(12,924)	(3,053,077)
Estimated fair value	$66,282,827	$4,106,122	$70,388,949

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.  The following table summarizes the Company’s Agency mortgage-backed securities as of December 31, 2014 and 2013, according to their estimated weighted average life classifications:

	December 31, 2014		December 31, 2013
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost

Less than one year	$43,248	$42,831	$65,584	$64,561
Greater than one year through five years	42,222,114	41,908,586	50,046,013	51,710,059
Greater than five years through ten years	39,018,833	39,098,352	14,915,716	15,292,973
Greater than ten years	281,061	283,756	5,361,636	5,681,108
Total	$81,565,256	$81,333,525	$70,388,949	$72,748,701

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

The weighted average lives of the Agency mortgage-backed securities at December 31, 2014 and 2013 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	$4,613,599	$(36,959)	205	$47,677,197	$(2,569,474)	583
12 Months or More	35,175,194	(713,311)	302	6,102,283	(483,603)	55
Total	$39,788,793	$(750,270)	507	$53,779,480	$(3,053,077)	638

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

During the year ended December 31, 2014, the Company disposed of $20.6 billion of Agency mortgage-backed securities, resulting in a realized gain of $179.7 million.  During the year ended December 31, 2013, the Company disposed of $54.5 billion of Agency mortgage-backed securities, resulting in a realized gain of $440.2 million.  During the year ended December 31, 2012, the Company sold $30.4 billion of Agency mortgage-backed securities, resulting in a realized gain of $438.5 million.  Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of December 31, 2014 and 2013 had net unrealized gains (losses) of ($8.0) million and $78.1 million and an amortized cost of $1.2 billion and $1.0 billion, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

6.  COMMERCIAL REAL ESTATE INVESTMENTS

At December 31, 2014 and 2013, commercial real estate investments were composed of the following:

CRE Debt and Preferred Equity Investments

	December 31, 2014			December 31, 2013
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$384,304	$383,895	25.2%	$669,512	$667,299	42.2%
Senior securitized mortgages(3)	399,541	398,634	26.3%	-	-	0.0%
Subordinate notes	-	-	0.0%	41,059	41,408	2.6%
Mezzanine loans	522,474	522,731	34.4%	626,883	628,102	39.5%
Preferred equity	214,653	212,905	14.1%	249,769	247,160	15.7%
Total	$1,520,972	$1,518,165	100.0%	$1,587,223	$1,583,969	100.0%

(1) Carrying value includes unamortized origination fees of $3.0 million and $4.9 million as of December 31, 2014 and December 31, 2013, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

	December 31, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	127,112	-	-	122,742	-	249,854
Principal payments	(12,756)	-	(41,059)	(227,151)	(35,116)	(316,082)
Sales (principal)	-	-	-	-	-	-
Amortization & accretion of (premium) discounts	(138)	-	(349)	(1,093)	108	(1,472)
Net (increase) decrease in origination fees	(2,427)	(116)	-	(478)	-	(3,021)
Amortization of net origination fees	2,783	772	-	609	753	4,917
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$383,895	$398,634	$-	$522,731	$212,905	$1,518,165

	December 31, 2013
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$101,473	$-	$41,851	$547,068	$39,060	$729,452
Originations & advances (principal)	590,039	-	-	184,704	210,000	984,743
Principal payments	(24,333)	-	(235)	(90,431)	-	(114,999)
Sales (principal)	(13,750)	-	-	-	-	(13,750)
Amortization & accretion of (premium) discounts	(109)	-	(208)	(484)	85	(716)
Net (increase) decrease in origination fees	151	-	-	(285)	(2,118)	(2,252)
Amortization of net origination fees	1,328	-	-	30	133	1,491
Transfers	12,500	-	-	(12,500)	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969

(1) Assets of consolidated VIE.

Internal CRE Debt and Preferred Equity Investment Ratings

	December 31, 2014
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing	Watch List	Defaulted-Recovery		Workout
	(dollars in thousands)
Senior mortgages	$384,304	25.2%	$371,331	$-	$12,973	(2)	$-
Senior securitized mortgages(1)	399,541	26.3%	390,291	9,250	-		-
Subordinate notes	-	0.0%	-	-	-		-
Mezzanine loans	522,474	34.4%	522,474	-	-		-
Preferred equity	214,653	14.1%	214,653	-	-		-
	$1,520,972	100.0%	$1,498,749	$9,250	$12,973		$-

	December 31, 2013
		Percentage of CRE Debt and	Internal Ratings
Investment Type	Outstanding Principal	Preferred Equity Portfolio	Performing	Watch List	Defaulted-Recovery		Workout
	(dollars in thousands)
Senior mortgages	$669,512	42.2%	$644,039	$-	$25,473	(3)	$-
Subordinate notes	41,059	2.6%	41,059	-	-		-
Mezzanine loans	626,883	39.5%	620,883	-	6,000		-
Preferred equity	249,769	15.7%	249,769	-	-		-
	$1,587,223	100.0%	$1,555,750	$-	$31,473		$-

(1) Assets of consolidated VIE.
(2) Relates to one loan on nonaccrual status.
(3) Includes one loan on non-accrual status with a carrying value of $12.9 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

Real Estate Acquisitions

In November 2014, a joint venture, in which the Company has a 90% interest, acquired eleven retail properties located in New York, Ohio and Georgia. The purchase price was funded with cash and a new $104.0 million, ten-year, 4.03% fixed-rate interest-only mortgage loan.
The following table summarizes acquisitions of real estate held for investment during the year ended December 31, 2014:

Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)
April 2014	Single-tenant retail	Tennessee	$ 19,000	8
June 2014	Multi-tenant retail	Virginia	$ 17,743	7
November 2014	Multi-tenant retail	New York, Ohio, Georgia	$ 154,000	4.6
(1) Does not include extension options.

The aforementioned acquisitions were accounted for using the acquisition method of accounting. The Company incurred approximately $2.3 million of transaction costs in connection with the acquisitions, which were expensed during the year ended December 31, 2014 and are reflected in Other general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss). The following table presents the aggregate allocation of the purchase price:

	Tennessee	Virginia	Joint Venture	Total
	(dollars in thousands)
Purchase Price Allocation:
Land	$3,503	$6,394	$21,581	$31,478
Buildings	11,960	10,862	97,133	119,955
Site improvements	1,349	1,184	12,952	15,485
Tenant Improvements	-	-	9,601	9,601
Real estate held for investment	16,812	18,440	141,267	176,519

Intangible assets (liabilities):
Leasehold intangible assets	4,288	3,218	22,555	30,061
Above market lease	-	-	5,463	5,463
Below market lease value	(2,100)	(3,915)	(15,285)	(21,300)
Total purchase price	$19,000	$17,743	$154,000	$190,743

The weighted average amortization period for intangible assets and liabilities is 4.25 years.  Above market leases and leasehold intangible assets are included in Other assets and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.  The fair value of the 10% non-controlling interest in the joint venture at the acquisition date was $15.4 million. The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

Total Commercial Real Estate Investment

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$38,117	$6,639
Buildings and improvements	176,139	31,100
Subtotal	214,256	37,739
Less: accumulated depreciation	(4,224)	(877)
Total real estate held for investment at amortized cost, net	210,032	36,862
Real estate held for sale at fair value	-	23,270
Total investment in commercial real estate, net	210,032	60,132
Net carrying value of CRE Debt and Preferred Equity Investments	1,518,165	1,583,969
Total commercial real estate investments	$1,728,197	$1,644,101

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

Depreciation expense was $3.2 million and $0.9 million for the year ended December 31, 2014 and 2013, respectively and is included in General and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).  The table below presents the minimum future rentals on noncancelable leases of the Company’s commercial real estate investments as of December 31, 2014.

The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2014 for the consolidated properties, including consolidated joint venture properties are as follows (in thousands):

Rental Income

December 31, 2014
(dollars in thousands)
2015	$20,299
2016	18,285
2017	15,661
2018	13,388
2019	11,050
Later years	51,087
$129,770

Mortgage loans payable as of December 31, 2014 and 2013, were as follows:

December 31, 2014
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
		(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	9/6/2019	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	12/6/2024	First liens
Arizona	16,709	16,600	3.50%	Fixed	1/1/2017	First liens
Nevada	2,519	2,505	3.45%	Floating (1)	3/29/2017	First liens
	$146,553	$146,430

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2013
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
		(dollars in thousands)
Arizona	$16,762	$16,600	3.50%	Fixed	1/1/2017	First liens
Nevada	2,570	2,550	3.45%	Floating (1)	3/29/2017	First liens
	$19,332	$19,150

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

The following table details future mortgage loan principal payments as of December 31, 2014:

Years Ending December 31,	Mortgage Loan Principal Payments
(dollars in thousands)
2015	$334
2016	399
2017	18,372
2018	-
2019	23,375
Later years	103,950
$146,430

VIE

Securitization

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

As of December 31, 2014 the carrying value of the Trust’s assets was $398.6 million, net of $0.9 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of December 31, 2014, the carrying value of the Trust’s liabilities was $260.7 million, classified as Securitized debt in the accompanying Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
December 31, 2014	(dollars in thousands)
Assets:
U.S. Treasury securities	$-	$-	$-	$-
Agency mortgage-backed securities	-	81,565,256	-	81,565,256
Agency debentures	-	1,368,350	-	1,368,350
Investment in affiliates	143,045	-	-	143,045
Interest rate swaps	-	75,225	-	75,225
Other derivatives	117	5,382	-	5,499
Total Assets	$143,162	$83,014,213	$-	$83,157,375
Liabilities:
U.S. Treasury securities sold, not yet purchased	$-	$-	$-	$-
Interest rate swaps	-	1,608,286	-	1,608,286
Other derivatives	3,769	4,258	-	8,027
Total Liabilities	$3,769	$1,612,544	$-	$1,616,313

	Level 1	Level 2	Level 3	Total
At December 31, 2013	(dollars in thousands)
Assets:
U.S. Treasury securities	$1,117,915	$-	$-	$1,117,915
Agency mortgage-backed securities	-	70,388,949	-	70,388,949
Agency debentures	-	2,969,885	-	2,969,885
Investment in affiliates	139,447	-	-	139,447
Interest rate swaps	-	559,044	-	559,044
Other derivatives	3,487	143,238	-	146,725
Total Assets	$1,260,849	$74,061,116	$-	$75,321,965
Liabilities:
U.S. Treasury securities sold, not yet purchased	$1,918,394	$-	$-	$1,918,394
Interest rate swaps	-	1,141,828	-	1,141,828
Other derivatives	439	55,079	-	55,518
Total Liabilities	$1,918,833	$1,196,907	$-	$3,115,740

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

The following table summarizes the estimated fair value for financial assets and liabilities as of December 31, 2014 and 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

		December 31, 2014		December 31, 2013
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,741,244	$1,741,244	$552,436	$552,436
Reverse repurchase agreements	1	100,000	100,000	100,000	100,000
Securities borrowed	1	-	-	2,582,893	2,582,893
U.S. Treasury securities	1	-	-	1,117,915	1,117,915
Agency mortgage-backed securities	2	81,565,256	81,565,256	70,388,949	70,388,949
Agency debentures	2	1,368,350	1,368,350	2,969,885	2,969,885
Investment in affiliates	1	143,045	143,045	139,447	139,447
Commercial real estate debt and preferred equity	3	1,518,165	1,528,444	1,583,969	1,581,836
Corporate debt	2	166,464	166,056	117,687	118,362
Interest rate swaps	2	75,225	75,225	559,044	559,044
Other derivatives	1,2	5,499	5,499	146,725	146,725

Financial liabilities:
U.S. Treasury securities sold, not yet purchased	1	$-	$-	$1,918,394	$1,918,394
Repurchase agreements	1,2	71,361,926	71,587,222	61,781,001	62,134,133
Securities loaned	1	-	-	2,527,668	2,527,668
Convertible Senior Notes	1	845,295	863,470	825,262	870,199
Securitized debt of consolidated VIE	2	260,700	262,061	-	-
Mortgages payable	2	146,553	146,611	19,332	19,240
Participation sold	3	13,693	13,655	14,065	14,050
Interest rate swaps	2	1,608,286	1,608,286	1,141,828	1,141,828
Other derivatives	1,2	8,027	8,027	55,518	55,518

8.  SECURED FINANCING

The Company had outstanding $71.4 billion and $61.8 billion of repurchase agreements with weighted average borrowing rates of 1.62% and 2.33%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 141 days and 204 days as of December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, the repurchase agreements had the following remaining maturities and weighted average rates:

	December 31, 2014		December 31, 2013
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate

1 day	$-	0.00%	$-	0.00%
2 to 29 days	28,354,167	0.35%	21,171,574	0.36%
30 to 59 days	17,336,469	0.43%	13,373,921	0.43%
60 to 89 days	4,040,677	0.38%	3,592,266	0.44%
90 to 119 days	2,945,495	0.50%	4,010,334	0.52%
Over 120 days(1)	18,685,118	1.24%	19,632,906	1.29%
Total	$71,361,926	0.61%	$61,781,001	0.68%

(1) Approximately 15% and 16% of the total repurchase agreements had a remaining maturity over 1 year as of December 31, 2014 and 2013, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

	December 31, 2014		December 31, 2013
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$700,000	$71,961,926	$2,524,980	$64,205,981
Amounts Offset	(600,000)	(600,000)	(2,424,980)	(2,424,980)
Netted Amounts	$100,000	$71,361,926	$100,000	$61,781,001

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

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2014 and 2013:

Derivatives Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$75,225	$559,044
Interest rate swaptions	Other derivative contracts, at fair value	5,382	110,361
TBA derivatives	Other derivative contracts, at fair value	-	20,693
MBS options	Other derivative contracts, at fair value	-	12,184
Futures contracts	Other derivative contracts, at fair value	117	3,487
		$80,724	$705,769

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	1,608,286	1,141,828
Interest rate swaptions	Other derivative contracts, at fair value	-	24,662
TBA derivatives	Other derivative contracts, at fair value	4,258	13,779
MBS options	Other derivative contracts, at fair value	-	16,638
Futures contracts	Other derivative contracts, at fair value	3,769	439
		$1,616,313	$1,197,346

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2014 and 2013:

December 31, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,502,505	1.63%	0.17%	2.64
3 - 6 years	11,138,000	2.06%	0.22%	5.18
6 - 10 years	13,069,200	2.67%	0.23%	8.57
Greater than 10 years	4,751,800	3.58%	0.20%	19.53
Total / Weighted Average	$31,461,505	2.49%	0.22%	8.38

(1)	Notional amount includes $500.0 million in forward starting pay fixed swaps.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 3.25%.

December 31, 2013
Maturity	Current Notional	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$24,286,000	1.83%	0.18%	1.98
3 - 6 years	8,865,410	2.02%	0.19%	4.19
6 - 10 years	15,785,500	2.37%	0.23%	7.66
Greater than 10 years	3,490,000	3.62%	0.20%	19.93
Total / Weighted Average	$52,426,910	2.14%	0.20%	5.26

The following table summarizes certain characteristics of the Company’s interest rate swaptions at December 31, 2014 and 2013:

December 31, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$1,750,000	2.88%	3M LIBOR	9.17	3.59
Short	$-	-	-	-	-

December 31, 2013	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$5,150,000	3.07%	3M LIBOR	10.10	4.26
Short	$1,000,000	3M LIBOR	2.83%	5.96	23.71

The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2014 and 2013:

December 31, 2014
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(375,000)	(375,430)	(379,688)	(4,258)
Net TBA derivatives	$(375,000)	$(375,430)	$(379,688)	$(4,258)

December 31, 2013
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,625,000	$2,733,682	$2,722,324	$(11,357)
Sale contracts	(3,875,000)	(3,923,213)	(3,904,941)	18,271
Net TBA derivatives	$(1,250,000)	$(1,189,531)	$(1,182,617)	$6,914

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about  derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of December 31, 2014 and 2013, respectively.

December 31, 2014		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$75,225	$(66,180)	$-	$9,045
Interest rate swaptions, at fair value	5,382	-	-	5,382
TBA derivatives, at fair value	-	-	-	-
MBS options, at fair value	-	-	-	-
Futures contracts, at fair value	117	(117)	-	-

Liabilities:
Interest rate swaps, at fair value	$1,608,286	$(66,180)	$(869,302)	$672,804
Interest rate swaptions, at fair value	-	-	-	-
TBA derivatives, at fair value	4,258	-	-	4,258
MBS options, at fair value	-	-	-	-
Futures contracts, at fair value	3,769	(117)	-	3,652

		Amounts Eligible for Offset
December 31, 2013	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$559,044	$(408,553)	$-	$150,491
Interest rate swaptions, at fair value	110,361	(24,662)	-	85,699
TBA derivatives, at fair value	20,693	(9,775)	-	10,918
MBS options, at fair value	12,184	(3,292)	-	8,892
Futures contracts, at fair value	3,487	(439)	-	3,048

Liabilities:
Interest rate swaps, at fair value	$1,141,828	$(408,553)	$-	$733,275
Interest rate swaptions, at fair value	24,662	(24,662)	-	-
TBA derivatives, at fair value	13,779	(9,775)	-	4,004
MBS options, at fair value	16,638	(3,292)	-	13,346
Futures contracts, at fair value	439	(439)	-	-

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Years Ended:
December 31, 2014	$(825,360)	$(779,333)	$(948,755)
December 31, 2013	$(908,294)	$(101,862)	$2,002,200
December 31, 2012	$(893,769)	$(2,385)	$(32,219)
(1) Interest expense related to interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2014, the swap portfolio, excluding forward starting swaps, had a weighted average pay rate of 2.49% and a weighted average receive rate of 0.22%. The weighted average pay rate at December 31, 2013 was 2.14% and the weighted average receive rate was 0.20%.
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

Years Ended December 31, 2014
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(60,091)	$(12,763)	$(72,854)
Net interest rate swaptions	$(121,345)	$(20,167)	$(141,512)
U.S. Treasury futures	$(30,056)	$(6,701)	$(36,757)
			$(251,123)

Year Ended December 31, 2013
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$33,728	$6,630	$40,358
Net interest rate swaptions	$(2,697)	$(15,467)	$(18,164)
U.S. Treasury futures	$(38,514)	$(2,851)	$(41,365)
			$(19,171)

(1) Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2014 was approximately $1.5 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

10.  CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes due 2015 (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. The Company has repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes as of December 31, 2014. Interest on the 4% Convertible Senior Notes is paid semi-annually at a rate of 4% per year and the 4% Convertible Senior Notes will mature on February 15, 2015 unless repurchased or converted earlier. The 4% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 4% Convertible Senior Notes.  The initial conversion rate was 46.6070, which was equivalent to an initial conversion price of approximately $21.4560 per share of Common Stock. The conversion rate at December 31, 2014 was 88.7389, which is equivalent to a conversion price of approximately $11.2690 per share of Common Stock.  The conversion rate is subject to adjustment in certain circumstances.  There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

The intrinsic value of the contingent beneficial conversion feature was $110.5 million and $93.2 million at December 31, 2014 and 2013, respectively, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 4% Convertible Senior Notes. The unamortized contingent beneficial conversion feature of the 4% Convertible Senior Notes at December 31, 2014 and 2013 of $10.8 million and $26.9 million, respectively, is recognized in interest expense over the remaining life of the notes.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes. The initial conversion rate and conversion rate at December 31, 2014 was 52.7969, which was equivalent to an

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At December 31, 2014 and 2013, $1.5 million and $5.4 million, respectively, of the unamortized discount had not been reflected in interest expense.

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

(A) Common Stock

At December 31, 2014 and 2013, the Company had issued and outstanding 947,643,079 and 947,432,862  shares of common stock, with a par value of $0.01 per share.

No options were exercised during the year ended December 31, 2014.  During the year ended December 31, 2013, 166,000 options were exercised for an aggregate exercise price of $2.2 million.  During the year ended December 31, 2012, 603,000 options were exercised for an aggregate exercise price of $8.4 million.

During the year ended December 31, 2014, we raised $2.4 million, by issuing 210,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the year ended December 31, 2013, we raised $2.9 million, by issuing 219,000 shares, through the Direct Purchase and Dividend Reinvestment Program.  During the year ended December 31, 2012, we raised $2.8 million, by issuing 170,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

During the year ended December 31, 2012, 1.3 million shares of Series B Preferred Stock were converted into 4.0 million shares of common stock.

In October 2012, the Company announced that its board of directors (“Board of Directors”) had authorized the repurchase of up to $1.5 billion of its outstanding common shares over a 12 month period. All common shares purchased were part of a publicly announced plan in open-market transactions. The repurchase plan expired in October 2013. There were no purchases made by the Company under this repurchase plan during the year ended December 31, 2013.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

The Company did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2014 and 2013.

(B) Preferred Stock

At December 31, 2014 and 2013, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through December 31, 2014, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2014 and 2013, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2014, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At December 31, 2014 and 2013, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2014, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

(C) Distributions to Stockholders

During the year ended December 31, 2014, the Company declared dividends to common stockholders totaling $1.1 billion, or $1.20 per common share, of which $284.3 million, or $0.30 per common share, was paid to stockholders on January 29, 2015. During the year ended December 31, 2014, the Company declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, Series C Preferred stockholders totaling approximately $22.9 million or $1.91 per share, Series D Preferred stockholders totaling approximately $34.5 million or $1.88 per share.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

12. INTEREST INCOME AND INTEREST EXPENSE	The table below presents the components of the Company’s interest income and interest expense for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	December 31,	December 31,	December 31,
	2014	2013	2012
Interest income:	(dollars in thousands)
Investment Securities	$2,467,783	$2,788,354	$3,217,648
Commercial investment portfolio(1)	161,837	81,445	7,621
U.S. Treasury securities	1,329	29,081	17,222
Securities loaned	114	8,788	9,903
Reverse repurchase agreements	1,335	10,459	6,218
Other	249	435	533
Total interest income	2,632,647	2,918,562	3,259,145
Interest expense:
Repurchase agreements	417,194	530,170	577,243
Convertible Senior Notes	87,293	67,057	67,221
U.S. Treasury securities sold, not yet purchased	1,076	20,235	15,114
Securities borrowed	95	6,785	7,594
Securitized debt of consolidated VIE	6,350	-	-
Participation sold	651	467	-
Total interest expense	512,659	624,714	667,172
Net interest income	$2,119,988	$2,293,848	$2,591,973

(1) Includes commercial real estate debt, preferred equity and corporate debt.

13.  GOODWILL

At December 31, 2014 and 2013, goodwill totaled $94.8 million. In 2013, the Company recorded a $32.4 million reduction of goodwill related to Merganser, which was comprised of a $24.0 million impairment charge based on market information that became available to the Company and an $8.4 million reduction resulting from the sale of the net assets and operations of the entity. The Company also recorded $71.8 million of additional goodwill associated with the acquisition of CreXus in 2013.

14.  NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2014, 2013 and 2012.

	For the Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands, except per share data)
Net income (loss) attributable to Annaly	(842,083)	3,729,698	1,735,900
Less: Preferred stock dividends	71,968	71,968	39,530
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	(914,051)	3,657,730	1,696,370
Add: Interest on Convertible Senior Notes, if dilutive	-	67,056	27,843
Net income (loss) available to common stockholders, as adjusted	(914,051)	3,724,786	1,724,213
Weighted average shares of common stock outstanding-basic	947,539,294	947,337,915	972,902,459
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	-	48,219,111	32,852,598
Weighted average shares of common stock outstanding-diluted	947,539,294	995,557,026	1,005,755,057
Net income (loss) per share available (related) to common share:
Basic	$(0.96)	$3.86	$1.74
Diluted	$(0.96)	$3.74	$1.71

Options to purchase 2.3 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31,

2014. Options to purchase 3.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

December 31, 2013. Options to purchase 2.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the year ended December 31, 2012.

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Years Ended
	December 31, 2014		December 31, 2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	3,581,752	$15.44	5,618,686	$15.74
Granted	-	-	-	-
Exercised	-	-	(166,375)	13.25
Forfeited	(1,016,667)	15.07	(1,513,934)	16.22
Expired	(305,750)	17.34	(356,625)	17.91
Options outstanding at the end of period	2,259,335	$15.35	3,581,752	$15.44
Options exercisable at the end of the period	2,259,335	$15.35	3,581,752	$15.44

The weighted average remaining contractual term was approximately 3.1 years and 3.8 years for stock options outstanding and exercisable as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

16.        INCOME TAXES

For the year ended December 31, 2014 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2013 tax year.

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

During the year ended December 31, 2014, the Company recorded $5.9 million of income tax expense for income attributable to its TRSs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

17.  LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In June 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the years ended December 31, 2014, 2013, and 2012 were $3.0 million, $2.3 million and $2.5 million, respectively. The Company’s aggregate future minimum lease payments total $37.5 million.  The following table details the lease payments.

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2015	$1,199
2016	3,591
2017	3,565
2018	3,565
2019	3,565
Later years	21,992
$37,477

The Company had no material unfunded loan commitments as of December 31, 2014 and 2013.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of December 31, 2014 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2014 was $399.8 million with excess net capital of $399.5 million.

20.           RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At December 31, 2014, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $143.0 million at December 31, 2014 and approximately 45.0 million shares of Chimera at a fair value of approximately $139.4 million at December 31, 2013. The Company evaluates the near term prospects of its current investment in Chimera in relation to the severity and length of time of impairment, if any. At December 31, 2014 and 2013, the investment in Chimera had unrealized gains of $4.2 million and $0.6 million, respectively.

Advisory fees

For the year ended December 31, 2014, the Company recorded advisory fees from Chimera totaling $31.3 million. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement.  Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement). For the year ended December 31, 2013, the Company recorded advisory fees from Chimera and CreXus, prior to its acquisition, totaling $31.1 million. At December 31, 2014 and 2013, the Company had amounts receivable from Chimera of $10.4 million and $6.8 million, respectively.

Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board of Directors (the “Externalization”). The management agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was amended on November 5, 2014 (the management agreement, as amended, is referred to as “Management Agreement”).

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined in the Management Agreement, for its management services. For the year ended December 31, 2014 and 2013, the compensation and management fee was $155.6 million (includes $24.2 million related to compensation expense for the employees of the Company’s subsidiaries) and $167.4 million (includes $49.2 million related to compensation expense for the employees of the Company’s subsidiaries). At December 31, 2014 and 2013, the Company had amounts payable to the Manager of $11.0 million and $16.2 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

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

Other

During the year ended December 31, 2014, the Company made a one-time payment totaling $23.8 million to Chimera to resolve issues raised in derivative demand letters sent to Chimera’s board of directors. This amount is included as a component of Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 15.  Financial Statements

21.  SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2014 and 2013.

	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands, expect per share data)
Interest income	$648,144	$644,640	$683,962	$655,901
Interest expense	134,512	127,069	126,107	124,971
Net interest income	513,632	517,571	557,855	530,930
Total other income (loss)	(1,113,659)	(109,013)	(842,030)	(682,902)
Less: Total general and administrative expenses	58,454	51,317	52,189	47,378
Income before income taxes	(658,481)	357,241	(336,364)	(199,350)
Less: Income taxes	(209)	2,385	(852)	4,001
Net income (loss)	(658,272)	354,856	(335,512)	(203,351)
Less: Net income attributable to noncontrolling interest	(196)	-	-	-
Less: Dividends on preferred stock	17,992	17,992	17,992	17,992
Net income (loss) available (related) to common stockholders	$(676,068)	$336,864	$(353,504)	$(221,343)
Net income (loss) available (related) per share to common stockholders:
Basic	$(0.71)	$0.36	$(0.37)	$(0.23)
Diluted	$(0.71)	$0.35	$(0.37)	$(0.23)

	For the Quarters Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands, expect per share data)
Interest income	$771,249	$697,160	$712,936	$737,217
Interest expense	137,393	145,476	164,255	177,590
Net interest income	633,856	551,684	548,681	559,627
Total other income (loss)	452,944	(299,925)	1,154,755	368,370
Less: Total general and administrative expenses	56,294	58,744	65,131	51,912
Income before income taxes	1,030,506	193,015	1,638,305	876,085
Less: Income taxes	1,757	557	92	5,807
Net income (loss)	1,028,749	192,458	1,638,213	870,278
Less: Dividends on preferred stock	17,992	17,992	17,992	17,992
Net income (loss) available (related) to common stockholders	$1,010,757	$174,466	$1,620,221	$852,286
Net income (loss) available (related) per share to common stockholders:
Basic	$1.07	$0.18	$1.71	$0.90
Diluted	$1.03	$0.18	$1.64	$0.87

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2014

(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period 12/31/14
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Capitalized Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted- Average Depreciable Life (in years)
Industrial - Phoenix - AZ	2	$16,600	$6,011	$27,046	$-	$-	$6,011	$27,046	$33,057	$(1,836)	1997-1999	4/18/2013	32
Industrial - Las Vegas - NV	1	2,505	628	4,053	-	-	628	4,053	4,681	(210)	1988	4/18/2013	39
Retail - Knoxville - TN	1	12,350	3,503	13,309	-	-	3,503	13,309	16,812	(331)	2002	4/1/2014	36
Retail - Newport News - VA	1	11,025	6,394	12,046	-	-	6,394	12,046	18,440	(245)	1994	6/2/2014	37
Retail - Amherst - NY	1	8,270	2,131	9,740	-	-	2,131	9,740	11,871	(127)	1986	11/10/2014	30
Retail - Cheektowaga - NY	1	9,447	1,961	12,259	-	-	1,961	12,259	14,220	(180)	1978	11/10/2014	27
Retail - Jamestown - NY	1	7,356	820	4,915	-	-	820	4,915	5,735	(123)	1997	11/10/2014	31
Retail - Penfield - NY	1	23,558	4,121	22,413	-	-	4,121	22,413	26,534	(341)	1978	11/10/2014	26
Retail - Loganville - GA	1	7,230	3,217	8,386	-	-	3,217	8,386	11,603	(92)	1996	11/10/2014	31
Retail - Chillicothe - OH	1	7,887	1,262	10,819	-	-	1,262	10,819	12,081	(102)	1981	11/10/2014	28
Retail - Irondequoit - NY	1	15,000	2,438	14,684	-	-	2,438	14,684	17,122	(193)	1972	11/10/2014	29
Retail - Orchard Park - NY	1	12,888	4,204	20,617	-	-	4,204	20,617	24,821	(264)	1997, 2000	11/10/2014	34
Retail - LeRoy - NY	1	3,492	374	4,922	-	-	374	4,922	5,296	(62)	1997	11/10/2014	30
Retail - Ontario - NY	1	5,406	575	6,813	-	-	575	6,813	7,388	(72)	1998	11/10/2014	33
Retail - Warsaw - NY	1	3,416	478	4,117	-	-	478	4,117	4,595	(46)	1998	11/10/2014	31
	16	$146,430	$38,117	$176,139	$0.00	$0.00	$38,117	$176,139	$214,256	$(4,224)

The following table presents our real estate activity during the year ended December 31, 2014 (in thousands):

Beginning balance, January 1, 2014		$60,132
Additions during the year:
Acquisitions		176,519
Total additions		176,519
Deductions during the year:
Carrying value of real estate sold		23,270
Depreciation		3,349
Total deductions		26,619
Ending balance, December 31, 2014		$210,032

SCHEDULE IV

Schedule IV - Mortgage Loans on Real Estate

December 31, 2014

(dollars in thousands)

Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	Libor Floor	Payment Terms	Maturity Date (3)	Months to Open Period (2% Penalty or Less)
First Mortgages:
Office	CA	$-	$65,000	$64,501	LIBOR+3.00%	0.25%	Interest Only	3/1/2019	8
Multi-Family	FL	-	26,000	26,000	LIBOR+4.50%	0.25%	Interest Only	5/9/2019	5
Multi-Family	CA	-	13,000	12,951	LIBOR+4.70%	0.20%	Interest Only	8/1/2019	3
Office	FL	-	12,166	12,015	EURIBOR+5.00%	N/A	Interest Only	12/6/2019	11
Multi-Family	CA	-	8,000	7,970	LIBOR+4.70%	0.20%	Interest Only	8/1/2019	7
Mixed	NY	-	230,000	230,000	10.00%	N/A	Interest Only	6/30/2015	0
Retail (4)	CO	13,931	17,164	17,485	5.58%	N/A	Amortizing	5/1/2017	23
Panoramic View	NY	-	12,973	12,973	Non-accrual	N/A	IO/Sellout	12/1/2013	0
First Mortgages - Securitized:
Multi-Family	IL	-	115,000	114,780	LIBOR+4.10%	0.20%	Interest Only	11/1/2017	0
Hotel	CO	-	51,000	50,964	LIBOR+5.45%	0.25%	Interest Only	11/9/2018	3
Multi-Family	AZ	-	48,685	48,462	LIBOR+5.00%	0.25%	Interest Only	1/1/2018	6
Industrial	TX	-	46,500	46,432	LIBOR+5.40%	1.00%	Interest Only	8/10/2017	0
Office	OH	-	38,270	38,221	LIBOR+5.50%	0.25%	Interest Only	8/9/2018	1
Retail	IN	-	37,680	37,680	LIBOR+5.75%	0.92%	Interest Only	11/9/2016	0
Hotel	GA	-	20,156	20,051	LIBOR+4.95%	0.20%	Interest Only	8/9/2018	0
Office	OK	-	17,500	17,476	LIBOR+5.75%	0.25%	Interest Only	9/6/2018	0
Hotel	LA	-	15,500	15,379	LIBOR+5.75%	1.00%	Interest Only	8/9/2018	14
Hotel	LA	-	9,250	9,189	LIBOR+6.5%	0.25%	Interest Only	10/1/2018	15
Mezzanine Loans:
Retail	Various	387,161	86,067	86,506	11.25%	N/A	Amortizing	4/10/2017	25
Office	Various	575,522	65,968	65,929	LIBOR+8.75%	0.75%	Interest Only	1/20/2017	4
Industrial	Various	100,000	50,000	49,928	8.11%	N/A	Interest Only	6/28/2022	6
Retail	Various	574,600	43,900	43,945	7.71%	N/A	Amortizing	12/1/2015	0
Mixed	OH	137,250	37,400	37,400	9.50%	N/A	Interest Only	11/22/2023	59
Hotel	Various	175,000	25,000	25,034	LIBOR+9.95%	0.20%	Interest Only	2/14/2019	25
Office	NY	157,449	18,000	18,041	11.15%	N/A	Interest Only	9/6/2021	69
Hotel	NY	49,051	16,677	16,677	LIBOR+9.83%	1.00%	Interest Only	9/8/2015	0
Office	GA	50,604	15,483	15,452	12.17%	N/A	Interest Only	4/9/2015	0
Hotel	NY	65,728	12,753	12,753	LIBOR+11.61%	1.00%	Interest Only	9/8/2015	0
Hotel	Various	50,525	12,375	12,408	LIBOR+8.65%	0.16%	Interest Only	8/9/2019	1
Office	CA	-	11,473	11,419	LIBOR+26.33%	0.25%	Interest Only	3/1/2019	14
Office	MD	56,280	10,130	10,091	11.20%	N/A	Interest Only	8/1/2017	26
Office	MD	55,547	9,942	9,904	11.70%	N/A	Interest Only	8/1/2017	26
Retail	MA	64,500	10,000	10,000	10.00%	N/A	Interest Only	9/6/2023	21
Hotel	CA	50,000	10,000	10,000	10.25%	N/A	Interest Only	2/6/2019	46
Office	NY	62,000	10,000	9,977	10.00%	N/A	Interest Only	10/6/2018	22
Office	TX	43,500	9,187	9,122	9.50%	N/A	Interest Only	9/1/2018	24
Office	GA	56,833	9,000	9,000	11.00%	N/A	Interest Only	7/10/2015	0
Office	LA	64,000	8,700	8,700	10.75%	N/A	Interest Only	10/29/2023	46
Office	CA	45,300	8,700	8,760	LIBOR+9.50%	0.25%	Interest Only	3/31/2019	13
Multi-Family	OH	83,549	8,300	8,236	10.25%	N/A	Interest Only	12/1/2022	16
Hotel	CA	42,872	8,000	8,031	12.25%	N/A	Interest Only	4/1/2017	3
Office	TX	52,000	7,000	7,000	10.10%	N/A	Interest Only	12/1/2024	35
Office	CO	13,750	6,000	6,000	11.06%	N/A	Interest Only	8/6/2018	7
Hotel	LA	-	5,000	5,000	13.50%	N/A	Interest Only	8/9/2018	14
Office	TX	72,069	7,418	7,418	10.25%	N/A	Interest Only	8/1/2018	19
Preferred Equity:
Multi-Family	CA	361,304	83,385	82,767	10.00%	N/A	Interest Only	9/16/2020	9
Multi-Family	CA	70,468	31,500	31,266	10.00%	N/A	Interest Only	9/16/2020	9
Condo	NY	181,000	51,000	50,688	12.00%	N/A	Interest Only	11/21/2018	0
Multi-Family	MD	371,420	39,770	39,253	11.00%	N/A	Interest Only	8/1/2022	56
Mixed	PA	26,000	9,000	8,931	11.00%	N/A	Interest Only	11/27/2018	11
		$4,109,213	$1,520,972	$1,518,165

(1) Represents third-party priority liens.
(2) LIBOR represents the one month London Interbank Offer Rate, EURIBOR represents the one month Eurodollar deposit rate.
(3) Assumes all extension options are exercised.
(4) Includes senior position sold to third party that did not qualify for GAAP sale accounting. The Company’s economic interest is limited to a B-Note with an outstanding face of $3.8 million and a basis of approximately $1.9 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 26, 2015	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Wellington J. Denahan Wellington J. Denahan	Chairman of the board of directors and Chief Executive Officer (principal executive officer)	February 26, 2015

/s/ Glenn A. Votek Glenn A. Votek	Chief Financial Officer (principal financial officer of the registrant)	February 26, 2015

/s/ Kevin P. Brady Kevin P. Brady	Director	February 26, 2015

/s/ Francine J. Bovich Francine J. Bovich	Director	February 26, 2015

/s/ Jonathan D. Green Jonathan D. Green	Director	February 26, 2015

/s/ Michael E. Haylon Michael E. Haylon	Director	February 26, 2015

/s/ Kevin G. Keyes Kevin G. Keyes	President and Director	February 26, 2015

/s/ E. Wayne Nordberg E. Wayne Nordberg	Director	February 26, 2015

/s/ John H. Schaefer John H. Schaefer	Director	February 26, 2015

/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 26, 2015

II-1