Form 10-Q
period 2015-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2015-05-08
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑    Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2015
Common Stock, $.01 par value	947,710,129

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at March 31, 2015 (Unaudited) and December 31, 2014 (Derived from the audited consolidated financial statements at December 31, 2014)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March 31, 2015 and 2014	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2015 and 2014	3
Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2015 and 2014	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Agency Mortgage-Backed Securities	15
Note 5. Commercial Real Estate Investments	17
Note 6. Fair Value Measurements	23
Note 7. Secured Financing	25
Note 8. Derivative Instruments	26
Note 9. Convertible Senior Notes	29
Note 10. Common Stock and Preferred Stock	30
Note 11. Interest Income and Interest Expense	31
Note 12. Goodwill	32
Note 13. Net Income (Loss) per Common Share	32
Note 14. Long-Term Stock Incentive Plan	32
Note 15. Income Taxes	33
Note 16. Lease Commitments and Contingencies	33
Note 17. Risk Management	34
Note 18. RCap Regulatory Requirements	34
Note 19. Related Party Transactions	35

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	36
Overview	38
Business Environment	38
Results of Operations	39
Financial Condition	46
Capital Management	49
Risk Management	51
Critical Accounting Policies and Estimates	59
Glossary of Terms	61

Item 3. Quantitative and Qualitative Disclosures about Market Risk	69

Item 4. Controls and Procedures	69

PART II - OTHER INFORMATION	70

Item 1. Legal Proceedings	70

Item 1A. Risk Factors	70

Item 6. Exhibits	71

SIGNATURES	73

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2015	2014(1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,819,173 and $1,584,701, respectively)	$1,920,326	$1,741,244
Reverse repurchase agreements	100,000	100,000
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $63,865,632 and $74,006,480, respectively)	69,388,001	81,565,256
Agency debentures (including pledged assets of $691,716 and $1,368,350, respectively)	995,408	1,368,350
Agency CRT securities	108,337	-
Commercial real estate debt investments (including pledged assets of $104,000 and $0, respectively) (2)	1,515,903	-
Investment in affiliate	141,246	143,045
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $72,750 and $0, respectively) (3)	1,498,406	1,518,165
Investments in commercial real estate	207,209	210,032
Corporate debt, held for investment	227,830	166,464
Receivable for investments sold	2,009,937	1,010,094
Accrued interest and dividends receivable	247,801	278,489
Receivable for investment advisory income (including from affiliate of $10,268 and $10,402, respectively)	10,268	10,402
Goodwill	94,781	94,781
Interest rate swaps, at fair value	25,908	75,225
Other derivatives, at fair value	113,503	5,499
Other assets	70,813	68,321

Total assets	$78,675,677	$88,355,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	60,477,378	71,361,926
Payable for investments purchased	5,205	264,984
Convertible Senior Notes	749,512	845,295
Securitized debt of consolidated VIEs (4)	1,491,829	260,700
Mortgages payable	146,470	146,553
Participation sold	13,589	13,693
Accrued interest payable	155,072	180,501
Dividends payable	284,310	284,293
Interest rate swaps, at fair value	2,025,170	1,608,286
Other derivatives, at fair value	61,778	8,027
Accounts payable and other liabilities	140,774	47,328

Total liabilities	65,551,087	75,021,586

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,698,431 and 947,643,079 issued and outstanding, respectively	9,477	9,476
Additional paid-in capital	14,787,117	14,786,509
Accumulated other comprehensive income (loss)	773,999	204,883
Accumulated deficit	(3,364,147)	(2,585,436)

Total stockholders’ equity	13,119,505	13,328,491

Noncontrolling interest	5,085	5,290

Total equity	13,124,590	13,333,781

Total liabilities and equity	$78,675,677	$88,355,367

(1)	Derived from the audited consolidated financial statements at December 31, 2014.
(2)	Includes senior securitized commercial mortgage loans of a consolidated VIE carried at fair value of $1.4 billion and $0 at March 31, 2015 and December 31, 2014, respectively.
(3)
Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $361.2 million and $398.6 million carried at amortized cost, net of an allowance for losses of $0 and $0, at March 31, 2015 and December 31, 2014, respectively.

(4)	Includes securitized debt of a consolidated VIE carried at fair value of $1.3 billion and $0 at March 31, 2015 and December 31, 2014, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarter Ended
	March 31,	March 31,
	2015	2014
Net interest income:
Interest income	$519,172	$655,901
Interest expense	129,420	124,971
Net interest income	389,752	530,930

Other income (loss):
Realized gains (losses) on interest rate swaps(1)	(158,239)	(260,435)
Realized gains (losses) on termination of interest rate swaps	(226,462)	(6,842)
Unrealized gains (losses) on interest rate swaps	(466,202)	(348,942)
Subtotal	(850,903)	(616,219)
Investment advisory income	10,464	6,123
Net gains (losses) on disposal of investments	62,356	79,710
Dividend income from affiliate	4,318	13,045
Net gains (losses) on trading assets	(6,906)	(146,228)
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(33,546)	(20,793)
Other income (loss)	(1,082)	1,460
Subtotal	35,604	(66,683)
Total other income (loss)	(815,299)	(682,902)

General and administrative expenses:
Compensation and management fee	38,629	38,521
Other general and administrative expenses	12,309	8,857
Total general and administrative expenses	50,938	47,378

Income (loss) before income taxes	(476,485)	(199,350)

Income taxes	14	4,001

Net income (loss)	(476,499)	(203,351)

Net income (loss) attributable to noncontrolling interest	(90)	-

Net income (loss) attributable to Annaly	(476,409)	(203,351)

Dividends on preferred stock	17,992	17,992

Net income (loss) available (related) to common stockholders	$(494,401)	$(221,343)

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.52)	$(0.23)
Diluted	$(0.52)	$(0.23)

Weighted average number of common shares outstanding:
Basic	947,669,831	947,458,813
Diluted	947,669,831	947,458,813

Dividends Declared Per Share of Common Stock	$0.30	$0.30

Net income (loss)	$(476,499)	$(203,351)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	631,472	741,172
Reclassification adjustment for net (gains) losses included in net income (loss)	(62,356)	(80,718)
Other comprehensive income (loss)	569,116	660,454
Comprehensive income (loss)	92,617	457,103
Comprehensive income (loss) attributable to noncontrolling interest	(90)	-
Comprehensive income (loss) attributable to Annaly	$92,707	$457,103

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total

BALANCE, December 31, 2013	$177,088	$290,514	$445,457	$9,474	$14,765,761	$(2,748,933)	$(534,306)	$12,405,055	$-	$12,405,055
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(203,351)	(203,351)	-	(203,351)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	741,172	-	741,172	-	741,172
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(80,718)	-	(80,718)	-	(80,718)
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	606	-	-	607	-	607
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	4,186	-	-	4,186	-	4,186
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)	-	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)	-	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)	-	(8,625)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	(284,247)	(284,247)	-	(284,247)
BALANCE, March 31, 2014	$177,088	$290,514	$445,457	$9,475	$14,770,553	$(2,088,479)	$(1,039,896)	$12,564,712	$-	$12,564,712
BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(476,409)	(476,409)	-	(476,409)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(90)	(90)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	631,472	-	631,472	-	631,472
Reclassification adjustment for net (gains losses included in net income (loss)	-	-	-	-	-	(62,356)	-	(62,356)	-	(62,356)
Stock compensation expense	-	-	-	-	39	-	-	39	-	39
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	569	-	-	570	-	570
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	(115)	(115)
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)	-	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)	-	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)	-	(8,625)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	(284,310)	(284,310)	-	(284,310)
BALANCE, March 31, 2015	$177,088	$290,514	$445,457	$9,477	$14,787,117	$773,999	$(3,364,147)	$13,119,505	$5,085	$13,124,590

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Quarter Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(476,499)	$(203,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	284,777	118,988
Amortization of commercial real estate investment premiums and discounts, net	(160)	792
Amortization of intangibles	1,195	99
Amortization of deferred financing costs	2,914	2,813
Amortization of net origination fees and costs, net	(1,190)	(973)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	11,758	6,410
Depreciation expense	2,823	292
Net gain on sale of commercial real estate	-	(1,213)
Net (gains) losses on sales of Investment Securities	(62,356)	(80,718)
Stock compensation expense	39	-
Unrealized (gains) losses on interest rate swaps	466,202	348,942
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	33,546	20,793
Net (gains) losses on trading assets	6,906	146,228
Proceeds from repurchase agreements of RCap	386,000,000	329,649,937
Payments on repurchase agreements of RCap	(391,250,000)	(324,602,992)
Proceeds from reverse repurchase agreements	15,325,000	35,181,890
Payments on reverse repurchase agreements	(15,325,000)	(35,526,265)
Proceeds from securities borrowed	-	19,993,580
Payments on securities borrowed	-	(17,924,187)
Proceeds from securities loaned	-	37,178,735
Payments on securities loaned	-	(39,192,893)
Proceeds from U.S. Treasury securities	-	3,159,253
Payments on U.S. Treasury securities	-	(3,920,425)
Net payments on derivatives	(66,604)	(90,440)
Net change in:
Due to / from brokers	-	8,596
Other assets	(2,627)	3,439
Accrued interest and dividends receivable	28,886	(16,035)
Receivable for investment advisory income	134	341
Accrued interest payable	(25,425)	25,032
Accounts payable and other liabilities	3,709	13,801
Net cash provided by (used in) operating activities	(5,041,972)	4,300,469

Cash flows from investing activities:
Payments on purchases of Investment Securities	(5,065,764)	(9,367,034)
Proceeds from sales of Investment Securities	13,973,224	6,155,091
Principal payments on Agency mortgage-backed securities	2,596,964	1,675,575
Payments on purchases of corporate debt	(63,015)	(28,705)
Principal payments on corporate debt	1,733	1,051
Purchases of commercial real estate debt investments	(185,925)	-
Sales of commercial real estate debt investments	41,016	-
Purchase of securitized loans at fair value	(1,370,011)	-
Origination of commercial real estate investments, net	(61,502)	(125,949)
Proceeds from sales of commercial real estate held for sale	-	20,740
Principal payments on commercial real estate investments	82,408	69,795
Purchase of equity securities	(3,602)	-
Net cash provided by (used in) investing activities	9,945,526	(1,599,436)

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	57,776,249	49,726,537
Principal payments on repurchase agreements	(63,410,797)	(52,010,534)
Payments on maturity of convertible senior notes	(107,541)	-
Proceeds from other secured financing	90,000	-
Proceeds from issuance of securitized debt	1,267,914	260,700
Principal repayments on securitized debt	(37,680)	-
Payment of deferred financing cost	(641)	(4,288)
Net proceeds from direct purchases and dividend reinvestments	569	607
Principal payments on participation sold	(76)	(72)
Principal payments on mortgages payable	(69)	-
Distributions to noncontrolling interests	(115)	-
Dividends paid	(302,285)	(302,222)
Net cash provided by (used in) financing activities	(4,724,472)	(2,329,272)

Net (decrease) increase in cash and cash equivalents	179,082	371,761

Cash and cash equivalents, beginning of period	1,741,244	552,436

Cash and cash equivalents, end of period	$1,920,326	$924,197

Supplemental disclosure of cash flow information:
Interest received	$815,765	$769,627
Dividends received	$4,048	$13,045
Investment advisory income received	$10,992	$6,464
Interest paid (excluding interest paid on interest rate swaps)	$124,673	$118,131
Net interest paid on interest rate swaps	$176,395	$250,571
Taxes paid	$643	$2,137

Noncash investing activities:
Receivable for investments sold	$2,009,937	$19,116
Payable for investments purchased	$5,205	$1,898,507
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$569,116	$660,454

Noncash financing activities:
Dividends declared, not yet paid	$284,310	$284,247
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$-	$4,186

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, Agency debentures, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate loans. The Company’s principal business objective is to generate net income for distribution to its stockholders from its investments. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

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

The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent annual report on Form 10-K. The consolidated financial information as of December 31, 2014 has been derived from audited consolidated financial statements not included herein.

In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information. Interim period operating results may not be indicative of the operating results for a full year.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company applies significant judgment and considers all of its economic interests, including debt and equity investments and other arrangements deemed to be variable interests, both explicit and implicit,  in the VIE. This assessment requires that the Company applies judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled approximately $1.8 billion and $1.6 billion at March 31, 2015 and December 31, 2014, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities, Agency Debentures and Agency Credit Risk Transfer Securities – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae and securities in the Agency credit risk transfer (“CRT”) sector. The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.

Agency mortgage-backed securities, Agency debentures and Agency CRT securities are referred to herein as “Investment Securities.” Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Investment Securities are classified as available-for-sale and are reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of other comprehensive income (loss). Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Realized gains and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

losses on sales of Investment Securities are determined using the average cost method.

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

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. The Company uses a third-party supplied model to project prepayment speeds related to Investment Securities. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity.

Corporate Debt – The Company’s investments in corporate debt are designated as held for investment, and are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. No allowance for loan losses was deemed necessary as of March 31, 2015 and December 31, 2014.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-

temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the quarters ended March 31, 2015 and 2014.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of March 31, 2015 and December 31, 2014.

Repurchase Agreements – The Company finances the acquisition of a significant portion of its Agency mortgage-backed securities with repurchase agreements. The Company examines each of the specified criteria in ASC 860, Transfers and Servicing, at the inception of each transaction and has determined that each of the financings meet the specified criteria in this guidance.

Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements meet the criteria to permit netting. The Company reports cash flows on repurchase agreements as financing activities in the Consolidated Statements of Cash Flows. The Company reports cash flows on reverse repurchase and repurchase agreements entered into by RCap as operating activities in the Consolidated Statements of Cash Flows.

Goodwill and Intangible Assets – The Company’s acquisitions of FIDAC and CreXus were accounted for using the acquisition method. Under the acquisition method, net assets and results of operations of acquired

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

companies are included in the consolidated financial statements from the date of acquisition. The purchase prices of FIDAC and CreXus were allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2015 and December 31, 2014.

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

Commercial Real Estate Investments

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate loans are designated as held for investment and are originated or purchased by the Company and carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Origination fees and costs, premiums and discounts are amortized or accreted into interest income over the estimated life of the loan.  The Company has also elected the fair value option for multi-family mortgage loans held in a securitization trust that it was required to consolidate.  Interest income is recognized as earned determined by the stated coupon and outstanding principal balance.  See “Commercial Real Estate Investments” footnote for additional information.

Preferred Equity Interests Held for Investment – Preferred equity interests are designated as held for investment and are carried at their outstanding principal

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

In connection with the quarterly surveillance review process, loans are assigned an internal rating of “Performing”, “Watch List”, “Defaulted-Recovery” or “Impaired”. Loans that are deemed to be Performing meet all present contractual obligations and do not qualify for Watch List designation.  Watch List loans are defined as Performing loans that are significantly lagging expectations and/or for which there is an increased potential for default.  Defaulted–Recovery loans are currently in default; however full recovery of contractual principal and interest is expected. Impaired loans may or may not be in default, impairment is anticipated, and a loan loss provision has been recognized to reflect expected losses.

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
Building                             31-40 years
Site improvements           1-10 years

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

income (loss) in arriving at cash flows from operating activities in the Consolidated Statements of Cash Flows. Recent Accounting Pronouncements	The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company’s consolidated financial statements:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2015-05 - Customer's Accounting for Fees Paid in a Cloud Computing Arrangement	This update clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use. The guidance also eliminates the current requirement that customers analogized to the leasing standard when determining the asset acquired in a software licensing arrangement.		Not expected to have a significant impact on the consolidated financial statements
ASU 2015-03 Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs
This ASU requires that debt issue costs are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement of debt issue costs are not affected.
		January 1, 2016 (early adoption permitted)	Impacts presentation only and will not have a significant impact on the consolidated financial statements.
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
		January 1, 2015 (early adoption permitted)	The Company early adopted this ASU and applied the guidance to a commercial mortgage backed securitization transaction. See "Commercial Real Estate Investments" footnote for further disclosure.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.	This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.	January 1, 2015, except for the disclosure requirements for transactions accounted for as secured borrowings, which are required to be presented for interim periods beginning after March 15, 2015	Impacts disclosures only and does not have a significant impact on the consolidated financial statements.
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	This ASU raises the threshold for a disposal to be treated as discontinued operations.	January 1, 2015 (early adoption permitted)	Did not have a significant impact on the consolidated financial statements.
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
		January 1, 2015	Did not have a significant impact on the consolidated financial statements.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4.   AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of March 31, 2015 and December 31, 2014, which were carried at their fair value:

March 31, 2015	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$23,214,759	$40,662,639	$92,317	$63,969,715
Unamortized premium	1,814,818	2,857,467	19,773	4,692,058
Unamortized discount	(7,489)	(7,549)	(347)	(15,385)
Amortized cost	25,022,088	43,512,557	111,743	68,646,388
Gross unrealized gains	345,566	759,828	8,374	1,113,768
Gross unrealized losses	(160,483)	(208,764)	(2,908)	(372,155)
Estimated fair value	$25,207,171	$44,063,621	$117,209	$69,388,001

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$65,176,426	$3,469,962	68,646,388
Gross unrealized gains	971,043	142,725	1,113,768
Gross unrealized losses	(355,330)	(16,825)	(372,155)
Estimated fair value	$65,792,139	$3,595,862	$69,388,001

December 31, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$27,906,221	$47,979,778	$97,000	$75,982,999
Unamortized premium	1,951,798	3,396,368	20,560	5,368,726
Unamortized discount	(8,985)	(8,857)	(358)	(18,200)
Amortized cost	29,849,034	51,367,289	117,202	81,333,525
Gross unrealized gains	313,761	660,230	8,010	982,001
Gross unrealized losses	(322,094)	(424,800)	(3,376)	(750,270)
Estimated fair value	$29,840,701	$51,602,719	$121,836	$81,565,256

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$78,250,313	$3,083,212	$81,333,525
Gross unrealized gains	847,615	134,386	982,001
Gross unrealized losses	(732,533)	(17,737)	(750,270)
Estimated fair value	$78,365,395	$3,199,861	$81,565,256

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Agency mortgage-backed securities as of March 31, 2015 and December 31, 2014, according to their estimated weighted average life classifications:

	March 31, 2015		December 31, 2014
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$27,752	$27,847	$43,248	$42,831
Greater than one year through five years	46,648,676	46,120,064	42,222,114	41,908,586
Greater than five years through ten years	22,520,713	22,308,291	39,018,833	39,098,352
Greater than ten years	190,860	190,186	281,061	283,756
Total	$69,388,001	$68,646,388	$81,565,256	$81,333,525

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The weighted average lives of the Agency mortgage-backed securities at March 31, 2015 and December 31, 2014 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	2,595,905	(54,883)	207	4,613,599	(36,959)	205
12 Months or More	25,474,816	(317,272)	232	35,175,194	(713,311)	302
Total	28,070,721	(372,155)	439	39,788,793	(750,270)	507

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

During the quarter ended March 31, 2015, the Company disposed of $14.5 billion of Agency mortgage-backed securities, resulting in a net realized gain of $65.3 million. During the quarter ended March 31, 2014, the Company disposed of $4.3 billion of Agency mortgage-backed securities, resulting in a net realized gain of $129.5 million. Average cost is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of March 31, 2015 and December 31, 2014 had net unrealized gains (losses) of $(41.6) million and $(8.0) million and an amortized cost of $1.4 billion and $1.2 billion, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.   COMMERCIAL REAL ESTATE INVESTMENTS

At March 31, 2015 and December 31, 2014, commercial real estate investments held for investment were composed of the following:

CRE Debt and Preferred Equity Investments

	March 31, 2015			December 31, 2014
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	431,872	430,228	28.7%	384,304	383,895	25.2%
Senior securitized mortgages(3)	361,861	361,179	24.1%	399,541	398,634	26.3%
Mezzanine loans	495,305	495,405	33.0%	522,474	522,731	34.4%
Preferred equity	213,213	211,594	14.2%	214,653	212,905	14.1%
Total	$1,502,251	$1,498,406	100.0%	$1,520,972	$1,518,165	100.0%

(1) Carrying value includes unamortized origination fees of $4.0 million and $3.0 million as of March 31, 2015 and December 31, 2014, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIEs.

	March 31, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	47,645	-	16,043	-	63,688
Principal payments	(76)	(37,680)	(43,212)	(1,441)	(82,409)
Sales (principal)	-	-	-	-	-
Amortization & accretion of (premium) discounts	(36)	-	(31)	25	(42)
Net (increase) decrease in origination fees	(1,950)	-	(236)	-	(2,186)
Amortization of net origination fees	750	225	110	105	1,190
Transfers	-	-	-	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value	$430,228	$361,179	$495,405	$211,594	$1,498,406

(1) Assets of consolidated VIE.

	December 31, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	127,112	-	-	122,742	-	249,854
Principal payments	(12,756)	-	(41,059)	(227,151)	(35,116)	(316,082)
Sales (principal)	-	-	-	-	-	-
Amortization & accretion of (premium) discounts	(138)	-	(349)	(1,093)	108	(1,472)
Net (increase) decrease in origination fees	(2,427)	(116)	-	(478)	-	(3,021)
Amortization of net origination fees	2,783	772	-	609	753	4,917
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$383,895	$398,634	$-	$522,731	$212,905	$1,518,165

(1) Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

	March 31, 2015
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List(2)	Defaulted- Recovery(3)	Impaired
	(dollars in thousands)
Senior mortgages	$431,872	28.7%	$188,899	$230,000	$12,973	$-
Senior securitized mortgages(1)	361,861	24.1%	352,611	9,250	-	-
Mezzanine loans	495,305	33.0%	495,305	-	-	-
Preferred equity	213,213	14.2%	162,213	51,000	-	-
	$1,502,251	100.0%	$1,199,028	$290,250	$12,973	$-

(1) Assets of consolidated VIE.
(2) Includes a $230.0 million loan maturing on June 30, 2015 with a risk that the borrower will be  unable to refinance the outstanding principal amount before the maturity date, but full recovery is expected.

(3) Related to one loan on non-accrual status.

	December 31, 2014
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List	Defaulted- Recovery(2)	Impaired
	(dollars in thousands)
Senior mortgages	$384,304	25.2%	$371,331	$-	$12,973	$-
Senior securitized mortgages(1)	399,541	26.3%	390,291	9,250	-	-
Subordinate notes	-	0.0%	-	-	-	-
Mezzanine loans	522,474	34.4%	522,474	-	-	-
Preferred equity	214,653	14.1%	214,653	-	-	-
	$1,520,972	100.0%	$1,498,749	$9,250	$12,973	$-

(1) Assets of consolidated VIE.
(2) Relates to one loan on nonaccrual status.

Real Estate Acquisitions

In November 2014, a joint venture, in which the Company has a 90% interest, acquired eleven retail properties located in New York, Ohio and Georgia. The purchase price was funded with cash and a new $104.0 million, ten-year, 4.03% fixed-rate interest-only mortgage loan.
There were no acquisitions of real estate during the quarter ended March 31, 2015. The following table summarizes acquisitions of real estate held for investment in 2014:

Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)
April 2014	Single-tenant retail	Tennessee	$ 19,000	8
June 2014	Multi-tenant retail	Virginia	$ 17,743	7
November 2014	Multi-tenant retail	New York, Ohio, Georgia	$ 154,000	4.6
(1) Does not include extension options.

The aforementioned acquisitions were accounted for using the acquisition method of accounting. No additional real estate acquisition costs were expensed during the period ended March 31, 2015.	The following table presents the aggregate allocation of the purchase price:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Tennessee	Virginia	Joint Venture	Total
	(dollars in thousands)
Purchase Price Allocation:
Land	$3,503	$6,394	$21,581	$31,478
Buildings	11,960	10,862	97,133	119,955
Site improvements	1,349	1,184	12,952	15,485
Tenant Improvements	-	-	9,601	9,601
Real estate held for investment	16,812	18,440	141,267	176,519

Intangible assets (liabilities):
Leasehold intangible assets	4,288	3,218	22,555	30,061
Above market lease	-	-	5,463	5,463
Below market lease value	(2,100)	(3,915)	(15,285)	(21,300)
Total purchase price	$19,000	$17,743	$154,000	$190,743

The weighted average amortization period for intangible assets and liabilities is 3.7 years.  Above market leases and leasehold intangible assets are included in Other assets and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.  The fair value of the 10% non-controlling interest in the joint venture at the acquisition date was $15.4 million.
The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

Total Commercial Real Estate Investment at amortized cost

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$38,117	$38,117
Buildings and improvements	176,139	176,139
Subtotal	214,256	214,256
Less: accumulated depreciation	(7,047)	(4,224)
Total real estate held for investment at amortized cost, net	207,209	210,032
Total investment in commercial real estate, net	207,209	210,032
Net carrying value of CRE Debt and Preferred Equity Investments	1,498,406	1,518,165
Total commercial real estate investments, at amortized cost	$1,705,615	$1,728,197

Depreciation expense was $2.8 million and $0.3 million for the quarters ended March 31, 2015 and 2014, respectively, and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).  The table below presents the minimum future rentals on noncancelable leases of the Company’s commercial real estate investments as of March 31, 2015.

Rental Income

The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2015 for the consolidated properties, including consolidated joint venture properties are as follows (in thousands):

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2015
(dollars in thousands)
2015 (remaining)	$15,495
2016	18,684
2017	15,977
2018	13,620
2019	11,301
Later years	51,241
$126,318

Mortgage loans payable as of March 31, 2015 and December 31, 2014, were as follows:

March 31, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
		(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	12/6/2024	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,644	16,548	3.50%	Fixed	1/1/2017	First liens
Nevada	2,501	2,488	3.45%	Floating (1)	3/29/2017	First liens
	$146,470	$146,361

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2014
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
		(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	12/6/2024	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,709	16,600	3.50%	Fixed	1/1/2017	First liens
Nevada	2,519	2,505	3.45%	Floating (1)	3/29/2017	First liens
	$146,553	$146,430

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of March 31, 2015:

Mortgage Loan Principal Payments
(dollars in thousands)
2015 (remaining)	$291
2016	399
2017	18,346
2018	-
2019	23,375
Later years	103,950
$146,361

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

VIEs

Securitizations

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

As of March 31, 2015 the carrying value of the Trust’s assets was $361.2 million, net of $0.7 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of March 31, 2015, the carrying value of the Trust’s liabilities was $223.0 million, classified as Securitized debt in the accompanying Consolidated Statements of Financial Condition.

In February 2015, the Company purchased the junior-most tranche, Class C Certificates of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (the “FREMF Trust”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF Trust’s assets and liabilities of $1.4 billion and $1.3 billion, respectively, at March 31, 2015.

The FREMF Trust is structured as a pass-through entity that receives principal and interest on the underlying collateral and distributes those payments to the certificate holders. The FREMF Trust is a VIE and the Company is the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIE is generally limited to the Company’s investment in the FREMF Trust of $102.1 million. Assets of the FREMF Trust may only be used to settle obligations of the FREMF Trust. Creditors of the FREMF Trust have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trust. A nominal loss was recognized upon initial consolidation of the FREMF Trust and $0.6 million of related costs were expensed.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trust in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entity.  The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company has early adopted ASU 2014-13 and applied the fair value measurement practical expedient whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trust are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trust is an aggregate fair value derived from the fair value of the financial liabilities, the Company

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.	The statement of financial condition of the FREMF Trust that is reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2015 follows:

March 31, 2015
(dollars in thousands)

Securitized loans at fair value	$1,370,903
Accrued interest receivable	2,431

Total assets	$1,373,334

Liabilities and equity
Securitized debt (non-recourse) at fair value	$1,268,809
Accrued interest payable	2,204
$1,271,013

Equity	102,321
Total liabilities and equity	$1,373,334

The FREMF Trust mortgage loans had an unpaid principal balance of $1.4 billion, at March 31, 2015.   As of March 31, 2015 there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of March 31, 2015 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
The statement of comprehensive income (loss) of the FREMF Trust that is reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) at March 31, 2015 follows:

For the period February 25, 2015 to March 31, 2015
(dollars in thousands)
Net interest income:
Interest income	$2,742
Interest expense	(1,606)
Net interest income	1,136

Other income:
Unrealized gain (loss) on financial instruments at fair value (1)	3
Transaction and acquistion expenses	810
Other income	813
General and administration expenses	96
Net income	$227

(1) Included in Other income (loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the trusts as of March 31, 2015 follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk
Property Location	Principal Balance	% of Balance
	(dollars in thousands)
North Carolina	$516,150	37.9%
Texas	339,014	24.9%
Ohio	197,455	14.5%
Florida	156,836	11.5%

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

U.S. Treasury securities, futures contracts and investment in affiliate are valued using quoted prices for identical instruments in active markets. Investment Securities, interest rate swaps, swaptions and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews and indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services.  Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

The Investment Securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.  Additionally, as discussed in the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

"Commercial Real Estate Investments" footnote, Commercial real estate debt investments are classified as Level 2.	The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
March 31, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$69,388,001	$-	$69,388,001
Agency debentures	-	995,408	-	995,408
Agency CRT securities	-	108,337	-	108,337
Commercial real estate debt investments	-	1,515,903	-	1,515,903
Investment in affiliate	141,246	-	-	141,246
Interest rate swaps	-	25,908	-	25,908
Other derivatives	-	113,503	-	113,503
Total Assets	$141,246	$72,147,060	$-	$72,288,306
Liabilities:
Securitized debt of consolidated VIEs	$-	$1,268,809	$-	$1,268,809
Interest rate swaps	-	2,025,170	-	2,025,170
Other derivatives	61,778	-	-	61,778
Total Liabilities	$61,778	$3,293,979	$-	$3,355,757

	Level 1	Level 2	Level 3	Total
December 31, 2014	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$81,565,256	$-	$81,565,256
Agency debentures	-	1,368,350	-	1,368,350
Investment in affiliate	143,045	-	-	143,045
Interest rate swaps	-	75,225	-	75,225
Other derivatives	117	5,382	-	5,499
Total Assets	$143,162	$83,014,213	$-	$83,157,375
Liabilities:
Interest rate swaps	$-	$1,608,286	$-	$1,608,286
Other derivatives	3,769	4,258	-	8,027
Total Liabilities	$3,769	$1,612,544	$-	$1,616,313

GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the financial statements, for which it is practical to estimate the value. In cases where quoted market prices are not available, fair values are based upon discounted cash flows using market yields, methodologies that incorporate market-based transactions or other valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amount the Company would realize on disposition of the financial instruments. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair value amounts.

The carrying value of short term instruments, including cash and cash equivalents, reverse repurchase agreements and repurchase agreements whose term is less than twelve months, generally approximates fair value due to the short term nature of the instruments.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The fair value of convertible senior notes is determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of March 31, 2015 and December 31, 2014.

		March 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:	(dollars in thousands)
Cash and cash equivalents	1	$1,920,326	$1,920,326	$1,741,244	$1,741,244
Reverse repurchase agreements	1	100,000	100,000	100,000	100,000
Agency mortgage-backed securities	2	69,388,001	69,388,001	81,565,256	81,565,256
Agency debentures	2	995,408	995,408	1,368,350	1,368,350
Agency CRT securities	2	108,337	108,337	-	-
Commercial real estate debt investments, at fair value	2	1,515,903	1,515,903	-	-
Investment in affiliate	1	141,246	141,246	143,045	143,045
Commercial real estate debt and preferred equity, held for investment	3	1,498,406	1,513,878	1,518,165	1,528,444
Corporate debt	2	227,830	228,012	166,464	166,056
Interest rate swaps	2	25,908	25,908	75,225	75,225
Other derivatives	1,2	113,503	113,503	5,499	5,499

Financial liabilities:
Repurchase agreements	1,2	$60,477,378	$60,691,054	$71,361,926	$71,587,222
Convertible Senior Notes	1	749,512	752,325	845,295	863,470
Securitized debt of consolidated VIE	2	1,491,829	1,492,102	260,700	262,061
Mortgages payable	2	146,470	150,765	146,553	146,611
Participation sold	3	13,589	13,620	13,693	13,655
Interest rate swaps	2	2,025,170	2,025,170	1,608,286	1,608,286
Other derivatives	1,2	61,778	61,778	8,027	8,027

7.  SECURED FINANCING

The Company had outstanding $60.5 billion and $71.4 billion of repurchase agreements with weighted average borrowing rates of 1.74% and 1.62%, after giving effect to the Company’s interest rate swaps, and weighted average remaining maturities of 149 days and
141 days as of March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	March 31, 2015		December 31, 2014
	Repurchase Agreements	Weighted Average Rate	Repurchase Agreements	Weighted Average Rate

1 day	$7,658,440	0.64%	$-	0.00%
2 to 29 days	16,080,033	0.39%	28,354,167	0.35%
30 to 59 days	7,326,177	0.40%	17,336,469	0.43%
60 to 89 days	9,534,614	0.40%	4,040,677	0.38%
90 to 119 days	4,677,222	0.50%	2,945,495	0.50%
Over 120 days(1)	15,200,892	1.45%	18,685,118	1.24%
Total	$60,477,378	0.70%	$71,361,926	0.61%

(1) Approximately 18% and 16% of the total repurchase agreements had a remaining maturity over 1 year as of March 31, 2015 and December 31, 2014, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014. Refer to “Derivative Instruments” footnote for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2015		December 31, 2014
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$1,700,000	$62,077,378	$700,000	$71,961,926
Amounts Offset	(1,600,000)	(1,600,000)	(600,000)	(600,000)
Netted Amounts	$100,000	$60,477,378	$100,000	$71,361,926

Investment Securities pledged as collateral under these secured financings and interest rate swaps had an estimated fair value and accrued interest of $64.6 billion and $189.9 million, respectively, at March 31, 2015 and $75.4 billion and $226.6 million, respectively, at December 31, 2014.

8.  DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and eurodollar futures contracts to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2015 and December 31, 2014:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Derivatives Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$25,908	$75,225
Interest rate swaptions	Other derivative contracts, at fair value	574	5,382
TBA derivatives	Other derivative contracts, at fair value	112,929	-
Futures contracts	Other derivative contracts, at fair value	-	117
		$139,411	$80,724

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$2,025,170	$1,608,286
TBA derivatives	Other derivative contracts, at fair value	-	4,258
Futures contracts	Other derivative contracts, at fair value	61,778	3,769
		$2,086,948	$1,616,313

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2015 and December 31, 2014:

March 31, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,852,488	1.78%	0.18%	2.45
3 - 6 years	10,463,000	1.85%	0.41%	4.99
6 - 10 years	11,110,100	2.60%	0.37%	8.64
Greater than 10 years	3,634,400	3.70%	0.22%	20.12
Total / Weighted Average	$28,059,988	2.37%	0.35%	8.09

December 31, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,502,505	1.63%	0.17%	2.64
3 - 6 years	11,138,000	2.06%	0.22%	5.18
6 - 10 years	13,069,200	2.67%	0.23%	8.57
Greater than 10 years	4,751,800	3.58%	0.20%	19.53
Total / Weighted Average	$31,461,505	2.49%	0.22%	8.38

(1)	Notional amount includes $3.0 billion and $500.0 million in forward starting pay fixed swaps as of March 31, 2015 and December 31, 2014, respectively.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 1.88% and 3.25% as of March 31, 2015 and December 31, 2014, respectively.

The following table summarizes certain characteristics of the Company’s interest rate swaptions at March 31, 2015 and December 31, 2014:

March 31, 2015	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$1,000,000	2.61%	3M LIBOR	8.19	2.15

December 31, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$1,750,000	2.88%	3M LIBOR	9.17	3.59

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives as of March 31, 2015 and December 31, 2014:

March 31, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,750,000	$14,279,766	$14,392,695	$112,929
Sale contracts	-	-	-	-
Net TBA derivatives	$13,750,000	$14,279,766	$14,392,695	$112,929

December 31, 2014
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(375,000)	(375,430)	(379,688)	(4,258)
Net TBA derivatives	$(375,000)	$(375,430)	$(379,688)	$(4,258)

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of March 31, 2015 and December 31, 2014, respectively.

March 31, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$25,908	$(24,782)	$-	$1,126
Interest rate swaptions, at fair value	574	-	-	574
TBA derivatives, at fair value	112,929	-	-	112,929

Liabilities:
Interest rate swaps, at fair value	$2,025,170	$(24,782)	$(1,111,199)	$889,189
Futures contracts, at fair value	61,778	-	(61,778)	-

December 31, 2014		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$75,225	$(66,180)	$-	$9,045
Interest rate swaptions, at fair value	5,382	-	-	5,382
Futures contracts, at fair value	117	(117)	-	-

Liabilities:
Interest rate swaps, at fair value	$1,608,286	$(66,180)	$(869,302)	$672,804
TBA derivatives, at fair value	4,258	-	-	4,258
Futures contracts, at fair value	3,769	(117)	-	3,652

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarter Ended:
March 31, 2015	$(158,239)	$(226,462)	$(466,202)
March 31, 2014	$(260,435)	$(6,842)	$(348,942)
(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of	Comprehensive Income (Loss) is as follows:

Quarter Ended March 31, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(55,644)	$117,188	$61,544
Net interest rate swaptions	$(21,891)	$17,083	$(4,808)
Futures	$(5,506)	$(58,126)	$(63,632)
			$(6,896)

Quarter Ended March 31, 2014
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(37,837)	$(11,410)	$(49,247)
Net interest rate swaptions	$(40,943)	$(52,917)	$(93,860)
Futures	$(5,669)	$(3,048)	$(8,717)
			$(151,824)

(1) Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2015 was approximately $1.9 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

9.      CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% convertible senior notes (“4% Convertible Senior Notes”) for net proceeds of approximately $582.0 million. In 2012, the Company repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes. In February 2015, the 4% Convertible Senior Notes

matured and the Company repaid the remaining 4% convertible senior notes for the face amount of $107.5 million.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% convertible senior notes due 2015 (“5% Convertible Senior Notes”) for net proceeds of approximately $727.5 million. Interest on the 5% Convertible Senior Notes is paid semi-annually at a rate of 5% per year and the 5% Convertible Senior Notes will mature on May 15, 2015 unless repurchased or converted earlier.  The 5% Convertible Senior Notes are convertible into shares of Common Stock at a conversion rate for each $1,000 principal amount of 5% Convertible Senior Notes. The initial conversion rate and conversion rate at March 31, 2015 was 52.7969, which was equivalent to an initial conversion price of approximately $18.94 per share of Common Stock, subject to adjustment in certain circumstances.  Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s sole discretion. There is no limit on the total number of shares of Common Stock that the Company would be required to issue upon a conversion.

At issuance, the Company determined that the 5% Convertible Senior Notes included an equity component of $11.7 million, which is reflected in Additional paid-in capital on the Company’s Consolidated Statements of Financial Condition, and reduces the recorded liability on the 5% Convertible

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Senior Notes.  The $11.7 million discount to the principal amount of the Convertible Senior Notes is recognized in interest expense over the remaining life of the notes. At March 31, 2015 and December 31, 2014, $0.5 million and $1.5 million, respectively, of the unamortized discount had not been reflected in interest expense.

The 5% Convertible Senior Notes due 2015 are a general corporate obligation and therefore rank junior to collateralized debt of the Company with respect to secured collateral.

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

10. COMMON STOCK AND PREFERRED STOCK

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

(A) Common Stock

At March 31, 2015 and December 31, 2014, the Company had issued and outstanding 947,698,431 and 947,643,079  shares of common stock, with a par value of $0.01 per share.

No options were exercised during the quarters ended March 31, 2015 and 2014.

During the quarter ended March 31, 2015, the Company raised $0.6 million, by issuing 53,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2014, the Company raised $0.6 million, by issuing 56,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2015 and 2014.

(B) Preferred Stock

At March 31, 2015 and December 31, 2014, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through March 31, 2015, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At March 31, 2015 and December 31, 2014, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2015, the Company

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At March 31, 2015 and December 31, 2014, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2015, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

During the quarter ended March 31, 2015, the Company declared dividends to common stockholders totaling $284.3 million, or $0.30 per common share which was paid to common stockholders on April 30, 2015. During the quarter ended March 31, 2015, the Company declared and paid dividends to Series A Preferred Stock stockholders totaling approximately $3.6 million, or $0.492 per preferred share, Series C Preferred Stock stockholders totaling approximately $5.7 million, or $0.477 per preferred share and Series D Preferred Stock stockholders totaling approximately $8.6 million, or $0.469 per preferred share.

During the quarter ended March 31, 2014, the Company declared dividends to common stockholders totaling $284.2 million, or $0.30 per common share, paid to common stockholders on April 30, 2014. During the quarter ended March 31, 2014, the Company declared and paid dividends to Series A Preferred stockholders totaling approximately $3.6 million, or $0.492 per preferred share, Series C Preferred stockholders totaling approximately $5.7 million, or $0.477 per preferred share, Series D Preferred stockholders totaling approximately $8.6 million, or $0.469 per preferred share.

11.  INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31,
	2015	2014
Interest income:	(dollars in thousands)
Investment Securities	$478,239	$614,419
Commercial investment portfolio(1)	40,336	39,486
U.S. Treasury securities	-	1,329
Securities loaned	-	114
Reverse repurchase agreements	539	500
Other	58	53
Total interest income	519,172	655,901
Interest expense:
Repurchase agreements	102,748	103,131
Convertible Senior Notes	23,627	18,897
U.S. Treasury securities sold, not yet purchased	-	1,076
Securities borrowed	-	95
Securitized debt of consolidated VIEs	2,882	1,611
Participation sold	159	161
Other	4	-
Total interest expense	129,420	124,971
Net interest income	$389,752	$530,930

(1) Includes commercial real estate debt, preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

12. GOODWILL At March 31, 2015 and December 31, 2014, goodwill totaled $94.8 million.

13. NET INCOME (LOSS) PER COMMON SHARE	The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters ended March 31, 2015 and 2014.

	For the Quarter Ended
	March 31, 2015	March 31, 2014
	(dollars in thousands, except per share data)
Net income (loss) attributable to Annaly	$(476,409)	$(203,351)
Less: Preferred stock dividends	17,992	17,992
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	(494,401)	(221,343)
Add: Interest on Convertible Senior Notes, if dilutive	-	-
Net income (loss) available to common stockholders, as adjusted	(494,401)	(221,343)
Weighted average shares of common stock outstanding-basic	947,669,831	947,458,813
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	-	-
Weighted average shares of common stock outstanding-diluted	947,669,831	947,458,813
Net income (loss) per share available (related) to common share:
Basic	$(0.52)	$(0.23)
Diluted	$(0.52)	$(0.23)

Options to purchase 2.3 million and 3.2 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters ended March 31, 2015 and 2014, respectively.

14.  LONG-TERM STOCK INCENTIVE PLAN

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Quarter Ended
	March 31, 2015		March 31, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	2,259,335	$15.35	3,581,752	$15.44
Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Forfeited	(8,799)	$14.80	(353,417)	$14.94
Expired	-	$-	-	$-
Options outstanding at the end of period	2,250,536	$15.35	3,228,335	$15.49
Options exercisable at the end of the period	2,250,536	$15.35	3,228,335	$15.49

The weighted average remaining contractual term was approximately 2.8 years and 3.5 years for stock options outstanding and exercisable as of March 31, 2015 and 2014, respectively.

As of March 31, 2015 and 2014, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

15.  INCOME TAXES

For the quarter ended March 31, 2015 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2014 tax year.

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

During the quarter ended March 31, 2015, the Company recorded $14 thousand of income tax expense for income attributable to its TRSs.  During the quarter ended March 31, 2014, the Company’s TRSs recorded $4.0 million of income tax expense for income attributable to those subsidiaries, and the portion of earnings retained based on Code Section 162(m) limitations.

The Company’s 2013, 2012 and 2011 federal, state and local tax returns remain open for examination.

16.  LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In June 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the quarters ended March 31, 2015 and 2014 was $0.6 million and $0.4 million, respectively. The Company’s aggregate future minimum lease payments total $37.4 million.  The following table details the lease payments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2015 (remaining)	$1,159
2016	3,591
2017	3,565
2018	3,565
2019	3,565
Later years	21,994
$37,439

The Company had no material unfunded loan commitments as of March 31, 2015 and December 31, 2014.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of March 31, 2015 and December 31, 2014.

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

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding Agency CRT securities, are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the Agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.

The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, Agency CRT securities and corporate debt. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

18.  RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of March 31, 2015 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2015 was $399.9 million with excess net capital of $399.6 million.

19.  RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At March 31, 2015, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 45.0 million shares of Chimera at a fair value of approximately $141.2 million at March 31, 2015 and approximately 45.0 million shares of Chimera at a fair value of approximately $143.0 million at December 31, 2014. At March 31, 2015 and December 31, 2014, the investment in Chimera had an unrealized gain of $2.4 million and $4.2 million, respectively.

Advisory fees

For the quarter ended March 31, 2015, the Company recorded advisory fees from Chimera totaling $10.5 million.  In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement.  Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement). For the quarter ended March 31, 2014, the Company recorded advisory fees from Chimera totaling $6.1 million. At March 31, 2015 and December 31, 2014, the Company had amounts receivable from Chimera of $10.3 million and $10.4 million, respectively.

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

Effective July 1, 2013, a majority of the Company’s employees were terminated by the Company and were hired by the Manager.  The Company has a limited number of employees following the Externalization, all of whom are employees of the Company’s subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the amount paid to the Manager.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions, (some of which are beyond our control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates, changes in the yield curve, changes in prepayment rates, the availability of mortgage-backed securities and other securities for purchase, the availability of financing, and, if available, the terms of any financing, changes in the market value of our assets, changes in business conditions and the general economy, our ability to grow the commercial mortgage business, credit risks related to our investments in Agency CRT securities, commercial real estate assets and corporate debt, our ability to consummate any contemplated investment opportunities and other corporate transactions, changes in governmental regulations affecting our business, our ability to maintain our classification as a real estate investment trust (or REIT) for federal income tax purposes, our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act), and risks associated with the business of our subsidiaries, including the investment advisory businesses of our subsidiary, and risks associated with the broker dealer business of our subsidiary. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see the information under the caption “Risk Factors” contained in our most recent Annual Report on Form 10-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Business Environment

The size of our Agency mortgage-backed securities portfolio declined in the first quarter of 2015; however, this decline was largely offset by an increase in TBA contracts as part of a series of portfolio actions executed during the quarter. We remain cautious as the Federal Reserve (or Fed) has ceased adding to their Agency mortgage-backed securities portfolio and increases to the federal funds rate target are likely later in 2015.  Additionally, further financial and housing regulatory reform is possible, and its effect on our business is unclear.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), declined to a seasonally-adjusted annualized rate of 0.2% in the first quarter of 2015, significantly slower than the pace throughout much of 2014, according to the Bureau of Economic Analysis. The components were generally negative, as the sharp rise in the U.S. dollar reduced net exports, and the sharp fall in oil prices cut spending on goods and business investment. However, consumer spending on services picked up to 2.8% quarter-over-quarter, compared to 2.1% in 2014, a sign of a strengthening consumer. The year-over-year growth rate of 3.0% was strong, as the first quarter of 2014 was similarly stunted by temporary factors. Continued hiring and signs of budding wage growth provide optimism for a rebound over the rest of 2015.

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The employment situation improved vastly in 2014, with average monthly employment gains of 260,000 through December 2014 compared to 199,000 per month in 2013, according to the Bureau of Labor Statistics. Nonfarm payrolls have grown at a slower pace so far in 2015, averaging 197,000 over the first three months of the year.  The unemployment rate continued to decline, however, down to 5.5% in March 2015 compared to 5.6% in December 2014.  This is approaching the upper-end of the Fed’s own estimate of their mandate-consistent unemployment rate, which was lowered to 5.0-5.2% at their March 18, 2015 meeting. However, signs of labor market slack persist as measures of long-term unemployment, the part-time employment share and those out of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

the labor force who desire a job remain elevated versus long-term averages. Inflation remained below the Fed’s 2% target through the first quarter of 2015, as measured by the Personal Consumer Expenditure Chain Price Index (or PCE)  weakening in the first quarter of 2015 in the wake of the oil price fallout. The headline PCE measure fell to 0.3% year-over-year in March 2015, down from 0.8% in December 2014, though it was above the recent low of 0.2% in January 2015. The more stable core PCE measure, which excludes food and energy prices, remained below the Fed’s 2.0% target at 1.3% year-over-year in March 2015, unchanged from December 2014. The Federal Open Market Committee (FOMC or the Committee) has noted that “inflation persistently below its 2% objective could pose risks to economic performance,” and believes the current level of inflation below target is due to “transitory effects of declines in energy and import prices.” The Committee expects inflation to rise gradually toward 2% over the medium term.

At their January 27-28th, 2015 meeting, the FOMC kept in place their forward guidance that they would be “patient” in raising rates, meaning rate hikes would be unlikely for the following two meetings. They also openly acknowledged renewed risks abroad, adding that their hike decision “will include an assessment of international developments,” a nod to the rise in the dollar amidst weakness in the Eurozone and a new

European Central Bank stimulus program. At their March 17-18th, 2015 meeting, the Fed removed the aforementioned guidance that they would be “patient”, meaning rate hikes would be more likely by the summer. In contrast to this hawkish guidance, members lowered their forecasts for the expected future policy rate, with the median expectations reflecting only two 25 basis point hikes in 2015 versus a previously expected five. The rise in the U.S. dollar was cited as a primary factor contributing to this downgrade, coinciding with lowered GDP forecasts through 2017. The Fed made little change to their statement at their April 28-29th, 2015 meeting, indicating that in spite of the recent slowdown, they expect economic activity to rebound.

During the first quarter of 2015, the 10-year U.S. Treasury yielded between 1.6% and 2.2%. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, rose over the period, though it remained below the Fed’s 2% goal. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security current coupon and 10-year U.S. Treasury, remained stable quarter over quarter, despite intra-quarter volatility.

The following table summarizes interest rates as of each date presented:

March 31, 2015	December 31, 2014	March 31, 2014
30-Year mortgage current coupon	2.65%	2.83%	3.44%
Mortgage basis	73 bp	s	66 bp	s	72 bp	s
10-Year U.S. Treasury rate	1.92%	2.17%	2.72%

LIBOR:
1-Month	0.18%	0.17%	0.15%
6-Month	0.40%	0.36%	0.33%

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

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K.	Net Income (Loss) Summary The following table presents summarized financial information related to our results of operations as of and for the quarters ended March 31, 2015 and 2014.

	For the Quarter Ended March 31,
	2015	2014
	(dollars in thousands, except per share data)
Interest income	$519,172	$655,901
Interest expense	129,420	124,971
Net interest income	389,752	530,930
Other income (loss)	(815,299)	(682,902)
General and administrative expenses	50,938	47,378
Income (loss) before income taxes	(476,485)	(199,350)
Income taxes	14	4,001
Net income (loss)	(476,499)	(203,351)
Net income (loss) attributable to noncontrolling interest	(90)	-
Net income (loss) attributable to Annaly	(476,409)	(203,351)
Dividends on preferred stock	17,992	17,992
Net income (loss) available (related) to common stockholders	$(494,401)	$(221,343)
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.52)	$(0.23)
Diluted	$(0.52)	$(0.23)
Weighted average number of common shares outstanding:
Basic	947,669,831	947,458,813
Diluted	947,669,831	947,458,813

Non-GAAP financial measures (1):
Economic interest expense	287,659	385,406
Economic net interest income	231,513	270,495
Core earnings	254,082	239,744
Core earnings per average basic common share	$0.25	$0.23

Other information:
Asset portfolio at period-end	73,941,094	79,584,560
Average total assets	$83,515,522	$82,168,619
Average equity	$13,229,186	$12,484,884
Leverage at period-end (2)	4.8:1	5.2:1
Economic leverage at period-end (3)	5.7:1	5.2:1
Capital ratio (4)	14.1%	15.2%
Net interest margin	1.26%	1.32%
Net interest spread	0.83%	0.90%
Return on average total assets	(2.28%)	(0.99%)
Return on average equity	(14.41%)	(6.52%)
Constant prepayment rate	9%	6%
Common stock book value per share	$12.88	$12.30

(1)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(2)	Includes repurchase agreements, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(3)	Computed as the sum of debt, TBA derivative notional outstanding and net forward purchases of Investment Securities divided by total equity.
(4)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives).

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. See “Non-GAAP Financial Measures” for further information.
GAAP
Net income (loss) was ($476.5) million, which includes ($0.1) million attributable to a noncontrolling interest, or ($0.52) per average basic common share, for the quarter ended March 31, 2015 compared to ($203.4) million, or ($0.23) per average basic common share, for the same period in 2014. We attribute the majority of the change in

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

net income (loss) to higher realized losses on termination of interest rate swaps and unrealized losses on interest rates swaps reflecting lower forward interest rates, lower interest income resulting from a 74 basis point decrease in the average yield on Interest Earning Assets due to an increase in amortization expense, reflecting higher prepayment speeds for the quarter ended March 31, 2015 compared to the same period in 2014. The decrease in net income (loss) was partially offset by lower interest expense on interest rate swaps, reflecting a decline in swap notional amounts, and lower net losses on trading assets for the quarter ended March 31, 2015 compared to the same period in 2014.

Non-GAAP
Core earnings increased $14.3 million to $254.1 million, or $0.25 per average basic common share, for the quarter ended March 31, 2015 compared to $239.7 million, or $0.23 per average basic common share, for the same period in 2014. We attribute the majority of the increase to lower interest expense on interest rate swaps reflecting a decline in swap notional amounts, partially offset by lower interest income primarily attributable to a 74 basis point decrease in the average yield on Interest Earning Assets due to higher amortization expense for the quarter ended March 31, 2015 compared to the same period in 2014.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

●  core earnings;

●  core earnings per average basic common share;

●  economic interest expense; and

●  economic net interest income.

Core earnings represents a non-GAAP measure and is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment losses, GAAP net income (loss) attributable to noncontrolling interest and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets). TBA dollar roll income is defined as the difference in price between two TBA contracts with the same terms but different settlement dates. Dollar roll income represents the equivalent of interest income on the underlying security less an implied cost of financing.

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

Core Earnings

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters ended March 31, 2015 and 2014 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Quarter Ended March 31,
	2015	2014
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(476,499)	$(203,351)
Less:
Realized (gains) losses on termination of interest rate swaps	226,462	6,842
Unrealized (gains) losses on interest rate swaps	466,202	348,942
Net (gains) losses on disposal of investments	(62,356)	(79,710)
Net (gains) losses on trading assets	6,906	146,228
Net unrealized (gains) losses on interest-only Agency mortgage-backed securities	33,546	20,793
GAAP net (income) loss attributable to noncontrolling interest	90	-
Plus:
TBA dollar roll income (loss) (1)	59,731	-
Core earnings	$254,082	$239,744

GAAP net income (loss) per average basic common share	$(0.52)	$(0.23)
Core earnings per average basic common share	$0.25	$0.23

(1)	This amount is included as a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Quarter Ended:	(dollars in thousands)
March 31, 2015	$129,420	$158,239	$287,659	$389,752	$158,239	$231,513
March 31, 2014	$124,971	$260,435	$385,406	$530,930	$260,435	$270,495

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

Agency mortgage-backed securities portfolio for the periods presented.

Quarter Ended              CPR
March 31, 2015                9%
December 31, 2014          8%
March 31, 2014                6%
December 31, 2013          7%

Our interest income for the quarters ended March 31, 2015 and 2014 was $519.2 million and $655.9 million, respectively. We had average Interest Earning Assets of $83.9 billion and $81.9 billion, and the average yield on Interest Earning Assets was 2.47% and 3.21 % for the quarters ended March 31, 2015 and 2014,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

respectively. The decline in interest income of $136.7 million for the quarter ended March 31, 2015 compared to the same period in 2014 was primarily due to a 74 basis point decrease in the average yield on Interest Earning Assets due to an increase in amortization expense reflecting higher prepayment speeds, partially offset by a $2.1 billion increase in average Interest Earning Assets.

Economic Interest Expense and the Average Cost of Interest Bearing Liabilities

Typically, our largest expense is the average cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). The table below shows our average Interest Bearing Liabilities and average cost of Interest Bearing Liabilities as compared to average one-month and average six month LIBOR for the periods presented.

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarter Ended:	(dollars in thousands)
March 31, 2015	$70,137,382	$62,822,308	$287,659	1.64%	0.17%	0.38%	(0.21%)	1.47%	1.26%
March 31, 2014	$66,870,534	$66,159,608	$385,406	2.31%	0.16%	0.33%	(0.17%)	2.15%	1.98%

(1)	Economic interest expense includes interest expense on interest rate swaps.

Economic interest expense, including interest expense on interest rate swaps, for the quarter ended March 31, 2015 decreased by $97.7 million when compared to the quarter ended March 31, 2014, primarily due to lower interest expense on interest rate swaps, partially offset by a $3.3 billion increase in average Interest Bearing Liabilities.

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

As of March 31, 2015 and December 31, 2014, 96% and 98%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of March 31, 2015, the term to maturity of our repurchase agreements ranged from one day to four years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At March 31, 2015 and December 31, 2014, the weighted average cost of funds for all our borrowings was 1.74% and 1.65%, respectively, including the effect of the interest rate swaps, 4% Convertible Senior Notes due 2015, 5% Convertible Senior Notes due 2015 (collectively, the Convertible Senior Notes) and securitized debt of consolidated VIEs, and the weighted average days to maturity was 193 days and 142 days, respectively.

Economic Net Interest Income

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

Economic Net Interest Income

	Average Interest Earning Assets(1)	Total Interest Income	Average Yield on Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Spread	Net Interest Margin(4)
Quarter Ended:	(dollars in thousands)
March 31, 2015	$83,912,008	$519,172	2.47%	$70,137,382	$287,659	1.64%	$231,513	0.83%	1.26%
March 31, 2014	$81,852,609	$655,901	3.21%	$66,870,534	$385,406	2.31%	$270,495	0.90%	1.32%

(1)	Does not reflect unrealized gains/(losses) or premium/(discount).
(2)	Economic interest expense includes interest expense on interest rate swaps.
(3)	Economic net interest income includes interest expense on interest rate swaps.
(4)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps, plus TBA dollar roll income divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Other Income (Loss)

Other income (loss) is largely comprised of net gains (losses) on interest rate swaps, investment advisory income, net gains (losses) on disposal of investments, dividend income from affiliate, net gains (losses) on trading assets, net unrealized gains (losses) on interest-only Agency mortgage-backed securities and other income (loss), which includes certain operating and transaction expenses related to commercial real estate. These components of other income (loss) for the quarters ended March 31, 2015 and 2014 were as follows:

	For the Quarters Ended March 31,
	2015	2014
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(850,903)	$(616,219)
Investment advisory income	10,464	6,123
Net gains (losses) on disposal of investments	62,356	79,710
Dividend income from affiliate	4,318	13,045
Net gains (losses) on trading assets	(6,906)	(146,228)
Net unrealized gains (losses) on interest-only Agency mortgage-backed securities	(33,546)	(20,793)
Other income (loss)	(1,082)	1,460

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

The aggregate net gains (losses) on interest rate swaps were ($850.9) million for the quarter ended March 31, 2015 compared to ($616.2) million for the same period in 2014. The change was primarily attributable to higher realized losses on termination of interest rate swaps and unrealized losses on interest rates swaps, partially offset by lower interest expense on interest rate swaps for the quarter ended March 31, 2015 compared to the same period in 2014.

Investment advisory income increased $4.3 million to $10.5 million for the quarter ended March 31, 2015, primarily due to higher advisory fees from an affiliate.

For the quarter ended March 31, 2015, we disposed of Investment Securities with a carrying value of $14.9 billion for an aggregate net gain of $62.3 million. For the same period in 2014, we disposed of Investment Securities with a carrying value of $5.0 billion for an aggregate net gain of $80.7 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Dividend income from affiliate was $4.3 million for the quarter ended March 31, 2015, a decrease of $8.7 million compared to the same period in 2014 due to a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

$9.0 million special dividend from our investment in Chimera recognized during the first quarter of 2014.

Net gains (losses) on trading assets was ($6.9) million for the quarter ended March 31, 2015 compared to ($146.2) million for the same period in 2014. The change was primarily attributable to the change in net gains (losses) on TBA derivatives and lower net losses from interest rate swaptions.

Net unrealized gains (losses) on interest-only Agency mortgage-backed securities was ($33.5) million for the quarter ended March 31, 2015 compared to ($20.8) million for the same period in 2014. The change was primarily attributable to the downward trend in interest rates experienced in 2015 compared to the same period in 2014.

Other income (loss) was ($1.1) million for the quarter ended March 31, 2015 compared to $1.5 million for the same period in 2014. The change was primarily attributable to certain transaction related costs of ACREG.

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
Quarter Ended:	(dollars in thousands)
March 31, 2015	$50,938	0.24%	1.54%
March 31, 2014	$47,378	0.23%	1.52%

G&A expenses was $50.9 million for the quarter ended March 31, 2015, an increase of $3.6 million compared to the same period in 2014. The change was attributable to higher other general and administrative expenses, primarily professional fees.

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

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Unrealized gain	$1,083,222	$950,072
Unrealized loss	(309,223)	(745,189)
Net unrealized gain (loss)	$773,999	$204,883

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

The fair value of these securities being below amortized cost for the quarter ended March 31, 2015 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded net income (loss) of ($476.5) million, which includes a ($0.1) million net income (loss) attributable to a noncontrolling interest, and ($203.4) million for the quarters ended March 31, 2015 and 2014, respectively. Our return (loss) on average equity was (14.41)% and (6.52)% for the quarters ended March 31, 2015 and 2014, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Net Investment Advisory and Service Fees/Average Equity	Realized and Unrealized Gains and Losses/Average Equity	Other Income (Loss)/Average Equity(2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
Quarter Ended:
March 31, 2015	7.00%	0.31%	(20.28%)	0.10%	(1.54%)	0.00%	(14.41%)
March 31, 2014	8.67%	0.20%	(14.20%)	0.46%	(1.52%)	(0.13%)	(6.52%)

(1)	Economic net interest income includes interest expense on interest rate swaps.
(2)	Other income (loss) includes dividend income from affiliate, impairment of goodwill, loss on previously held equity interest in CreXus and other income (loss).

Financial Condition

Total assets were $78.7 billion and $88.4 billion as of March 31, 2015 and December 31, 2014, respectively. The change was primarily due to a $12.2 billion decrease in Agency mortgage-backed securities as we repositioned our Agency portfolio into TBA contracts with a notional value of $13.8 billion at March 31, 2015, partially offset by $1.5 billion of commercial real estate debt investments made in the first quarter of 2015, which was largely comprised of $1.4 billion of trust assets of a VIE consolidated for accounting purposes.

Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2015 and December 31, 2014 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At March 31, 2015 and December 31, 2014 we had on our Consolidated Statements of Financial Condition a total of $17.5 million and $19.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $4.7 billion and $5.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $2.6 billion and $1.7 billion for the quarter ended March 31, 2015 and 2014, respectively. The weighted average experienced prepayment speed for the quarters ended March 31, 2015 and 2014 was 9% and 6%, respectively.  Given our current portfolio composition,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities (excluding Agency interest-only mortgage-backed securities) and Agency interest-only mortgage-backed securities as of the dates presented.

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Investment Securities: (1)
Principal Amount	$65,084,689	$77,391,804
Net Premium	3,326,485	4,118,679
Amortized Cost	68,411,174	81,510,483
Amortized Cost/Principal Amount	105.11%	105.32%
Carrying Value	69,182,780	81,711,172
Carrying Value / Principal Amount	106.30%	105.58%
Weighted Average Coupon Rate	3.63%	3.69%
Weighted Average Yield	2.76%	2.81%

Adjustable-Rate Investment Securities:(1)
Principal Amount	$3,833,816	$3,870,609
Weighted Average Coupon Rate	2.90%	2.82%
Weighted Average Yield	2.65%	2.73%
Weighted Average Term to Next Adjustment	39 Months	35 Months
Weighted Average Lifetime Cap	8.16%	7.95%
Principal Amount at Period End as % of Total Investment Securities	5.89%	5.00%

Fixed-Rate Investment Securities: (1)
Principal Amount	$61,250,873	$73,521,195
Weighted Average Coupon Rate	3.67%	3.73%
Weighted Average Yield	2.77%	2.82%
Principal Amount at Period End as % of Total Investment Securities	94.11%	95.00%

Agency Interest-Only Mortgage-Backed Securities:
Notional Amount	$8,580,519	$8,008,538
Net Premium	1,350,548	1,230,471
Amortized Cost	1,350,548	1,230,471
Amortized Cost/Notional Amount	15.74%	15.36%
Carrying Value	1,308,966	1,222,434
Carrying Value/Notional Amount	15.26%	15.26%
Weighted Average Coupon Rate	4.08%	4.00%
Weighted Average Yield	7.72%	7.29%

(1)	Excludes Agency interest-only mortgage-backed securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Investment Securities by Index
March 31, 2015

	One Month Libor	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	1 mo.	3 mo.	56 mo.	1 mo.	1 mo.	11 mo.	19 mo.
Weighted average annual period cap	14.90%	1.80%	2.00%	-	-	2.00%	0.00%
Weighted average lifetime cap	15.54%	11.33%	9.26%	9.15%	10.66%	10.72%	3.80%
Investment principal value as percentage of Investment Securities	0.16%	0.20%	3.52%	0.15%	0.20%	0.12%	1.54%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Investment Securities by Index
December 31, 2014

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	50 mo.	1 mo.	1 mo.	12 mo.	22 mo.
Weighted average annual period cap	1.75%	2.00%	-	-	2.00%	-
Weighted average lifetime cap	11.28%	9.58%	9.15%	10.71%	10.72%	4.28%
Investment principal value as percentage of Investment Securities	0.19%	2.73%	0.13%	0.18%	0.12%	1.65%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, Convertible Senior Notes, interest expense on repurchase agreements and Convertible Senior Notes, securitized debt of consolidated VIEs, mortgages payable, participation sold, the non-cancelable office leases and employment agreements as of March 31, 2015.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of March 31, 2015, the interest rate swaps had a net negative fair value of $2.0 billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$49,854,826	$10,522,552	$100,000	$-	$60,477,378
Interest expense on repurchase agreements(1)	277,482	145,644	3,082	-	376,208
Convertible Senior Notes (principal)	750,000	-	-	-	750,000
Interest expense on Convertible Senior Notes	4,688	-	-	-	4,688
Securitized debt of consolidated VIE (principal)	159,555	63,465	-	1,259,185	1,482,205
Mortgages payable (principal)	391	18,645	23,375	103,950	146,361
Participation sold (principal)	297	13,061	-	-	13,358
Long-term operating lease obligations	1,780	7,129	7,129	21,401	37,439
Total	$50,999,019	$10,770,496	$133,586	$1,384,536	$63,287,637

(1) Interest expense on repurchase agreements calculated based on rates at March 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

We had no material unfunded loan commitments issued as of March 31, 2015.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use Federal Home Loan Bank of Des Moines (FHLB Des Moines) advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the quarter ended March 31, 2015, we received $2.6 billion from principal repayments and $14.0 billion in cash from disposal of Investment Securities, respectively. During the quarter ended March 31, 2014, we received $1.7 billion from principal repayments and $6.2 billion in cash from disposal of Investment Securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

originations, issuance of capital or other capital enhancing or risk reduction strategies.	The following table provides a summary of total stockholders’ equity as of March 31, 2015 and December 31, 2014:

Stockholders’ Equity

	March 31, 2015	December 31, 2014
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,477	9,476
Additional paid-in capital	14,787,117	14,786,509
Accumulated other comprehensive income (loss)	773,999	204,883
Accumulated deficit	(3,364,147)	(2,585,436)
Total stockholders’ equity	$13,119,505	$13,328,491

Common and Preferred Stock

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Quarters Ended:	(dollars in millions)
March 31, 2015	-	$-	53,000	$0.6
March 31, 2014	-	$-	56,000	$0.6

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2015 and 2014.

Distributions to Stockholders

Our policy is to distribute at least 100% of our REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, we distribute such shortfall within the next year as permitted by the Code. REIT taxable income will differ from GAAP net income (loss) due to timing differences, such as the amortization/accretion of premiums/discounts from purchases of Investment Securities and unrealized gains (losses) included in net income (loss).

We seek to generate income for distribution to our stockholders, typically by earning a spread between the yield on our assets and the cost of our borrowings. Our REIT taxable income, which serves as the basis for distributions to our stockholders, is generated primarily from this spread income.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table provides a summary of dividend distribution activity for the periods presented:

	For the Quarters Ended:
	March 31, 2015	March 31, 2014
	(dollars in thousands, except per share data)
Dividends declared to common stockholders	$284,310	$284,247
Dividends declared per common share	$0.30	$0.30
Dividends paid to common stockholders after period end	$284,310	$284,247
Dividends paid per common share after period end	$0.30	$0.30
Date of dividends paid to common stockholders after period end	April 30, 2015	April 30, 2014
Dividends declared to Series A Preferred stockholders	$3,648	$3,648
Dividends declared per Series A Preferred share	$0.492	$0.492
Dividends declared to Series C Preferred stockholders	$5,719	$5,719
Dividends declared per Series C Preferred share	$0.477	$0.477
Dividends declared to Series D Preferred stockholders	$8,625	$8,625
Dividends declared per Series D Preferred share	$0.469	$0.469

Leverage and Capital

We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there continues to be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain a ratio of debt-to-equity of less than 12:1. Our actual leverage ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio (including securitized debt of consolidated VIEs, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carveouts) at March 31, 2015 and December 31, 2014 was 4.8:1 and 5.4:1, respectively.  Our economic leverage ratio, which is computed as the sum of debt, TBA derivative notional outstanding and net forward purchases of Investment Securities divided by total equity, at March 31, 2015 and December 31, 2014 was 5.7:1 and 5.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 14.1% and 15.1% at March 31, 2015 and December 31, 2014, respectively.

Risk Management

We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to measure, monitor and manage these risks. Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk culture throughout Annaly focused on awareness which ensures the key risks are understood and managed appropriately. Each employee of our manager is accountable for monitoring and managing risk within their area of responsibility.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

We conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered and longer-term maturity profile.

Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made.  Should prepayment speeds on the mortgages underlying our Agency mortgage-backed securities and/or market interest rates or other factors move suddenly and cause declines in the market value of assets posted as collateral, resulting margin calls may cause an adverse change in our liquidity position.

At March 31, 2015, we had total financial instruments and cash pledged as collateral for repurchase agreements and interest rate swaps of $64.6 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended March 31, 2015.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarters Ended:	(dollars in thousands)
March 31, 2015	$68,572,119	$60,477,378	$100,000	$100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375
December 31, 2013	67,509,177	61,781,001	345,470	100,000
September 30, 2013	76,265,080	69,211,309	217,693	31,074
June 30, 2013	93,250,767	81,397,335	2,569,531	171,234

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

At March 31, 2015, the repurchase agreements outstanding had weighted average remaining maturities of 149 days and the following remaining maturities and weighted average rates:

	March 31, 2015
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$7,658,440	0.64%	12.7%
2 to 29 days	16,080,033	0.39%	26.6%
30 to 59 days	7,326,177	0.40%	12.1%
60 to 89 days	9,534,614	0.40%	15.8%
90 to 119 days	4,677,222	0.50%	7.7%
Over 120 days(1)	15,200,892	1.45%	25.1%
Total	$60,477,378	0.70%	100.0%

(1) Approximately 18% of the total repurchase agreements had a remaining maturity over 1 year.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table provides the carrying amount of our encumbered and unencumbered financial assets as of March 31, 2015:

Encumbered and Unencumbered Assets

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,819,173	$101,153	$1,920,326
Investments, at carrying value:(1)
Agency mortgage-backed securities	63,865,632	7,506,439	71,372,071
Agency debentures	691,716	303,692	995,408
Agency CRT securities	-	108,337	108,337
Commerical real estate debt investments	1,474,903	41,000	1,515,903
Commercial real estate debt and preferred equity, held for investment	531,635	966,771	1,498,406
Corporate debt	-	227,830	227,830
Total financial assets	$68,383,059	$9,255,222	$77,638,281

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

dividends. The following table presents our liquid assets as a percentage of total assets as of March 31,	2015.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$1,920,326
Investment Securities(2)	72,475,816
Commercial real estate debt investments	145,000
Total liquid assets	$74,541,142

Percentage of liquid assets to total assets	94.74%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $66.6 billion of assets that have been pledged as collateral against existing liabilities as of March 31, 2015. Please refer to the Encumbered and Unencumbered Assets table for related information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,920,326	$-	$-	$-	$1,920,326
Reverse repurchase agreements	100,000	-	-	-	100,000
Agency mortgage-backed securities (principal)	1,889	21,376	2,587,121	61,359,329	63,969,715
Agency debentures (principal)	-	-	150,000	858,803	1,008,803
Agency CRT securities (principal)	-	-	-	106,171	106,171
Senior securitized commercial mortgage loans of a consolidated VIE (principal)	-	-	-	1,361,282	1,361,282
Corporate debt (principal)	-	9,590	-	220,429	230,019
Commercial real estate debt and preferred equity (principal)	242,973	386,751	587,909	284,618	1,502,251
Total financial assets	$2,265,188	$417,717	$3,325,030	$64,190,632	$70,198,567

Financial Liabilities:
Repurchase agreements	$40,599,264	$9,255,562	$10,522,552	$100,000	$60,477,378
Convertible Senior Notes (principal)	750,000	-	-	-	750,000
Securitized debt of consolidated VIE (principal)	-	159,555	63,465	1,259,185	1,482,205
Participation sold (principal)	72	226	13,060	-	13,358
Total financial liabilities	$41,349,336	$9,415,343	$10,599,077	$1,359,185	$62,722,941

Maturity gap	$(39,084,148)	$(8,997,626)	$(7,274,047)	$62,831,447	$7,475,626

Cumulative maturity gap	$(39,084,148)	$(48,081,774)	$(55,355,821)	$7,475,626

Interest rate sensitivity gap	$(9,753,859)	$(8,140,754)	$(12,183,124)	$37,553,363	$7,475,626

Cumulative rate sensitivity gap	$(9,753,859)	$(17,894,613)	$(30,077,737)	$7,475,626

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(13.89%)	(25.49%)	(42.85%)	10.65%

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2015 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(14.8%)	0.1%	0.5%
-50 Basis Points	(8.0%)	0.2%	1.1%
-25 Basis Points	(1.0%)	0.2%	1.1%
Base Interest Rate	-	-	-
+25 Basis Points	1.7%	(0.3%)	(1.7%)
+50 Basis Points	3.7%	(0.7%)	(4.1%)
+75 Basis Points	4.9%	(1.3%)	(7.3%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.3%	7.5%
-15 Basis Points	0.8%	4.5%
-5 Basis Points	0.3%	1.5%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.5%)
+15 Basis Points	(0.8%)	(4.4%)
+25 Basis Points	(1.3%)	(7.3%)

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the Agency CRT securities in our portfolio. We are exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt or equity positions. We are exposed to risk of loss if an issuer, borrower or counterparty fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy. Our management will monitor the overall portfolio risk and determine estimates of provision for loss. Our portfolio composition as of March 31, 2015 and December 31, 2014 was as follows:

Asset Portfolio (using balance sheet values)
Category	March 31, 2015	December 31, 2014
Agency mortgage-backed securities(1)	93.9%	96.2%
Agency debentures	1.3%	1.6%
Agency CRT securities	0.1%	0.0%
Commercial real estate(2)	4.4%	2.0%
Corporate debt, held for investment	0.3%	0.2%

(1) Including TBAs held for delivery.
(2) Net of unamortized origination fees.

Our use of repurchase and derivative agreements create exposure to credit risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our Agency mortgage-backed securities are financed with repurchase agreements by pledging our agency securities as collateral to the lender. The collateral we pledge usually exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The following table summarizes our exposure to counterparties by geography as of March 31, 2015:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	16	$42,425,969	$(1,481,018)	$2,963,916
Europe	10	14,372,052	(518,244)	873,321
Asia (non-Japan)	1	389,828	-	25,945
Japan	4	3,289,529	-	216,143
Total	31	$60,477,378	$(1,999,262)	$4,079,325

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps. The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met to claim the relief are that the mortgage real estate investment trust relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service. While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

Critical Accounting Policies and Estimates

Our critical accounting policies which require us to make significant judgments or estimates are described below.  For more information on these critical accounting policies and other significant accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Valuation of Financial Instruments

Investment Securities

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

There is an active market for Agency mortgage-backed securities, Agency debentures and Agency CRT securities.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities.  All internal market values are compared to external pricing sources and/or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Interest rate swaps

We use the overnight indexed swap (or OIS) curve as an input to value substantially all of our interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of interest rate swaps.  Consistent with market practice, we exchange collateral (also called margin) based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty or derivatives clearing organization, providing additional verification of our recorded fair value of the interest rate swaps.

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use a third-party supplied model to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on sales of investment securities are recorded on trade date based on the average cost of the security.

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

Agency Credit Risk Transfer (“CRT”) Securities
The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.

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

Broker
Generic name for a securities firm engaged in both buying and selling securities on behalf of customers or its own account.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

C
Capital Buffer
Includes unencumbered financial assets which can be utilized as collateral to meet liquidity needs.

Capital Ratio
Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positons.

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

Commercial Mortgage-Backed Security (CMBS)
Securities collateralized by a pool of mortgages on commercial real estate in which all principal and interest from the mortgages flow to certificate holders in a defined sequence or manner.

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

Core Earnings and Core Earnings Per Basic Share
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and Agency interest-only mortgage-backed securities, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest and certain other non-recurring gains or losses

Corporate Debt
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Economic Leverage Ratio
Calculated as the sum of debt, TBA derivative notional outstanding and net forward purchases divided by total equity.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Interest Earning Assets
Refers to Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, cash and cash equivalents, commercial real estate investments and commercial real estate debt and preferred equity interests. Average Interest Earning Assets is based on daily balances.

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

Investment Securities
Refers to Agency mortgage-backed securities, Agency debentures and Agency CRT securities.

L
Leverage
The use of borrowed money to increase investing power and economic returns.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Net Interest Margin
Represents annualized economic net interest income, inclusive of interest expense on interest rate swaps, plus TBA dollar roll income divided by the sum of its average Interest Earning Assets plus average outstanding TBA derivative balances.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

TBA Dollar Roll Income
TBA dollar roll income is defined as the difference in price between two TBA contracts with the same terms but different settlement dates. TBA dollar roll income represents the equivalent of interest income on the underlying security less an implied cost of financing.

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

U.S. Government-Sponsored Enterprise (GSE) Obligations
Obligations of Agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress, such as Fannie Mae and Freddie Mac; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

V
Value-at-Risk (VaR)
A statistical technique which measures the potential loss in value of an asset or portfolio over a defined period for a given confidence interval.

Variable Interest Entity (VIE)
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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

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

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2015 (Unaudited) and December 31, 2014 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2014); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March 31, 2015 and 2014; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 7, 2015	By:	/s/ Wellington J. Denahan Wellington J. Denahan (Chief Executive Officer, and authorized officer of the registrant)

Dated: May 7, 2015	By:	/s/ Glenn A. Votek Glenn A. Votek (Chief Financial Officer and principal financial officer of the registrant)