Form 10-Q
period 2015-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2015-08-06
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑   Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2015
Common Stock, $.01 par value	947,778,980

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at June 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited consolidated financial statements at December 31, 2014)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2015 and 2014	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2015 and 2014	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014	4
Notes to Consolidated Financial Statements (Unaudited)	6
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Agency Mortgage-Backed Securities	16
Note 5. Commercial Real Estate Investments	18
Note 6. Fair Value Measurements	24
Note 7. Secured Financing	26
Note 8. Derivative Instruments	27
Note 9. Convertible Senior Notes	31
Note 10. Common Stock and Preferred Stock	32
Note 11. Interest Income and Interest Expense	33
Note 12. Goodwill	33
Note 13. Net Income (Loss) per Common Share	33
Note 14. Long-Term Stock Incentive Plan	34
Note 15. Income Taxes	34
Note 16. Lease Commitments and Contingencies	35
Note 17. Risk Management	35
Note 18. RCap Regulatory Requirements	36
Note 19. Related Party Transactions	36
Note 20. Subsequent Events	37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Special Note Regarding Forward-Looking Statements	38
Overview	40
Business Environment	40
Results of Operations	41
Financial Condition	49
Capital Management	52
Risk Management	54
Critical Accounting Policies and Estimates	62
Glossary of Terms	64

Item 3. Quantitative and Qualitative Disclosures about Market Risk	71

Item 4. Controls and Procedures	71

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	72

Item 6. Exhibits	73

SIGNATURES	75

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2015	2014(1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,412,141 and $1,584,701, respectively)	$1,785,158	$1,741,244
Reverse repurchase agreements	-	100,000
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $60,926,741 and $74,006,480, respectively)	67,605,287	81,565,256
Agency debentures (including pledged assets of $95,239 and $1,368,350, respectively)	429,845	1,368,350
Agency CRT securities	214,130	-
Commercial real estate debt investments (including pledged assets of $2,812,824 and $0, respectively) (2)	2,812,824	-
Investment in affiliate	123,343	143,045
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $179,300 and $0, respectively) (3)	1,332,955	1,518,165
Investments in commercial real estate	216,800	210,032
Corporate debt	311,640	166,464
Receivable for investments sold	247,361	1,010,094
Accrued interest and dividends receivable	234,006	278,489
Receivable for investment advisory income (including from affiliate of $10,589 and $10,402, respectively)	10,589	10,402
Goodwill	71,815	94,781
Interest rate swaps, at fair value	30,259	75,225
Other derivatives, at fair value	38,074	5,499
Other assets	81,594	68,321
Total assets	$75,545,680	$88,355,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	57,459,552	71,361,926
Other secured financing	203,200	-
Convertible Senior Notes	-	845,295
Securitized debt of consolidated VIEs (4)	2,610,974	260,700
Mortgages payable	146,359	146,553
Participation sold	13,490	13,693
Payable for investments purchased	673,933	264,984
Accrued interest payable	131,629	180,501
Dividends payable	284,331	284,293
Interest rate swaps, at fair value	1,328,729	1,608,286
Other derivatives, at fair value	40,539	8,027
Accounts payable and other liabilities	58,139	47,328
Total liabilities	62,950,875	75,021,586

7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,768,496 and 947,643,079 issued and outstanding, respectively	9,478	9,476
Additional paid-in capital	14,788,677	14,786,509
Accumulated other comprehensive income (loss)	(354,965)	204,883
Accumulated deficit	(2,766,250)	(2,585,436)
Total stockholders’ equity	12,589,999	13,328,491
Noncontrolling interest	4,806	5,290
Total equity	12,594,805	13,333,781
Total liabilities and equity	$75,545,680	$88,355,367

(1)	Derived from the audited consolidated financial statements at December 31, 2014.
(2)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.6 billion and $0 at June 30, 2015 and December 31, 2014, respectively.
(3)
Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $361.2 million and $398.6 million carried at amortized cost, net of an allowance for losses of $0, at June 30, 2015 and December 31, 2014.

(4)	Includes securitized debt of consolidated VIEs carried at fair value of $2.4 billion and $0 at June 30, 2015 and December 31, 2014, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income:
Interest income	$624,346	$683,962	$1,143,518	$1,339,863
Interest expense	113,072	126,107	242,492	251,078
Net interest income	511,274	557,855	901,026	1,088,785

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(144,465)	(220,934)	(302,704)	(481,369)
Realized gains (losses) on termination of interest rate swaps	-	(772,491)	(226,462)	(779,333)
Unrealized gains (losses) on interest rate swaps	700,792	175,062	234,590	(173,880)
Subtotal	556,327	(818,363)	(294,576)	(1,434,582)
Net gains (losses) on disposal of investments	3,833	5,893	66,189	85,603
Net gains (losses) on trading assets	(114,230)	(46,489)	(121,136)	(192,717)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	17,581	2,085	(15,965)	(18,708)
Impairment of goodwill	(22,966)	-	(22,966)	-
Subtotal	(115,782)	(38,511)	(93,878)	(125,822)
Total realized and unrealized gains (losses)	440,545	(856,874)	(388,454)	(1,560,404)

Other income (loss):
Investment advisory income	10,604	6,109	21,068	12,232
Dividend income from affiliate	4,318	4,048	8,636	17,093
Other income (loss)	(22,344)	4,687	(23,426)	6,147
Total other income (loss)	(7,422)	14,844	6,278	35,472

General and administrative expenses:
Compensation and management fee	37,014	39,277	75,643	77,798
Other general and administrative expenses	14,995	12,912	27,304	21,769
Total general and administrative expenses	52,009	52,189	102,947	99,567

Income (loss) before income taxes	892,388	(336,364)	415,903	(535,714)

Income taxes	(7,683)	(852)	(7,669)	3,149

Net income (loss)	900,071	(335,512)	423,572	(538,863)

Net income (loss) attributable to noncontrolling interest	(149)	-	(239)	-

Net income (loss) attributable to Annaly	900,220	(335,512)	423,811	(538,863)
Dividends on preferred stock	17,992	17,992	35,984	35,984
Net income (loss) available (related) to common stockholders	$882,228	$(353,504)	$387,827	$(574,847)

Net income (loss) per share available (related) to common stockholders:
Basic	$0.93	$(0.37)	$0.41	$(0.61)
Diluted	$0.93	$(0.37)	$0.41	$(0.61)

Weighted average number of common shares outstanding:
Basic	947,731,493	947,515,127	947,700,832	947,487,125
Diluted	947,929,762	947,515,127	947,878,958	947,487,125
Dividends declared per share of common stock	$0.30	$0.30	$0.60	$0.60
Net income (loss)	$900,071	$(335,512)	$423,572	$(538,863)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(1,125,043)	1,522,126	(493,571)	2,263,298
Reclassification adjustment for net (gains) losses included in net income (loss)	(3,921)	(5,903)	(66,277)	(86,621)
Other comprehensive income (loss)	(1,128,964)	1,516,223	(559,848)	2,176,677
Comprehensive income (loss)	$(228,893)	$1,180,711	$(136,276)	$1,637,814
Comprehensive income (loss) attributable to noncontrolling interest	(149)	-	(239)	-
Comprehensive income (loss) attributable to Annaly	(228,744)	1,180,711	(136,037)	1,637,814
Dividends on preferred stock	17,992	17,992	35,984	35,984
Comprehensive income (loss) attibutable to common stockholders	$(246,736)	$1,162,719	$(172,021)	$1,601,830

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total
BALANCE, December 31, 2013	$177,088	$290,514	$445,457	$9,474	$14,765,761	$(2,748,933)	$(534,306)	$12,405,055	$-	$12,405,055
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(538,863)	(538,863)	-	(538,863)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	2,263,298	-	2,263,298	-	2,263,298
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(86,621)	-	(86,621)	-	(86,621)
Stock compensation expense	-	-	-	-	998	-	-	998	-	998
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	1,207	-	-	1,208	-	1,208
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	8,336	-	-	8,336	-	8,336
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)	-	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)	-	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)	-	(17,250)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(568,508)	(568,508)	-	(568,508)
BALANCE, June 30, 2014	$177,088	$290,514	$445,457	$9,475	$14,776,302	$(572,256)	$(1,677,661)	$13,448,919	$-	$13,448,919
BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	423,811	423,811	-	423,811
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(239)	(239)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(493,571)	-	(493,571)	-	(493,571)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(66,277)	-	(66,277)	-	(66,277)
Stock compensation expense	-	-	-	-	1,024	-	-	1,024	-	1,024
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	1,144	-	-	1,146	-	1,146
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	(245)	(245)
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)	-	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)	-	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)	-	(17,250)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(568,641)	(568,641)	-	(568,641)
BALANCE, June 30, 2015	$177,088	$290,514	$445,457	$9,478	$14,788,677	$(354,965)	$(2,766,250)	$12,589,999	$4,806	$12,594,805

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$423,572	$(538,863)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	378,814	268,629
Amortization of commercial real estate investment premiums and discounts, net	(581)	391
Amortization of intangibles	3,586	228
Amortization of deferred financing costs	4,561	5,460
Amortization of net origination fees and costs, net	(2,350)	(2,090)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	12,246	14,241
Depreciation expense	5,687	736
Net gain on sale of commercial real estate	-	(2,748)
Net loss on sale of commercial real estate debt held for investment	100	-
Net (gains) losses on sales of Investment Securities	(66,289)	(86,621)
Stock compensation expense	1,024	998
Impairment of goodwill	22,966	-
Unrealized (gains) losses on interest rate swaps	(234,590)	173,880
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	15,965	18,708
Net (gains) losses on trading assets	121,136	192,717
Proceeds from repurchase agreements of RCap	895,400,000	531,215,774
Payments on repurchase agreements of RCap	(900,650,000)	(524,667,907)
Proceeds from reverse repurchase agreements	26,925,000	55,923,453
Payments on reverse repurchase agreements	(26,825,000)	(55,823,453)
Proceeds from securities borrowed	-	23,888,955
Payments on securities borrowed	-	(21,306,062)
Proceeds from securities loaned	-	41,939,298
Payments on securities loaned	-	(44,466,959)
Proceeds from U.S. Treasury securities	-	3,159,253
Payments on U.S. Treasury securities	-	(3,920,425)
Net payments on derivatives	(116,122)	(92,716)
Net change in:
Due to / from brokers	-	8,596
Other assets	(15,686)	(9,444)
Accrued interest and dividends receivable	45,897	(25,419)
Receivable for investment advisory income	(187)	459
Accrued interest payable	(48,857)	12,170
Accounts payable and other liabilities	13,952	(3,925)
Net cash provided by (used in) operating activities	(4,585,156)	5,877,314

Cash flows from investing activities:
Payments on purchases of Investment Securities	(8,638,138)	(21,722,521)
Proceeds from sales of Investment Securities	18,278,224	11,375,718
Principal payments on Agency mortgage-backed securities	5,342,053	3,570,508
Payments on purchases of corporate debt	(187,035)	(69,748)
Principal payments on corporate debt	42,352	36,429
Purchases of commercial real estate debt investments	(276,918)	-
Sales of commercial real estate debt investments	41,016	-
Purchase of securitized loans at fair value	(2,574,353)	-
Origination of commercial real estate investments, net	(180,531)	(172,120)
Proceeds from sale of commercial real estate investments	46,806	-
Principal payments on commercial real estate debt investments	1,616	-
Proceeds from sales of commercial real estate held for sale	-	26,019
Principal payments on commercial real estate investments	321,050	171,190
Purchase of investments in real estate	(121)	(36,743)
Investment in unconsolidated joint venture	(12,410)	-
Purchase of equity securities	(8,130)	(200)
Net cash provided by (used in) investing activities	12,195,481	(6,821,468)

Statements continued on following page.

Cash flows from financing activities:
Proceeds from repurchase agreements	105,819,378	98,482,785
Principal payments on repurchase agreements	(114,471,752)	(96,439,435)
Payments on maturity of convertible senior notes	(857,541)	-
Proceeds from other secured financing	203,200	5,000
Proceeds from issuance of securitized debt	2,382,810	260,700
Principal repayments on securitized debt	(37,915)	-
Principal repayments on securitized loans	50	-
Payment of deferred financing cost	(641)	(4,288)
Net proceeds from direct purchases and dividend reinvestments	1,144	1,208
Proceeds from mortgages payable	-	11,025
Principal payments on participation sold	(147)	(139)
Principal payments on mortgages payable	(165)	(11)
Distributions to noncontrolling interests	(245)	-
Dividends paid	(604,587)	(604,461)
Net cash provided by (used in) financing activities	(7,566,411)	1,712,384

Net (decrease) increase in cash and cash equivalents	43,914	768,230

Cash and cash equivalents, beginning of period	1,741,244	552,436

Cash and cash equivalents, end of period	$1,785,158	$1,320,666
Supplemental disclosure of cash flow information:
Interest received	$1,541,718	$1,617,804
Dividends received	$8,366	$17,093
Investment advisory income received	$20,881	$12,691
Interest paid (excluding interest paid on interest rate swaps)	$218,272	$267,103
Net interest paid on interest rate swaps	$305,327	$479,006
Taxes paid	$1,901	$5,061
Noncash investing activities:
Receivable for investments sold	$247,361	$856,983
Payable for investments purchased	$673,933	$781,227
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(559,848)	$2,176,677
Noncash financing activities:
Dividends declared, not yet paid	$284,331	$284,261
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$-	$8,336

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, Agency debentures, Agency credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate loans. The Company’s principal business objective is to generate net income for distribution to its stockholders from its investments. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

The Company’s business operations are primarily comprised of the following:

-- Annaly, the parent company, which invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.

-- Annaly Commercial Real Estate Group, Inc. (“ACREG,” formerly known as CreXus Investment Corp. (“CreXus”)), a wholly-owned subsidiary that was acquired during the second quarter of 2013 which specializes in acquiring, financing and managing commercial real estate loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

-- RCap Securities, Inc. (“RCap”), a wholly-owned subsidiary which operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (“FINRA”).

-- Fixed Income Discount Advisory Company (“FIDAC”), a wholly-owned subsidiary which manages an affiliated real estate investment trust (“REIT”) for which it earns fee income.

-- Annaly Middle Market Lending LLC (“MML”) (formerly known as Charlesfort Capital Management LLC), a wholly-owned subsidiary which engages in corporate middle market lending transactions.

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

3.     SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. The Company reclassified previously presented financial information so that amounts previously presented conform to the current presentation.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash and securities deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to its interest rate swaps and other derivatives totaled approximately $1.4 billion and $1.6 billion at June 30, 2015 and December 31, 2014, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities, Agency Debentures and Agency Credit Risk Transfer Securities – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae and securities in the Agency CRT sector. The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.

Agency mortgage-backed securities, Agency debentures and Agency CRT securities are referred to herein as “Investment Securities.” Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of its overall management of its portfolio. Investment Securities classified as available-for-sale and reported at fair values estimated by management that are compared to independent sources for reasonableness, with unrealized gains and losses reported as a component of other comprehensive income (loss). Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting.  The Company changed its accounting policy for determining the realized gains and losses on sales of Investment Securities from the average cost method to the specific identification method.  The Company determined that the specific identification method was preferable because it more accurately matches gains or losses with costs and is the methodology predominantly used by its industry peers, among other considerations.  The impact of the change was immaterial to the consolidated financial statements and prior periods.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company elected the fair value option for Agency interest-only mortgage-backed securities and certain Agency CRT securities. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These Agency interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific Agency mortgage-backed securities. Agency interest-only mortgage-backed securities and certain Agency CRT securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on financial instruments measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

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

Corporate Debt   – The Company’s investments in corporate debt, which are loans, are designated as held for investment and investments that are debt securities are designated as held to maturity when the Company has the intent and ability to hold the investment until maturity or payoff.  These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses (or other-than-temporary impairment). No allowance for loan losses or other-than temporary impairment was recognized as of June 30, 2015 and December 31, 2014.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms.  Premiums and discounts are amortized or accreted into interest income using the interest method.

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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities without intent to accept delivery (“TBA derivatives”), options on TBA securities (“MBS options”) and U.S. Treasury and Eurodollar futures contracts.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the quarters and six months ended June 30, 2015 and 2014.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of June 30, 2015 and December 31, 2014.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Convertible Senior Notes – The Company records the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature (collectively, the “Conversion Features”). The Conversion Features’ intrinsic value is included in “Additional paid-in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the recorded liability amount associated with the Convertible Senior Notes. A Conversion Feature may be recognized as a result of adjustments to the conversion price for dividends declared to common stockholders. The 4% and 5% Convertible Senior Notes matured in February 2015 and May 2015, respectively.

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of June 30, 2015 and December 31, 2014.

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

Commercial Real Estate Investments

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. Commercial real estate loans are designated as held for investment and are originated or purchased by the Company and carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Origination fees and costs, premiums and discounts are amortized or accreted into interest income over the estimated life of the loan.  The Company has elected the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate.  Interest income is recognized as earned determined by the stated coupon and outstanding principal balance.  See “Commercial Real Estate Investments” footnote for additional information.

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

The Company may be exposed to various levels of credit risk depending on the nature of its investments and the nature of the assets underlying the investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include evaluation of the underlying borrowers’ ability to manage and operate their respective properties.  Management reviews loan-to-value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan-to-

value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan.  Management also reviews economic trends, both macro as well as those directly affecting the property, and the supply and demand of competing projects in the sub-market in which each subject property is located.

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

Investments in commercial real estate are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category                   Term
Building                    31-40 years
Site improvements    1-10 years

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
Recent Accounting Pronouncements The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company’s consolidated financial statements:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2015-10, Technical Corrections and Improvements	This perpetual project updates the Codification for technical corrections and improvements.	January 1, 2016 (early adoption permitted) for amendments subject to the transition guidance	Not expected to have a significant impact on the consolidated financial statements.
ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
This update removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements for these investments.
		January 1, 2016 (early adoption permitted)	Not expected to have an impact on the consolidated financial statements.
ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
This update clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use. The guidance also eliminates the current requirement that customers analogized to the leasing standard when determining the asset acquired in a software licensing arrangement.
		January 1, 2016 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs
This ASU requires that debt issue costs are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement of debt issue costs are not affected.
		January 1, 2016 (early adoption permitted)	Impacts presentation only and will not have a significant impact on the consolidated financial statements.
ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis
This update affects the following areas of the consolidation analysis: limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds.
		January 1, 2016 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)	This update eliminates from GAAP the concept of extraordinary items.	January 1, 2016 (early adoption permitted)	Not expected to have an impact on the consolidated financial statements.
ASU 2014-16, Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity
This ASU provides additional guidance for evaluating whether conversion rights, redemption rights, voting rights, liquidation rights and dividend payment preferences and other features embedded in a share, including preferred stock, contain embedded derivatives requiring bifurcation. The update requires that an entity determine the nature of the host contract by considering all stated and implied terms and features in a hybrid instrument.
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
		January 1, 2017	Not expected to have a significant impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standards that were adopted
ASU 2015-08, Business Combinations Topic 805 Pushdown Accounting Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115	This update amends the codification for SEC Staff Bulletin No. 115	November 18, 2014	Did not have an impact on the consolidated financial statements.
ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting
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
		January 1, 2015 (early adoption permitted)	The Company early adopted this ASU and applied the guidance to a commercial mortgage backed securitization transaction. See "Commercial Real Estate Investments" footnote for further disclosure.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.	This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.	January 1, 2015	Impacts disclosures only and does not have a significant impact on the consolidated financial statements.
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	This ASU raises the threshold for a disposal to be treated as discontinued operations.	April 1, 2015	Did not have a significant impact on the consolidated financial statements.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4.     AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of June 30, 2015 and December 31, 2014, which were carried at their fair value:

June 30, 2015	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$23,711,840	$39,327,716	$88,764	$63,128,320
Unamortized premium	1,929,740	2,888,081	18,623	4,836,444
Unamortized discount	(6,475)	(6,946)	(351)	(13,772)
Amortized cost	25,635,105	42,208,851	107,036	67,950,992
Gross unrealized gains	205,399	439,909	6,763	652,071
Gross unrealized losses	(429,729)	(564,527)	(3,520)	(997,776)
Estimated fair value	$25,410,775	$42,084,233	$110,279	$67,605,287

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$64,478,692	$3,472,300	$67,950,992
Gross unrealized gains	538,926	113,145	652,071
Gross unrealized losses	(971,629)	(26,147)	(997,776)
Estimated fair value	$64,045,989	$3,559,298	$67,605,287

December 31, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$27,906,221	$47,979,778	$97,000	$75,982,999
Unamortized premium	1,951,798	3,396,368	20,560	5,368,726
Unamortized discount	(8,985)	(8,857)	(358)	(18,200)
Amortized cost	29,849,034	51,367,289	117,202	81,333,525
Gross unrealized gains	313,761	660,230	8,010	982,001
Gross unrealized losses	(322,094)	(424,800)	(3,376)	(750,270)
Estimated fair value	$29,840,701	$51,602,719	$121,836	$81,565,256

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$78,250,313	$3,083,212	$81,333,525
Gross unrealized gains	847,615	134,386	982,001
Gross unrealized losses	(732,533)	(17,737)	(750,270)
Estimated fair value	$78,365,395	$3,199,861	$81,565,256

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Agency mortgage-backed securities as of June 30, 2015 and December 31, 2014, according to their estimated weighted average life classifications:

	June 30, 2015		December 31, 2014
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$14,192	$14,747	$43,248	$42,831
Greater than one year through five years	21,034,470	20,688,236	42,222,114	41,908,586
Greater than five years through ten years	46,141,855	46,850,242	39,018,833	39,098,352
Greater than ten years	414,770	397,767	281,061	283,756
Total	$67,605,287	$67,950,992	$81,565,256	$81,333,525

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The weighted average lives of the Agency mortgage-backed securities at June 30, 2015 and December 31, 2014 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	17,000,465	(168,223)	515	4,613,599	(36,959)	205
12 Months or More	23,601,763	(829,553)	234	35,175,194	(713,311)	302
Total	40,602,228	(997,776)	749	39,788,793	(750,270)	507

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

During the quarter and six months ended June 30, 2015, the Company disposed of $2.0 billion and $16.5 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $6.3 million and $71.6, respectively.

During the quarter and six months ended June 30, 2014, the Company disposed of $4.9 billion and $9.2 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $41.5 million and $171.1 million, respectively.  The specific identification method is used as the basis on which the realized gain or loss on sale is determined.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities. Agency interest-only mortgage-backed securities in the Company’s portfolio as of June 30, 2015 and December 31, 2014 had net unrealized gains (losses) of $(22.7) million and $(8.0) million and an amortized cost of $1.4 billion and $1.2 billion, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.     COMMERCIAL REAL ESTATE INVESTMENTS

At June 30, 2015 and December 31, 2014, commercial real estate investments held for investment were composed of the following:

CRE Debt and Preferred Equity Investments

	June 30, 2015			December 31, 2014
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	262,546	261,684	19.6%	384,304	383,895	25.2%
Senior securitized mortgages(3)	361,672	361,215	27.1%	399,541	398,634	26.3%
Mezzanine loans	498,273	498,332	37.3%	522,474	522,731	34.4%
Preferred equity	213,213	211,724	16.0%	214,653	212,905	14.1%
Total	$1,335,704	$1,332,955	100.0%	$1,520,972	$1,518,165	100.0%

(1) Carrying value includes unamortized origination fees of $2.8 million and $3.0 million as of June 30, 2015 and December 31, 2014, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIEs.

	June 30, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	156,035	-	27,392	-	183,427
Principal payments	(230,147)	(37,869)	(51,592)	(1,441)	(321,049)
Sales (principal)	(46,945)	-	-	-	(46,945)
Amortization & accretion of (premium) discounts	(72)	-	(108)	50	(130)
Net (increase) decrease in origination fees	(2,660)	-	(236)	-	(2,896)
Amortization of net origination fees	1,578	450	145	210	2,383
Transfers	-	-	-	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value	$261,684	$361,215	$498,332	$211,724	$1,332,955

(1) Assets of consolidated VIE.
	December 31, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	127,112	-	-	122,742	-	249,854
Principal payments	(12,756)	-	(41,059)	(227,151)	(35,116)	(316,082)
Sales (principal)	-	-	-	-	-	-
Amortization & accretion of (premium) discounts	(138)	-	(349)	(1,093)	108	(1,472)
Net (increase) decrease in origination fees	(2,427)	(116)	-	(478)	-	(3,021)
Amortization of net origination fees	2,783	772	-	609	753	4,917
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$383,895	$398,634	$-	$522,731	$212,905	$1,518,165

(1) Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

	June 30, 2015
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List		Defaulted-Recovery (2)	Impaired
	(dollars in thousands)
Senior mortgages	$262,546	19.6%	$249,573	$-		$12,973	$-
Senior securitized mortgages(1)	361,672	27.1%	352,422	9,250		-	-
Mezzanine loans	498,273	37.3%	498,273	-		-	-
Preferred equity	213,213	16.0%	162,213	51,000	(3)	-	-
	$1,335,704	100.0%	$1,262,481	$60,250		$12,973	$-

(1) Assets of consolidated VIE.
(2) Related to one loan on non-accrual status.
(3) Borrower made a $25 million principal payment on July 8, 2015 reducing outstanding principal to $26 million.

	December 31, 2014
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List		Defaulted-Recovery (2)	Impaired
	(dollars in thousands)
Senior mortgages	$384,304	25.2%	$371,331	$-		$12,973	$-
Senior securitized mortgages(1)	399,541	26.3%	390,291	9,250		-	-
Mezzanine loans	522,474	34.4%	522,474	-		-	-
Preferred equity	214,653	14.1%	214,653	-		-	-
	$1,520,972	100.0%	$1,498,749	$9,250		$12,973	$-

(1) Assets of consolidated VIE.
(2) Related to one loan on non-accrual status.

Real Estate Acquisitions

In November 2014, a joint venture, in which the Company has a 90% interest, acquired eleven retail properties located in New York, Ohio and Georgia. The purchase price was funded with cash and a new $104.0 million, ten-year, 4.03% fixed-rate interest-only mortgage loan.

Refer to Equity Method Investments below for details related to real estate investment activity during the quarter ended June 30, 2015. The following table summarizes acquisitions of real estate held for investment in 2014:

Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (Years)(1)
(dollars in thousands)
April 2014	Single-tenant retail	Tennessee	$19,000	8
June 2014	Multi-tenant retail	Virginia	$17,743	7
November 2014	Multi-tenant retail	New York, Ohio, Georgia	$154,000	4.6

The aforementioned acquisitions were accounted for using the acquisition method of accounting. No additional real estate acquisition costs were expensed during the period ended June 30, 2015.	The following table presents the aggregate final allocation of the purchase price:

	Tennessee	Virginia	Joint Venture	Total
	(dollars in thousands)
Purchase Price Allocation:
Land	$3,503	$6,394	$21,441	$31,338
Buildings	11,960	10,862	97,680	120,502
Site improvements	1,349	1,184	12,705	15,238
Tenant Improvements	-	-	9,365	9,365
Real estate held for investment	16,812	18,440	141,191	176,443

Intangible assets (liabilities):
Leasehold intangible assets	4,288	3,218	22,297	29,803
Above market lease	-	-	5,458	5,458
Below market lease value	(2,100)	(3,915)	(14,946)	(20,961)
Total purchase price	$19,000	$17,743	$154,000	$190,743

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

During June 2015 the purchase price allocation related to the joint venture was finalized resulting in a net increase to amortization and depreciation expense of $1.3 million during the quarter ended June 30, 2015.

Total Commercial Real Estate Investments

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$37,977	$38,117
Buildings and improvements	176,324	176,139
Subtotal	214,301	214,256
Less: accumulated depreciation	(9,911)	(4,224)
Total real estate held for investment, at amortized cost, net	204,390	210,032
Equity in unconsolidated joint venture	12,410	-
Total investment in commercial real estate, net	216,800	210,032
Net carrying value of CRE Debt and Preferred Equity Investments	1,332,955	1,518,165
Total commercial real estate investments	$1,549,755	$1,728,197

Depreciation expense was $2.9 million and $5.7 million for the quarter and six months ended June 30, 2015, respectively.  Depreciation expense was $0.4 million and $0.7 million for the quarter and six months ended June 30, 2014, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).  The table below presents the minimum future rentals on noncancelable leases of the Company’s commercial real estate investments as of June 30, 2015.

Rental Income

The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2015  for the consolidated properties, including consolidated joint venture properties are as follows (in thousands):

June 30, 2015
(dollars in thousands)
2015 (remaining)	$10,346
2016	18,784
2017	16,055
2018	13,695
2019	11,375
Later years	50,702
$120,957

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable as of June 30, 2015 and December 31, 2014, were as follows:

June 30, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
		(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	12/6/2024	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,552	16,495	3.50%	Fixed	1/1/2017	First liens
Nevada	2,482	2,471	3.45%	Floating (1)	3/29/2017	First liens
	$146,359	$146,291

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2014
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
		(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	12/6/2024	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,709	16,600	3.50%	Fixed	1/1/2017	First liens
Nevada	2,519	2,505	3.45%	Floating (1)	3/29/2017	First liens
	$146,553	$146,430

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of June 30, 2015:

Mortgage Loan Principal Payments
(dollars in thousands)
2015 (remaining)	$228
2016	400
2017	18,338
2018	-
2019	23,375
Later years	103,950
$146,291

Equity Method Investments

In May 2015, the Company acquired a multifamily property located in Florida through a joint venture partnership and contributed approximately $12 million of capital.  The Company has a seventy-five percent interest in the joint venture, but as all major decisions require unanimous consent by the joint venture partners, the Company is not considered to have a controlling financial interest and accounts for its investment under the equity method of accounting.

VIEs

Securitizations

In January 2014, the Company closed NLY Commercial Mortgage Trust 2014-FL1 (the “Trust”), a $399.5 million securitization financing transaction which provides permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or co-originated by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by the Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74% at closing. The Company used the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the only interest-only bond issued by the Trust, which are referred to as the subordinate bonds.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

As of June 30, 2015 the carrying value of the Trust’s assets was $361.2 million, net of $0.5 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2015, the carrying value of the Trust’s liabilities was $222.8 million, classified as Securitized debt of consolidated VIE’s in the accompanying Consolidated Statements of Financial Condition.

In February 2015, the Company purchased the junior most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.4 billion and $1.3 billion, respectively, at June 30, 2015.

In April 2015, the Company purchased the junior most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million.  The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $1.2 billion and $1.1 billion, respectively, at June 30, 2015. FREMF 2015-KLSF and FREMF 2015-KF07 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs are generally limited to the Company’s investment in the FREMF Trusts of $191.5 million.  Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entities.  The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company has early adopted ASU 2014-13 and applied the fair value measurement practical expedient whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The statement of financial condition of the FREMF Trust, that is reflected in the Company’s Consolidated	Statements of Financial Condition at June 30, 2015 follows:

June 30, 2015
(dollars in thousands)

Senior securitized commercial mortgages carried at fair value	$2,579,687
Accrued interest receivable	4,672

Total assets	$2,584,359

Liabilities and equity
Securitized debt (non-recourse) at fair value	$2,388,142
Accrued interest payable	4,062
$2,392,204

Equity	192,155
Total liabilities and equity	$2,584,359

The FREMF Trust mortgage loans had an unpaid principal balance of $2.6 billion, at June 30, 2015.   As of June 30, 2015 there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of June 30, 2015 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The statement of comprehensive income (loss) of the FREMF Trust that is reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) at June 30, 2015 follows:

For the period February 25, 2015 to June 30, 2015
(dollars in thousands)
Net interest income:
Interest income	$14,472
Interest expense	(4,575)
Net interest income	9,897

Other income (loss):
Unrealized gain (loss) on financial instruments at fair value (1)	(5)
General, administrative, transaction and acquistion expenses	5,904
Other income (loss)	5,899
General and administration expenses	58
Net income	$3,940

(1) Included in Net unrealized gains (losses) on financial instruments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF Trusts as of June 30, 2015 follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk
Property Location	Principal Balance	% of Balance
	(dollars in thousands)
North Carolina	$537,375	21.0%
Texas	749,569	29.4%
Ohio	197,455	7.7%
Florida	391,291	15.3%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The Investment Securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.  Additionally, as discussed in the “Commercial Real Estate Investments” footnote, Commercial real estate debt investments carried at fair value are classified as Level 2.

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Level 1	Level 2	Level 3	Total
June 30, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$67,605,287	$-	$67,605,287
Agency debentures	-	429,845	-	429,845
Agency CRT securities	-	214,130	-	214,130
Commercial real estate debt investments	-	2,812,824	-	2,812,824
Investment in affiliate	123,343	-	-	123,343
Interest rate swaps	-	30,259	-	30,259
Other derivatives	7,734	30,340	-	38,074
Total assets	$131,077	$71,122,685	$-	$71,253,762
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,610,974	$-	$2,610,974
Interest rate swaps	-	1,328,729	-	1,328,729
Other derivatives	16,162	24,377	-	40,539
Total liabilities	$16,162	$3,964,080	$-	$3,980,242

	Level 1	Level 2	Level 3	Total
December 31, 2014	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$81,565,256	$-	$81,565,256
Agency debentures	-	1,368,350	-	1,368,350
Investment in affiliate	143,045	-	-	143,045
Interest rate swaps	-	75,225	-	75,225
Other derivatives	117	5,382	-	5,499
Total assets	$143,162	$83,014,213	$-	$83,157,375
Liabilities:
Interest rate swaps	$-	$1,608,286	$-	$1,608,286
Other derivatives	3,769	4,258	-	8,027
Total liabilities	$3,769	$1,612,544	$-	$1,616,313

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The fair value of Convertible Senior Notes was determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of June 30, 2015 and December 31, 2014.

		June 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,785,158	$1,785,158	$1,741,244	$1,741,244
Reverse repurchase agreements	1	-	-	100,000	100,000
Agency mortgage-backed securities	2	67,605,287	67,605,287	81,565,256	81,565,256
Agency debentures	2	429,845	429,845	1,368,350	1,368,350
Agency CRT securities	2	214,130	214,130	-	-
Commercial real estate debt investments, at fair value	2	2,812,824	2,812,824	-	-
Investment in affiliate	1	123,343	123,343	143,045	143,045
Commercial real estate debt and preferred equity, held for investment	3	1,332,955	1,339,843	1,518,165	1,528,444
Corporate debt	2	311,640	309,709	166,464	166,056
Interest rate swaps	2	30,259	30,259	75,225	75,225
Other derivatives	1,2	38,074	38,074	5,499	5,499

Financial liabilities:
Repurchase agreements	1,2	$57,459,552	$57,639,127	$71,361,926	$71,587,222
Other secured financing	2	203,200	203,376	-	-
Convertible Senior Notes	1	-	-	845,295	863,470
Securitized debt of consolidated VIEs	2	2,610,974	2,610,543	260,700	262,061
Mortgages payable	2	146,359	147,149	146,553	146,611
Participation sold	3	13,490	13,483	13,693	13,655
Interest rate swaps	2	1,328,729	1,328,729	1,608,286	1,608,286
Other derivatives	1,2	40,539	40,539	8,027	8,027

7.     SECURED FINANCING

The Company had outstanding $57.5 billion and $71.4 billion of repurchase agreements with weighted average borrowing rates of 1.73% and 1.62%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 149 days and 141 days as of June 30, 2015 and December 31, 2014, respectively.

At June 30, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2015
	Repurchase Agreements
	Collateralized by Agency Mortgage-backed Securities and Debentures	Collateralized by Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$7,150,000	$-	$7,150,000	0.82%
2 to 29 days	16,013,749	-	16,013,749	0.43%
30 to 59 days	8,157,729	-	8,157,729	0.52%
60 to 89 days	7,132,012	-	7,132,012	0.42%
90 to 119 days	1,507,387	-	1,507,387	0.43%
Over 120 days(1)	17,376,675	122,000	17,498,675	1.32%
Total	$57,337,552	$122,000	$57,459,552	0.76%

	December 31, 2014
	Repurchase Agreements Collateralized by Agency Mortgage-backed Securities and Debentures	Weighted Average Rate
	(dollars in thousands)
1 day	$-	0.00%
2 to 29 days	28,354,167	0.35%
30 to 59 days	17,336,469	0.43%
60 to 89 days	4,040,677	0.38%
90 to 119 days	2,945,495	0.50%
Over 120 days(1)	18,685,118	1.24%
Total	$71,361,926	0.61%

(1)	Approximately 17% and 15% of the total repurchase agreements had a remaining maturity over 1 year as of June 30, 2015 and December 31, 2014, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014. Refer to “Derivative Instruments” footnote for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2015		December 31, 2014
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$-	$57,459,552	$700,000	$71,961,926
Amounts Offset	-	-	(600,000)	(600,000)
Netted Amounts	$-	$57,459,552	$100,000	$71,361,926

Investment Securities pledged as collateral under these secured financings and interest rate swaps had an estimated fair value and accrued interest of $61.0 billion and $180.5 million, respectively, at June 30, 2015 and $75.4 billion and $226.6 million, respectively, at December 31, 2014.

8.     DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

into TBA derivatives, MBS options and U.S. Treasury or eurodollar futures contracts to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2015 and December 31, 2014:

Derivatives Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$30,259	$75,225
Interest rate swaptions	Other derivative contracts, at fair value	6	5,382
TBA derivatives	Other derivative contracts, at fair value	30,334	-
Futures contracts	Other derivative contracts, at fair value	7,734	117
		$68,333	$80,724

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$1,328,729	$1,608,286
TBA derivatives	Other derivative contracts, at fair value	24,377	4,258
Futures contracts	Other derivative contracts, at fair value	16,162	3,769
		$1,369,268	$1,616,313

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2015 and December 31, 2014:

June 30, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,852,471	1.78%	0.20%	2.20
3 - 6 years	11,163,000	1.81%	0.46%	4.77
6 - 10 years	11,201,350	2.45%	0.44%	8.36
Greater than 10 years	3,734,400	3.70%	0.23%	19.87
Total / Weighted Average	$28,951,221	2.29%	0.40%	7.76

December 31, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,502,505	1.63%	0.17%	2.64
3 - 6 years	11,138,000	2.06%	0.22%	5.18
6 - 10 years	13,069,200	2.67%	0.23%	8.57
Greater than 10 years	4,751,800	3.58%	0.20%	19.53
Total / Weighted Average	$31,461,505	2.49%	0.22%	8.38

(1)	Notional amount includes $2.6 billion and $500.0 million in forward starting pay fixed swaps as of June 30, 2015 and December 31, 2014, respectively.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 1.77% and 3.25% as of June 30, 2015 and December 31, 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaptions at June 30, 2015 and December 31, 2014:

June 30, 2015	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$500,000	2.87%	3M LIBOR	8.55	0.47

December 31, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$1,750,000	2.88%	3M LIBOR	9.17	3.59

The following table summarizes certain characteristics of the Company’s TBA derivatives as of June 30, 2015 and December 31, 2014:

June 30, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,000,000	$13,311,297	$13,317,254	$5,957
Sale contracts	-	-	-	-
Net TBA derivatives	$13,000,000	$13,311,297	$13,317,254	$5,957

December 31, 2014
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(375,000)	(375,430)	(379,688)	(4,258)
Net TBA derivatives	$(375,000)	$(375,430)	$(379,688)	$(4,258)

The following table summarizes certain characteristics of the Company’s futures derivatives as of June 30, 2015:

	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(5,000,000)	2.00
U.S. Treasury futures - 5 year	-	(2,273,000)	4.42
U.S. Treasury futures - 10 year and greater	-	(1,007,500)	6.92
Total	$-	$(8,280,500)	3.26

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of June 30, 2015 and December 31, 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$30,259	$(27,869)	$-	$2,390
Interest rate swaptions, at fair value	6	-	-	6
TBA derivatives, at fair value	30,334	(17,976)	-	12,358
Futures contracts, at fair value	7,734	(1,594)	-	6,140

Liabilities:
Interest rate swaps, at fair value	$1,328,729	$(27,869)	$(709,143)	$591,717
TBA derivatives, at fair value	24,377	(17,976)	-	6,401
Futures contracts, at fair value	16,162	(1,594)	(14,568)	-

December 31, 2014		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$75,225	$(66,180)	$-	$9,045
Interest rate swaptions, at fair value	5,382	-	-	5,382
Futures contracts, at fair value	117	(117)	-	-

Liabilities:
Interest rate swaps, at fair value	$1,608,286	$(66,180)	$(869,302)	$672,804
TBA derivatives, at fair value	4,258	-	-	4,258
Futures contracts, at fair value	3,769	(117)	-	3,652

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarter Ended:
June 30, 2015	$(144,465)	$-	$700,792
June 30, 2014	$(220,934)	$(772,491)	$175,062
Six Months Ended:
June 30, 2015	$(302,704)	$(226,462)	$234,590
June 30, 2014	$(481,369)	$(779,333)	$(173,880)

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Three Months Ended June 30, 2015
Net TBA derivatives (1)	$(50,801)	$(106,974)	$(157,775)
Net interest rate swaptions	(7,600)	7,033	(567)
U.S. Treasury futures	(9,230)	53,351	44,121
			$(114,221)

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Three Months Ended June 30, 2014
Net TBA derivatives (1)	$(7,046)	$(3,628)	$(10,674)
Net interest rate swaptions	(31,039)	1,786	(29,253)
U.S. Treasury futures	(6,806)	225	(6,581)
			$(46,508)

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Six Months Ended June 30, 2015
Net TBA derivatives (1)	$(106,445)	$10,213	$(96,232)
Net interest rate swaptions	(29,491)	24,116	(5,375)
Futures	(14,737)	(4,775)	(19,512)
			$(121,119)

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Six Months Ended June 30, 2014
Net TBA derivatives (1)	$(44,883)	$(15,038)	$(59,921)
Net interest rate swaptions	$(71,981)	$(51,131)	$(123,112)
U.S. Treasury futures	$(12,475)	$(2,824)	$(15,299)
			$(198,332)

(1) Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at  June 30, 2015 was approximately $1.3 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

9.     CONVERTIBLE SENIOR NOTES

In 2010, the Company issued $600.0 million in aggregate principal amount of its 4% Convertible Senior Notes for net proceeds of approximately $582.0 million. In 2012, the Company repurchased $492.5 million in aggregate principal amount of its 4% Convertible Senior Notes. In February 2015, the 4% Convertible Senior Notes matured and the Company repaid the remaining 4% Convertible Senior Notes for the face amount of $107.5 million.

In May 2012, the Company issued $750.0 million in aggregate principal amount of its 5% Convertible Senior Notes due 2015 for net proceeds of approximately $727.5 million.  In May 2015, the 5% Convertible Senior Notes matured and the Company repaid the 5% Convertible Senior Notes for the face amount of $750.0 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

(A) Common Stock

At June 30, 2015 and December 31, 2014, the Company had issued and outstanding 947,768,496 and 947,643,079 shares of common stock, with a par value of $0.01 per share.

No options were exercised during the six months ended June 30, 2015 and 2014.

During the six months ended June 30, 2015 and 2014, the Company raised $1.1 million and $1.2 million by issuing 111,000 shares and 108,000 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2015 and 2014.

(B) Preferred Stock

At June 30, 2015 and December 31, 2014, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared)

exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through June 30, 2015, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2015 and December 31, 2014, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2015, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At June 30, 2015 and December 31, 2014, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2015, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(C) Distributions to Stockholders

During the six months ended June 30, 2015, the Company declared dividends to common stockholders totaling $568.6 million, or $0.60 per common share, of which $284.3 million, or $0.30 per common share, was paid to common stockholders on July 30, 2015. During the six months ended June 30, 2015, the Company declared and paid dividends to Series A Preferred Stock stockholders totaling approximately $7.3 million, or $0.984 per preferred share, Series C Preferred Stock stockholders totaling approximately $11.4 million, or $0.953 per preferred share and Series D Preferred Stock stockholders totaling approximately $17.3 million, or $0.938 per preferred share.

During the six months ended June 30, 2014, the Company declared dividends to common stockholders totaling $568.5 million, or $0.60 per common share, of which $284.3, or $0.30 per common share, was paid to common stockholders on July 29, 2014. During the six months ended June 30, 2014, the Company declared and paid dividends to Series A Preferred stockholders totaling approximately $7.3 million, or $0.984 per preferred share, Series C Preferred stockholders totaling approximately $11.4 million, or $0.953 per preferred share, Series D Preferred stockholders totaling approximately $17.3 million, or $0.938 per preferred share.

11.     INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters and six months ended June 30, 2015 and 2014.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:	(dollars in thousands)
Investment Securities	$570,493	$640,287	$1,048,732	$1,254,706
Commercial investment portfolio(1)	52,429	43,325	92,765	82,811
U.S. Treasury securities	-	-	-	1,329
Securities loaned	-	-	-	114
Reverse repurchase agreements	1,355	271	1,894	771
Other	69	79	127	132
Total interest income	624,346	683,962	1,143,518	1,339,863
Interest expense:
Repurchase agreements	101,225	103,773	203,973	206,904
Convertible Senior Notes	6,113	20,319	29,740	39,216
U.S. Treasury securities sold, not yet purchased	-	-	-	1,076
Securities borrowed	-	-	-	95
Securitized debt of consolidated VIEs	5,475	1,853	8,357	3,464
Participation sold	159	162	318	323
Other	100	-	104	-
Total interest expense	113,072	126,107	242,492	251,078
Net interest income	$511,274	$557,855	$901,026	$1,088,785

(1) Includes commercial real estate debt, preferred equity and corporate debt.

12.     GOODWILL

At June 30, 2015 and December 31, 2014, goodwill totaled $71.8 million and $94.8 million, respectively.  The decline in goodwill is due to a $23.0 million reduction of goodwill related to FIDAC as a result of the Company’s intention to wind down FIDAC's investment advisory operations.

13.     NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters and six months ended June 30, 2015 and 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Quarter Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands, except per share data)		(dollars in thousands, except per share data)
Net income (loss)	$900,071	$(335,512)	$423,572	$(538,863)
Less: Net income (loss) attributable to noncontrolling interest	(149)	-	(239)	-
Net income (loss) attributable to Annaly	900,220	(335,512)	423,811	(538,863)
Less: Preferred stock dividends	17,992	17,992	35,984	35,984
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	882,228	(353,504)	387,827	(574,847)
Add: Interest on Convertible Senior Notes, if dilutive	-	-	-	-
Net income (loss) available to common stockholders, as adjusted	882,228	(353,504)	387,827	(574,847)
Weighted average shares of common stock outstanding-basic	947,731,493	947,515,127	947,700,832	947,487,125
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	198,269	-	178,126	-
Weighted average shares of common stock outstanding-diluted	947,929,762	947,515,127	947,878,958	947,487,125
Net income (loss) per share available (related) to common share:
Basic	$0.93	$(0.37)	$0.41	$(0.61)
Diluted	$0.93	$(0.37)	$0.41	$(0.61)

Options to purchase 2.0 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters and six months ended June 30, 2015, respectively.

Options to purchase 2.4 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters and six months ended June 30, 2014, respectively.

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Six Months Ended June 30,
	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	2,259,335	$15.35	3,581,752	$15.44
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(259,799)	15.26	(863,167)	15.12
Expired	(6,250)	17.24	(305,750)	17.34
Options outstanding at the end of period	1,993,286	$15.36	2,412,835	$15.31
Options exercisable at the end of period	1,993,286	$15.36	2,412,835	$15.31

The weighted average remaining contractual term was approximately 2.6 years and 3.6 years for stock options outstanding and exercisable as of June 30, 2015 and 2014, respectively.

As of June 30, 2015 and 2014, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

15.     INCOME TAXES

For the quarter ended June 30, 2015 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2014 tax year.

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

During the quarter and six months ended June 30, 2015, the Company recorded a net income tax benefit of $7.7 million for losses attributable to its TRSs.  During the quarter and six months ended June 30, 2014, the Company recorded $1.4 million and $5.4 million, respectively, of income tax expense for income attributable to its TRSs.

The Company’s 2013, 2012 and 2011 federal, state and local tax returns remain open for examination.

16.     LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In June 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the quarters ended June 30, 2015 and 2014 was $0.8 million and $0.7 million, respectively. The Company’s aggregate future minimum lease payments total $37.3 million.  The following table details the lease payments.

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2015 (remaining)	$1,071
2016	3,575
2017	3,565
2018	3,565
2019	3,565
Later years	21,993
$37,334

The Company had no material unfunded loan commitments as of June 30, 2015 and December 31, 2014.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of June 30, 2015 and December 31, 2014.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of June 30, 2015 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2015 was $397.9 million with excess net capital of $397.6 million.

19.     RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

At June 30, 2015, the Company’s available-for-sale equity securities represented shares of Chimera Investment Corporation (“Chimera”), which are reported at fair value. The Company owned approximately 9.0 million shares of Chimera at a fair value of approximately $123.3 million at June 30, 2015 and approximately 9.0 million shares of Chimera at a fair value of approximately $143.0 million at December 31, 2014. On April 6, 2015, Chimera executed a 1:5 reverse stock split. At June 30, 2015 and December 31, 2014, the investment in Chimera had an unrealized gain (loss) of $(15.5) million and $4.2 million, respectively.

The Company evaluates the near-term prospects of its current investment in Chimera in relation to the severity and length of time of impairment, if any. Based on this evaluation, management has determined that its investment in Chimera was not considered to be other-than-temporarily impaired as of June 30, 2015 as the Company had the intent and ability to retain its investments for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2014, the Company’s investment in Chimera was in an unrealized gain position.

Advisory fees

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For the quarter and six months ended June 30, 2015, the Company recorded advisory fees from Chimera totaling $10.6 million and $21.1 million, respectively.  In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement.  Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement). For the quarter and six months ended June 30, 2014, the Company recorded advisory fees from Chimera totaling $6.1 million and $12.2 million, respectively. At June 30, 2015 and December 31, 2014, the Company had amounts receivable from Chimera of $10.6 million and $10.4 million, respectively.

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

20.     Subsequent Events

On August 5, 2015, FIDAC entered into an agreement with Chimera to internalize the management of Chimera.  As part of the agreement, the companies agreed to terminate the management agreement between FIDAC and Chimera effective August 5, 2015.

In connection with the transaction, Annaly and Chimera entered into a share repurchase agreement pursuant to which Chimera will purchase the Company’s approximately 9.0 million shares of Chimera at an aggregate price of $126.4 million.  The share repurchase agreement was entered into on August 5, 2015 and is expected to close on August 17, 2015.

On August 5, 2015, the Company also announced that its Board of Directors authorized the repurchase of up to $1 billion of its outstanding common shares through December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow the commercial mortgage business; credit risks related to our investments in Agency CRT securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; our ability to grow our residential mortgage credit business; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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
Annaly Commercial Real Estate Group, Inc. (or ACREG)
Wholly-owned subsidiary that was acquired during the second quarter of 2013 and specializes in originating or acquiring, financing and managing commercial loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

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

Business Environment

The size of our Agency mortgage-backed securities portfolio declined modestly in the second quarter of 2015 relative to the first quarter of 2015.  This past quarter brought about significant interest rate and spread volatility as longer term yields increased meaningfully and Agency mortgage-backed securities spreads widened substantially.  We remain cautious as the Federal Reserve (or Fed) is likely to increase the federal funds rate target later in 2015 with subsequent rate hikes priced into the yield curve throughout 2016 and beyond. Additionally, further financial and housing regulatory reform is possible, and its effect on our business is unclear.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), improved to a seasonally-adjusted annualized rate of 2.3% in the second quarter of 2015, according to the Bureau of Economic Analysis. Additionally, GDP in the first quarter, previously estimated to have contracted -0.2%, was revised up strongly to 0.6%. Consumer spending increased a solid 2.9% in the second quarter, bolstered by the windfall from lower energy prices. The year-over-year GDP growth rate was a modest 2.3%, but still running above the Fed’s estimate of potential growth. Continued hiring and signs of budding wage growth provide optimism for a continued rebound over the rest of 2015.

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The employment situation improved vastly in 2014, with average monthly employment gains of 260,000 through December 2014 compared to 199,000 per month in 2013, according to the Bureau of Labor Statistics. Nonfarm payrolls have grown at a slower pace so far in 2015, averaging 208,000 over the first six months of the year. The unemployment rate continued to decline, down to 5.3% in June 2015 compared to 5.6% in December 2014. This is approaching the upper-end of the Fed’s own estimate of their mandate-consistent unemployment rate, which was placed at 5.0-5.2% as of their June 17, 2015 meeting. Some signs of labor market slack persist as measures of long-term

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

unemployment, the part-time employment share and those out of the labor force who desire a job remain elevated versus long-term averages. However, as the Fed notes, “a range of labor market indicators suggests that underutilization of labor resources has diminished since early this year.” Inflation remained below the Fed’s 2% target through the second quarter of 2015, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE). The headline PCE measure remained low at 0.2% year-over-year in June 2015, down from 0.8% in December 2014 and 0.3% in March 2015. The more stable core PCE measure, which excludes food and energy prices, remained below the Fed’s 2.0% target at 1.24% year-over-year in May 2015, unchanged from December 2014 but lower than 1.35% in March 2015. The Federal Open Market Committee (FOMC or the Committee) has noted that “inflation persistently below its 2% objective could pose risks to economic performance”, and believes the current level of inflation below target is “partly reflecting earlier declines in energy prices and decreasing prices of non-energy imports.” The Committee expects inflation to rise gradually toward 2% over the medium term. Indeed, the pace of price increases improved in the second quarter, with headline PCE rising an annualized 2.0% compared to 0.1% in the first quarter, and core PCE rising an annualized 1.8% compared to a previous 1.0%.

At their April 28-29th, 2015 meeting, the Fed noted that in spite of the recent slowdown, they expected economic activity to rebound. Following their June 16-17th, 2015 meeting the Fed struck a slightly more optimistic tone, noting that economic activity bounced back “moderately” in the second quarter. The FOMC’s Summary of Economic Projections also indicated optimism, as fifteen of the seventeen members expected an interest rate hike would be appropriate this year. The Fed made a few subtle changes to the statement for their July 28-29th meeting, upgrading their labor market assessment slightly in noting “solid” job gains and that labor resource underutilization has diminished since earlier in the year.

During the second quarter of 2015, the 10-year U.S. Treasury yielded between 1.9% and 2.5%, gradually rising throughout the period as the effects of the European Central Bank’s new Quantative Easing program lessened. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, rose over the period, with the longer-dated 5-year, 5-year forward breakeven rate moving slightly above the Fed’s 2% goal. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security current coupon and 10-year U.S. Treasury, declined and then rose during the quarter, reacting to fluctuations in volatility.

The following table summarizes interest rates as of each date presented:

	June 30, 2015	December 31, 2014	June 30, 2014
30-Year mortgage current coupon	3.10%	2.83%	3.18%
Mortgage basis	75 bps	66 bps	65 bps
10-Year U.S. Treasury rate	2.35%	2.17%	2.53%

LIBOR:
1-Month	0.19%	0.17%	0.16%
6-Month	0.44%	0.36%	0.33%

Financial Regulatory Reform

Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy. In particular, the government is attempting to change its involvement through the Agencies in the mortgage market. There have been numerous legislative initiatives introduced regarding the Agencies, and it is unclear which approach, if any, may become law. In addition, regulators remain focused on the wholesale funding markets, bank capital levels and shadow banking. It is difficult to predict the ultimate legislative and other regulatory outcomes of these efforts. We continue to monitor these legislative and regulatory developments to evaluate their potential impact on our business.

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Statements”) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K. Net Income (Loss) Summary	The following table presents summarized financial information related to our results of operations as of and for the quarters and six months ended June 30, 2015 and 2014.

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Interest income	$624,346	$683,962	$1,143,518	$1,339,863
Interest expense	113,072	126,107	242,492	251,078
Net interest income	511,274	557,855	901,026	1,088,785
Realized and unrealized gains (losses)	440,545	(856,874)	(388,454)	(1,560,404)
Other income (loss)	(7,422)	14,844	6,278	35,472
General and administrative expenses	52,009	52,189	102,947	99,567
Income (loss) before income taxes	892,388	(336,364)	415,903	(535,714)
Income taxes	(7,683)	(852)	(7,669)	3,149
Net income (loss)	900,071	(335,512)	423,572	(538,863)
Net income (loss) attributable to noncontrolling interest	(149)	-	(239)	-
Net income (loss) attributable to Annaly	900,220	(335,512)	423,811	(538,863)
Dividends on preferred stock	17,992	17,992	35,984	35,984
Net income (loss) available (related) to common stockholders	$882,228	$(353,504)	$387,827	$(574,847)
Net income (loss) per share available (related) to common stockholders:
Basic	$0.93	$(0.37)	$0.41	$(0.61)
Diluted	$0.93	$(0.37)	$0.41	$(0.61)
Weighted average number of common shares outstanding:
Basic	947,731,493	947,515,127	947,700,832	947,487,125
Diluted	947,929,762	947,515,127	947,878,958	947,487,125

Non-GAAP financial measures (1):
Economic interest expense	$252,845	$347,041	$540,504	$732,447
Economic net interest income	$371,501	$336,921	$603,014	$607,416
Core earnings	$411,055	$300,428	$665,137	$540,172
Core earnings per average basic common share	$0.41	$0.30	$0.66	$0.53

Other information:
Asset portfolio at period-end	$72,923,481	$84,215,932	$72,923,481	$84,215,932
Average total assets	$77,110,679	$84,782,861	$80,858,908	$83,829,394
Average equity	$12,859,698	$13,006,816	$13,017,725	$12,806,229
Leverage at period-end (2)	4.8	5.3	4.8	5.3
Economic leverage at period-end (3)	5.9	5.3	5.9	5.3
Capital ratio (4)	14.2%	15.4%	14.2%	15.4%
Net interest margin	2.01%	1.57%	1.64%	1.45%
Net interest spread	1.64%	1.26%	1.22%	1.08%
Return on average total assets	4.67%	(1.58%)	1.05%	(1.29%)
Return on average equity	28.00%	(10.32%)	6.51%	(8.42%)
Constant prepayment rate	12%	7%	11%	7%
Common stock book value per share	$12.32	$13.23	$12.32	$13.23

(1)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(2)	Includes repurchase agreements, other secured financing, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(3)	Computed as the sum of debt, TBA derivative notional outstanding and net forward purchases of Investment Securities divided by total equity.
(4)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives).

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements.  See “Non-GAAP Financial Measures” for further information.

GAAP
Net income (loss) was $900.1 million, which includes ($0.1) million attributable to a noncontrolling interest, or $0.93 per average basic common share, for the quarter ended  June 30, 2015 compared to ($335.5) million, or ($0.37) per average basic common share, for the same period in 2014. We attribute the majority of the change in net income (loss) to favorable changes in realized and unrealized gains (losses) on interest rate swaps, partially offset by lower interest income. Net realized and unrealized gains (losses) on interest rate swaps was $556.3 million for the quarter ended June 30, 2015 compared to ($818.4) million for the same period in 2014. The quarter ended June 30, 2015, in comparison to the same period in 2014, resulted in a favorable change of $772.5 million in realized gains (losses) on the termination of interest rate swaps as there were no terminated swap positions during the quarter ended June 30, 2015 compared to the termination of a significant portion of swaps positions during the same period in 2014. Unrealized gains on interest rate swaps increased $525.7 million, reflecting rising forward interest rates for the quarter ended June 30, 2015 compared to falling forward interest rates during the same period in 2014. Interest income

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

decreased $59.6 million, primarily due to lower average interest earning assets offset by lower amortization expense on Investment Securities during the quarter ended June 30, 2015 compared to the same period in 2014.

Net income (loss) was $423.6 million, which includes ($0.2) million attributable to a noncontrolling interest, or $0.41 per average basic common share, for the six months ended  June 30, 2015 compared to ($538.9) million, or ($0.61) per average basic common share, for the same period in 2014. We attribute the majority of the change in net income (loss) to lower net realized and unrealized losses on interest rate swaps, partially offset by lower interest income. Net realized and unrealized losses on interest rate swaps was ($294.6) million for the six months ended June 30, 2015 compared to ($1.4) billion for the same period in 2014. Realized losses on termination of interest swaps decreased $552.9 million to ($226.5) million for the six months ended June 30, 2015 as fewer swaps positions were terminated during the six months ended June 30, 2015 compared to the same period in 2014. Unrealized gains (losses) on interest rate swaps was $234.6 million for the six months ended June 30, 2015 compared to ($173.9) million for the same period in 2014, reflecting rising forward interest rates during the six months ended June 30, 2015 compared to falling forward interest rates during the same period in 2014. Interest income decreased $196.3 million, primarily due to higher amortization expense, reflecting a higher projected CPR, and lower average Interest Earning Assets during the six months ended June 30, 2015 compared to the same period in 2014.

Non-GAAP
Core earnings increased $110.6 million to $411.1 million, or $0.41 per average basic common share, for the quarter ended June 30, 2015 compared to $300.4 million, or $0.30 per average basic common share, for the same period in 2014. We attribute the majority of the increase to lower amortization expense on Investment Securities and a decrease in interest expense on interest rate swaps reflecting a decline in swap notional amounts. These drivers were partially offset by lower interest income primarily attributable to an $8.3 billion decline in average Interest Earning Assets.

Core earnings increased $125.0 million to $665.1 million, or $0.66 per average basic common share, for the six months ended June 30, 2015 compared to $540.2 million, or $0.53 per average basic common share, for the same period in 2014. We attribute the majority of the increase to lower interest expense on interest rate swaps reflecting a decline in swap notional amounts, partially offset by lower interest income primarily due to higher amortization expense, reflecting a higher projected CPR, a $3.1 billion decrease in average Interest Earning Assets and a 36 basis point decrease in the average yield on Interest Earning Assets for the six months ended June 30, 2015 compared to the same period in 2014.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

● core earnings;
● core earnings per average basic common share;
● economic interest expense; and
● economic net interest income.

Core earnings represents a non-GAAP measure and is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and financial instruments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, GAAP net income (loss) attributable to noncontrolling interest and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets). TBA dollar roll income is defined as the difference in price between two TBA contracts with the same terms but different settlement dates. Dollar roll income represents the equivalent of interest income on the underlying security less an implied cost of financing.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

Core Earnings

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters and six months ended June 30, 2015 and 2014 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
GAAP net income (loss)	$900,071	$(335,512)	$423,572	$(538,863)
Less:
Realized (gains) losses on termination of interest rate swaps	-	772,491	226,462	779,333
Unrealized (gains) losses on interest rate swaps	(700,792)	(175,062)	(234,590)	173,880
Net (gains) losses on disposal of investments	(3,833)	(5,893)	(66,189)	(85,603)
Net (gains) losses on trading assets	114,230	46,489	121,136	192,717
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(17,581)	(2,085)	15,965	18,708
Impairment of goodwill	22,966	-	22,966	-
GAAP net (income) loss attributable to noncontrolling interest	149	-	239	-
Plus:
TBA dollar roll income (loss) (1)	95,845	-	155,576	-
Core earnings	$411,055	$300,428	$665,137	$540,172

GAAP net income (loss) per average basic common share	$0.93	$(0.37)	$0.41	$(0.61)
Core earnings per average basic common share	$0.41	$0.30	$0.66	$0.53

(1)	This amount is included as a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Economic Interest Expense and Economic Net Interest Income

We believe the economic value of our investment strategy is depicted by the economic net interest income we earn. We calculate economic net interest income by determining our GAAP net interest income and reducing it by realized losses on interest rate swaps used to hedge cost of funds, which represents interest expense on interest rate swaps used to hedge cost of funds. Our economic interest expense, which is composed of interest expense on our Interest Bearing Liabilities plus interest expense on interest rate swaps used to hedge cost of funds, reflects total contractual interest payments.

The following table provides GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

	GAAP Interest Expense	Add: Realized Losses on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Realized Losses on Interest Rate Swaps (1)	Economic Net Interest Income
For the Quarter Ended:	(dollars in thousands)
June 30, 2015	$113,072	$139,773	$252,845	$511,274	$139,773	$371,501
June 30, 2014	$126,107	$220,934	$347,041	$557,855	$220,934	$336,921

For the Six Months Ended:
June 30, 2015	$242,492	$298,012	$540,504	$901,026	$298,012	$603,014
June 30, 2014	$251,078	$481,369	$732,447	$1,088,785	$481,369	$607,416

(1) Economic interest expense includes interest expense on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

(1)
Represents interest expense related to our interest rate swaps used to hedge cost of funds and is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest Income and Average Yield on Interest Earning Assets

Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR on our Agency mortgage-backed securities portfolio for the periods presented.

Quarter Ended                                CPR
June 30, 2015                                   12%
June 30, 2014                                     7%

Six Months Ended                         CPR
June 30, 2015                                   11%
June 30, 2014                                     7%

Our interest income for the quarters ended June 30, 2015 and 2014 was $624.3 million and $684.0 million, respectively. We had average Interest Earning Assets of $77.3 billion and $85.6 billion, and the average yield on Interest Earning Assets was 3.23% and 3.20% for the quarters ended June 30, 2015 and 2014, respectively. The decline in interest income of $59.6 million for the quarter ended June 30, 2015 compared to the same period in 2014 was primarily due to an $8.3 billion decrease in average Interest Earning Assets.

Our interest income for the six months ended June 30, 2015 and 2014 was $1.1 billion and $1.3 billion, respectively. We had average Interest Earning Assets of $80.6 billion and $83.7 billion, and the average yield on Interest Earning Assets was 2.84% and 3.20% for the six months ended June 30, 2015 and 2014, respectively. The decline in interest income of $196.3 million for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to a $3.1 billion decrease in average Interest Earning Assets and a 36 basis point decrease in the average yield on Interest Earning Assets.

Economic Interest Expense and the Average Cost of Interest Bearing Liabilities

Typically, our largest expense is the cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). The table below shows our average Interest Bearing Liabilities and average cost of Interest Bearing Liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarter Ended:	(dollars in thousands)
June 30, 2015	$63,504,983	$60,287,216	$252,845	1.59%	0.18%	0.42%	(0.24%)	1.41%	1.17%
June 30, 2014	$71,403,320	$71,482,958	$347,041	1.94%	0.15%	0.32%	(0.17%)	1.79%	1.62%

For the Six Months Ended:
June 30, 2015	$66,821,183	$60,287,216	$540,504	1.62%	0.18%	0.40%	(0.22%)	1.44%	1.22%
June 30, 2014	$69,136,927	$71,482,958	$732,447	2.12%	0.15%	0.33%	(0.18%)	1.97%	1.79%

(1) Economic interest expense includes interest expense on interest rate swaps.

Economic interest expense for the quarter and six months ended June 30, 2015 decreased by $94.2 million and $191.9 million compared to the same periods in 2014, respectively, primarily due to lower interest expense on interest rate swaps and lower average Interest Bearing Liabilities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

As of June 30, 2015 and December 31, 2014, 95% and 98%, respectively, of our debt consisted of borrowings collateralized by a pledge of our Investment Securities. These borrowings appear on our Consolidated Statements of Financial Condition as Repurchase Agreements. All of our Agency mortgage-backed securities and debentures are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of June 30, 2015, the term to maturity of our repurchase agreements ranged from one day to four years. Additionally, we have entered into borrowings giving the counterparty the right to call the balance prior to maturity. At June 30, 2015 and December 31, 2014, the weighted average cost of funds for all our borrowings was 1.65%, including the effect of the interest rate swaps used to hedge cost of funds, 4% Convertible Senior Notes which matured in February 2015, 5% Convertible Senior Notes which matured in May 2015 (collectively, the Convertible Senior Notes) and securitized debt of consolidated VIEs, and the weighted average days to maturity was 256 days and 142 days, respectively.

Economic Net Interest Income

The table below shows our average Interest Earning Assets, total interest income, average yield on Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic net interest income, net interest spread and net interest margin for the periods presented.

Economic Net Interest Income

	Average Interest Earning Assets(1)	Total Interest Income	Average Yield on Interest Earning Assets	Average Interest Bearing Liabilities	Economic Interest Expense(2)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income(3)	Net Interest Spread	Net Interest Margin(4)
Quarter Ended:	(dollars in thousands)
June 30, 2015	$77,331,773	$624,346	3.23%	$63,504,983	$252,845	1.59%	$371,501	1.64%	2.01%
June 30, 2014	$85,585,484	$683,962	3.20%	$71,403,320	$347,041	1.94%	$336,921	1.26%	1.57%

For the Six Months Ended:
June 30, 2015	$80,621,891	$1,143,518	2.84%	$66,821,183	$540,504	1.62%	$603,014	1.22%	1.64%
June 30, 2014	$83,719,047	$1,339,863	3.20%	$69,136,927	$732,447	2.12%	$607,416	1.08%	1.45%

(1)	Does not reflect unrealized gains/(losses) or premium/(discount).
(2)	Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.
(3)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(4)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on financial instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the quarters and six months ended June 30, 2015 and 2014 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

	For the Quarters Ended,		For the Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$556,327	$(818,363)	$(294,576)	$(1,434,582)
Net gains (losses) on disposal of investments	3,833	5,893	66,189	85,603
Net gains (losses) on trading assets	(114,230)	(46,489)	(121,136)	(192,717)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	17,581	2,085	(15,965)	(18,708)
Impairment of goodwill	(22,966)	-	(22,966)	-

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

The change in net gains (losses) on interest rate swaps was primarily attributable to the favorable changes in realized gains (losses) on the termination of interest rate swaps as fewer interest rate swaps positions were terminated during the quarter and six months ended June 30, 2015 compared to the same periods in 2014 and increases in unrealized gains on interest rate swaps, reflecting rising forward interest rates during the quarter and six months ended June 30, 2015 compared to falling forward interest rates during the same periods in 2014.

For the quarter ended June 30, 2015, we disposed of Investment Securities with a carrying value of $2.5 billion for an aggregate net gain of $3.9 million. For the same period in 2014, we disposed of Investment Securities with a carrying value of $6.1 billion for an aggregate net gain of $5.9 million. For the six months ended June 30, 2015, we disposed of Investment Securities with a carrying value of $17.4 billion for an aggregate net gain of $66.3 million. For the same period in 2014, we disposed of Investment Securities with a carrying value of $11.1 billion for an aggregate net gain of $86.6 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Net losses on trading assets increased $67.7 million for the quarter ended June 30, 2015 compared to the same period in 2014, primarily attributable to higher net losses on TBA derivatives and decreased $71.6 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily attributable to lower losses on swaptions.

Net unrealized gains (losses) on financial instruments measured at fair value through earnings increased $15.5 million for the quarter ended June 30, 2015 compared to the same period in 2014 and losses decreased $2.7 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily attributable to higher unrealized gains on Agency interest-only mortgage-backed securities reflecting higher forward interest rates at June 30, 2015.

Other Income (Loss)

We report in “Other income (loss)” items that are non-recurring in nature or whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. The composition of this line item consists of non-recurring revenues and expenses and certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, operating and transaction costs as well as depreciation and amortization expense. Given the non-routine nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
Quarter Ended:	(dollars in thousands)
June 30, 2015	$52,009	0.27%	1.62%
June 30, 2014	$52,189	0.25%	1.60%

For the Six Months Ended:
June 30, 2015	$102,947	0.25%	1.58%
June 30, 2014	$99,567	0.24%	1.55%

G&A expenses remained relatively unchanged at $52.0 million for the quarter ended June 30, 2015 compared to the same period in 2014 as higher other general and administrative expenses, primarily professional fees, were offset by a lower compensation and management fee reflecting lower adjusted stockholders’ equity.

G&A expenses was $102.9 million for the six months ended June 30, 2015, an increase of $3.4 million compared to the same period in 2014. The change was attributable to higher other general and administrative expenses, primarily professional fees, partially offset by a lower compensation and management fee reflecting lower adjusted stockholders’ equity.

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

Unrealized Gains and Losses

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Unrealized gain	$607,959	$950,072
Unrealized loss	(962,924)	(745,189)
Net unrealized gain (loss)	$(354,965)	$204,883

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

The fair value of these securities being below amortized cost for the quarter ended June 30, 2015 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded net income (loss) of $900.1 million, which includes a ($0.1) million net income (loss) attributable to a noncontrolling interest, and ($335.5) million for the quarters ended June 30, 2015 and 2014, respectively. Our return (loss) on average equity was 28.00% and (10.32)% for the quarters ended June 30, 2015 and 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

We recorded net income (loss) of $423.6 million, which includes a ($0.2) million net income (loss) attributable to a noncontrolling interest, and ($538.9) million for the six months ended June 30, 2015 and 2014, respectively. Our return (loss) on average equity was 6.51% and (8.42)% for the six months ended June 30, 2015 and 2014, respectively. The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
Quarter Ended:
June 30, 2015	11.56%	18.20%	(0.38%)	(1.62%)	0.24%	28.00%
June 30, 2014	10.35%	(19.56%)	0.46%	(1.60%)	0.03%	(10.32%)

For the Six Months Ended:
June 30, 2015	9.26%	(1.31%)	0.02%	(1.58%)	0.12%	6.51%
June 30, 2014	9.48%	(16.85%)	0.55%	(1.55%)	(0.05%)	(8.42%)
(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2)	Realized and unrealized gains and losses include impairment of goodwill and swaps used to hedge TBAs.
(3)	Other income (loss) includes dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $75.5 billion and $88.4 billion as of June 30, 2015 and December 31, 2014, respectively. The change was primarily due to a $14.0 billion decrease in Agency mortgage-backed securities as we repositioned our Agency portfolio into TBA derivative contracts with a notional value of $13.0 billion at June 30, 2015.

Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2015 and December 31, 2014 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At  June 30, 2015 and December 31, 2014 we had on our Consolidated Statements of Financial Condition a total of $17.4 million and $19.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment Securities acquired at a price below principal value) and a total of $4.8 billion and $5.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $2.7 billion and $1.9 billion for the quarter ended June 30, 2015 and 2014, respectively. The weighted average experienced prepayment speed for the quarters ended June 30, 2015 and 2014 was 12% and 7%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

The table below summarizes certain characteristics of our Investment Securities (excluding Agency interest-only mortgage-backed securities) and Agency interest-	only mortgage-backed securities as of the dates presented.

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Investment Securities: (1)
Principal Amount	$63,789,094	$77,391,804
Net Premium	3,424,457	4,118,679
Amortized Cost	67,213,551	81,510,483
Amortized Cost/Principal Amount	105.37%	105.32%
Carrying Value	66,874,124	81,711,172
Carrying Value / Principal Amount	104.84%	105.58%
Weighted Average Coupon Rate	3.64%	3.69%
Weighted Average Yield	2.82%	2.81%

Adjustable-Rate Investment Securities:(1)
Principal Amount	$3,369,354	$3,870,609
Weighted Average Coupon Rate	2.93%	2.82%
Weighted Average Yield	2.55%	2.73%
Weighted Average Term to Next Adjustment	44 Months	35 Months
Weighted Average Lifetime Cap	9.05%	7.95%
Principal Amount at Period End as % of Total Investment Securities	5.28%	5.00%

Fixed-Rate Investment Securities: (1)
Principal Amount	$60,419,740	$73,521,195
Weighted Average Coupon Rate	3.68%	3.73%
Weighted Average Yield	2.83%	2.82%
Principal Amount at Period End as % of Total Investment Securities	94.72%	95.00%

Agency Interest-Only Mortgage-Backed Securities:
Notional Amount	$8,711,248	$8,008,538
Net Premium	1,397,875	1,230,471
Amortized Cost	1,397,875	1,230,471
Amortized Cost/Notional Amount	16.05%	15.36%
Carrying Value	1,375,138	1,222,434
Carrying Value/Notional Amount	15.79%	15.26%
Weighted Average Coupon Rate	4.08%	4.00%
Weighted Average Yield	9.47%	7.29%

(1)	Excludes Agency interest-only mortgage-backed securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Investment Securities by Index
June 30, 2015

	One- Month Libor	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	1 mo.	4 mo.	58 mo.	1 mo.	1 mo.	23 mo.	14 mo.
Weighted average annual period cap	7.29%	1.79%	2.00%	-	-	2.00%	-
Weighted average lifetime cap	12.17%	11.34%	9.11%	9.14%	10.64%	10.37%	4.73%
Investment principal value as percentage of Investment Securities	0.34%	0.20%	3.79%	0.14%	0.20%	0.13%	0.48%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Investment Securities by Index
December 31, 2014

	Six- Month Libor	Twelve Month Libor	12- Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	4 mo.	50 mo.	1 mo.	1 mo.	12 mo.	22 mo.
Weighted average annual period cap	1.75%	2.00%	-	-	2.00%	-
Weighted average lifetime cap	11.28%	9.58%	9.15%	10.71%	10.72%	4.28%
Investment principal value as percentage of Investment Securities	0.19%	2.73%	0.13%	0.18%	0.12%	1.65%
(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, securitized debt of consolidated VIEs, mortgages payable, participation sold, the non-cancelable office leases as of  June 30, 2015.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of June 30, 2015, the interest rate swaps had a net negative fair value of $1.3 billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$47,937,740	$9,421,812	$100,000	$-	$57,459,552
Interest expense on repurchase agreements(1)	232,981	108,722	2,292	-	343,995
Securitized debt of consolidated VIE (principal)	159,555	63,465	-	2,362,299	2,585,319
Mortgages payable (principal)	392	18,574	23,375	103,950	146,291
Participation sold (principal)	302	12,984	-	-	13,286
Long-term operating lease obligations	2,567	7,129	7,129	20,509	37,334
Total	$48,333,537	$9,632,686	$132,796	$2,486,758	$60,585,777

(1)	Interest expense on repurchase agreements calculated based on rates at June 30, 2015.

We had no material unfunded loan commitments issued as of June 30, 2015.

In the coming periods, we expect to continue to finance our Agency mortgage-backed securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use Federal Home Loan Bank of Des Moines (FHLB Des Moines) advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the six months ended June 30, 2015, we received $5.3 billion from principal repayments and

$18.3 billion in cash from disposal of Investment Securities, respectively. During the six months ended June 30, 2014, we received $3.6 billion from principal repayments and $11.4 billion in cash from disposal of Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of June 30, 2015 and December 31, 2014:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

	June 30, 2015	December 31, 2014
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,478	9,476
Additional paid-in capital	14,788,677	14,786,509
Accumulated other comprehensive income (loss)	(354,965)	204,883
Accumulated deficit	(2,766,250)	(2,585,436)
Total stockholders’ equity	$12,589,999	$13,328,491

Common and Preferred Stock

The following table provides a summary of option and direct purchase activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Six Months Ended:	(dollars in millions)
June 30, 2015	-	$-	111,000	$1.1
June 30, 2014	-	$-	108,000	$1.2

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2015 and 2014.

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

The following table provides a summary of dividend distribution activity for the periods presented:

	For the Six Months Ended:
	June 30, 2015	June 30, 2014
	(dollars in thousands, except per share data)
Dividends declared to common stockholders	$568,640	$568,509
Dividends declared per common share	$0.60	$0.60
Dividends paid to common stockholders after period end	$284,331	$284,261
Dividends paid per common share after period end	$0.30	$0.30
Date of dividends paid to common stockholders after period end	July 30, 2015	July 29, 2014
Dividends declared to Series A Preferred stockholders	$7,297	$7,297
Dividends declared per Series A Preferred share	$0.984	$0.984
Dividends declared to Series C Preferred stockholders	$11,438	$11,438
Dividends declared per Series C Preferred share	$0.953	$0.953
Dividends declared to Series D Preferred stockholders	$17,250	$17,250
Dividends declared per Series D Preferred share	$0.938	$0.938

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

Our debt-to-equity ratio at June 30, 2015 and December 31, 2014 was 4.8:1 and 5.4:1, respectively.  Our economic leverage ratio, which is computed as the sum of debt, TBA derivative notional outstanding and net forward purchases of Investment Securities divided by total equity, at June 30, 2015 and December 31, 2014 was 5.9:1 and 5.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 14.2% and 15.1% at June 30, 2015 and December 31, 2014, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

Risk assessment and risk management are the responsibility of our management.  A series of management committees have oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Three primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee,

Asset and Liability Committee and the Financial Reporting and Disclosure Committee.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

At  June 30, 2015, we had total financial instruments and cash pledged as collateral for repurchase agreements and interest rate swaps of $62.5 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended  June 30, 2015 compared to the quarter ended December 31, 2014, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended  June 30, 2015.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarters Ended:	(dollars in thousands)
June 30, 2015	$60,643,597	$57,459,552	$1,779,121	$-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375
December 31, 2013	67,509,177	61,781,001	345,470	100,000
September 30, 2013	76,265,080	69,211,309	217,693	31,074
June 30, 2013	93,250,767	81,397,335	2,569,531	171,234

At June 30, 2015, the repurchase agreements outstanding had weighted average remaining maturities of 149 days and the following remaining maturities and weighted average rates:

	June 30, 2015
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$7,150,000	0.82%	12.4%
2 to 29 days	16,013,749	0.43%	27.9%
30 to 59 days	8,157,729	0.52%	14.2%
60 to 89 days	7,132,012	0.42%	12.4%
90 to 119 days	1,507,387	0.43%	2.6%
Over 120 days(1)	17,498,675	1.32%	30.5%
Total	$57,459,552	0.76%	100.0%
(1) Approximately 17% of the total repurchase agreements had a remaining maturity over 1 year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of June 30, 2015:

Encumbered and Unencumbered Assets

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,412,141	$373,017	$1,785,158
Investments, at carrying value:(1)
Agency mortgage-backed securities	60,926,741	6,240,228	67,166,969
Agency debentures	95,239	334,605	429,844
Agency CRT securities	-	214,130	214,130
Commerical real estate debt investments	2,812,824	-	2,812,824
Commercial real estate debt and preferred equity, held for investment	539,807	793,148	1,332,955
Corporate debt	-	311,640	311,640
Total financial assets	$65,786,752	$8,266,768	$74,053,520

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or used as collateral in financing arrangements (including certain collateral currently supporting existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  The following table presents our liquid assets as a percentage of total assets as of June 30, 2015.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$1,785,158
Investment Securities(2)	67,810,943
Commercial real estate debt investments	234,000
Total liquid assets	$69,830,101

Percentage of liquid assets to total assets	92.43%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $62.7 billion of assets that have been pledged as collateral against existing liabilities as of June 30, 2015. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,785,158	$-	$-	$-	$1,785,158
Agency mortgage-backed securities (principal)	1,603	11,340	650,489	62,464,888	63,128,320
Agency debentures (principal)	-	-	443,803	-	443,803
Agency CRT securities (principal)	-	-	30,000	186,971	216,971
Senior securitized commercial mortgages loans of a consolidated VIE (principal)	-	-	-	2,915,510	2,915,510
Corporate debt (principal)	-	8,665	7,474	295,502	311,641
Commercial real estate debt and preferred equity (principal)	88,904	319,730	642,451	284,619	1,335,704
Total financial assets	$1,875,665	$339,735	$1,774,217	$66,147,490	$70,137,107

Financial Liabilities:
Repurchase agreements	$38,453,490	$9,484,250	$9,421,812	$100,000	$57,459,552
Other secured financing	113,200	-	-	90,000	203,200
Securitized debt of consolidated VIE (principal)	46,500	113,055	63,465	2,362,299	2,585,319
Participation sold (principal)	73	229	12,984	-	13,286
Total financial liabilities	$38,613,263	$9,597,534	$9,498,261	$2,552,299	$60,261,357

Maturity gap	$(36,737,598)	$(9,257,799)	$(7,724,044)	$63,595,191	$9,875,750

Cumulative maturity gap	$(36,737,598)	$(45,995,397)	$(53,719,441)	$9,875,750

Interest rate sensitivity gap	$(14,971)	$(8,371,712)	$(11,818,402)	$30,080,835	$9,875,750

Cumulative rate sensitivity gap	$(14,971)	$(8,386,683)	$(20,205,085)	$9,875,750

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(0.02%)	(11.96%)	(28.81%)	14.08%

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2015 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(16.9%)	0.7%	4.2%
-50 Basis Points	(6.2%)	0.7%	3.8%
-25 Basis Points	(1.5%)	0.4%	2.5%
Base Interest Rate	-	-	-
+25 Basis Points	5.2%	(0.5%)	(3.1%)
+50 Basis Points	7.1%	(1.2%)	(6.8%)
+75 Basis Points	7.4%	(1.9%)	(11.0%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.4%	8.3%
-15 Basis Points	0.9%	5.0%
-5 Basis Points	0.3%	1.6%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.6%)
+15 Basis Points	(0.9%)	(4.9%)
+25 Basis Points	(1.4%)	(8.1%)

(1)	Scenarios include Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
(2)	Scenarios include Investment Securities and derivative instruments.
(3)	NAV represents book value of equity.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

determine estimates of provision for loss. Our portfolio composition as of June 30, 2015 and December 31,	2014 was as follows:

Asset Portfolio (using balance sheet values)
Category	June 30, 2015	December 31, 2014
Agency mortgage-backed securities(1)	92.7%	96.2%
Agency debentures	0.6%	1.6%
Agency CRT securities	0.3%	0.0%
Commercial real estate(2)	6.0%	2.0%
Corporate debt, held for investment	0.4%	0.2%

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

The following table summarizes our exposure to counterparties by geography as of June 30, 2015:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	16	$41,461,531	$(973,418)	$2,828,159
Europe	10	12,407,601	(325,052)	724,313
Asia (non-Japan)	1	373,364	-	23,079
Japan	4	3,217,056	-	181,645
Total	31	$57,459,552	$(1,298,470)	$3,757,196

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management.  Other tools include training on topics such as cyber security awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

includes the use of key risk indicators.  Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, an independent operational risk working group which reports to the Chief Risk Officer of our Manager, testing by our internal audit staff, and our overall governance framework.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use a third-party supplied model to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on sales of Investment Securities are recorded on trade date based on the specific identification method.

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

Core Earnings and Core Earnings Per Basic Share
Non-GAAP measure that is defined as net income (loss) excluding gains (losses) on disposals of investments and termination of interest rate swaps, unrealized gains (losses) on interest rate swaps and financial instruments measured at fair value through earnings, net gains (losses) on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest and certain other non-recurring gains or losses, and inclusive of dollar roll income (a component of Net gains (losses) on trading assets).

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
Item 2. Management's Discussion and Analysis

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

Economic Interest Expense
Non-GAAP financial measure that is composed of GAAP interest expense adjusted for realized gains or losses on interest rate swaps used to hedge cost of funds.

Economic Leverage Ratio
Calculated as the sum of debt, TBA derivative notional outstanding and net forward purchases divided by total equity.

Economic Net Interest Income
Non-GAAP financial measure that is composed of GAAP net interest income adjusted for realized gains or losses on interest rate swaps used to hedge cost of funds.

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
Item 2. Management's Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

L
Leverage
The use of borrowed money to increase investing power and economic returns.

Leverage Ratio (Debt-to-equity Ratio)
Calculated as total debt to total stockholders' equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, securitized debt of consolidated VIEs, Convertible Senior Notes and loan participations sold and mortgages payable which are non-recourse to us, subject to customary carveouts.

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

Net Interest Margin
Represents annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of its average Interest Earning Assets plus average outstanding TBA derivative balances.

Net Interest Spread
Calculated by taking the average yield on interest earning assets minus the average cost of interest bearing liabilities, including the net interest payments on interest rate swaps used to hedge cost of funds.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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
Item 2. Management's Discussion and Analysis

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

4.11	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.10).
18.1	Preferability letter from Ernst & Young LLP dated August 6, 2015.
31.1	Certification of Wellington J. Denahan, Chairman and Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2014); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2015 and 2014; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (Unaudited).  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: August 6, 2015	By: /s/ Wellington J. Denahan
Wellington J. Denahan
(Chief Executive Officer, and authorized officer of the registrant)

Dated: August 6, 2015	By: /s/ Glenn A. Votek
Glenn A. Votek
(Chief Financial Officer and
principal financial officer of the registrant)