Form 10-Q
period 2015-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2015-11-06
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2015

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 30, 2015
Common Stock, $.01 par value	947,835,514

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at September 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited consolidated financial statements at December 31, 2014)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2015 and 2014	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2015 and 2014	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Agency Mortgage-Backed Securities	16
Note 5. Commercial Real Estate Investments	18
Note 6. Fair Value Measurements	25
Note 7. Secured Financing	28
Note 8. Derivative Instruments	29
Note 9. Convertible Senior Notes	32
Note 10. Common Stock and Preferred Stock	32
Note 11. Interest Income and Interest Expense	34
Note 12. Goodwill	34
Note 13. Net Income (Loss) per Common Share	34
Note 14. Long-Term Stock Incentive Plan	35
Note 15. Income Taxes	35
Note 16. Lease Commitments and Contingencies	36
Note 17. Risk Management	36
Note 18. RCap Regulatory Requirements	37
Note 19. Related Party Transactions	37
Note 20. Subsequent Events	38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	39
Overview	41
Business Environment	41
Results of Operations	43
Financial Condition	51
Capital Management	54
Risk Management	57
Critical Accounting Policies and Estimates	65
Glossary of Terms	67

Item 3. Quantitative and Qualitative Disclosures about Market Risk	75

Item 4. Controls and Procedures	75

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 6. Exhibits	77

SIGNATURES	80

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2015	2014(1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $2,098,919 and $1,584,701, respectively)	$2,237,423	$1,741,244
Reverse repurchase agreements	-	100,000
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $59,721,331 and $74,006,480, respectively)	65,806,640	81,565,256
Agency debentures (including pledged assets of $97,463 and $1,368,350, respectively)	413,115	1,368,350
Credit risk transfer securities (including pledged assets of $101,908 and $0, respectively)	330,727	-
Non-Agency mortgage-backed securities (including pledged assets of $332,034 and $0, respectively)	490,037	-
Commercial real estate debt investments (including pledged assets of $2,881,659 and $0, respectively) (2)	2,881,659	-
Investment in affiliate	-	143,045
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $220,390 and $0, respectively) (3)	1,316,595	1,518,165
Loans held for sale	476,550	-
Investments in commercial real estate	301,447	210,032
Corporate debt	424,974	166,464
Receivable for investments sold	127,571	1,010,094
Accrued interest and dividends receivable	228,169	278,489
Receivable for investment advisory income (including from affiliate of $3,992 and $10,402, respectively)	3,992	10,402
Goodwill	71,815	94,781
Interest rate swaps, at fair value	39,295	75,225
Other derivatives, at fair value	87,516	5,499
Other assets	101,162	68,321
Total assets	$75,338,687	$88,355,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	56,449,364	71,361,926
Other secured financing	359,970	-
Convertible Senior Notes	-	845,295
Securitized debt of consolidated VIEs (4)	2,553,398	260,700
Mortgages payable	166,697	146,553
Participation sold	13,389	13,693
Payable for investments purchased	744,378	264,984
Accrued interest payable	145,554	180,501
Dividends payable	284,348	284,293
Interest rate swaps, at fair value	2,160,350	1,608,286
Other derivatives, at fair value	113,626	8,027
Accounts payable and other liabilities	63,280	47,328
Total liabilities	63,054,354	75,021,586

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 947,826,176 and 947,643,079 issued and outstanding, respectively	9,478	9,476
Additional paid-in capital	14,789,320	14,786,509
Accumulated other comprehensive income (loss)	262,855	204,883
Accumulated deficit	(3,695,884)	(2,585,436)
Total stockholders’ equity	12,278,828	13,328,491
Noncontrolling interest	5,505	5,290
Total equity	12,284,333	13,333,781
Total liabilities and equity	$75,338,687	$88,355,367

(1)	Derived from the audited consolidated financial statements at December 31, 2014.
(2)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.6 billion and $0 at September 30, 2015 and December 31, 2014, respectively.
(3)
Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $314.9 million and $398.6 million carried at amortized cost, net of an allowance for losses of $0, at September 30, 2015 and December 31, 2014.

(4)	Includes securitized debt of consolidated VIEs carried at fair value of $2.4 billion and $0 at September 30, 2015 and December 31, 2014, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net interest income:
Interest income	$450,792	$644,640	$1,594,310	$1,984,503
Interest expense	110,297	127,069	352,789	378,147
Net interest income	340,495	517,571	1,241,521	1,606,356

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(162,304)	(169,083)	(465,008)	(650,452)
Realized gains (losses) on termination of interest rate swaps	-	-	(226,462)	(779,333)
Unrealized gains (losses) on interest rate swaps	(822,585)	98,593	(587,995)	(75,287)
Subtotal	(984,889)	(70,490)	(1,279,465)	(1,505,072)
Net gains (losses) on disposal of investments	(7,943)	4,693	58,246	90,296
Net gains (losses) on trading assets	108,175	4,676	(12,961)	(188,041)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	(24,501)	(37,944)	(40,466)	(56,652)
Impairment of goodwill	-	-	(22,966)	-
Subtotal	75,731	(28,575)	(18,147)	(154,397)
Total realized and unrealized gains (losses)	(909,158)	(99,065)	(1,297,612)	(1,659,469)

Other income (loss):
Investment advisory income	3,780	8,253	24,848	20,485
Dividend income from affiliate	-	4,048	8,636	21,141
Other income (loss)	(13,521)	(22,249)	(36,947)	(16,102)
Total other income (loss)	(9,741)	(9,948)	(3,463)	25,524

General and administrative expenses:
Compensation and management fee	37,450	39,028	113,093	116,826
Other general and administrative expenses	12,007	12,289	39,311	34,058
Total general and administrative expenses	49,457	51,317	152,404	150,884

Income (loss) before income taxes	(627,861)	357,241	(211,958)	(178,473)
Income taxes	(370)	2,385	(8,039)	5,534
Net income (loss)	(627,491)	354,856	(203,919)	(184,007)
Net income (loss) attributable to noncontrolling interest	(197)	-	(436)	-
Net income (loss) attributable to Annaly	(627,294)	354,856	(203,483)	(184,007)
Dividends on preferred stock	17,992	17,992	53,976	53,976
Net income (loss) available (related) to common stockholders	$(645,286)	$336,864	$(257,459)	$(237,983)
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.68)	$0.36	$(0.27)	$(0.25)
Diluted	$(0.68)	$0.35	$(0.27)	$(0.25)
Weighted average number of common shares outstanding:
Basic	947,795,500	947,565,432	947,732,735	947,513,514
Diluted	947,795,500	987,315,527	947,732,735	947,513,514
Dividends declared per share of common stock	$0.30	$0.30	$0.90	$0.90
Net income (loss)	$(627,491)	$354,856	$(203,919)	$(184,007)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	609,725	(390,871)	116,154	1,872,427
Reclassification adjustment for net (gains) losses included in net income (loss)	8,095	(4,693)	(58,182)	(91,314)
Other comprehensive income (loss)	617,820	(395,564)	57,972	1,781,113
Comprehensive income (loss)	$(9,671)	$(40,708)	$(145,947)	$1,597,106
Comprehensive income (loss) attributable to noncontrolling interest	(197)	-	(436)	-
Comprehensive income (loss) attributable to Annaly	(9,474)	(40,708)	(145,511)	1,597,106
Dividends on preferred stock	17,992	17,992	53,976	53,976
Comprehensive income (loss) attibutable to common stockholders	$(27,466)	$(58,700)	$(199,487)	$1,543,130

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total
BALANCE, December 31, 2013	$177,088	$290,514	$445,457	$9,474	$14,765,761	$(2,748,933)	$(534,306)	$12,405,055	$-	$12,405,055
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(184,007)	(184,007)	-	(184,007)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	1,872,427	-	1,872,427	-	1,872,427
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(91,314)	-	(91,314)	-	(91,314)
Stock compensation expense	-	-	-	-	998	-	-	998	-	998
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	1,784	-	-	1,786	-	1,786
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	12,765	-	-	12,765	-	12,765
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	(10,944)	(10,944)	-	(10,944)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	(17,157)	(17,157)	-	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	(25,875)	(25,875)	-	(25,875)
Common dividends declared, $0.90 per share	-	-	-	-	-	-	(852,786)	(852,786)	-	(852,786)
BALANCE, September 30, 2014	$177,088	$290,514	$445,457	$9,476	$14,781,308	$(967,820)	$(1,625,075)	$13,110,948	$-	$13,110,948
BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(203,483)	(203,483)	-	(203,483)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(436)	(436)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	116,154	-	116,154	-	116,154
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(58,182)	-	(58,182)	-	(58,182)
Stock compensation expense	-	-	-	-	1,089	-	-	1,089	-	1,089
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	1,722	-	-	1,724	-	1,724
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	651	651
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	(10,944)	(10,944)	-	(10,944)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	(17,157)	(17,157)	-	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	(25,875)	(25,875)	-	(25,875)
Common dividends declared, $0.90 per share	-	-	-	-	-	-	(852,989)	(852,989)	-	(852,989)
BALANCE, September 30, 2015	$177,088	$290,514	$445,457	$9,478	$14,789,320	$262,855	$(3,695,884)	$12,278,828	$5,505	$12,284,333

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(203,919)	$(184,007)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Investment Securities premiums and discounts, net	633,937	466,338
Amortization of commercial real estate investment premiums and discounts, net	(1,080)	607
Amortization of intangibles	5,095	445
Amortization of deferred financing costs	5,192	8,023
Amortization of net origination fees and costs, net	(3,350)	(3,337)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	12,246	24,128
Depreciation expense	8,773	1,264
Net gain on sale of commercial real estate	-	(2,748)
Net loss on sale of commercial real estate debt held for investment	100	-
Net (gains) losses on sales of Investment Securities	(70,796)	(91,314)
Net (gain) loss on sale of investment in affiliate	12,450	-
Stock compensation expense	1,089	998
Impairment of goodwill	22,966	-
Unrealized (gains) losses on interest rate swaps	587,995	75,287
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	40,466	56,652
Equity in net income from unconsolidated joint venture	414	-
Net (gains) losses on trading assets	12,961	188,041
Proceeds from repurchase agreements of RCap	1,447,650,000	747,790,774
Payments on repurchase agreements of RCap	(1,452,000,000)	(742,842,907)
Proceeds from reverse repurchase agreements	39,875,000	60,698,578
Payments on reverse repurchase agreements	(39,775,000)	(60,598,578)
Proceeds from securities borrowed	-	23,888,955
Payments on securities borrowed	-	(21,306,062)
Proceeds from securities loaned	-	41,939,298
Payments on securities loaned	-	(44,466,959)
Proceeds from U.S. Treasury securities	-	3,159,253
Payments on U.S. Treasury securities	-	(3,920,425)
Net payments on derivatives	7,288	(98,704)
Net change in:
Due to / from brokers	-	8,596
Other assets	(29,324)	(2,011)
Accrued interest and dividends receivable	52,057	(27,362)
Receivable for investment advisory income	6,410	(1,530)
Accrued interest payable	(34,947)	34,733
Accounts payable and other liabilities	17,417	2,958
Net cash provided by (used in) operating activities	(3,166,560)	4,798,984

Cash flows from investing activities:
Payments on purchases of Investment Securities	(13,172,943)	(27,898,595)
Proceeds from sales of Investment Securities	22,081,011	15,529,556
Principal payments on Agency mortgage-backed securities	7,811,368	5,945,647
Proceeds from sale of investment in affiliate	126,402	-
Payments on purchases of corporate debt	(301,739)	(114,183)
Principal payments on corporate debt	43,846	88,078
Purchases of commercial real estate debt investments	(368,511)	-
Sales of commercial real estate debt investments	41,016	-
Purchase of securitized loans at fair value	(2,574,353)	-
Origination of commercial real estate investments, net	(826,877)	(206,849)
Proceeds from sale of commercial real estate investments	227,450	-
Principal payments on commercial real estate debt investments	10,170	-
Proceeds from sales of commercial real estate held for sale	-	26,019
Principal payments on commercial real estate investments	327,936	237,796
Purchase of investments in real estate	(29,900)	(36,743)
Investment in unconsolidated joint venture	(70,602)	-
Purchase of equity securities	(27,519)	-
Proceeds from sale of equity securities	13,119	-
Net cash provided by (used in) investing activities	13,309,874	(6,429,274)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	156,196,644	147,564,412
Principal payments on repurchase agreements	(166,759,206)	(144,682,558)
Payments on maturity of convertible senior notes	(857,541)	-
Proceeds from other secured financing	687,935	-
Payments on other secured financing	(327,965)	-
Proceeds from issuance of securitized debt	2,382,810	260,700
Principal repayments on securitized debt	(84,560)	-
Principal repayments on securitized loans	201	-
Payment of deferred financing cost	(886)	(4,288)
Net proceeds from direct purchases and dividend reinvestments	1,724	1,785
Proceeds from mortgages payable	20,450	23,375
Principal payments on participation sold	(220)	(207)
Principal payments on mortgages payable	(262)	(30)
Contributions from noncontrolling interests	1,107	-
Distributions to noncontrolling interests	(456)	-
Dividends paid	(906,910)	(906,714)
Net cash provided by (used in) financing activities	(9,647,135)	2,256,475

Net (decrease) increase in cash and cash equivalents	496,179	626,185
Cash and cash equivalents, beginning of period	1,741,244	552,436
Cash and cash equivalents, end of period	$2,237,423	$1,178,621
Supplemental disclosure of cash flow information:
Interest received	$2,241,301	$2,454,211
Dividends received	$12,684	$21,141
Investment advisory income received	$31,258	$18,955
Interest paid (excluding interest paid on interest rate swaps)	$314,568	$370,784
Net interest paid on interest rate swaps	$450,750	$640,316
Taxes paid	$1,926	$6,925

Noncash investing activities:
Receivable for investments sold	$127,571	$855,161
Payable for investments purchased	$744,378	$2,153,789
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$57,972	$1,781,113

Noncash financing activities:
Dividends declared, not yet paid	$284,348	$284,278
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$-	$12,765

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, Agency debentures, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate loans. The Company’s principal business objective is to generate net income for distribution to its stockholders from its investments. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

The Company’s business operations are primarily comprised of the following:

-  Annaly, the parent company, which invests primarily in both Agency and non-Agency mortgage-backed securities and related derivatives to hedge these investments.
-  Annaly Commercial Real Estate Group, Inc. (“ACREG,” formerly known as CreXus Investment Corp. (“CreXus”)), a wholly-owned subsidiary that was acquired during the second quarter of 2013 which specializes in acquiring, financing and managing commercial real estate loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.
-  Annaly Middle Market Lending LLC (“MML,” formerly known as Charlesfort Capital Management LLC), a wholly-owned subsidiary which engages in corporate middle market lending transactions.
-  RCap Securities, Inc. (“RCap”), a wholly-owned subsidiary, which operates as a broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”).
-  Fixed Income Discount Advisory Company (“FIDAC”), a wholly-owned subsidiary which managed an affiliated real estate investment trust (“REIT”) for which it earned fee income.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $2.1 billion and $1.6 billion at September 30, 2015 and December 31, 2014, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities, Agency Debentures, Non-Agency Mortgage-Backed Securities and CRT Securities – The Company invests primarily in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae, as well as CRT securities. CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. The Company also invests in non-Agency mortgage-backed securities such as those issued in non-performing loan and re-performing loan securitizations.

Agency mortgage-backed securities, Agency debentures, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Investment Securities.” Although the Company generally intends to hold most of its Investment Securities until maturity, it may, from time to time, sell any of its Investment Securities as part of the overall management of its portfolio. Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). The fair value of Investment Securities classified as available-for-sale are estimated by management and are compared to independent sources for reasonableness.  Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company previously changed its accounting policy for determining the realized gains and losses on sales of Investment Securities from the average cost method to the specific identification method.  The Company determined that the specific identification method was preferable because it more accurately matches gains or losses with costs and is the methodology predominantly used by its industry peers, among other considerations.  The impact of the change was immaterial to the consolidated financial statements and prior periods.

The Company elected the fair value option for interest-only mortgage-backed securities, non-Agency mortgage-backed securities and certain CRT securities. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific mortgage-backed securities. Interest-only mortgage-backed securities, non-Agency mortgage-backed securities and certain CRT securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on financial instruments measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Investment Securities and their contractual terms. In addition, the Company recognizes income under the retrospective method on substantially all of its Investment Securities classified as available-for-sale. Premiums and discounts associated with the purchase of Investment Securities are amortized or accreted into income over the remaining projected lives of the securities. Using a third-party supplied model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the security’s acquisition.  The amortized cost of the investment is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition.  The adjustment to amortized cost is offset with a charge or credit to interest income.  Changes in interest rates and other market factors will impact prepayment speed projections.

Corporate Debt   – The Company’s investments in corporate debt that are loans are designated as held for investment, and those that are debt securities are designated as held to maturity when the Company has the intent and ability to hold the investment until maturity or payoff.  These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses (or other-than-temporary impairment). No allowance for loan losses or other-than temporary impairment was recognized as of September 30, 2015 and December 31, 2014. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method.

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

Futures Contracts - Futures contracts are derivatives that track the prices of specific assets. Short sales of futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts that are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  There was no other-than-temporary impairment recognized for the quarters and nine months ended September 30, 2015 and 2014.

Loan Loss Reserves – To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers to verify they meet the covenants of the loan documents.  If based on the financial review it is deemed probable that the Company will be unable to collect contractual principal and interest amounts (e.g. financial performance and delinquencies), a loan loss provision would be recorded. No allowance for loan losses was deemed necessary as of September 30, 2015 and December 31, 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Goodwill and Intangible Assets – The Company’s acquisitions are accounted for using the acquisition method. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The purchase prices are allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired was recognized as goodwill.

The Company tests goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value.  An impairment of the goodwill associated with the Company’s acquisition of FIDAC was recorded in the nine months ended September 30, 2015.

Intangible assets with an estimated useful life are amortized over their expected useful lives.

Convertible Senior Notes – The Company recorded the 4% Convertible Senior Notes and 5% Convertible Senior Notes (collectively, the “Convertible Senior Notes”) at their contractual amounts, adjusted by the effects of a beneficial conversion feature and a contingent beneficial conversion feature (collectively, the “Conversion Features”). The Conversion Features’ intrinsic value is included in “Additional paid-in capital” on the Company’s Consolidated Statements of Financial Condition and reduces the recorded liability amount associated with the Convertible Senior Notes.

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of September 30, 2015 and December 31, 2014.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments - The Company’s commercial real estate debt investments are comprised of commercial mortgage backed securities and loans held by consolidated collateralized financing entities.  Commercial mortgage backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). Management evaluates commercial mortgage backed securities for other-than-temporary impairment at least quarterly.  See the Commercial Real Estate Investment footnote for additional information regarding the consolidated collateralized financing entities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Loans held for sale in the accompanying Consolidated Statements of Financial Condition. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Origination fees and costs, premiums and discounts are amortized or accreted into interest income, where required by US GAAP, over the estimated life of the loan.  The Company has elected the fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate.  Interest income is recognized as earned determined by the stated coupon and outstanding principal balance.  See “Commercial Real Estate Investments” footnote for additional information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Building                               31 - 40 years
Site improvements              1 - 10 years

The Company follows the acquisition method of accounting for acquisitions of operating real estate held for investment, where the purchase price of operating real estate is allocated to tangible assets such as land, building, site improvements and other identified intangibles such as above/below market and in-place leases.

The Company applies the equity method of accounting for its investments in joint ventures where it is not considered to have a controlling financial interest.    Under the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee.  The Company also considers whether there are any indicators of other-than-temporary impairment of joint ventures accounted for under the equity method.

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

Investments in commercial real estate, including REO, that do not meet the criteria to be classified as held for sale are separately presented in the Consolidated Statements of Financial Condition as held for investment. Real estate held for sale is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
Standards that are not yet adopted
ASU 2015-16 Business Combinations (Topic 805) Simplifying the Accounting Measurement-Period Adjustments
This amendment removes the requirement to present adjustments to provisional amounts retrospectively.  The update requires that an acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts.
		January 1, 2016 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2015-10, Technical Corrections and Improvements	This perpetual project updates the Codification for technical corrections and improvements.	January 1, 2016 (early adoption permitted), for amendments subject to transition guidance	Not expected to have a significant impact on the consolidated financial statements.
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
ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
This update clarifies that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use.  The guidance also eliminates the current requirement that customers analogize to the leasing standard when determining the asset acquired in a software licensing arrangement.
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
		January 1, 2018	Not expected to have a significant impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that were adopted
ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)

This amendment provides SEC guidance that it would not object to filers presenting debt issue costs related to line-of-credit arrangements as an asset and ratably amortizing the costs over the term of the arrangement.

		June 18, 2015 (early adoption permitted)	Did not have an impact on the consolidated financial statements.
ASU 2015-08, Business Combinations Topic 805 Pushdown Accounting Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115	This update amends the codification for SEC Staff Bulletin No. 115	November 18, 2014	Did not have an impact on the consolidated financial statements.
ASU 2014-17, Business Combinations (Topic 805): Pushdown Accounting
This amendment provides an acquired entity with the option to apply push down accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.
		November 18, 2014	Did not have a significant impact on the consolidated financial statements.
ASU 2014-13, Consolidation (Topic 810) Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
This Update provides a practical expedient to measure the fair value of the financial assets and financial liabilities of a consolidated collateralized financing entity, which the reporting entity has elected to or is required to measure on a fair value basis.
		January 1, 2015 (early adoption permitted)	The Company early adopted this ASU and applied the guidance to commercial mortgage backed securitization transactions. See "Commercial Real Estate Investments" footnote for further disclosure.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure	This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.	January 1, 2015	Impacts disclosures only and does not have a significant impact on the consolidated financial statements.
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	This ASU raises the threshold for a disposal to be treated as discontinued operations.	April 1, 2015	Did not have a significant impact on the consolidated financial statements.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4.           AGENCY MORTGAGE-BACKED SECURITIES

The following tables present the Company’s available-for-sale Agency mortgage-backed securities portfolio as of September 30, 2015 and December 31, 2014, which were carried at their fair value:

September 30, 2015	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$21,598,845	$39,061,904	$72,826	$60,733,575
Unamortized premium	1,913,855	2,909,606	31,899	4,855,360
Unamortized discount	(6,039)	(6,201)	(11)	(12,251)
Amortized cost	23,506,661	41,965,309	104,714	65,576,684
Gross unrealized gains	244,683	547,434	6,467	798,584
Gross unrealized losses	(249,094)	(316,455)	(3,079)	(568,628)
Estimated fair value	$23,502,250	$42,196,288	$108,102	$65,806,640

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$61,727,096	$3,849,588	$65,576,684
Gross unrealized gains	668,600	129,984	798,584
Gross unrealized losses	(551,434)	(17,194)	(568,628)
Estimated fair value	$61,844,262	$3,962,378	$65,806,640

December 31, 2014	Freddie Mac	Fannie Mae	Ginnie Mae	Total
	(dollars in thousands)

Principal outstanding	$27,906,221	$47,979,778	$97,000	$75,982,999
Unamortized premium	1,951,798	3,396,368	20,560	5,368,726
Unamortized discount	(8,985)	(8,857)	(358)	(18,200)
Amortized cost	29,849,034	51,367,289	117,202	81,333,525
Gross unrealized gains	313,761	660,230	8,010	982,001
Gross unrealized losses	(322,094)	(424,800)	(3,376)	(750,270)
Estimated fair value	$29,840,701	$51,602,719	$121,836	$81,565,256

	Fixed Rate	Adjustable Rate	Total
	(dollars in thousands)
Amortized cost	$78,250,313	$3,083,212	$81,333,525
Gross unrealized gains	847,615	134,386	982,001
Gross unrealized losses	(732,533)	(17,737)	(750,270)
Estimated fair value	$78,365,395	$3,199,861	$81,565,256

Actual maturities of Agency mortgage-backed securities are generally shorter than stated contractual maturities because actual maturities of Agency mortgage-backed securities are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Agency mortgage-backed securities as of September 30, 2015 and December 31, 2014, according to their estimated weighted average life classifications:

	September 30, 2015		December 31, 2014
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$26,908	$27,387	$43,248	$42,831
Greater than one year through five years	24,579,949	24,237,266	42,222,114	41,908,586
Greater than five years through ten years	40,978,447	41,081,291	39,018,833	39,098,352
Greater than ten years	221,336	230,740	281,061	283,756
Total	$65,806,640	$65,576,684	$81,565,256	$81,333,525

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The weighted average lives of the Agency mortgage-backed securities at September 30, 2015 and December 31, 2014 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities
	(dollars in thousands)
Less than 12 Months	6,574,181	(61,722)	283	4,613,599	(36,959)	205
12 Months or More	22,917,561	(506,906)	286	35,175,194	(713,311)	302
Total	29,491,742	(568,628)	569	39,788,793	(750,270)	507

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

During the quarter and nine months ended September 30, 2015, the Company disposed of $3.6 billion and $20.1 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $6.3 million and $77.9, respectively.

During the quarter and nine months ended September 30, 2014, the Company disposed of $4.1 billion and $13.3 billion of Agency mortgage-backed securities, respectively, resulting in a net realized gain of $5.5 million and $176.5 million, respectively.

Interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities. Interest-only mortgage-backed securities in the Company’s portfolio as of September 30, 2015 and December 31, 2014 had net unrealized gains (losses) of $(42.7) million and $(8.0) million and an amortized cost of $1.6 billion and $1.2 billion, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.           COMMERCIAL REAL ESTATE INVESTMENTS

In September 2015, the Company originated a $592.0 million acquisition financing with respect to a 24-building New York City multifamily apartment portfolio. As of September 30, 2015, such financing is comprised of a $480.0 million senior mortgage loan ($476.6 million, net of origination fees), and mezzanine debt with an initial principal balance of $72.0 million and a future funding component of $20.0 million. The senior mortgage loan is held for sale on the accompanying Consolidated Statements of Financial Condition as of September 30, 2015.
At September 30, 2015 and December 31, 2014, commercial real estate investments held for investment were composed of the following:

CRE Debt and Preferred Equity Investments

	September 30, 2015			December 31, 2014
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	322,564	321,350	24.4%	384,304	383,895	25.2%
Senior securitized mortgages (3)	315,172	314,921	23.9%	399,541	398,634	26.3%
Mezzanine loans	560,800	558,613	42.4%	522,474	522,731	34.4%
Preferred equity	122,444	121,711	9.3%	214,653	212,905	14.1%
Total (4)	$1,320,980	$1,316,595	100.0%	$1,520,972	$1,518,165	100.0%

(1) Carrying value includes unamortized origination fees of $4.8 million and $3.0 million as of September 30, 2015 and December 31, 2014, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIEs.
(4) Excludes Loans held for sale.

	September 30, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	216,125	-	140,106	-	356,231
Principal payments	(230,220)	(84,369)	(101,781)	(92,210)	(508,580)
Sales (principal)	(46,945)	-	-	-	(46,945)
Amortization & accretion of (premium) discounts	(107)	-	(164)	516	245
Net (increase) decrease in origination fees	(3,200)	-	(2,556)	-	(5,756)
Amortization of net origination fees	1,802	656	277	500	3,235
Transfers	-	-	-	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value (2)	$321,350	$314,921	$558,613	$121,711	$1,316,595

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

(1) Assets of consolidated VIE.

Internal CRE Debt and Preferred Equity Investment Ratings

	September 30, 2015
			Internal Ratings
Investment Type	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List	Defaulted- Recovery (2)	Impaired
	(dollars in thousands)
Senior mortgages	$322,564	24.4%	$309,591	$-	$12,973	$-
Senior securitized mortgages (3)	315,172	23.9%	305,922	9,250	-	-
Mezzanine loans	560,800	42.4%	560,800	-	-	-
Preferred equity	122,444	9.3%	122,444	-	-	-
	$1,320,980	100.0%	$1,298,757	$9,250	$12,973	$-

(1) Excludes Loans held for sale.
(2) Related to one loan on non-accrual status.
(3) Assets of consolidated VIE.

	December 31, 2014
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Watch List	Defaulted- Recovery (1)	Impaired
	(dollars in thousands)
Senior mortgages	$384,304	25.2%	$371,331	$-	$12,973	$-
Senior securitized mortgages (2)	399,541	26.3%	390,291	9,250	-	-
Mezzanine loans	522,474	34.4%	522,474	-	-	-
Preferred equity	214,653	14.1%	214,653	-	-	-
	$1,520,972	100.0%	$1,498,749	$9,250	$12,973	$-

(1) Related to one loan on non-accrual status.
(2) Assets of consolidated VIE.

Real Estate Acquisitions

In July 2015, a joint venture, in which the Company has a 90% interest, acquired a single tenant retail property located in Chillicothe, Ohio for a purchase price of $11.0 million. The property is leased to a major home improvement retail store through 2020 with three, five year extension options. The purchase price was funded with cash and a new $7.7 million, 10-year, 4.43% fixed rate interest-only mortgage loan. The fair value of the 10% non-controlling interest in the joint venture at the acquisition date was $0.4 million.  The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

In August 2015, a joint venture, in which the Company has a 90% interest, acquired a multi-tenant retail property located in Largo, Florida for a purchase price of $18.9 million. The purchase price was funded with cash and a new $12.75 million, 10-year, 4.28% fixed rate interest-only mortgage loan. The fair value of the 10% non-controlling interest in the joint venture at the acquisition date was $0.7 million.  The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

The following table summarizes acquisitions of real estate held for investment during 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)
July 2015	Multi Tenant Retail	Ohio	$11,000	5.1
August 2015	Multi Tenant Retail	Florida	$18,900	4.4
(1) Does not include extension options.

The aforementioned acquisitions were accounted for using the acquisition method of accounting. Real estate acquisition costs expensed during the three and nine months ended September 30, 2015 totaled $1.2 million.

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
(1) Does not include extension options.

The following table presents the aggregate preliminary allocation of the purchase price for acquisitions during the nine months ended September 30, 2015:

	Location
	Ohio	Florida	Total
	(dollars in thousands)
Purchase Price Allocation:
Land	$2,282	$3,780	$6,062
Buildings	8,256	15,120	23,376
Site improvements	639	-	639
Tenant Improvements	671	-	671
Real estate held for investment	11,848	18,900	30,748

Intangible assets (liabilities):
Leasehold intangible assets	1,269	-	1,269
Above market lease	-	-	-
Below market lease value	(2,117)	-	(2,117)
Total purchase price	$11,000	$18,900	$29,900

The purchase price allocations for the acquisitions completed during the three months ended September 30, 2015 are preliminary pending the receipt of information necessary to complete the valuation of	certain tangible and intangible assets and liabilities and therefore are subject to change. The following table presents the aggregate final allocation of the purchase price for 2014 acquisitions:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Location
	Tennessee	Virginia	Joint Venture	Total
	(dollars in thousands)
Purchase Price Allocation:
Land	$3,503	$6,394	$21,441	$31,338
Buildings	11,960	10,862	97,680	120,502
Site improvements	1,349	1,184	12,705	15,238
Tenant Improvements	-	-	9,365	9,365
Real estate held for investment	16,812	18,440	141,191	176,443

Intangible assets (liabilities):
Leasehold intangible assets	4,288	3,218	22,297	29,803
Above market lease	-	-	5,458	5,458
Below market lease value	(2,100)	(3,915)	(14,946)	(20,961)
Total purchase price	$19,000	$17,743	$154,000	$190,743

The weighted average amortization period for intangible assets and liabilities as of September 30, 2015 and December 31, 2014 is 8.9 years and 12.0 years, respectively.  Above market leases and leasehold intangible assets are included in Other assets and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

Refer to Equity Method Investments below for details related to real estate investment activity during the quarter ended September 30, 2015.

Investments in Commercial Real Estate

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$44,039	$38,117
Buildings and improvements	200,218	176,139
Subtotal	244,257	214,256
Less: accumulated depreciation	(12,997)	(4,224)
Total real estate held for investment, at amortized cost, net	231,260	210,032
Equity in unconsolidated joint venture	70,187	-
Investments in commercial real estate, net	$301,447	$210,032

Depreciation expense was $3.1 million and $8.8 million for the quarter and nine months ended September 30, 2015, respectively.  Depreciation expense was $0.4 million and $0.7 million for the quarter and nine months ended September 30, 2014, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2015 for the consolidated properties, including consolidated joint venture properties are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2015
(dollars in thousands)
2015 (remaining)	$5,672
2016	20,529
2017	17,713
2018	15,333
2019	12,998
Later years	52,875
$125,120

Mortgage loans payable as of September 30, 2015 and December 31, 2014, were as follows:

September 30, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
	(dollars in thousands)
Joint Ventures	$124,400	$124,400	4.03% to 4.44%	Fixed	2024 and 2025	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,460	16,389	3.50%	Fixed	1/1/2017	First liens
Nevada	2,462	2,453	3.45%	Floating (1)	3/29/2017	First liens
	$166,697	$166,617

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2014
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
	(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	12/6/2024	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,709	16,600	3.50%	Fixed	1/1/2017	First liens
Nevada	2,519	2,505	3.45%	Floating (1)	3/29/2017	First liens
	$146,553	$146,430

(1) Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of September 30, 2015:

Mortgage Loan Principal Payments
(dollars in thousands)
2015 (remaining)	$98
2016	400
2017	18,344
2018	-
2019	23,375
Later years	124,400
$166,617

Equity Method Investments	In August 2015, the Company acquired a portfolio of six retail properties located in New York, Indiana,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Kentucky, and Illinois through a newly formed joint venture partnership and contributed approximately $57.7 million of capital. The Company has an eighty five percent interest in the joint venture, but as all major decisions require unanimous consent by the joint venture partners, the Company is not considered to have a controlling financial interest and accounts for its investment under the equity method of accounting.

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

VIEs

Securitizations

In January 2014, the Company closed NLY Commercial Mortgage Trust 2014-FL1 (the “Trust”), a $399.5 million securitization financing transaction which provides permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or co-originated by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by the Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74% at closing. The Company used the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the interest-only bond issued by the Trust, which are referred to as the subordinate bonds.

The Company incurred approximately $4.3 million of costs in connection with the securitization that have been capitalized and are being amortized to interest expense.  Deferred financing costs are included in Other assets in the accompanying Consolidated Statements of Financial Condition.

As of September 30, 2015 the carrying value of the Trust’s assets was $314.9 million, net of $0.2 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2015, the carrying value of the Trust’s liabilities was $176.3 million, classified as Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.4 billion and $1.3 billion, respectively, at September 30, 2015.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million.  The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $1.2 billion and $1.1 billion, respectively, at September 30, 2015. FREMF 2015-KLSF and FREMF 2015-KF07 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $188.8 million.  Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed.  The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entities.  The fair value

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company has early adopted ASU 2014-13 and applied the practical expedient fair value measurement whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The statement of financial condition of the FREMF Trusts, that is reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2015 is as follows:

September 30, 2015
(dollars in thousands)

Senior securitized commercial mortgages carried at fair value	$2,565,909
Accrued interest receivable	4,703

Total assets	$2,570,612

Liabilities and equity
Securitized debt (non-recourse) at fair value	$2,377,067
Accrued interest payable	4,068
$2,381,135

Equity	189,477
Total liabilities and equity	$2,570,612

The FREMF Trust mortgage loans had an unpaid principal balance of $2.6 billion at September 30, 2015.   As of September 30, 2015 there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of September 30, 2015 based upon the

Company’s process of monitoring events of default on the underlying mortgage loans.

The statement of comprehensive income (loss) of the FREMF Trusts that is reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) at September 30, 2015 is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For the period February 25, 2015 to September 30, 2015
(dollars in thousands)
Net interest income:
Interest income	$26,634
Interest expense	9,051
Net interest income	17,583

Other income (loss):
Unrealized gain (loss) on financial instruments at fair value (1)	(2,691)
Guarantee fees and servicing costs	9,579
Other income (loss)	(12,270)
General and administration expenses	58
Net income	$5,255

(1) Included in Net unrealized gains (losses) on financial instruments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF Trusts as of September 30, 2015 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk
Property Location	Principal Balance	% of Balance
	(dollars in thousands)
Texas	$749,569	29.4%
North Carolina	537,375	21.0%
Florida	391,215	15.3%
Ohio	197,455	7.7%

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

The Company designates its financial instruments as trading, available for sale or held to maturity depending upon the type of instrument and the Company’s intent and ability to hold such instrument to maturity. Instruments classified as available for sale and trading are reported at fair value on a recurring basis.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
September 30, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$65,806,640	$-	$65,806,640
Agency debentures	-	413,115	-	413,115
Credit risk transfer securities	-	330,727	-	330,727
Non-Agency mortgage-backed securities	-	490,037	-	490,037
Commercial real estate debt investments	-	2,881,659	-	2,881,659
Interest rate swaps	-	39,295	-	39,295
Other derivatives	-	87,516	-	87,516
Total assets	$-	$70,048,989	$-	$70,048,989
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,377,067	$-	$2,377,067
Interest rate swaps	-	2,160,350	-	2,160,350
Other derivatives	113,626	-	-	113,626
Total liabilities	$113,626	$4,537,417	$-	$4,651,043

	Level 1	Level 2	Level 3	Total
December 31, 2014	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$81,565,256	$-	$81,565,256
Agency debentures	-	1,368,350	-	1,368,350
Investment in affiliate	143,045	-	-	143,045
Interest rate swaps	-	75,225	-	75,225
Other derivatives	117	5,382	-	5,499
Total assets	$143,162	$83,014,213	$-	$83,157,375
Liabilities:
Interest rate swaps	$-	$1,608,286	$-	$1,608,286
Other derivatives	3,769	4,258	-	8,027
Total liabilities	$3,769	$1,612,544	$-	$1,616,313

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The fair value of Convertible Senior Notes was determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair values for financial assets and liabilities as of September 30, 2015 and December 31, 2014.

		September 30, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:	(dollars in thousands)
Cash and cash equivalents	1	$2,237,423	$2,237,423	$1,741,244	$1,741,244
Reverse repurchase agreements	1	-	-	100,000	100,000
Agency mortgage-backed securities	2	65,806,640	65,806,640	81,565,256	81,565,256
Agency debentures	2	413,115	413,115	1,368,350	1,368,350
Credit risk transfer securities	2	330,727	330,727	-	-
Non-Agency mortgage-backed securities	2	490,037	490,037	-	-
Commercial real estate debt investments, at fair value	2	2,881,659	2,881,659	-	-
Investment in affiliate	1	-	-	143,045	143,045
Commercial real estate debt and preferred equity, held for investment	3	1,316,595	1,324,167	1,518,165	1,528,444
Loans held for sale	3	476,550	476,550	-	-
Corporate debt	2	424,974	417,348	166,464	166,056
Interest rate swaps	2	39,295	39,295	75,225	75,225
Other derivatives	1,2	87,516	87,516	5,499	5,499

Financial liabilities:
Repurchase agreements	1,2	$56,449,364	$56,604,768	$71,361,926	$71,587,222
Other secured financing	2	359,970	360,109	-	-
Convertible Senior Notes	1	-	-	845,295	863,470
Securitized debt of consolidated VIEs	2	2,553,398	2,553,017	260,700	262,061
Mortgages payable	2	166,697	170,534	146,553	146,611
Participation sold	3	13,389	13,358	13,693	13,655
Interest rate swaps	2	2,160,350	2,160,350	1,608,286	1,608,286
Other derivatives	1,2	113,626	113,626	8,027	8,027

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

7.        SECURED FINANCING

The Company had outstanding $56.4 billion and $71.4 billion of repurchase agreements with weighted average borrowing rates of 1.75% and 1.62%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 147 days and 141 days as of September 30, 2015 and December 31, 2014, respectively.

At September 30, 2015 and December 31, 2014, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	September 30, 2015
	Repurchase Agreements by Collateral Type
	Agency Mortgage-backed Securities	Debentures	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$8,050,000	$-	$-	$-	$-	$8,050,000	0.57%
2 to 29 days	11,640,888	94,950	17,788	77,236	-	11,830,862	0.45%
30 to 59 days	4,721,915	-	60,406	63,852	-	4,846,173	0.52%
60 to 89 days	8,794,109	-	-	46,020	-	8,840,129	0.57%
90 to 119 days	3,957,380	-	-	-	-	3,957,380	0.52%
Over 120 days(1)	18,774,192	-	-	-	150,628	18,924,820	1.29%
Total	$55,938,484	$94,950	$78,194	$187,108	$150,628	$56,449,364	0.78%

	December 31, 2014
	Repurchase Agreements by Collateral Type
	Agency Mortgage-backed Securities	Debentures	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	0.00%
2 to 29 days	27,604,632	749,535	28,354,167	0.35%
30 to 59 days	17,149,787	186,682	17,336,469	0.43%
60 to 89 days	3,662,646	378,031	4,040,677	0.38%
90 to 119 days	2,945,495	-	2,945,495	0.50%
Over 120 days (1)	18,685,118	-	18,685,118	1.24%
Total	$70,047,678	$1,314,248	$71,361,926	0.61%

(1) Approximately 14% and 15% of the total repurchase agreements had a remaining maturity over 1 year as of September 30, 2015 and December 31, 2014, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014. Refer to “Derivative Instruments” footnote for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2015		December 31, 2014
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$-	$56,449,364	$700,000	$71,961,926
Amounts Offset	-	-	(600,000)	(600,000)
Netted Amounts	$-	$56,449,364	$100,000	$71,361,926

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Borrowings from FHLB Des Moines are reported in other secured financing in the Company's Consolidated Statements of Financial Condition.

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $60.8 billion and $187.2 million, respectively, at September 30, 2015 and $75.4 billion and $226.6 million, respectively, at December 31, 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8.          DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S.

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

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2015 and December 31, 2014:

Derivatives Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$39,295	$75,225
Interest rate swaptions	Other derivatives, at fair value	-	5,382
TBA derivatives	Other derivatives, at fair value	87,516	-
Futures contracts	Other derivatives, at fair value	-	117
		$126,811	$80,724

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$2,160,350	$1,608,286
TBA derivatives	Other derivatives, at fair value	-	4,258
Futures contracts	Other derivatives, at fair value	113,626	3,769
		$2,273,976	$1,616,313

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2015 and December 31, 2014:

September 30, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,202,454	1.85%	0.22%	2.04
3 - 6 years	11,113,000	1.81%	0.46%	4.49
6 - 10 years	11,743,300	2.45%	0.47%	8.20
Greater than 10 years	3,634,400	3.70%	0.26%	19.62
Total / Weighted Average	$29,693,154	2.26%	0.42%	7.28

December 31, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,502,505	1.63%	0.17%	2.64
3 - 6 years	11,138,000	2.06%	0.22%	5.18
6 - 10 years	13,069,200	2.67%	0.23%	8.57
Greater than 10 years	4,751,800	3.58%	0.20%	19.53
Total / Weighted Average	$31,461,505	2.49%	0.22%	8.38

(1) Notional amount includes $500.0 million in forward starting pay fixed swaps as of September 30, 2015 and December 31, 2014.
(2) Excludes forward starting swaps.
(3) Weighted average fixed rate on forward starting pay fixed swaps was 2.04% and 3.25% as of September 30, 2015 and December 31, 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaptions at September 30, 2015 and December 31, 2014:

September 30, 2015	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$-	-	-	-	-

December 31, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$1,750,000	2.88%	3M LIBOR	9.17	3.59

The following table summarizes certain characteristics of the Company’s TBA derivatives as of September 30, 2015 and December 31, 2014:

September 30, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$14,055,000	$14,490,220	$14,577,736	$87,516
Sale contracts	-	-	-	-
Net TBA derivatives	$14,055,000	$14,490,220	$14,577,736	$87,516

December 31, 2014
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(375,000)	(375,430)	(379,688)	(4,258)
Net TBA derivatives	$(375,000)	$(375,430)	$(379,688)	$(4,258)

The following table summarizes certain characteristics of the Company’s futures derivatives as of September 30, 2015:

	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(8,000,000)	2.00
U.S. Treasury futures - 5 year	-	(2,273,000)	4.41
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.92
Total	$-	$(10,928,600)	2.80

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of September 30, 2015 and December 31, 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$39,295	$(39,295)	$-	$-
TBA derivatives, at fair value	87,516	-	-	87,516

Liabilities:
Interest rate swaps, at fair value	$2,160,350	$(39,295)	$(1,254,287)	$866,768
Futures contracts, at fair value	113,626	-	(113,626)	-

December 31, 2014		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$75,225	$(66,180)	$-	$9,045
Interest rate swaptions, at fair value	5,382	-	-	5,382
Futures contracts, at fair value	117	(117)	-	-

Liabilities:
Interest rate swaps, at fair value	$1,608,286	$(66,180)	$(869,302)	$672,804
TBA derivatives, at fair value	4,258	-	-	4,258
Futures contracts, at fair value	3,769	(117)	-	3,652

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarter Ended:
September 30, 2015	$(162,304)	$-	$(822,585)
September 30, 2014	$(169,083)	$-	$98,593
Nine Months Ended:
September 30, 2015	$(465,008)	$(226,462)	$(587,995)
September 30, 2014	$(650,452)	$(779,333)	$(75,287)

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Quarter Ended September 30, 2015
Net TBA derivatives (1)	$168,292	$81,560	$249,852
Net interest rate swaptions	(11,525)	11,519	(6)
Futures	(36,468)	(105,199)	(141,667)
			$108,179

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Quarter Ended September 30, 2014
Net TBA derivatives (1)	$(1,864)	$6,992	$5,128
Net interest rate swaptions	(30,432)	26,518	(3,914)
Futures	(2,991)	6,455	3,464
			$4,678

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Nine Months Ended September 30, 2015
Net TBA derivatives (1)	$61,846	$91,773	$153,619
Net interest rate swaptions	(41,016)	35,634	(5,382)
Futures	(51,205)	(109,974)	(161,179)
			$(12,942)

Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Nine Months Ended September 30, 2014
Net TBA derivatives (1)	$(46,747)	$(8,046)	$(54,793)
Net interest rate swaptions	$(102,413)	$(24,613)	$(127,026)
Futures	$(15,466)	$3,631	$(11,835)
			$(193,654)

(1) Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at  September 30, 2015 was approximately $2.1 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock and 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock.

(A) Common Stock

At September 30, 2015 and December 31, 2014, the Company had issued and outstanding 947,826,176 and 947,643,079 shares of common stock, with a par value of $0.01 per share.

No options were exercised during the nine months ended September 30, 2015 and 2014.

During the nine months ended September 30, 2015 and 2014, the Company raised $1.7 million and $1.8 million by issuing 168,000 shares and 159,000 shares, respectively, through the Direct Purchase and Dividend Reinvestment Program.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2015 and 2014.

(B) Preferred Stock

At September 30, 2015 and December 31, 2014, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a (REIT).

Through September 30, 2015, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2015 and December 31, 2014, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2015, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At September 30, 2015 and December 31, 2014, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2015, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

During the nine months ended September 30, 2015, the Company declared dividends to common stockholders totaling $853.0 million, or $0.90 per common share, of which $284.3 million, or $0.30 per common share, was paid to common stockholders on October 30, 2015. During the nine months ended September 30, 2015, the Company declared and paid dividends to Series A Preferred Stock stockholders totaling approximately $10.9 million, or $1.477 per preferred share, Series C Preferred Stock stockholders totaling approximately $17.2 million, or $1.430 per preferred share and Series D Preferred Stock stockholders totaling approximately $25.9 million, or $1.406 per preferred share.

During the nine months ended September 30, 2014, the Company declared dividends to common stockholders totaling $852.8 million, or $0.90 per common share, of which $284.3, or $0.30 per common share,

was paid to common stockholders on October 31, 2014. During the nine months ended September 30, 2014, the Company declared and paid dividends to Series A Preferred stockholders totaling approximately $10.9 million, or $1.477 per preferred share, Series C Preferred stockholders totaling approximately $17.2 million, or $1.430 per preferred share, Series D Preferred stockholders totaling approximately $25.9 million, or $1.406 per preferred share.

11.           INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters and nine months ended September 30, 2015 and 2014.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:	(dollars in thousands)
Investment Securities	$399,702	$606,331	$1,448,434	$1,861,037
Commercial investment portfolio(1)	50,204	38,113	142,969	120,924
U.S. Treasury securities	-	-	-	1,329
Securities loaned	-	-	-	114
Reverse repurchase agreements	820	135	2,714	906
Other	66	61	193	193
Total interest income	450,792	644,640	1,594,310	1,984,503
Interest expense:
Repurchase agreements	103,823	102,750	307,796	309,654
Convertible Senior Notes	-	22,376	29,740	61,592
U.S. Treasury securities sold, not yet purchased	-	-	-	1,076
Securities borrowed	-	-	-	95
Securitized debt of consolidated VIEs	6,111	1,780	14,468	5,244
Participation sold	161	163	479	486
Other	202	-	306	-
Total interest expense	110,297	127,069	352,789	378,147
Net interest income	$340,495	$517,571	$1,241,521	$1,606,356

(1) Includes commercial real estate debt, preferred equity and corporate debt.

12.           GOODWILL

At September 30, 2015 and December 31, 2014, goodwill totaled $71.8 million and $94.8 million, respectively.  The decline in goodwill is due to a $23.0 million reduction of goodwill related to FIDAC as a result of the Company’s intention to wind down FIDAC’s investment advisory operations.

13.           NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters and nine months ended September 30, 2015 and 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands, except per share data)
Net income (loss)	$(627,491)	$354,856	$(203,919)	$(184,007)
Less: Net income (loss) attributable to noncontrolling interest	(197)	-	(436)	-
Net income (loss) attributable to Annaly	(627,294)	354,856	(203,483)	(184,007)
Less: Preferred stock dividends	17,992	17,992	53,976	53,976
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	(645,286)	336,864	(257,459)	(237,983)
Add: Interest on Convertible Senior Notes, if dilutive	-	12,226	-	-
Net income (loss) available to common stockholders, as adjusted	(645,286)	349,090	(257,459)	(237,983)
Weighted average shares of common stock outstanding-basic	947,795,500	947,565,432	947,732,735	947,513,514
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	-	39,750,095	-	-
Weighted average shares of common stock outstanding-diluted	947,795,500	987,315,527	947,732,735	947,513,514
Net income (loss) per share available (related) to common share:
Basic	$(0.68)	$0.36	$(0.27)	$(0.25)
Diluted	$(0.68)	$0.35	$(0.27)	$(0.25)

Options to purchase 1.7 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters and nine months ended September 30, 2015, respectively.

Options to purchase 2.3 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters and nine months ended September 30, 2014, respectively.

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Nine Months Ended
	September 30, 2015		September 30, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	2,259,335	$15.35	3,581,752	$15.44
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(266,399)	15.24	(1,016,667)	15.07
Expired	(294,750)	17.07	(305,750)	17.34
Options outstanding at the end of period	1,698,186	$15.07	2,259,335	$15.35
Options exercisable at the end of period	1,698,186	$15.07	2,259,335	$15.35

The weighted average remaining contractual term was approximately 2.8 years and 3.4 years for stock options outstanding and exercisable as of September 30, 2015 and 2014, respectively.

As of September 30, 2015 and 2014, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

15.        INCOME TAXES

For the quarter ended September 30, 2015 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2014 tax year.

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

During the quarter and nine months ended September 30, 2015, the Company recorded net income tax benefits of $0.4 million and $8.0 million, respectively, for losses attributable to its TRSs.

During the quarter and nine months ended September 30, 2014, the Company recorded $0.7 million and $6.1 million, respectively, of income tax expense for income attributable to its TRSs.

The Company’s 2014, 2013 and 2012 federal, state and local tax returns remain open for examination.

16.           LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expires in February 2016.  The lease expense for the quarters ended September 30, 2015 and 2014 was $0.8 million and $0.9 million, respectively. The Company’s aggregate future minimum lease payments total $37.2 million.  The following table details the lease payments.

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2015 (remaining)	$907
2016	3,575
2017	3,565
2018	3,565
2019	3,565
Later years	21,993
$37,170

The Company had no material unfunded loan commitments as of September 30, 2015 and December 31, 2014.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of September 30, 2015 and December 31, 2014.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities issued by Freddie Mac and Fannie Mae, are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the Agency issuing the debenture.  Substantially all of the Company’s Investment Securities have an actual or implied “AAA” rating.

The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, CRT securities, other non-Agency mortgage-backed securities and corporate debt. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

18.           RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of September 30, 2015 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of September 30, 2015 was $396.5 million with excess net capital of $396.2 million.

19.           RELATED PARTY TRANSACTIONS

Investment in Affiliate and Advisory Fees

In August 2015, FIDAC entered into an agreement with Chimera Investment Corporation (“Chimera”) to internalize the management of Chimera.  As part of the agreement, the companies agreed to terminate the management agreement between FIDAC and Chimera effective August 5, 2015.

In connection with the transaction, Annaly and Chimera entered into a share repurchase agreement pursuant to which Chimera purchased the Company’s approximately 9.0 million shares of Chimera at an aggregate price of $126.4 million.  The share repurchase agreement closed in August 2015.

For the quarter and nine months ended September 30, 2015, the Company recorded advisory fees from Chimera totaling $3.8 million and $24.8 million, respectively. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement.  Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement). For the quarter and nine months ended September 30, 2014, the Company recorded advisory fees from Chimera totaling $8.3 million and $20.5 million, respectively. At September 30, 2015 and December 31, 2014, the Company had amounts receivable from Chimera of $4.0 million and $10.4 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The Management Agreement provides for a two year term ending December 31, 2016 with automatic two-year renewals unless at least two-thirds of the Company’s independent directors or the holders of a majority of the Company’s outstanding shares of common stock elect to terminate the agreement in their sole discretion for any or no reason. At any time during the term or any renewal term the Company may deliver to the Manager written notice of the Company’s intention to terminate the Management Agreement. The Company must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by the Company in its sole discretion.

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

20.           SUBSEQUENT EVENTS

In October 2015, a joint venture, in which the Company has a 93.7% interest, acquired a 327-unit apartment building in Washington DC, for a gross purchase price of $75.0 million and a net equity investment of $18.7 million.

In October 2015, a joint venture, in which the Company has a 90% interest, acquired a grocery-anchored retail shopping center in Grass Valley, California, for a gross purchase price of $37.8 million and a net equity investment of $11.9 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications may not be based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow the commercial mortgage business; credit risks related to our investments in CRT securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; our ability to grow our residential mortgage credit business; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

We are primarily organized around the following operations:

Annaly, the parent company
Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.  Its portfolio also includes residential credit investments such as CRTs and non-Agency mortgage-backed securities.

Annaly Commercial Real Estate Group, Inc. (or ACREG)
Wholly-owned subsidiary that specializes in originating or acquiring, financing and managing commercial loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

Annaly Middle Market Lending LLC	Wholly-owned subsidiary that engages in corporate middle market lending transactions.
RCap Securities, Inc.	Wholly-owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority.
Fixed Income Discount Advisory Company (or FIDAC)	Wholly-owned subsidiary that previously operated as a registered investment advisor.

Business Environment

This past quarter brought about significant interest rate and spread volatility as longer term yields retraced the increase experienced in the second quarter, and Agency mortgage-backed securities spreads widened substantially.  We remain cautious as the Federal Reserve (or Fed) is likely to increase the federal funds rate target over the near term, with subsequent rate hikes priced into the yield curve throughout 2016 and beyond.  Additionally, further financial and housing regulatory reform is possible, and its effect on our business is unclear.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), slowed to a seasonally-adjusted annualized rate of 1.5% in the third quarter of 2015, according to the Bureau of Economic Analysis.  Consumer spending remained relatively strong during the quarter, increasing 3.2%, bolstered by continued job growth, increasing wages, and from lower energy prices.

Most of the drag to third quarter GDP came from a contraction in inventories.  The year-over-year GDP growth rate was a relatively modest 2.0%, but this is still running in line with the Fed’s estimate of potential growth. Real GDP growth has maintained a year-over-year pace of 2% or better for 6 quarters in a row, the longest such stretch in nearly a decade.

The Fed currently conducts monetary policy with a multifaceted mandate: maximum employment, price stability and moderate long-term interest rates. The employment situation improved vastly in 2014, with average monthly employment gains of 260,000 through December 2014 compared to 199,000 per month in 2013, according to the Bureau of Labor Statistics. Nonfarm payrolls have grown at a slower pace so far in 2015, averaging 198,000 over the first nine months of the year. The unemployment rate continued to decline, down to 5.1% in September 2015 compared to 5.6% in December 2014. This is consistent with the Fed’s own estimate of their mandate-consistent unemployment rate, which was placed at 5.0-5.2% as of their September 17, 2015 meeting. Some signs of labor market slack persist as measures of long-term unemployment, the part-time employment share and those out of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

the labor force who desire a job remain elevated versus long-term averages. However, as the Fed notes, “labor market indicators show that underutilization of labor resources has diminished since early this year.” Inflation remained below the Fed’s 2% target through the third quarter of 2015, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE). The headline PCE measure remained low at 0.3% year-over-year in August 2015, down from 0.8% in December 2014 and flat since June 2015. The more stable core PCE measure, which excludes food and energy prices, remained below the Fed’s 2.0% target at 1.31% year-over-year in August 2015, slightly below the 1.37% reading in December 2014 but in line with the 2015 average of 1.30% through the first eight months of the year. The Federal Open Market Committee (FOMC or the Committee) has noted that “inflation persistently below its 2% objective could pose risks to economic performance”, and believes the current level of inflation below target is “partly reflecting declines in energy prices and in prices of non-energy imports.” The Committee expects inflation to rise gradually toward 2% over the medium term. Indeed, the underlying trend of inflation improved in the third quarter, with the reading of core CPI rising to 1.9% and various alternative measures of trend inflation, such as median and trimmed mean measures, showing a notable firming.

At their July 29, 2015 meeting, the Fed noted that the economy had been growing “moderately” after a slowdown earlier in the year. Following their September 16-17, 2015 meeting, the Fed struck a slightly more optimistic tone, noting a pickup in household spending and business fixed investment (which they had previously described as “soft”). The FOMC’s Summary of Economic Projections also indicated some optimism, as thirteen of the seventeen members still expected an interest rate hike would be appropriate this year. The Fed made a few subtle changes to the statement for their July 28-29 meeting, most notably mentioning “global economic and financial developments” that could negatively impact domestic growth, though Chair Yellen noted in the press conference following the meeting that the Committee expected these effects to be transitory.

During the third quarter of 2015, the 10-year U.S. Treasury yielded between 1.9% and 2.5%, gradually declining throughout the period as worries of a slowdown in emerging markets, a stronger US dollar, and a decline in corporate earnings expectations sparked a period of risk aversion. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, declined over the period, with the longer-dated 5-year, 5-year forward breakeven rate moving below the Fed’s 2% target driven by declines in commodity prices and import prices. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security current coupon and 10-year U.S. Treasury, declined and then rose during the quarter, reacting to fluctuations in volatility.

The following table summarizes interest rates as of each date presented:

	September 30, 2015	December 31, 2014	September 30, 2014
30-Year mortgage current coupon	2.80%	2.83%	3.20%
Mortgage basis	76 bps	66 bps	71 bps
10-Year U.S. Treasury rate	2.04%	2.17%	2.49%

LIBOR:
1-Month	0.19%	0.17%	0.16%
6-Month	0.53%	0.36%	0.33%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the quarters and nine months ended September 30, 2015 and 2014.

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
Interest income	$450,792	$644,640	$1,594,310	$1,984,503
Interest expense	110,297	127,069	352,789	378,147
Net interest income	340,495	517,571	1,241,521	1,606,356
Realized and unrealized gains (losses)	(909,158)	(99,065)	(1,297,612)	(1,659,469)
Other income (loss)	(9,741)	(9,948)	(3,463)	25,524
General and administrative expenses	49,457	51,317	152,404	150,884
Income (loss) before income taxes	(627,861)	357,241	(211,958)	(178,473)
Income taxes	(370)	2,385	(8,039)	5,534
Net income (loss)	(627,491)	354,856	(203,919)	(184,007)
Net income (loss) attributable to noncontrolling interest	(197)	-	(436)	-
Net income (loss) attributable to Annaly	(627,294)	354,856	(203,483)	(184,007)
Dividends on preferred stock	17,992	17,992	53,976	53,976
Net income (loss) available (related) to common stockholders	$(645,286)	$336,864	$(257,459)	$(237,983)
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.68)	$0.36	$(0.27)	$(0.25)
Diluted	$(0.68)	$0.35	$(0.27)	$(0.25)
Weighted average number of common shares outstanding:
Basic	947,795,500	947,565,432	947,732,735	947,513,514
Diluted	947,795,500	987,315,527	947,732,735	947,513,514

Non-GAAP financial measures (1):
Normalized interest income (2)	$533,928	$670,632	$1,685,747	$1,978,346
Economic interest expense	$248,041	$296,152	$788,545	$1,028,599
Economic net interest income	$202,751	$348,488	$805,765	$955,904
Normalized economic net interest income (2)	$285,887	$374,480	$897,202	$949,747
Core earnings	$217,601	$308,621	$882,738	$848,793
Normalized core earnings (2)	$300,737	$334,613	$974,175	$842,636
Core earnings per average basic common share	$0.21	$0.31	$0.87	$0.84
Normalized core earnings per average basic common share (2)	$0.30	$0.33	$0.97	$0.83

Other information:
Asset portfolio at period-end	$72,441,744	$84,569,804	$72,441,744	$84,569,804
Average total assets	$75,442,184	$87,269,466	$79,478,853	$84,719,042
Average equity	$12,439,569	$13,279,934	$12,834,377	$12,882,409
Leverage at period-end (3)	4.8	5.4	4.8	5.4
Economic leverage at period-end (4)	5.8	5.4	5.8	5.4
Capital ratio (5)	13.7%	15.0%	13.7%	15.0%
Annualized return on average total assets	(3.33%)	1.63%	(0.34%)	(0.29%)
Annualized return (loss) on average equity	(20.18%)	10.69%	(2.12%)	(1.90%)
Annualized core return on average equity	7.00%	9.30%	9.17%	8.79%
Annualized normalized core return on average equity (2)	9.67%	10.08%	10.12%	8.72%
Net interest margin (6)	1.24%	1.61%	1.51%	1.51%
Normalized net interest margin (2)	1.62%	1.74%	1.64%	1.50%
Average yield on interest earning assets	2.41%	2.99%	2.70%	3.13%
Normalized average yield on interest earning assets (2)	2.86%	3.11%	2.86%	3.12%
Average cost of interest bearing liabilities	1.65%	1.64%	1.63%	1.95%
Net interest spread	0.76%	1.35%	1.07%	1.18%
Normalized net interest spread (2)	1.21%	1.47%	1.23%	1.17%
Constant prepayment rate	12%	9%	11%	7%
Long-term constant prepayment rate	9.2%	6.9%	9.2%	6.9%
Common stock book value per share	$11.99	$12.87	$11.99	$12.87

(1)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(2)	Excludes effect of the premium amortization adjustment due to changes in long-term CPR estimates.
(3)	Includes repurchase agreements, other secured financing, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(4)	Computed as the sum of debt, TBA derivative notional outstanding and net forward purchases of Investment Securities divided by total equity.
(5)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives).
(6)	Represents the sum of annualized economic net interest come, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements.  See “Non-GAAP Financial Measures” for further information.

GAAP
Net income (loss) was ($627.5) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.68) per average basic common share, for the quarter ended September 30, 2015 compared to $354.9 million, or $0.36 per average basic common share, for the same period in 2014. We attribute the majority of the change in net income (loss) to the unfavorable change in unrealized gains (losses) on interest rate swaps and lower interest income. Unrealized gains (losses) on interest rate swaps was ($822.6) million for the quarter ended September 30, 2015 compared to $98.6 million for the same period in 2014, reflecting lower forward interest rates for the quarter ended September 30, 2015 compared to rising forward interest rates during the same period in 2014. Interest income decreased $193.8 million, primarily due to lower average interest earning assets and higher amortization expense on Investment Securities during the quarter ended September 30, 2015 compared to the same period in 2014.

Net income (loss) was ($203.9) million, which includes ($0.4) million attributable to a noncontrolling interest, or ($0.27) per average basic common share, for the nine months ended September 30, 2015 compared to ($184.0) million, or ($0.25) per average basic common share, for the same period in 2014. We attribute the majority of the change in net income (loss) to an increase in unrealized losses on interest rate swaps and lower interest income, partially offset by decreases in realized losses on termination of interest rate swaps, realized losses on interest rate swaps and net losses on trading assets. Unrealized losses on interest rate swaps was ($588.0) million for the nine months ended September 30, 2015 compared to ($75.3) million for the same period in 2014, reflecting unfavorable marks on interest rate swaps due to falling forward interest rates. Interest income decreased $390.2 million, primarily due to lower coupon income on lower average Interest Earning Assets and higher amortization expense, reflecting a higher projected CPR, during the nine months ended September 30, 2015 compared to the same period in 2014. Realized losses on termination of interest rate swaps decreased $552.9 million to ($226.5) million for the nine months ended September 30, 2015 as fewer swaps positions were terminated during the nine months ended September 30, 2015 compared to the same period in 2014. Realized losses on interest swaps decreased $185.4 million to ($465.0) million for the nine months ended September 30, 2015 relecting lower swap positions and lower net rates compared to the same period in 2014. Net losses on trading assets decreased $175.1 million to ($13.0) million for the nine months ended September 30, 2015 primarily attributable to a favorable change in gains (losses) related to TBA derivatives, partially offset by higher losses on futures contracts.

Non-GAAP
Core earnings was $217.6 million, or $0.21 per average basic common share, for the quarter ended September 30, 2015 compared to $300.7 million, or $0.30 per average basic common share, for the same period in 2014. Normalized core earnings was $313.6 million, or $0.31 per average common share, for the quarter ended September 30, 2015 compared to $334.6 million, or $0.33 per average common share, for the quarter ended September 30, 2014. Normalized core earnings declined during the quarter ended September 30, 2015 compared to the same period in 2014 primarily due to lower interest income, reflecting an $11.6 billion decline in average Interest Earning Assets and lower weighted average coupons.

Core earnings was $882.7 million, or $0.87 per average basic common share, for the nine months ended September 30, 2015 compared to $848.8 million, or $0.84 per average basic common share, for the same period in 2014.  Normalized core earnings was $974.2 million, or $0.97 per average common share, for the nine months ended September 30, 2015 compared to $842.6 million, or $0.83 per average common share, for the nine months ended September 30, 2014. Normalized core earnings increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $185.4 million decline in interest expense on interest rate swaps and a $22.0 million increase in interest income on the commercial investment portfolio, partially offset by a $70.0 million increase in premium amortization expense exclusive of the premium amortization adjustment.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. The non-GAAP measurements include the following:

●    core earnings;
●    normalized core earnings;
●    core earnings per average basic common share;
●    normalized core earnings per average basic common share;
●    normalized interest income;
●    economic interest expense;
●    economic net interest income; and
●    normalized economic net interest income

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

Normalized core earnings represents a non-GAAP measure and is defined as core earnings excluding the Premium Amortization Adjustment (or PAA).  PAA is the component of premium amortization representing the change in estimated long-term constant prepayment rates.

We believe that core earnings, normalized core earnings, core earnings per average basic common share, normalized core earnings per average basic common share, normalized interest income, economic interest expense, economic net interest income and normalized economic net interest income provide meaningful information to consider, in addition to the respective amounts prepared in accordance with GAAP. The non-GAAP measures help us to evaluate our financial position and performance without the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio and operations.

Our presentation of non-GAAP financial measures has important limitations.  Other market participants may calculate core earnings, normalized core earnings, core earnings per average basic common share, normalized core earnings per average basic common share, normalized interest income, economic interest expense, economic net interest income and normalized economic net interest income differently than we calculate them, making comparative analysis difficult.

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

The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Premium amortization expense	255,123	197,709	633,937	466,338
PAA Cost (Benefit)	83,136	25,992	91,437	(6,157)
Premium amortization expense exclusive of PAA	171,987	171,717	542,500	472,495

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(per common share)
Premium amortization expense	0.27	0.21	0.67	0.49
PAA Cost (Benefit)	0.09	0.02	0.10	(0.01)
Premium amortization expense exclusive of PAA	0.18	0.19	0.57	0.50

Core Earnings and Normalized Core Earnings The following table provides GAAP measures of net income (loss) and net income (loss) per basic share	available to common stockholders for the quarters and nine months ended September 30, 2015 and 2014 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(627,491)	$354,856	$(203,919)	$(184,007)
Less:
Realized (gains) losses on termination of interest rate swaps	-	-	226,462	779,333
Unrealized (gains) losses on interest rate swaps	822,585	(98,593)	587,995	75,287
Net (gains) losses on disposal of investments	7,943	(4,693)	(58,246)	(90,296)
Net (gains) losses on trading assets	(108,175)	(4,676)	12,961	188,041
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	24,501	37,944	40,466	56,652
Impairment of goodwill	-	-	22,966	-
GAAP net (income) loss attributable to noncontrolling interest	197	-	436	-
Other non-recurring expense (1)	-	23,783	-	23,783
Plus:
TBA dollar roll income (loss) (2)	98,041	-	253,617	-
Core earnings	$217,601	$308,621	$882,738	$848,793
Premium amortization adjustment cost (benefit)	$83,136	$25,992	$91,437	$(6,157)
Normalized core earnings	$300,737	$334,613	$974,175	$842,636

GAAP net income (loss) per average basic common share	$(0.68)	$0.36	$(0.27)	$(0.25)
Core earnings per average basic common share	$0.21	$0.31	$0.87	$0.84
Normalized core earnings per average basic common share	$0.30	$0.33	$0.97	$0.83

(1)
Represents a one-time payment made by FIDAC to Chimera Investment Corp. (Chimera) to resolve issues raised in derivative demand letters sent to Chimera’s board of directors. This amount is a component of Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).

(2)	This amount is included as a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Normalized Interest Income, Economic Interest Expense, Economic Net Interest Income and Normalized Economic Net Interest Income

We believe the economic value of our investment strategy is depicted by the economic and normalized net interest income we earn. We calculate normalized interest income by determining our GAAP interest income and adjusting it by the PAA. We calculate economic net interest income by determining our GAAP net interest income and reducing it by realized losses on interest rate swaps used to hedge cost of funds, which represents interest expense on interest rate swaps.  We calculate normalized economic net interest income by adjusting economic net interest income by the PAA. Our economic interest expense, which is composed of interest expense on our Interest Bearing Liabilities plus interest expense on interest rate swaps used to hedge cost of funds, reflects total contractual interest payments.

The following tables provide GAAP measures of interest income, interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Normalized Interest Income

	Total Interest Income	PAA Cost (Benefit)	Normalized Interest Income
For the Quarter Ended:	(dollars in thousands)
September 30, 2015	$450,792	$83,136	$533,928
September 30, 2014	$644,640	$25,992	$670,632

For the Nine Months Ended:
September 30, 2015	$1,594,310	$91,437	$1,685,747
September 30, 2014	$1,984,503	$(6,157)	$1,978,346

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Economic Interest Expense and Economic Net Interest Income

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income
For the Quarter Ended:	(dollars in thousands)			(dollars in thousands)
September 30, 2015	$110,297	$137,744	$248,041	$340,495	$137,744	$202,751
September 30, 2014	$127,069	$169,083	$296,152	$517,571	$169,083	$348,488

For the Nine Months Ended:
September 30, 2015	$352,789	$435,756	$788,545	$1,241,521	$435,756	$805,765
September 30, 2014	$378,147	$650,452	$1,028,599	$1,606,356	$650,452	$955,904

(1) A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest Income and Average Yield on Interest Earning Assets

Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of or for the periods presented.

                                            Experienced         Long-term
Quarter Ended                        CPR                CPR(2)
September 30, 2015                12%                    9.2%
September 30, 2014                  9%                    6.9%

                                            Experienced         Long-term
Nine Months Ended             CPR(1)                 CPR(2)
September 30, 2015                  11%                   9.2%
September 30, 2014                    7%                   6.9%

(1)  For the quarter and nine months ended September 30, 2015 and 2014, respectively.
(2)  As of September 30, 2015 and 2014, respectively.

Our interest income for the quarters ended September 30, 2015 and 2014 was $450.8 million and $644.6 million, respectively. We had average Interest Earning Assets of $74.7 billion and $86.3 billion, and the average yield on Interest Earning Assets was 2.41% and 2.99% for the quarters ended September 30, 2015 and 2014, respectively.  The decline in interest income of $193.8 million for the quarter ended September 30, 2015 compared to the same period in 2014 was primarily due to an $11.6 billion decrease in average Interest Earning Assets and 58 basis point decrease in the average yield on Interest Earning Assets.

Our interest income for the nine months ended September 30, 2015 and 2014 was $1.6 billion and $2.0 billion, respectively. We had average Interest Earning Assets of $78.6 billion and $84.6 billion, and the average yield on Interest Earning Assets was 2.70% and 3.13% for the nine months ended September 30, 2015 and 2014, respectively. The decline in interest income of $390.2 million for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to a $5.9 billion decrease in average Interest Earning Assets and a 43 basis point decrease in the average yield on Interest Earning Assets.

Economic Interest Expense and the Average Cost of Interest Bearing Liabilities

Typically, our largest expense is the cost of Interest Bearing Liabilities and interest expense on interest rate swaps, which is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss). The table below shows our average Interest Bearing Liabilities and average cost of Interest Bearing Liabilities as compared to average one-month and average nine-month LIBOR for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarter Ended:	(dollars in thousands)
September 30, 2015	$59,984,298	$59,376,121	$248,041	1.65%	0.20%	0.51%	(0.31%)	1.45%	1.14%
September 30, 2014	$72,425,009	$70,721,822	$296,152	1.64%	0.15%	0.33%	(0.18%)	1.49%	1.31%

For the Nine Months Ended:
September 30, 2015	$64,542,221	$59,376,121	$788,545	1.63%	0.18%	0.44%	(0.26%)	1.45%	1.19%
September 30, 2014	$70,232,954	$70,721,822	$1,028,599	1.95%	0.15%	0.33%	(0.18%)	1.80%	1.62%

(1) Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense for the quarter and nine months ended September 30, 2015 decreased by $48.1 million and $240.1 million compared to the same periods in 2014, respectively, primarily due to lower interest expense on interest rate swaps and lower average Interest Bearing Liabilities.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio, and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage.

As of September 30, 2015 and December 31, 2014, 95% and 98%, respectively, of our debt represents repurchase agreements and other secured financing arrangements collateralized by a pledge of our Investment Securities and commercial real estate debt investments. All of our Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of September 30, 2015, the term to maturity of our repurchase agreements ranged from one day to four years. At September 30, 2015 and December 31, 2014, the weighted average cost of funds for all our borrowings was 1.67% and 1.65%, respectively, including the effect of the interest rate swaps used to hedge cost of funds and securitized debt of consolidated VIEs, and the weighted average days to maturity was 252 days and 142 days, respectively.

Normalized Economic Net Interest Income

The table below shows our average Interest Earning Assets, normalized interest income, normalized average yield on Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, normalized economic net interest income, normalized net interest spread and normalized net interest margin for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Normalized Economic Net Interest Income

	Average Interest Earning Assets(1)	Normalized Interest Income(2)	Normalized Average Yield on Interest Earning Assets(2)	Average Interest Bearing Liabilities	Economic Interest Expense(3)	Average Cost of Interest Bearing Liabilities	Normalized Economic Net Interest Income(2)	Normalized Net Interest Spread(2)	Normalized Net Interest Margin (4)
For the Quarter Ended:	(dollars in thousands)
September 30, 2015	$74,690,348	$533,928	2.86%	$59,984,298	$248,041	1.65%	$285,887	1.21%	1.62%
September 30, 2014	$86,329,789	$670,632	3.11%	$72,425,009	$296,152	1.64%	$374,480	1.47%	1.74%

For the Nine Months Ended:
September 30, 2015	$78,644,710	$1,685,747	2.86%	$64,542,221	$788,545	1.63%	$897,202	1.23%	1.17%
September 30, 2014	$84,589,294	$1,978,346	3.12%	$70,232,954	$1,028,599	1.95%	$949,747	1.64%	1.50%

(1)	Does not reflect unrealized gains/(losses).
(2)	Excludes the effect of the PAA due to changes in long-term CPR estimates.
(3)	Economic interest expense and economic net interest income is net of interest expense on interest rate swaps used to hedge cost of funds.
(4)
Represents the sum of annualized normalized economic net interest come, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on financial instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the quarters and nine months ended September 30, 2015 and 2014 were as follows:

	For the Quarter Ended,		For the Nine Months Ended,
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(984,889)	$(70,490)	$(1,279,465)	$(1,505,072)
Net gains (losses) on disposal of investments	(7,943)	4,693	58,246	90,296
Net gains (losses) on trading assets	108,175	4,676	(12,961)	(188,041)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	(24,501)	(37,944)	(40,466)	(56,652)
Impairment of goodwill	-	-	(22,966)	-

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

Net losses on interest rate swaps increased by $914.4 million for the quarter ended September 30, 2015 compared to the same period in 2014, primarily due to the unfavorable change in unrealized gains (losses) on interest rate swaps reflecting lower forward interest rates for the quarter ended September 30, 2015 compared to rising forward interest rates during the same period in 2014. Net losses on interest rate swaps decreased by $225.6 million for the nine months ended September 30, 2015 compared to the same period in 2014, due to lower realized losses on termination of interest rate swaps, as fewer swaps positions were terminated compared to the same period in 2014, and lower realized losses on interest rate swaps reflecting lower swap positions and lower net rates compared to the same period in 2014, partially offset by higher unrealized losses on interest rate swaps, reflecting unfavorable marks on interest rate swaps due to falling forward interest rates.

For the quarter ended September 30, 2015, we disposed of Investment Securities with a carrying value of $3.7 billion for an aggregate net gain of $4.5 million and recognized a loss of $12.5 million from the sale of investment in an affiliate. For the same period in 2014, we disposed of Investment Securities with a carrying value of $4.2 billion for an aggregate net gain of $4.7 million. For the nine months ended September 30, 2015, we disposed of Investment Securities with a carrying value of $21.1 billion for an aggregate net gain of $70.8 million and recognized a loss of $12.5 million from the sale of investment in an affiliate. For the same period in 2014, we disposed of Investment Securities with a carrying value of $15.2 billion for an aggregate net gain of $91.3 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net gains on trading assets increased $103.5 million for the quarter ended September 30, 2015 compared to the same period in 2014, primarily attributable to higher gains on TBA derivatives, partially offset by losses on futures contracts during the quarter ended September 30, 2015 and net losses on trading assets decreased $175.1 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily attributable to higher losses on futures contracts, partially offset by gains on TBA derivatives during the quarter and nine months ended September 30, 2015.

Net unrealized losses on financial instruments measured at fair value through earnings decreased $13.4 million and $16.2 million for the quarter and nine months ended September 30, 2015 compared to the same periods in 2014, primarily attributable to lower losses on interest-only mortgage-backed securities reflecting lower forward interest rates.

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

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarter Ended:	(dollars in thousands)
September 30, 2015	$49,457	0.26%	1.59%
September 30, 2014	$51,317	0.24%	1.55%

For the Nine Months Ended:
September 30, 2015	$152,404	0.26%	1.58%
September 30, 2014	$150,884	0.24%	1.56%

G&A expenses decreased $1.9 million to $49.5 million for the quarter ended September 30, 2015 compared to the same period in 2014, primarily attributable to lower compensation and management fee reflecting lower adjusted stockholders’ equity.

G&A expenses was $152.4 million for the nine months ended September 30, 2015, an increase of $1.5 million compared to the same period in 2014. The change was attributable to higher other general and administrative expenses, primarily professional fees, partially offset by a lower compensation and management fee reflecting lower adjusted stockholders’ equity.

Unrealized Gains and Losses

With our available-for-sale accounting treatment on our Agency mortgage-backed securities, which represent the largest portion of assets on our balance sheet, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under Accumulated Other Comprehensive Income (Loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Unrealized Gains and Losses

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Unrealized gain	$757,903	$950,072
Unrealized loss	(495,048)	(745,189)
Net unrealized gain (loss)	$262,855	$204,883

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

The fair value of these securities being below amortized cost for the quarter ended September 30, 2015 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government agency.

Net Income (Loss) and Return on Average Equity

We recorded net income (loss) of ($627.5) million, which includes a ($0.2) million net income (loss) attributable to a noncontrolling interest, and $354.9 million for the quarters ended September 30, 2015 and 2014, respectively. Our return (loss) on average equity was (20.18)% and 10.69% for the quarters ended September 30, 2015 and 2014, respectively.

We recorded net income (loss) of ($203.9) million, which includes a ($0.4) million net income (loss) attributable to a noncontrolling interest, and ($184.0) million for the nine months ended September 30, 2015 and 2014, respectively. Our return (loss) on average equity was (2.12)% and (1.90)% for the nine months ended September 30, 2015 and 2014, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/ Average Equity(2)	Other Income (Loss)/ Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarter Ended:
September 30, 2015	6.52%	(24.81%)	(0.31%)	(1.59%)	0.01%	(20.18%)
September 30, 2014	10.50%	2.11%	(0.30%)	(1.55%)	(0.07%)	10.69%

For the Nine Months Ended:
September 30, 2015	8.37%	(8.96%)	(0.03%)	(1.58%)	0.08%	(2.12%)
September 30, 2014	9.89%	(10.43%)	0.26%	(1.56%)	(0.06%)	(1.90%)

(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2)	Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $75.3 billion and $88.4 billion as of September 30, 2015 and December 31, 2014, respectively. The change was primarily due to a $15.8 billion decrease in Agency mortgage-backed securities as we repositioned our Agency portfolio into TBA derivative contracts with a notional value of $14.1 billion at September 30, 2015.  This decrease was partially offset by a $3.2 billion increase in commercial real estate investments including $2.5 billion in assets held in consolidated VIEs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Investment Securities

Substantially all of our Agency mortgage-backed securities at September 30, 2015 and December 31, 2014 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At  September 30, 2015 and December 31, 2014 we had on our Consolidated Statements of Financial Condition a total of $38.8 million and $19.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Investment
Securities acquired at a price below principal value) and a total of $4.9 billion and $5.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Investment Securities acquired at a price above principal value).

We received mortgage principal repayments of $2.5 billion and $2.4 billion for the quarter ended September 30, 2015 and 2014, respectively. The weighted average experienced prepayment speed for the quarters ended September 30, 2015 and 2014 was 12% and 9%, respectively.  Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Investment Securities: (1)
Principal Amount	$61,993,882	$77,391,804
Net Premium	3,270,267	4,118,679
Amortized Cost	65,264,149	81,510,483
Amortized Cost/Principal Amount	105.28%	105.32%
Carrying Value	65,525,641	81,711,172
Carrying Value / Principal Amount	105.70%	105.58%
Weighted Average Coupon Rate	3.67%	3.69%
Weighted Average Yield	2.79%	2.81%

Adjustable-Rate Investment Securities:(1)
Principal Amount	$3,750,041	$3,870,609
Weighted Average Coupon Rate	2.97%	2.82%
Weighted Average Yield	2.64%	2.73%
Weighted Average Term to Next Adjustment	48 Months	35 Months
Weighted Average Lifetime Cap(2)	8.81%	7.95%
Principal Amount at Period End as % of Total Investment Securities	6.05%	5.00%

Fixed-Rate Investment Securities: (1)
Principal Amount	$58,243,841	$73,521,195
Weighted Average Coupon Rate	3.71%	3.73%
Weighted Average Yield	2.80%	2.82%
Principal Amount at Period End as % of Total Investment Securities	93.95%	95.00%

Interest-Only Investment Securities:
Notional Amount	$9,663,415	$8,008,538
Net Premium	1,557,524	1,230,471
Amortized Cost	1,557,524	1,230,471
Amortized Cost/Notional Amount	16.12%	15.36%
Carrying Value	1,514,878	1,222,434
Carrying Value/Notional Amount	15.68%	15.26%
Weighted Average Coupon Rate	4.06%	4.00%
Weighted Average Yield	8.15%	7.29%

(1) Excludes interest-only mortgage-backed securities.
(2) Excludes CRTs which do not have a lifetime cap.

Investment Securities by Index
September 30, 2015

	One-Month Libor	Six-Month Libor	Twelve Month Libor	12-Month Moving Average	11th District Cost of Funds	1-Year Treasury Index	Other Indices(1)
Weighted average term to next adjustment	2 mo.	3 mo.	65 mo.	1 mo.	1 mo.	10 mo.	29 mo.
Weighted average annual period cap	0.17%	1.75%	2.15%	-	-	2.00%	-
Weighted average lifetime cap	8.26%	11.47%	8.99%	9.14%	10.63%	10.69%	4.76%
Investment principal value as percentage of Investment Securities	0.68%	0.20%	4.27%	0.14%	0.20%	0.11%	0.45%

(1) Combination of indices that account for less than 0.05% of total or adjust over time, without a reset index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Investment Securities by Index
December 31, 2014

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

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, interest expense on repurchase agreements, securitized debt of consolidated VIEs, mortgages payable, participation sold and non-cancelable office leases as of September 30, 2015.
The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. As of September 30, 2015, the interest rate swaps had a net negative fair value of $2.1 billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$48,641,500	$7,707,864	$100,000	$-	$56,449,364
Interest expense on repurchase agreements(1)	231,445	80,571	1,493	-	313,509
Other secured financing	269,970	-	90,000	-	359,970
Interest expense on other secured financing(1)	525	431	305	-	1,261
Securitized debt of consolidated VIE (principal)	176,331	-	-	2,362,230	2,538,561
Mortgages payable (principal)	397	18,445	23,375	124,400	166,617
Participation sold (principal)	306	12,908	-	-	13,214
Long-term operating lease obligations	3,294	7,129	7,129	19,618	37,170
Total	$49,323,768	$7,827,348	$222,302	$2,506,248	$59,879,666

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2015.

We had no material unfunded loan commitments issued as of September 30, 2015.

In the coming periods, we expect to continue to finance our Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use Federal Home Loan Bank of Des Moines (FHLB Des Moines) advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2015, we received $7.8 billion from principal repayments and $22.1 billion in cash from disposal of Investment Securities, respectively. During the nine months ended September 30, 2014, we received $15.5 billion from principal repayments and $15.5 billion in cash from disposal of Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose or variable interest entities, which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The Company has limited future funding commitments related to certain of its unconsolidated joint ventures.  In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures.  The Company believes that the likelihood of making any payments under these guarantees is remote, and has not accrued a related liability as of September 30, 2015.

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

In the event we fall short of our internal limits, we will take appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,478	9,476
Additional paid-in capital	14,789,320	14,786,509
Accumulated other comprehensive income (loss)	262,855	204,883
Accumulated deficit	(3,695,884)	(2,585,436)
Total stockholders’ equity	$12,278,828	$13,328,491

Common and Preferred Stock

The following table provides a summary of option and direct purchase activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Nine Months Ended:	(dollars in thousands)
September 30, 2015	-	$-	168,000	$1,722
September 30, 2014	-	$-	159,000	$1,783

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2015 or 2014.

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

The following table provides a summary of dividend distribution activity for the periods presented:

	For the Nine Months Ended:
	September 30, 2015	September 30, 2014
	(dollars in thousands, except per share data)
Dividends declared to common stockholders	$852,989	$852,786
Dividends declared per common share	$0.90	$0.90
Dividends paid to common stockholders after period end	$284,348	$284,278
Dividends paid per common share after period end	$0.30	$0.30
Date of dividends paid to common stockholders after period end	October 30, 2015	October 31, 2014
Dividends declared to Series A Preferred stockholders	$10,944	$10,944
Dividends declared per Series A Preferred share	$1.477	$1.477
Dividends declared to Series C Preferred stockholders	$17,157	$17,157
Dividends declared per Series C Preferred share	$1.430	$1.430
Dividends declared to Series D Preferred stockholders	$25,875	$25,875
Dividends declared per Series D Preferred share	$1.406	$1.406

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

Our debt-to-equity ratio at September 30, 2015 and December 31, 2014 was 4.8:1 and 5.4:1, respectively.  Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of Investment Securities divided by total equity, at September 30,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

2015 and December 31, 2014 was 5.8:1 and 5.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 13.7% and 15.1% at September 30, 2015 and December 31, 2014, respectively.

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

The risk appetite statement includes the following key parameters to guide our risk management activities:

Portfolio composition
We will maintain a high quality asset portfolio with (1) at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better) and (2) an aggregate weighted average equivalency rating of single “A” or better.

Economic Leverage	We will operate at a recourse debt-to-equity ratio no greater than 12:1.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Funding

Our primary financing sources are repurchase agreements and various forms of equity.  We maintain excess liquidity through high quality assets which serve as our capital buffer.

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

At September 30, 2015, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $62.9 billion. The weighted average haircut was approximately 5% on

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the quarter ended September 30, 2015 compared to the quarter ended December 31, 2014, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended  September 30, 2015.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
September 30, 2015	$57,102,712	$56,449,364	$931,522	$-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375
December 31, 2013	67,509,177	61,781,001	345,470	100,000
September 30, 2013	76,265,080	69,211,309	217,693	31,074

At September 30, 2015, the repurchase agreements outstanding had weighted average remaining maturities of 147 days and the following remaining maturities and weighted average rates:

	September 30, 2015
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$8,050,000	0.57%	14.3%
2 to 29 days	11,830,862	0.45%	21.0%
30 to 59 days	4,846,173	0.52%	8.6%
60 to 89 days	8,840,129	0.57%	15.7%
90 to 119 days	3,957,380	0.52%	7.0%
Over 120 days(1)	18,924,820	1.29%	33.4%
Total	$56,449,364	0.78%	100.0%

(1) Approximately 14% of the total repurchase agreements had a remaining maturity over 1 year.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of September 30, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Encumbered and Unencumbered Assets

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,098,919	$138,504	$2,237,423
Investments, at carrying value:(1)
Loans held for sale	-	476,552	476,552
Agency mortgage-backed securities	59,721,331	5,464,765	65,186,096
Agency debentures	97,463	315,652	413,115
Credit risk transfer securities	101,908	219,820	321,728
Non-Agency mortgage-backed securities	332,034	153,208	485,242
Commerical real estate debt investments	2,881,321	338	2,881,659
Commercial real estate debt and preferred equity, held for investment	534,521	782,074	1,316,595
Corporate debt	-	424,974	424,974
Total financial assets	$65,767,497	$7,975,887	$73,743,384

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  The following table presents our liquid assets as a percentage of total assets as of September 30, 2015.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$2,237,423
Investment Securities(2)	66,406,181
Commercial real estate debt investments	315,750
Total liquid assets	$68,959,354

Percentage of liquid assets to total assets	91.53%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $62.7 billion of assets that have been pledged as collateral against existing liabilities as of September 30, 2015. Please refer to the Encumbered and Unencumbered Assets table for related information.

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

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics.  We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets that exhibit prepayment characteristics.  Cash and cash equivalents are included in the ‘within 3 months’ maturity bucket, as they are typically held for a short period of time.

With respect to each maturity bucket, our maturity gap is considered negative when the amount of maturing liabilities exceeds the amount of maturing assets. A negative gap increases our liquidity risk as we must enter into future liabilities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely.	Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if an institution were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table below could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$2,237,423	$-	$-	$-	$2,237,423
Agency mortgage-backed securities (principal)	5,526	18,732	1,112,812	59,596,505	60,733,575
Agency debentures (principal)	-	-	110,000	308,803	418,803
Credit risk transfer securities (principal)	-	-	5,000	336,819	341,819
Non-Agency mortgage-backed securities (principal)	-	61,376	131,504	306,805	499,685
Senior securitized commercial mortgages loans of a consolidated VIE (principal)	-	-	-	2,574,227	2,574,227
Corporate debt (principal)	-	8,141	7,500	413,399	429,040
Commercial real estate debt and preferred equity (principal)	127,973	328,853	695,264	168,890	1,320,980
Loans held for sale (principal)	-	-	480,000	-	480,000
Total financial assets	$2,370,922	$417,102	$2,542,080	$63,705,448	$69,035,552

Financial Liabilities:
Repurchase agreements	$33,567,164	$15,074,336	$7,707,864	$100,000	$56,449,364
Other secured financing	229,000	40,970	-	90,000	359,970
Securitized debt of consolidated VIE (principal)	-	112,866	63,465	2,362,230	2,538,561
Participation sold (principal)	50	256	12,908	-	13,214
Total financial liabilities	$33,796,214	$15,228,428	$7,784,237	$2,552,230	$59,361,109

Maturity gap	$(31,425,292)	$(14,811,326)	$(5,242,157)	$61,153,218	$9,674,443
Cumulative maturity gap	$(31,425,292)	$(46,236,618)	$(51,478,775)	$9,674,443
Interest rate sensitivity gap	$(9,925,422)	$(5,317,120)	$(2,899,561)	$27,816,546	$9,674,443
Cumulative rate sensitivity gap	$(9,925,422)	$(15,242,542)	$(18,142,103)	$9,674,443
Cumulative rate sensitivity gap as a % of total rate sensitive assets	(14.38%)	(22.08%)	(26.28%)	14.01%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Stress Testing

We utilize liquidity stress testing to ensure we have sufficient liquidity under a variety of scenarios and stresses. These stress tests assist with the management of our pool of liquid assets and influence our current and future funding plans. Our stress tests are modeled over both short term and longer time horizons. The stresses applied include market-wide and firm-specific stresses.

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2015 and various estimates regarding prepayments and all activities are made at each level of rate shock. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(18.5%)	0.1%	0.5%
-50 Basis Points	(6.7%)	0.3%	1.5%
-25 Basis Points	(0.5%)	0.2%	1.3%
Base Interest Rate	-	-	-
+25 Basis Points	7.6%	(0.4%)	(2.1%)
+50 Basis Points	10.3%	(0.9%)	(5.0%)
+75 Basis Points	11.9%	(1.5%)	(8.7%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.5%	8.5%
-15 Basis Points	0.9%	5.1%
-5 Basis Points	0.3%	1.7%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.6%)
+15 Basis Points	(0.9%)	(4.9%)
+25 Basis Points	(1.4%)	(8.2%)

(1)	Scenarios include Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
(2)	Scenarios include Investment Securities and derivative instruments.
(3)	NAV represents book value of equity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Credit and Counterparty Risk Management

Key risk parameters have been established to specify Annaly’s credit risk appetite. We will maintain a high quality asset portfolio with at least 75% of the portfolio to be high quality mortgage-backed securities and short term investments (equivalency rating of AA+ or better), and an aggregate weighted average equivalency rating of single “A” or better.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. We are exposed to credit risk on commercial real estate investments and corporate debt. We generally face more credit risk on investments where we hold subordinated debt. We are exposed to risk of loss if an issuer, borrower or counterparty fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure and non-Agency asset types, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of counterparties, borrowers and issuers. We only originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment and determine the appropriate allocation of capital to apply to each investment under our capital policy. Our management will monitor the overall portfolio risk and determine estimates of provision for loss. Our portfolio composition as of September 30, 2015 and December 31, 2014 was as follows:

Asset Portfolio (using balance sheet values)
Category	September 30, 2015	December 31, 2014
Agency mortgage-backed securities(1)	90.8%	96.2%
Agency debentures	0.6%	1.6%
Credit risk transfer securities	0.5%	0.0%
Non-Agency securities mortgage-backed securities	0.7%	0.0%
Commercial real estate(2)(3)	6.8%	2.0%
Corporate debt, held for investment	0.6%	0.2%

(1) Including TBAs held for delivery.
(2) Net of unamortized origination fees.
(3) Including loans held for sale.

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

The following table summarizes our exposure to counterparties by geography as of September 30, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	17	$42,626,760	$(1,613,998)	$2,993,423
Europe	10	10,268,997	(507,057)	697,606
Asia (non-Japan)	1	355,769	-	23,260
Japan	4	3,197,838	-	176,451
Total	32	$56,449,364	$(2,121,055)	$3,890,740

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management.  Other tools include training on topics such as cyber security awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which includes the use of key risk indicators.  Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, an independent operational risk working group, testing by our internal audit staff, and our overall governance framework.

Compliance, Regulatory and Legal Risk Management

Our business is organized as a REIT, and we plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances.  Accordingly, we closely monitor our REIT status within our risk management program.  The financial services industry is highly regulated and continues to receive increasing attention from regulators, which may impact both our company as well as our business strategy. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us.  Our risk management framework is designed to identify, monitor and manage these risks under the oversight of the Enterprise Risk Committee.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we plan to continue to meet the requirements for this exemption from registration.  The determination that we qualify for this exemption from registration depends on various factual matters and circumstances.  Accordingly, in conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program.  The monitoring of this risk is also under the oversight of the Enterprise Risk Committee.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

the Internal Revenue Service.  While we disagree that the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

Critical Accounting Policies and Estimates

Our critical accounting policies that require us to make significant judgments or estimates are described below.  For more information on these critical accounting policies and other significant accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Valuation of Financial Instruments

Investment Securities

There is an active market for our Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities.  Since we primarily invest in securities that can be measured from actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities.  All internal market values are compared to external pricing sources and/or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

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
Item 2. Management’s Discussion and Analysis

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

Agency Debentures
Debt issued by a federal agency or a government-sponsored enterprise (GSE) for financing purposes. These types of debentures are not backed by collateral, but by the integrity and credit-worthiness of the issuer.  Agency debentures issued by a GSE are backed only by that GSE's ability to pay.  The callable feature allows the Agency to repay the bond prior to maturity.

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

C
Capital Buffer
Includes unencumbered financial assets which can be either sold or utilized as collateral to meet liquidity needs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Convertible Securities
Securities which may be converted into shares of another security under stated terms, often into the issuing company’s common stock.

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

Credit Risk Transfer (CRT) Securities
Credit Risk Transfer securities, which are risk sharing transactions issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.

Current Face
The current remaining monthly principal on a mortgage security. Current face is computed by multiplying the original face value of the security by the current principal balance factor.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

D
Dealer
Person or organization that underwrites, trades and sells securities, e.g., a principal market-maker in securities.

Default Risk
Possibility that a bond issuer will fail to pay principal or interest when due.

Derivative
A financial product that derives its value from the price, price fluctuations and price expectations of an underlying instrument, index or reference pool (e.g. futures contracts, options, interest rate swaps, interest rate swaptions and certain to-be-announced securities).

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

Economic Leverage Ratio
Calculated as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases divided by total equity.

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

Investment Securities
Refers to Agency mortgage-backed securities, Agency debentures and CRT securities and non-Agency mortgage-backed securities.

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

Long-Term CPR
The Company’s projected prepayment speeds related to certain Agency mortgaged-backed securities using a third-party supplied model. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts.  Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.

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

Normalized
A measure that excludes the impact of the premium amortization adjustment.

Normalized Core Earnings
Non-GAAP financial measure that is composed of core earnings excluding the impact of the premium amortization adjustment.

Normalized Economic Net Interest Income
Non-GAAP financial measure that is composed of GAAP net interest income adjusted for realized gains or losses on interest rate swaps used to hedge cost of funds and excluding the impact of the premium amortization adjustment.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Normalized Interest Income
Non-GAAP financial measure that is composed of GAAP interest income excluding the impact of the premium amortization adjustment.

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

Premium Amortization Adjustment (PAA)
The component of premium amortization representing the change in estimated long-term CPR.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower's obligation to repay non-recourse debt is limited to the value of the pledged collateral.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Residual
In a CMO, the residual is the tranche that collects any cash flow from the collateral that remains after obligations to the other tranches have been met.

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

T
Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, Agency debentures, CRT securities, non-Agency mortgage-backed securities commercial real estate investments, and corporate debt.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

ITEM 4.         CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, (1) were effective in ensuring that information regarding the Company and its subsidiaries is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in providing reasonable assurance that information the Company must disclose in its periodic reports under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2015 we announced that our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. There were no purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act), of our common stock during the quarter ended September 30, 2015. At September 30, 2015, the maximum dollar value of shares that may yet be purchased under this plan was $1.0 billion.

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

3.6
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-A filed April 1, 2004).

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
31.1
Certification of Kevin G. Keyes, Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Glenn A. Votek, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Kevin G. Keyes, Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Glenn A. Votek, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

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

*  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2015 (Unaudited) and December 31, 2014 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2014); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2015 and 2014; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 5, 2015	By: /s/ Kevin G. Keyes
Kevin G. Keyes
(Chief Executive Officer, and
authorized officer of the registrant)

Dated: November 5, 2015	By: /s/ Glenn A. Votek
Glenn A. Votek
(Chief Financial Officer and
principal financial officer of the registrant)