Form 10-K
period 2015-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2016-02-26
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS	10036
NEW YORK, NEW YORK	(Zip Code)
(Address of principal executive offices)

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☑    No  ☐ 

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐ No  ☑

At June 30, 2015, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $8.7 billion, based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange.

The number of shares of the Registrant’s Common Stock outstanding on February 19, 2016 was 924,829,841.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

i

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

PART I

ITEM 1.    BUSINESS

“Annaly,” “we,” “us,” or “our” refers to Annaly Capital Management, Inc. and our wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Refer to the section titled “Glossary of Terms” located at the end of Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for definitions of certain of the commonly used terms in this annual report on Form 10-K.
The following description of our business should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, and the information set forth under the heading “Special Note Regarding Forward-Looking Statements” in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Business Overview

We are a leading mortgage real estate investment trust (or REIT) that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the ticker symbol “NLY”. Since our founding in 1997, we have strived to generate net income for distribution to our stockholders and preserve capital through the prudent selection and management of our investments. We own a portfolio of real estate related investments. We use our capital coupled with borrowed funds to invest in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings.

Our business operations are primarily comprised of the following:

Business Operations	Year Formed	Description
Annaly, the parent company	1997
Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.  Its portfolio also includes residential credit investments such as credit risk transfer securities and non-Agency mortgage-backed securities.

Annaly Commercial Real Estate Group, Inc. (or ACREG)	2009
Wholly-owned subsidiary that specializes in originating or acquiring, financing and managing commercial loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.

Annaly Middle Market Lending LLC (or MML)	2010	Wholly-owned subsidiary that engages in corporate middle market lending transactions.
RCap Securities, Inc. (or RCap)	2008	Wholly-owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (or FINRA)

We have made significant investments in our business as part of the diversification of our investment strategy. Our operating platform has expanded in support of our diversification strategy, and has included investments in systems, infrastructure and personnel. Our operating platform now supports our investments in Agency and residential credit assets, commercial real estate and corporate loans. The diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential resulting opportunities.

We believe that our business objectives are supported by our size and conservative financial posture relative to the industry, the extensive experience of our Manager’s employees, the diversity of our investment strategy, a comprehensive risk management approach, the availability and diversification of financing sources, our corporate structure and our operational efficiencies.
Investment Strategy and Capital Allocation Policy

Our principal business objectives are to generate net income for distribution to our stockholders from our investments and capital preservation.

We seek to achieve attractive risk-adjusted returns and preservation of capital over the long term through investment in a diversified portfolio of target assets. As part of our diversification strategy, in February 2016, our board of directors (or Board) made changes to the capital allocation policy. The updated policy allows us greater flexibility to generate attractive returns for our stockholders. Under our capital allocation policy, subject to oversight by our Board, we may allocate our investments within our target asset classes as we determine is appropriate from time to time. The following target assets have been approved for investment under our capital allocation policy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Residential	Commercial
➢ Agency mortgage-backed securities	➢ Commercial real estate, including:
➢ To-be-announced forward contracts (or TBAs)	Commercial mortgage loans
➢ Agency debentures	Commercial mortgage-backed securities
➢ Residential credit investments, including:	Preferred equity
Residential mortgage loans	Other real estate-related debt investments
Residential mortgage-backed securities	Real property
Agency credit risk sharing transactions	➢ Corporate debt including loans and securities of
middle market companies

Our Board may adopt changes to our capital allocation policy and targeted assets as it deems appropriate at its discretion.

The nature of our assets and our operations are intended to meet our REIT qualification requirements and our exemption from registration as an investment company under the Investment Company Act.
Our Portfolio and Capital Allocation Our portfolio composition and capital allocation as of December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
Category	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Agency mortgage-backed securities and debentures	90.5%	77%	97.8%	89%
Residential credit investments	1.8%	5%	-	-
Commercial
Commercial real estate	7.0%	14%	2.0%	10%
Corporate debt	0.7%	4%	0.2%	1%

(1)	Capital allocation represents the percentage of stockholders’ equity invested in each category.

Risk Appetite Statement

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

Our risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We will operate at an economic leverage ratio no greater than 10:1.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest rate risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Our Board has reviewed and approved the investment and operating policies and strategies established by our Manager and set forth in this Form 10-K. Our Board has the power to modify or waive these policies and strategies without the consent of the stockholders to the extent that our Board determines that the modification or waiver is in the best interests of our stockholders. Among other factors, developments in the market which affect our policies and strategies or which change our assessment of the market may cause our Board to revise our policies and strategies.

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

    ●    The impact of the asset to our REIT compliance and our exemption from registration under the Investment Company Act; and

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
Residential
Agency mortgage-backed securities
Our primary investments consist of Agency pass-through certificates, collateralized mortgage obligations (or CMOs) issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae, and other securities such as interest-only securities and inverse floaters. These securities are backed by single-family or multi-family residences with loan maturities typically ranging from 15 to 40 years and may have fixed or floating coupons.

TBAs
We purchase and sell TBAs which are forward contracts for Agency mortgage-backed securities. TBA contracts specify a few basic characteristics of the Agency mortgage-backed securities, such as the coupon rate, the issuer, term, and the approximate face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

Agency debentures	We invest in debt issued by Freddie Mac, Fannie Mae or the Federal Home Loan Banks. These debentures are not backed by collateral, but by the creditworthiness of the issuer.
Residential credit investments
We invest in residential credit investments including: investments in single-family and multi-family privately-issued certificates that are not issued by one of the Agencies, securities backed by a pool of non-performing or re-performing loans, Agency risk sharing transactions issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants. We may invest in individual residential loans and pools of loans.

Commercial
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

Corporate debt	Through our subsidiary MML, we invest a small percentage of our assets directly in the ownership of corporate loans and debt securities for middle market companies.

We believe that future interest rates and mortgage prepayment rates are very difficult to predict.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Therefore, we seek to acquire assets which we believe will provide attractive returns over a broad range of interest rate and prepayment scenarios.

Capital Structure and Financing

Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding.  Debt funding may include the use of repurchase agreements, Federal Home Loan Bank (or FHLB) advances, loans, securitizations, participation sold, lines of credit, asset backed commercial paper conduits, corporate bond issuance, mortgages payable or other liabilities.  Equity capital primarily consists of common and preferred stock.

We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements.  We also finance certain commercial real estate investments with repurchase agreements. We enter into repurchase agreements with national broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. At December 31, 2015, we had $56.2 billion of repurchase agreements outstanding.

Additionally, our wholly owned subsidiary, RCap, provides direct access to bi-lateral and triparty funding as a FINRA member broker-dealer. As an eligible institution, RCap also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (or FICC), with FICC acting as the central counterparty. Since its inception in 2008, RCap has provided us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.

Our borrowings pursuant to repurchase transactions  include repurchase agreements that have maturities that extend beyond three years. To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of December 31, 2015, the weighted average days to maturity was 151 days.

We maintain access to FHLB funding through our captive insurance subsidiary Truman Insurance Company LLC (or Truman). We finance eligible Agency, residential and commercial investments through the FHLB. While a recent Federal Housing Finance Agency (or FHFA) ruling requires captive insurance companies to terminate their FHLB membership, given the length of its membership Truman has been granted a five year sunset provision whereby its membership is scheduled to expire in February 2021. We believe our business objectives align well with the mission of the FHLB System.  While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset periods.

We utilize diverse funding sources to finance our commercial investments. In addition to FHLB funding, we maintain bilateral borrowing facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing.

We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1, which is generally lower than our leverage ratio had been prior to 2007. For purposes of calculating this ratio, our economic debt is equal to our repurchase agreements, other secured financing, convertible senior notes, securitized debt of consolidated VIEs, loan participation sold, mortgages payable and other forms of financing such as TBA dollar roll transactions (excluding liabilities that are non-recourse to us, subject to customary carveouts) as presented on our Consolidated Statements of Financial Condition.

Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level due to asset acquisition or market value fluctuations in assets, we would cease to acquire new assets. Our management would, at that time, present a plan to our Board to return to our target economic leverage ratio.

The following table presents our leverage, economic leverage and capital ratios at December 31, 2015 and 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

                                                                                                                  ________________________________
                                                                                                                     2015                                                  2014
Leverage ratio                                                                                             5.1:1                                                   5.4:1
Economic leverage ratio                                                                            6.0:1                                                   5.4:1
Capital ratio                                                                                               13.3%                                                15.1%

Operating Platform

We maintain a flexible and scalable operating platform to support the management and maintenance of our diverse asset portfolio. We have invested in our infrastructure to enhance resiliency, efficiency and leveragability while also ensuring coverage of our target assets. Our information technology applications span the portfolio life-cycle including pre-trade analysis, trade execution and capture, trade settlement and financing, and financial accounting and reporting.

Technology applications also support our control functions including risk, middle and back-office functions. We have added breadth to our operating platform to accommodate diverse asset classes and drive automation based efficiencies. Our business operations include a centralized collateral management function that permits in-house settlement and self-clearing, thereby creating greater control and management of our collateral. Through technology, we have also incorporated exception based processing, critical data assurance and paperless workflows. Our infrastructure investment has driven operating efficiencies while we have expanded the platform.

Risk Management

Risk is a natural element of the business and related activities that we conduct. Effective risk management is of critical importance to the success of the firm. The objective of our risk management framework is to measure, monitor and manage the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk.  For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Management Agreement

We have entered into a management agreement with the Manager pursuant to which our management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by our Board. The Management Agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was amended on November 5, 2014 (the management agreement, as amended, is referred to as “Management Agreement”).

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

Under the Management Agreement, the Manager, subject to the supervision and direction of our Board, is responsible for (i) the selection, purchase and sale of assets for our investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising our financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to our assets and operations as may be appropriate.  In exchange for the management services, we pay the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage us, and paying all compensation and benefit expenses associated with such personnel.  All compensation and benefit expenses paid by us to individuals employed by our subsidiaries reduces the management fee.  We do not pay the Manager any incentive fees.

The Management Agreement provides that during the term of the Management Agreement and, in the event of termination of this Agreement by the Manager without cause, for a period of one year following such termination, the Manager will not, without our prior written consent, manage any REIT which engages in the management of mortgage-backed securities in any geographical region in which we operate.

The Management Agreement may be amended or modified by agreement between us and the Manager. There is no termination fee for a termination of the Management Agreement by either us or the Manager.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Executive Officers

Our executive officers are provided and compensated by our Manager. The following table sets forth certain information as of February 25, 2016 concerning our executive officers:

Name	A Age	Title
Kevin G. Keyes	48	Chief Executive Officer and President
Wellington J. Denahan	52	Chairman of the Board and Executive Chairman
Glenn A. Votek	57	Chief Financial Officer
R. Nicholas Singh	57	Chief Legal Officer and Secretary

Kevin G. Keyes is Chief Executive Officer and President of Annaly and a member of the Board. Mr. Keyes has served as President of Annaly since October 2012 and as its Chief Executive Officer since September 2015.  Mr. Keyes previously served as Chief Strategy Officer and Head of Capital Markets of Annaly, from September 2010 until October 2012.  Mr. Keyes joined Annaly as a Managing Director in 2009 and was appointed to the Board in November 2012.  Mr. Keyes has over 20 years of Capital Markets and Investment Banking experience.  He joined Annaly in 2009 from Bank of America Merrill Lynch where he served in various senior management and business origination roles since 2005. Prior to that, Mr. Keyes also worked at Credit Suisse First Boston from 1997 until 2005 in various capital markets roles and Morgan Stanley Dean Witter from 1990 until 1997 in various investment banking positions.  Mr. Keyes has a B.A. in Economics and a B.S. in Business Administration (ALPA Program) from the University of Notre Dame.

Wellington J. Denahan is Chairman of the Board and Executive Chairman of Annaly. Ms. Denahan has served as Chairman of the Board since November 2012 and Executive Chairman of Annaly since September 2015. Previously, Ms. Denahan served as Chief Executive Officer of Annaly from November 2012 to September 2015 and as Co-Chief Executive Officer of Annaly from October 2012 to November 2012. Ms. Denahan was elected in December 1996 to serve as Vice Chairman of the Board. Ms. Denahan was Annaly’s Chief Operating Officer from January 2006 to October 2012 and Chief Investment Officer from 2000 to November 2012. She was a co-founder of Annaly. Ms. Denahan has a B.A. in Finance from Florida State University.

Glenn A. Votek has served as Chief Financial Officer of Annaly since August 2013.  Mr. Votek served as Chief Financial Officer of Fixed Income Discount Advisory Company (FIDAC) from August 2013 until October 2015. Mr. Votek joined Annaly in May 2013 from CIT Group where he was an Executive Vice President and Treasurer since 1999 and President of Consumer
Finance since 2012. Prior to that, Mr. Votek worked at AT&T and its finance subsidiary from 1986 until 1999 in various financial management roles. Mr. Votek has a B.S. in Finance and Economics from the University of Arizona/Kean College and a M.B.A. in Finance from Rutgers University.

R. Nicholas Singh is Chief Legal Officer and Secretary of Annaly.  Mr. Singh joined Annaly in February 2005.  Mr. Singh also served as Chief Legal Officer and Secretary of FIDAC from February 2005 until October 2015.  From 2001 until he joined Annaly, he was a partner in the law firm of McKee Nelson LLP.  Mr. Singh has a B.A. from Carleton College, a M.A. from Columbia University and a J.D. from American University.

Employees

Effective July 1, 2013, all of Annaly’s employees were terminated by us and were hired by the Manager. However, a limited number of employees of our subsidiaries remain as employees of our subsidiaries for regulatory or corporate efficiency reasons. As of December 31, 2015, our subsidiaries had eight employees and the Manager had 141 employees.  All compensation expenses we incur in connection with the employees of our subsidiaries reduce the management fee. For information about the management, see the discussion in the “Management Agreement” section.

Regulatory Requirements

We have elected, organized and operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (or the Code).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

If we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries, consist of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).	we will compete with financial institutions, institutional investors, other lenders, government entities and certain other REITs. For a full discussion of the risks associated with competition see the “Risks Related to Our Investing, Portfolio Management and Financing Activities” section in Item 1A. “Risk Factors.”

We regularly monitor our investments and the income from these investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT and our exemption from registration under the Investment Company Act.

Corporate Governance We strive to conduct our business in accordance with the highest ethical standards and in compliance with applicable governmental laws, rules and regulations.
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
● ●
Our Board is composed of a majority of independent directors. Our Audit, Compensation, Nominating/Corporate Governance and Risk Committees are compose exclusively of independent directors.

Our independent directors annually select an independent director to serve as lead independent director.

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Financial institutions have been subject to increasing regulation and supervision in the U.S. In particular, the Dodd-Frank Act, which was enacted in July 2010, significantly altered the financial regulatory regime within which financial institutions operate. The implications of the Dodd-Frank Act for our business depend to a large extent on the rules that have been or will be adopted by the Federal Reserve Board, the FDIC, the Securities and Exchange Commission (or SEC), the Commodity and Futures Trading Commission (or CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementation of the rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.
● ●
We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business. This code is applicable to our directors, officers and employees as well as those of our Manager and subsidiaries.
We have adopted Corporate Governance Guidelines which, in conjunction with the charters of our Board committees, provide the framework for the governance of our company.

We have procedures by which any employee, officer or director may raise, on a confidential basis, concerns about our company’s conduct, accounting, internal controls or auditing matters with the lead independent director, the independent directors, or the chair of the Audit Committee or through our company’s whistleblower phone hotline.

Competition

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities. In acquiring our target assets,
● We have an Insider Trading Policy that prohibits our directors, officers and employees, including employees of our Manager, as well as those of our Manager and subsidiaries from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Business

Additionally, our Insider Trading Policy prohibits our directors, officers and employees, including employees of our Manager, from (1) pledging our common or preferred stock as collateral for a loan or (2) engaging in any hedging transactions with respect to our equity securities held by them, which includes the purchase of any financial instrument (including forward contracts and zero cost collars) designed to hedge or offset any decrease in the market value of such equity securities.

Distributions

In accordance with our requirement for maintaining REIT status, we will distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income for each taxable year and will endeavor to distribute at least 100% of our REIT taxable income so as not to be subject to tax. Distributions of economic profits from our enterprise could be classified as return of capital due to differences between book and tax accounting rules.  We may make additional returns of capital when the potential risk-adjusted returns from new investments fail to exceed our cost of capital. Subject to the limitations of applicable securities and state corporation laws, we can return capital by making purchases of our own capital stock or through payment of dividends.
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

Our Manager is authorized to follow very broad investment guidelines that may be amended from time to time. Our Board and management determine all of our significant policies, including our investment, financing, capital and asset allocation and distribution policies. They may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Our ongoing investment in new business strategies and new assets is inherently risky, and could disrupt our ongoing businesses.

To date a significant portion of our total assets have consisted of Agency mortgage-backed securities and Agency debentures which carry an implied or actual “AAA” rating. Nevertheless, pursuant to the ongoing diversification of our assets, we acquire assets of lower credit quality.

While we remain committed to the Agency market, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  We invest in a range of targeted asset classes and continue to explore new business strategies and assets and expect to continue to do so in the future.  Additionally, we may enter into or engage in various types of securitizations, transactions, services and other operating businesses that are different than the types we have traditionally entered into or engaged in.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
●       interest rate volatility increases;
●   interest rate volatility increases;
●   the availability of financing in the market decreases; or
●   if one or more major market participants fails or otherwise experiences a major liquidity crisis it could negatively impact the marketability of all fixed income securities, including Agency and non-Agency mortgage-backed securities, and this could negatively impact the value of the securities we acquire, thus reducing our net book value

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

We generally expect to maintain an economic leverage ratio of less than 10:1. However, we are not required to stay below this economic leverage ratio.  We may exceed this ratio by incurring additional debt without increasing the amount of equity we have. For example, if we increase the amount of borrowings under our master repurchase agreements with our existing or new counterparties or the market value of our portfolio holdings declines, our economic leverage ratio would increase. If we increase our economic leverage ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

potentially revise our strategic business initiatives.

Purchases and sales of Agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with Agency mortgage-backed securities.

The Federal Reserve owns approximately $1.8 trillion of Agency mortgage-backed securities as of December 31, 2015.  The Federal Reserve's current policy is to reinvest principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency mortgage-backed securities, we expect that during periods in which the Federal Reserve purchases significant volumes of Agency mortgage-backed securities, yields on Agency mortgage-backed securities may be lower and refinancing volumes may be higher than would have been absent their large scale purchases. As a result, returns on Agency mortgage-backed securities may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of Agency mortgage-backed securities or if they decide to sell some or all of their holdings of Agency mortgage-backed securities, the pricing of our Agency mortgage-backed securities portfolio may be adversely affected.

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

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity and ensure their financial stability.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change radically, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

The U.S. Government's efforts to encourage refinancing of certain loans may affect prepayment rates for mortgage loans in mortgage-backed securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government has encouraged the refinancing of certain loans, and this action may affect prepayment rates for mortgage loans. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such efforts could potentially have a negative impact on our income and operating results, particularly in connection with loans or Agency mortgage-backed securities purchased at a premium or our interest-only securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us, such as funding from the U.S. Government.  Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.
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

We rely primarily on short-term borrowings to acquire interest earning assets with long-term maturities. Some of the interest earning assets we acquire are adjustable-rate interest earning assets.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

●       LIBOR.  The rate banks charge each other for short-term Eurodollar loans.
●       Treasury Rate.  A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board

These indices generally reflect short-term interest rates.  The interest rates on our borrowings similarly vary with changes in an objective index.  Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under U.S. generally accepted accounting principles (or GAAP).  For a discussion of the assessment of OTTI, see the section titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15 “Exhibits, Financial Statement Schedules.” The determination as to whether an other-than-temporary impairment exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of other-than-temporary impairments constitute material estimates that are susceptible to significant change.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty, borrowing, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers.  There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Our hedging strategies may be costly, and may not hedge our risks as intended.

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, Treasury futures and other derivative transactions to help us mitigate our interest rate and prepayment risks described above.  We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell to-be-announced forward contracts on Agency mortgage-backed securities (commonly referred to as TBAs) purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.

Our use of derivatives may expose us to counterparty and liquidity risks.

The CFTC has issued and continues to issue new rules regarding swaps and swaptions, under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. These new rules change, but do not eliminate, the risks we face in our hedging activities.

Most swaps that we enter into must be cleared by a Derivatives Clearing Organization (or DCO). DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive “too big to fail” support from the government in the case of insolvency. We access the DCO through several Futures Commission Merchants (or FCMs). For any cleared swap, we bear the credit risk of both the DCO and the relevant FCM, in the form of potential late or unrecoverable payments, potential difficulty or delay in accessing collateral that we have posted, and potential loss of any positive market value of the swap position. In the event of a default by the DCO or FCM, we also bear market risk, because the asset being hedged is no longer effectively hedged.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Given our strategies and the complexity of the valuation of our assets, we must rely heavily on analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by our third party vendors and servicers. Models and data are used to value assets or potential asset purchases and also in connection with hedging our assets. When models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on models and data, especially valuation models, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful. Furthermore, despite our valuation validation processes our models may nevertheless prove to be incorrect.

Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as commercial or residential mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
In addition, conditions in the capital markets, including the recent unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the non-investment grade tranches of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price. To the extent that we are unable to obtain financing for our assets, to the extent that we retain such assets in our portfolio, our returns on investment and earnings will be negatively impacted.

Securitizations expose us to additional risks.

In a securitization structure, we convey a pool of assets to a special purpose vehicle, the issuing entity, and the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the subordinate interests of the issuing entity. The securitization of all or a portion of our commercial or residential mortgage loan portfolio might magnify our exposure to losses because any subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could adversely affect our performance and our ability to grow our business.

Counterparties may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

If or when we obtain debt financing, lenders (especially in the case of credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, or redeem debt or equity securities, and may impact our flexibility to determine our operating policies and strategies. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause our share price to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

Final rules issued by the FHFA relating to captive insurance company membership in the FHLB System prohibit us from taking new advances or renewing existing advances that mature beyond February 19, 2021.

On January 12, 2016, the FHFA issued final rules (or FHFA Final Rules) providing that captive insurance companies will no longer be eligible for membership in the FHLB System.  Because our wholly-owned subsidiary Truman was admitted as a member of the FHLB of Des Moines (or FHLB Des Moines) prior to September 2014, it is eligible under the FHFA Final Rules to remain as a member of the FHLB Des Moines through February 19, 2021.  In addition, under the FHFA Final Rules, the FHLB Des Moines is permitted to allow advances that were outstanding prior to February 19, 2016 to remain outstanding until scheduled maturity.

We may enter into new lines of business, acquire other companies or engage in other strategic initiatives, each of which may result in additional risks and uncertainties in our businesses.

We may pursue growth through acquisitions of other companies or other strategic initiatives.  To the extent we pursue strategic investments or acquisitions, undertake other strategic initiatives or consider new lines of business, we will face numerous risks and uncertainties, including risks associated with

●    the availability of suitable opportunities;
●    the level of competition from other companies that may have greater financial resources;
●    our ability to value potential acquisition opportunities accurately and negotiate acceptable terms for those opportunities;
●    the required investment of capital and other resources;
●    the lack of availability of financing and, if available, the terms of any financings;
●    the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
●    the diversion of management’s attention from our core businesses;
●    assumption of liabilities in any acquired business;
●    the disruption of our ongoing businesses;
●    the increasing demands on or issues related to the combining or integrating operational and management systems and controls;
●    compliance with additional regulatory requirements; and
●    costs associated with integrating and overseeing the operations of the new businesses.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk.  In addition, if a new business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Risks Related To Our Credit Assets

We invest in securities in the developing credit risk transfer sector that are subject to mortgage credit risk.

We invest in securities in the developing credit risk transfer (or CRT) sector.  The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae (CAS) and Freddie Mac (or STACR), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities.  The holder of the securities in the CRT sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

A prolonged economic slowdown or declining real estate values could impair the assets we may own and adversely affect our operating results.

Our non-Agency mortgage-backed securities, mortgage loans, and mortgage loans for which we own the servicing rights, along with our commercial real estate debt, preferred equity, and real estate assets may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values.

Owners of Agency mortgage-backed securities are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. However, we also acquire CRTs and non-Agency mortgage-backed securities, which are backed by residential real property but, in contrast to Agency mortgage-backed securities, the principal and interest payments are not guaranteed by GSEs or the U.S. Government. Our CRT and non-Agency mortgage-backed securities investments are therefore particularly sensitive to recessions and declining real estate values.

In the event of a default on one of our commercial mortgage loans and, to the extent we acquire residential mortgage loans, on a residential mortgage loan that we hold in our portfolio or a mortgage loan underlying CRT or non-Agency mortgage-backed securities in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed on the mortgage, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure. Delinquencies and defaults on mortgage loans for which we own the servicing rights will adversely affect the amount of servicing fee income we receive and may result in increased servicing costs and operational risks due to the increased complexity of servicing delinquent and defaulted mortgage loans. If an investor in the mortgage loans for which we own the servicing rights determines that the rate of delinquencies or defaults for the loans it owns is unacceptable, we bear the risk of losing the right to service the related mortgage loans which could adversely affect our revenues, business prospects and financial condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Geographic concentration exposes investors to greater risk of default and loss.

Repayments by borrowers and the market value of the related assets could be affected by economic conditions generally or specific to geographic areas or regions of the United States, and concentrations of mortgaged commercial and residential properties in particular geographic areas may increase the risk that adverse economic or other developments or natural or man-made disasters affecting a particular region of the country could increase the frequency and severity of losses on mortgage loans secured by those properties.  In recent periods, several regions of the United States have experienced significant real estate downturns when others have not.  Regional economic declines or conditions in regional real estate markets could adversely affect the income from, and market value of, the mortgaged properties.  In addition, local or regional economies may be adversely affected to a greater degree than other areas of the country by developments affecting industries concentrated in such area.  A decline in the general economic condition in the region in which mortgaged properties securing the related mortgage loans are located would result in a decrease in consumer demand in the region, and the income from and market value of the mortgaged properties may be adversely affected.

Other regional factors – e.g., earthquakes, floods, forest fires, hurricanes or changes in governmental rules or fiscal policies – also may adversely affect the mortgaged properties.  Assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and mortgaged properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

Inadequate property insurance coverage could have an adverse impact on our operating results.

Commercial and residential real estate assets may suffer casualty losses due to risks (including acts of terrorism) that are not covered by insurance or for which insurance coverage is not adequate or available at commercially reasonable rates or has otherwise been contractually limited by the related mortgage loan documents.  Moreover, if reconstruction or major repairs are required following a casualty, changes in laws that have occurred since the time of original construction may materially impair the borrower’s ability to effect such reconstruction or major repairs or may materially increase the cost thereof.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Commercial and residential mortgage loans may become non-performing or sub-performing for a variety of reasons that results in the borrower being unable to meet its debt service and/or repayment obligations, such as the underlying property being too highly leveraged, the financial distress of the borrower or in the case of a commercial mortgage loan, decreasing income generated from the underlying property. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our management from other activities and entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We may be required to repurchase commercial or residential mortgage loans or indemnify investors if we breach representations and warranties, which could have a negative impact on our earnings.

When we sell or securitize loans, we will be required to make customary representations and warranties about such loans to the loan purchaser. Our mortgage loan sale agreements will require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could adversely affect our cash flow, results of operations, financial condition and business prospects.

We and our third party service providers’ and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring a commercial or residential real estate asset, we will assess the strengths and weaknesses of the borrower, originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to it, including our third party service providers and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful.

When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.

When we foreclose on a commercial or residential real estate asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. Further, some of the properties underlying the assets we are acquiring are of a different type or class than property we have had experience owning directly, including properties such as hotels. Accordingly, we may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer. If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

Financial covenants could adversely affect our ability to conduct our business.

The commercial and residential mortgages on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases or other agreements or materially modify existing leases or other agreements without lender consent, to access cash flow in certain circumstances, and to discontinue insurance coverage, among other things. These restrictions could adversely affect operations, and our ability to pay debt obligations. In addition, in some instances guaranties given as further security for these mortgage loans contain affirmative covenants to maintain a minimum net worth and liquidity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Proposals to acquire mortgage loans by eminent domain may adversely affect the value of our assets.

Local governments have taken steps to consider how the power of eminent domain could be used to acquire residential mortgage loans and there can be no certainty whether any mortgage loans sought to be purchased will be mortgage loans held in securitization trusts and what purchase price would be paid for any such mortgage loans. Any such actions could have a material adverse effect on the market value of our mortgage-backed securities, mortgage loans and mortgage servicing rights. There is also no certainty as to whether any such action without the consent of investors would face legal challenge, and, if so, the outcome of any such challenge.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Commercial and non-Agency mortgage-backed securities we acquire may be subject to losses.

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, mezzanine loans or B-Notes, and any classes of securities junior to those that we acquire, we may not be able to recover all of our capital in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality mortgage-backed securities are generally less sensitive to interest rate changes than more highly rated mortgage-backed securities, but more sensitive to adverse economic downturns or individual issuer developments. The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality mortgage-backed securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

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

We have in the past and may in the future acquire and/or originate construction loans. If we fail to fund our entire commitment on a construction loan or if a borrower otherwise fails to complete the construction of a project, there could be adverse consequences associated with the loan, including: a loss of the value of the property securing the loan, especially if the borrower is unable to raise funds to complete it from other sources; a borrower claim against us for failure to perform under the loan documents; increased costs to the borrower that the borrower is unable to pay; a bankruptcy filing by the borrower; and abandonment by the borrower of the collateral for the loan.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Risks Related To Our Residential Credit Business

Our investments in non-Agency mortgage-backed securities (including re-performing loans (or RPL) / non-performing loans (or NPL), which we have acquired in recent periods) or other investment assets of lower credit quality, including our investments in seasoned re-performing and non-performing residential whole loans, involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency mortgage-backed securities, residential whole loans and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.

We have investments in non-Agency mortgage-backed securities collateralized by Alt A loans and may also have investments collateralized by subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We have certain investments in non-Agency mortgage-backed securities backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income.  Difficult economic conditions, including increased interest rates and lower home prices, can result in Alt A and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss (including such as during the credit crisis of 2007-2008 and the housing crisis that followed), and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of our non-Agency mortgage-backed securities that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

Our investments may include subordinated tranches of non-Agency mortgage-backed securities, which are subordinate in right of payment to more senior securities.

Our investments may include subordinated tranches of non-Agency mortgage-backed securities, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. As a result, such subordinated interests generally are not actively traded and may not be liquid investments.

We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties, which could cause us to suffer losses.

When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. There can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trust that purchases the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could adversely affect our results of operations, financial condition and business.

Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure.

We may acquire residential whole loans that we purchase together with the related mortgage servicing rights. We rely on unaffiliated servicing companies to service and manage the mortgages underlying our Non-Agency mortgage-backed securities and our residential whole loans. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and related real estate owned (or REO) properties could negatively impact the value of these investments and our financial performance.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

In addition, while we have contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing of the loans (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

When a residential whole loan we own is foreclosed upon, title to the underlying property would be taken by one of our subsidiaries. The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then liquidating the property through sale, may materially increase any related loss. Finally, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition or a previously unknown environmental liability may be discovered that would require expensive and time-consuming remediation.

Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks ownership of residential mortgage loans in the U.S., as well as the identity of the associated servicer and subservicer. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or other parties with whom we contract to do business or from whom we acquire assets, may choose to use MERS as a nominee. The MERS System is widely used by participants throughout the mortgage finance industry.

Over the last several years, there have been legal challenges disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. It is possible that these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into a servicer’s possible foreclosure process deficiencies may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect our business, results of operations and financial condition.

With respect to mortgage loans we own, or which we have purchased and subsequently sold, we may be subject to liability for potential violations of truth-in-lending or other similar consumer protection laws and regulations, which could adversely impact our business and financial results.

Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the Consumer Financial Protection Bureau’s “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (or HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

Risks Related to Our Relationship with Our Manager

The management agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Our current executive officers are members or employees of the Manager while continuing to be executive officers of Annaly. Our executive officers, by virtue of their positions, have fiduciary duties to our company and our stockholders.  The duties of our executive officers to us and our stockholders may come into conflict with the interests of such officers in their capacities as members or employees of the Manager. If the Manager were to manage any additional entities, our executive officers could face conflicts of interest in allocating their time among us and such additional entities.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase Agency or non-Agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

disadvantageous prices, (iii) distribute our own stock, see below, or (iv) distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excise tax in a particular year. These scenarios could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Conversely, from time to time, we may generate taxable income less than our income for financial reporting purposes due to GAAP and tax accounting differences or, as mentioned above, the timing between the recognition of taxable income and the actual receipt of cash.  In such circumstances we may make distributions according to our business plan that are within our wherewithal from an economic or cash management perspective, but that are labeled as return of capital for tax reporting purposes as they are in excess of taxable income in that period.

We may in the future choose to pay dividends in our own stock, in which case the stockholders may be required to pay income taxes in excess of the cash dividends they receive.

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

To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter prohibits ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of our common stock and will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of any class or series of our preferred stock. Our Board, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” for purposes of the federal tax laws if it is satisfied, based upon information required to be provided by the party seeking the waiver and upon an opinion of counsel satisfactory to the Board, that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for federal income tax purposes.

The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.

A REIT cannot invest more than 25% (20% for taxable years beginning after December 31, 2017) of its total assets in the stock or securities of one or more taxable REIT subsidiaries; therefore, our taxable subsidiaries cannot constitute more than 25% (20% for taxable years beginning after December 31, 2017) of our total assets.

A taxable REIT subsidiary (or TRS) is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and which elects TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.  A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The stock and securities of our taxable REIT subsidiaries are expected to represent less than 25% (20% for taxable years beginning after December 31, 2017)  of the value of our total assets.  Furthermore, we intend to monitor the value of our investments in the stock and securities of our taxable REIT subsidiaries to ensure compliance with the above-described limitation.  We cannot assure you, however, that we will always be able to comply with the limitation so as to maintain REIT status.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The term "prohibited transaction" generally includes a sale or other disposition of property (including Agency and non-Agency securities, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for federal income tax purposes.

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

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock are anticipated to constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●    part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
●    part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;
●    part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Internal Revenue Code may be treated as unrelated business taxable income; and
●    to the extent that we (or a part of us, or a disregarded subsidiary of ours) are a "taxable mortgage pool," or if we hold residual interests in a real estate mortgage investment conduit, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.

We purchase and sell Agency mortgage-backed securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of K&L Gates LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of real estate assets, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of K&L Gates LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of K&L Gates LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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
●    actions by institutional stockholders or activist investors;
●    speculation in the press or investment community;
●    changes in our distribution policy;
●    general market and economic conditions; and
●    future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our Board.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board shall be void and will result in the shares being transferred by operation of law to a charitable trust.

Provisions contained in Maryland law that are reflected in our charter and bylaws may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

●    Ownership limit.    The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than
       9.8% of our preferred stock without the consent of our Board.
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

We have not established a minimum dividend payment level and cannot assure stockholders of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year (subject to certain adjustments) is distributed.  This enables us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in this section.  All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At December 31, 2015, we were not party to any pending material legal proceedings.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of February 19, 2016, we had 924,829,841 shares of common stock issued and outstanding which were held by approximately 417,000 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	2015				2014
	High	Low	Close	Common Dividends Declared Per Share	High	Low	Close	Common Dividends Declared Per Share
First quarter	$11.09	$10.29	$10.40	$0.30	$11.51	$9.92	$10.97	$0.30
Second quarter	$10.55	$9.19	$9.19	$0.30	$11.87	$10.78	$11.43	$0.30
Third quarter	$10.59	$9.17	$9.87	$0.30	$11.95	$10.66	$10.68	$0.30
Fourth quarter	$10.35	$8.98	$9.38	$0.30	$11.65	$10.68	$10.81	$0.30

On February 19, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $9.94 per share.

Dividends

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A – Risk Factors.

No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. From the date of issuance of our preferred stock through December 31, 2015, we have paid full cumulative dividends on our preferred stock.

Share Performance Graphs

The following graphs and tables set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs. The comparisons are for the two-, five- and ten-year periods ended December 31, 2015 and assume the reinvestment of dividends. Each graph and table assumes that $100 was invested in our common stock and the two other indices on December 31 of the initial year shown in the graph. The two-year and ten-year periods are presented in addition to the five-year period required by the SEC because they provide additional perspectives that management believes are of interest to our stockholders. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Annaly Capital Management, Inc.	100	103	104	85	102	100
S&P 500 Index	100	102	118	156	177	180
BBG Reit Index	100	98	117	115	137	124

Two-Year Share Performance

	12/31/2013	12/31/2014	12/31/2015
Annaly Capital Management, Inc.	100	120	118
S&P 500 Index	100	114	115
BBG Reit Index	100	119	108

Ten-Year Share Performance

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Annaly Capital Management, Inc.	100	132	183	181	226	268	275	278	227	273	268
S&P 500 Index	100	116	122	77	97	112	114	132	175	198	201
BBG Reit Index	100	120	66	40	50	61	60	72	70	84	76

The information in the share performance graphs and tables has been obtained from sources believed to be reliable, but neither the accuracy nor completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

The above performance graphs and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

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

The following table provides information as of December 31, 2015 concerning shares of our common stock authorized for issuance under the Incentive Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column 'a')
Equity compensation plans approved by security holders	1,168,775	$15.34	29,246,781
Equity compensation plans not approved by security holders	-	$-	-
Total	1,168,775	$15.34	29,246,781

Share Repurchase On August 5, 2015, we announced that our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016.	The following table sets forth information with respect to this share repurchase program for the quarter ended December 31, 2015.

	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased	Maximum dollar value of shares that may yet be purchased under the plan
			(dollars in thousands)
November 2015	3,303,230	$9.56	$31,563	$968,437
December 2015	8,646,300	$9.56	$82,698	$885,739
Total	11,949,530		$114,261

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Selected Financial Data

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes	thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
Statement of Operations Data:	2015	2014	2013	2012	2011
	(dollars in thousands, except per share data)
Interest income	$2,170,697	$2,632,398	$2,918,127	$3,259,145	$3,579,618
Interest expense	471,596	512,659	624,714	667,172	480,326
Net interest income	1,699,101	2,119,739	2,293,413	2,591,973	3,099,292
Realized and unrealized gains (losses)	(1,021,351)	(2,791,399)	1,598,445	(695,601)	(2,575,915)
Other income (loss)	(13,717)	44,044	78,134	110,999	116,339
General and administrative expenses	200,240	209,338	232,081	235,559	237,344
Income (loss) before income taxes and income from equity method investment in affiliate	463,793	(836,954)	3,737,911	1,771,812	402,372
Income (loss) from equity method investment in affiliate	-	-	-	-	1,140
Income taxes	(1,954)	5,325	8,213	35,912	59,051
Net income (loss)	465,747	(842,279)	3,729,698	1,735,900	344,461
Net income (loss) attributable to noncontrolling interest	(809)	(196)	-	-	-

Net income (loss) attributable to Annaly	466,556	(842,083)	3,729,698	1,735,900	344,461
Dividends on preferred stock	71,968	71,968	71,968	39,530	16,854
Net income (loss) available (related) to common stockholders	$394,588	$(914,051)	$3,657,730	$1,696,370	$327,607
Net income (loss) per share available (related) to common stockholders:
Basic	$0.42	$(0.96)	$3.86	$1.74	$0.37
Diluted	$0.42	$(0.96)	$3.74	$1.71	$0.37
Weighted average number of common shares outstanding:
Basic	947,062,099	947,539,294	947,337,915	972,902,459	874,212,039
Diluted	947,276,742	947,539,294	995,557,026	1,005,755,057	874,518,938

Other Financial Data:
Total assets	$75,190,893	$88,355,367	$81,922,460	$133,452,295	$109,630,002
6.00% Series B Cumulative Convertible Preferred Stock	$-	$-	$-	$-	$32,272
Total equity	$11,905,922	$13,333,781	$12,405,055	$15,924,444	$15,760,642
Dividends declared per common share	$1.20	$1.20	$1.50	$2.05	$2.44

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Overview

We are a leading mortgage REIT that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.” Since our founding in 1997, we have strived to generate net income for distribution to our stockholders and preserve capital through the prudent selection and management of our investments.

We own a portfolio of real estate related investments. We use our capital coupled with borrowed funds to invest in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

For a full discussion of our business, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

Business Environment

The size of our Residential Investment Securities portfolio and commercial real estate investments increased modestly in the fourth quarter of 2015 relative to the third quarter of 2015.  The composition of our Residential Investment Securities portfolio shifted modestly from Agency securities to residential credit securities in the fourth quarter of 2015. The fourth quarter of 2015 brought about significant interest rate and spread volatility as interest rates retraced much of the decrease experienced in the third quarter of 2015 with the Federal Reserve (or Fed) finally increasing short term interest rates after holding a zero interest rate policy since 2008.  We remain cautious as global economic turbulence has heightened volatility across markets and made future Fed policy less clear.  Additionally, further financial and housing regulatory reform is possible, and its effect on our business is unclear.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), declined slightly to 2.38% in 2015 from 2.43% in 2014, according to the Bureau of Economic Analysis. The growth was inconsistent intra-quarter, largely driven by idiosyncratic factors. The first quarter of 2015 disappointed at a seasonally-adjusted annualized growth rate of 0.6% before bouncing back to 3.9% in the second quarter of 2015, a mediocre 2.0% third quarter of 2015 and again weak growth at 0.7% in the fourth quarter of 2015.  The sharply rising strength of the U.S.

dollar contributed to a wider trade deficit, which subtracted 0.7% from growth in 2015. The manufacturing sector was weakened by collapsing oil prices, contracting by the end of the year and dragging nonresidential investment’s contribution to 0.4%, the weakest since 2010. Consumer spending strengthened in 2015, bolstered by continued labor market gains, contributing 2.1% to GDP compared to 1.8% in 2014.

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The employment situation continued to improve in 2015, though at a slower rate than the previous year. The economy added 228,000 jobs per month in 2015, compared to 251,000 in 2014, and the unemployment rate dropped to 5.0% from 5.6%, according to the Bureau of Labor Statistics. More notably, the underemployment rate (which includes discouraged workers, those not in the labor force who want a job and part-time workers who want a full-time job) dropped significantly to 9.9% in 2015 from 11.2% in 2014, though remains elevated by historical terms. The Fed noted this 2015 labor market improvement in their December 16, 2015, statement, saying “a range of recent labor market indicators, including ongoing gains and declining unemployment, shows further improvement and confirms that underutilization of labor resources has diminished appreciably since early this year.” The Fed currently expects a modest decline in the unemployment rate to 4.7% by the fourth quarter of 2016, where they expect it to remain through 2018.

Inflation remained below the Fed’s 2% target through December 2015, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE). The headline PCE measure remained low at 0.6% year-over-year in December 2015, down slightly from 0.8% in December 2014. The weakness was largely due to the persistent drop in oil prices, down 30% in 2015 after a 46% drop in 2014, as indicated by the New York Mercantile Exchange. The more stable core PCE measure, which excludes food and energy prices, remained closer below the Fed’s 2.0% target at 1.4% year-over-year in December 2015, unchanged from December 2014. The Fed expects a moderate rise in inflation to 1.6% year-over-year in both the PCE and core PCE measures by the fourth quarter of 2016, before rising to 1.9% in the fourth quarter of 2017 and reaching their 2.0% target in the fourth quarter of 2018.

In 2015, the Federal Open Market Committee (or FOMC) aimed to support its dual mandate by keeping its target for the federal funds rate at extraordinarily accommodative levels as well as reinvesting runoff of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC decided to keep the target rate at 0 to ¼ percent in its initial seven meetings of 2015. At their meeting on December 15-16, 2015, the FOMC decided to raise the target range for the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

federal funds rate by 25 basis points to ¼ to ½ percent, judging that there had been considerable improvement in the labor market and they have reasonable confidence in meeting their inflation target over the medium term. Despite the small nominal increase, this was a historic move, being the first tightening of monetary conditions since June 29, 2006. Simultaneous to the increase, the Fed released their Summary of Economic Projections, wherein members projected a further rise in the target range to 0.9-1.4% by the end of 2016, 1.9-3.0% by the end of 2017, and 2.9-3.5% by the end of 2018. The longer-run federal funds rate was projected to be 3.3-3.5%. This indication was a considerably slower and lower path than previous Fed hiking cycles, and one of data dependence as outlined by Fed Chair Yellen in her March 27, 2015 speech: “the actual path of policy will evolve as economic conditions evolve, and policy tightening could speed up, slow down, pause, or even reverse course depending on actual and expected developments in real activity and inflation.” In their December 2015 statement, the FOMC also noted it anticipates maintaining its existing policy of reinvesting portfolio runoff “until normalization of the level of the federal funds rate is well under way” to help maintain accommodative financial conditions.

During 2015, the 10-year U.S. Treasury yielded between 1.6% and 2.5%, generally rising against expectations of a more restrictive Fed. However, concerns of an emerging market slowdown, a stronger US dollar and a decline in corporate earnings sparked periods of volatility and risk aversion. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, declined over 2015, with the longer-dated 5-year, 5-year forward breakeven rate moving below the Fed’s 2.0% target driven by declines in commodity prices and import prices. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, rose slightly over 2015.

The following table summarizes interest rates as of each date presented:

	As of December 31,
	2015	2014	2013
30-Year mortgage current coupon	3.00%	2.83%	3.61%
Mortgage basis	73 bps	66 bps	58 bps
10-Year U.S. Treasury rate	2.27%	2.17%	3.03%

LIBOR:
1-Month	0.43%	0.17%	0.17%
6-Month	0.84%	0.36%	0.35%

Financial Regulatory Reform

Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy. In particular, the U.S. government is attempting to change its involvement through the Agencies in the mortgage market. There have been numerous legislative initiatives introduced regarding the Agencies, and it is unclear which approach, if any, may become law. In addition, regulators remain focused on the wholesale funding markets, bank capital levels and shadow banking. It is difficult to predict the ultimate legislative and other regulatory outcomes of these efforts. We continue to monitor these legislative and regulatory developments to evaluate their potential impact on our business.

 On January 12, 2016, the Federal Housing Finance Administration (or FHFA) issued final rules relating to captive insurance company membership in the Federal Home Loan Bank (or FHLB) System, which provide that these entities will no longer be eligible for membership in the FHLB System.  As part of their membership in the FHLB System, captive insurance companies typically pledge assets as collateral for advances by the FHLB. The rules provide for extensions of the advances outstanding prior to February 19, 2016 until their scheduled maturity for existing members as well as continued membership in the FHLB System for either one or five years depending on when an existing member was admitted as a member of the FHLB System. Our captive insurance subsidiary Truman Insurance Company LLC (or Truman) was admitted as a member of the FHLB System prior to September 2014 and, therefore, is eligible under the rules to remain as a member of the FHLB of Des Moines (or FHLB Des Moines) through February 2021.

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk factors”.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Net Income (Loss) Summary	The following table presents summarized financial information related to our results of operations as of and for the years ended December 31, 2015, 2014 and 2013.

	As of and for the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
Interest income	$2,170,697	$2,632,398	$2,918,127
Interest expense	471,596	512,659	624,714
Net interest income	1,699,101	2,119,739	2,293,413
Realized and unrealized gains (losses)	(1,021,351)	(2,791,399)	1,598,445
Other income (loss)	(13,717)	44,044	78,134
General and administrative expenses	200,240	209,338	232,081
Income (loss) before income taxes	463,793	(836,954)	3,737,911
Income taxes	(1,954)	5,325	8,213
Net income (loss)	465,747	(842,279)	3,729,698
Net income (loss) attributable to noncontrolling interest	(809)	(196)	-
Net income (loss) attributable to Annaly	466,556	(842,083)	3,729,698
Dividends on preferred stock	71,968	71,968	71,968
Net income (loss) available (related) to common stockholders	$394,588	$(914,051)	$3,657,730
Net income (loss) per share available (related) to common stockholders:
Basic	$0.42	$(0.96)	$3.86
Diluted	$0.42	$(0.96)	$3.74
Weighted average number of common shares outstanding:
Basic	947,062,099	947,539,294	947,337,915
Diluted	947,276,742	947,539,294	995,557,026

Non-GAAP financial measures (1):
Normalized interest income (2)	$2,244,062	$2,657,936	$3,014,751
Economic interest expense	$1,041,712	$1,338,019	$1,533,008
Normalized economic net interest income (2)	$1,202,350	$1,319,917	$1,481,743
Core earnings	$1,211,943	$1,147,739	$1,222,959
Normalized core earnings (2)	$1,285,308	$1,173,277	$1,319,583
Core earnings per average basic common share	$1.20	$1.14	$1.21
Normalized core earnings per average basic common share (2)	$1.28	$1.16	$1.32

Other information:
Asset portfolio at period-end	$72,797,193	$84,828,267	$75,120,622
Average total assets	$78,621,261	$85,446,307	$107,355,670
Average equity	$12,648,686	$12,972,683	$13,968,979
Leverage at period-end (3)	5.1:1	5.4:1	5.0:1
Economic leverage at period-end (4)	6.0:1	5.4:1	5.0:1
Capital ratio (5)	13.3%	15.1%	15.1%
Annualized return on average total assets	0.59%	(0.99%)	3.47%
Annualized return (loss) on average equity	3.68%	(6.49%)	26.70%
Annualized core return on average equity	9.59%	8.85%	8.75%
Annualized normalized core return on average equity (2)	10.17%	9.04%	9.45%
Net interest margin (6)	1.61%	1.54%	1.33%
Normalized net interest margin (2)	1.69%	1.57%	1.42%
Average yield on interest earning assets	2.87%	3.14%	2.80%
Normalized average yield on interest earning assets (2)	2.96%	3.17%	2.89%
Average cost of interest bearing liabilities	1.64%	1.88%	1.68%
Net interest spread	1.23%	1.26%	1.12%
Normalized net interest spread (2)	1.32%	1.29%	1.21%
Constant prepayment rate	10.6%	7.4%	13.6%
Long-term constant prepayment rate	8.8%	8.7%	13.6%
Common stock book value per share	$11.73	$13.10	$12.13

(1)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(2)	Excludes effect of the premium amortization adjustment due to changes in long-term CPR estimates.
(3)	Includes repurchase agreements, other secured financing, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(4)	Computed as the sum of debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(5)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

This Management Discussion and Analysis section contains analysis and discussion of both GAAP and non-GAAP measurements.  See “Non-GAAP Financial Measures” for further information.

2015 Compared with 2014

GAAP
Net income (loss) was $465.7 million, which includes ($0.8) million attributable to a noncontrolling interest, or $0.42 per average basic common share, for the year ended December 31, 2015 compared to ($842.3) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.96) per average basic common share, for the same period in 2014. We attribute the majority of the change in net income (loss) to lower net realized and unrealized losses on interest rate swaps and the change in net gains (losses) on trading assets, partially offset by lower interest income. Net realized and unrealized losses on interest rate swaps was ($975.8) million for the year ended December 31, 2015 compared to ($2.6) billion for the same period in 2014. Unrealized losses on interest rate swaps decreased $823.9 million to ($124.9) million for the year ended December 31, 2015, reflecting a rise in forward interest rates during the year ended December 31, 2015 compared to the same period in 2014. Realized losses on termination of interest swaps decreased $552.9 million to ($226.5) million for the year ended December 31, 2015 as fewer swaps positions were terminated during the year ended December 31, 2015 compared to the same period in 2014. Interest expense on interest rate swaps decreased $200.9 million to ($624.5) million for the year ended December 31, 2015 reflecting lower swap positions and lower net rates during the year ended December 31, 2015 compared to the same period in 2014. Net gains (losses) on tradings assets was $29.6 million for the year ended December 31, 2015, which includes net gains on TBA derivatives of $99.1 million, compared with ($245.5) million for the same period in 2014, which includes net losses on TBA derivatives of ($72.9) million. Interest income decreased $461.7 million, primarily due to lower coupon income on lower Average Interest Earning Assets and higher amortization expense, reflecting a higher projected CPR, partially offset by higher interest income from the commercial investment portfolio for the year ended December 31, 2015 compared to the same period in 2014.

Non-GAAP
Core earnings increased $64.2 million to $1.2 billion, or $1.20 per average basic common share, for the year ended December 31, 2015, compared to $1.1 billion, or $1.14 per average basic common share, for the same period in 2014. Normalized core earnings increased

$112.0 million to $1.3 billion, or $1.28 per average common share, for the year ended December 31, 2015 compared to $1.2 billion, or $1.16 per average common share, for the year ended December 31, 2014. Normalized core earnings increased during the year ended December 31, 2015 compared to the same period in 2014 primarily due to a $200.9 million decline in interest expense on interest rate swaps and a $42.0 million increase in interest income on the commercial investment portfolio, partially offset by a $81.5 million increase in premium amortization expense exclusive of the premium amortization adjustment.

2014 Compared with 2013

GAAP
Net income (loss) was ($842.3) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.96) per average basic common share, for the year ended December 31, 2014 compared to $3.7 billion, or $3.86 per average basic common share, for the same period in 2013. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps which resulted in a loss of ($948.8) million for the year ended December 31, 2014 compared to a gain of $2.0 billion for the same period in 2013. The change in the fair value of interest rate swaps was primarily attributable to the downward trend in interest rates experienced during the year ended December 31, 2014 compared to the rise in interest rates experienced during the same period in 2013. The change in unrealized gains (losses) on interest rate swaps were partially offset by the reversal of unrealized losses in connection with interest rate swap positions that were terminated in 2014, which resulted in a $677.5 million increase in realized losses on the termination of interest rate swaps for the year ended December 31, 2014 compared to the same period in 2013.

Non-GAAP
Core earnings were $1.1 billion, or $1.14 per average basic common share, for the year ended December 31, 2014, a decrease of $75.2 million compared to $1.2 billion, or $1.21 per average basic common share, for the same period in 2013. Normalized core earnings was $1.2 billion, or $1.16 per average common share, for the year ended December 31, 2014 compared to $1.3 billion, or $1.32 per average common share, for the year ended December 31, 2013. We attribute the majority of the change to a decline in interest income of $285.7 million, primarily attributable to a decline in average Interest Earning Assets, partially offset by a decline in economic interest expense primarily attributable to a decline in average Interest Bearing Liabilities, swap notional amounts and lower premium amortization expense exclusive of the premium amortization adjustment, for the year ended December 31, 2014 compared to the same period in 2013.

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

Core Earnings and Normalized Core Earnings

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the years ended December 31, 2015, 2014 and 2013 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands, except per share data)
GAAP net income (loss)	$465,747	$(842,279)	$3,729,698
Less:
Realized (gains) losses on termination of interest rate swaps	226,462	779,333	101,862
Unrealized (gains) losses on interest rate swaps	124,869	948,755	(2,002,200)
Net (gains) losses on disposal of investments	(50,987)	(93,716)	(403,045)
Net (gains) losses on trading assets	(29,623)	245,495	(1,509)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	103,169	86,172	(244,730)
Impairment of goodwill	22,966	-	23,987
Loss on previously held equity interest in CreXus	-	-	18,896
GAAP net (income) loss attributable to noncontrolling interest	809	196	-
Other non-recurring loss (1)	-	23,783	-
Plus:
TBA dollar roll income (loss) (2)	348,531	-	-
Core earnings	$1,211,943	$1,147,739	$1,222,959
Premium amortization adjustment cost (benefit)	$73,365	$25,538	$96,624
Normalized core earnings	$1,285,308	$1,173,277	$1,319,583

GAAP net income (loss) per average basic common share	$0.42	$(0.96)	$3.86
Core earnings per average basic common share	$1.20	$1.14	$1.21
Normalized core earnings per average basic common share	$1.28	$1.16	$1.32

(1)
Represents a one-time payment made by our wholly-owned subsidiary Fixed Income Discount Advisory Company to Chimera Investment Corp. (or Chimera) to resolve issues raised in derivative demand letters sent to Chimera’s board of directors. This amount is a component of Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Premium amortization expense	793,657	664,379	973,960
PAA Cost (Benefit)	73,365	25,538	96,624
Premium amortization expense exclusive of PAA	720,292	638,841	877,336

	For the Years Ended December 31,
	2015	2014	2013
	(per common share)
Premium amortization expense	0.84	0.70	1.03
PAA Cost (Benefit)	0.08	0.02	0.11
Premium amortization expense exclusive of PAA	0.76	0.68	0.92

The following tables provide GAAP measures of interest income, interest expense and net interest income and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Normalized Interest Income

	Total Interest Income	PAA Cost (Benefit)	Normalized Interest Income
For the Years Ended:
December 31, 2015	$2,170,697	$73,365	$2,244,062
December 31, 2014	$2,632,398	$25,538	$2,657,936
December 31, 2013	$2,918,127	$96,624	$3,014,751

Economic Interest Expense and Economic Net Interest Income

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income
For the Years Ended:	(dollars in thousands)			(dollars in thousands)
December 31, 2015	$471,596	$570,116	$1,041,712	$1,699,101	$570,116	$1,128,985
December 31, 2014	$512,659	$825,360	$1,338,019	$2,119,739	$825,360	$1,294,379
December 31, 2013	$624,714	$908,294	$1,533,008	$2,293,413	$908,294	$1,385,119

(1)	A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Experienced and Projected Long-term CPR

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

                                                                                          Experienced                        Long-term
                                                                                                CPR(1)                                                CPR(2)
                      -------------------------------------------------------------------------------------------------------------------------------------
                       December 31, 2015                                          10.6%                                   8.8%
                       December 31, 2014                                            7.4%                                   8.7%
                       December 31, 2013                                          13.6%                                 13.6%

(1) For the year ended December 31, 2015, 2014 and 2013, respectively.
(2) As of December 31, 2015, 2014 and 2013, respectively.

Normalized Interest Income and Normalized Average Yield on Interest Earning Assets

We had average Interest Earning Assets of $75.7 billion, $83.8 billion and $105.4 billion, and the normalized average yield on Interest Earning Assets was 2.96%, 3.17%, and 2.89% for the years ended December 31, 2015, 2014 and 2013, respectively.

2015 Compared with 2014

Normalized interest income was $2.2 billion for the year ended December 31, 2015, a decrease of $0.4 billion compared to $2.7 billion for the same period in 2014. The decline was primarily due to an $8.1 billion decrease in average Interest Earning Assets and a 21 basis point decrease in the normalized average yield on Interest Earning Assets.

2014 Compared with 2013

Normalized interest income was $2.7 billion for the year ended December 31, 2014, a decrease of $0.3 billion compared to $3.0 billion for the same period in 2013. The decline was primarily due to a $21.5 billion decrease in average Interest Earning Assets, partially offset by lower amortization on our Residential Investment Securities resulting from lower prepayment speeds, for the year ended December 31, 2014 compared to the same period in 2013.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Economic Interest Expense and Average Cost of Interest Bearing Liabilities

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Years Ended:	(dollars in thousands)
December 31, 2015	$63,535,915	$60,629,905	$1,041,712	1.64%	0.20%	0.49%	(0.29%)	1.44%	1.15%
December 31, 2014	$70,983,100	$72,481,614	$1,338,019	1.88%	0.16%	0.33%	(0.17%)	1.72%	1.55%
December 31, 2013	$91,182,731	$67,066,390	$1,533,008	1.68%	0.19%	0.41%	(0.22%)	1.49%	1.27%

(1)	Economic interest expense includes interest expense on interest rate swaps.

2015 Compared with 2014

Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2015 decreased by $296.3 million when compared to the year ended December 31, 2014, primarily due to the $7.4 billion decline in average Interest Bearing Liabilities and lower swap interest expense on lower average notional balances for the year ended December 31, 2015 compared to the same period in 2014.

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

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end.  Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month.  Depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio, and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage.

As of December 31, 2015 and December 31, 2014, 95% and 98%, respectively, of our debt represents repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities and commercial real estate debt investments. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of December 31, 2015, the term to maturity of some of our repurchase agreements extend beyond three years, reflecting our laddered approach.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Normalized Economic Net Interest Income

	Average Interest Earning Assets(1)	Normalize Interest Income (2)	Normalized Average Yield on Interest Earning Assets (2)	Averag Interest Bearing Liabilities	Economic Interest Expense(3)	Average Cost of Interest Bearing Liabilities	Normalized Economic Net Interest Income (2)	Normalized Net Interest Spread(2)	Normalized Net Interest Margin (4)
For the Years Ended:	(dollars in thousands)
December 31, 2015	$75,741,458	$2,244,062	2.96%	$63,535,915	$1,041,712	1.64%	$1,202,350	1.32%	1.69%
December 31, 2014	$83,846,447	$2,657,936	3.17%	$70,983,100	$1,338,019	1.88%	$1,319,917	1.29%	1.57%
December 31, 2013	$104,357,816	$3,014,751	2.89%	$91,182,731	$1,533,008	1.68%	$1,481,743	1.21%	1.42%

(1)	Does not reflect unrealized gains/(losses).
(2)	Excludes the effect of the PAA due to changes in long-term CPR estimates.
(3)	Economic interest expense and economic net interest income is net of interest expense on interest rate swaps used to hedge cost of funds.
(4)
Represents the sum of annualized normalized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses) Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on financial instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2015, 2014 and 2013 were as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(975,826)	$(2,553,448)	$992,044
Net gains (losses) on disposal of investments	50,987	93,716	403,045
Net gains (losses) on trading assets	29,623	(245,495)	1,509
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	(103,169)	(86,172)	244,730
Impairment of goodwill	(22,966)	-	(23,987)
Loss on previously held equity interest in CreXus	-	-	(18,896)
Total	$(1,021,351)	$(2,791,399)	$1,598,445

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

2015 Compared with 2014

Net losses on interest rate swaps decreased by $1.6 billion for the year ended December 31, 2015 compared to the same period in 2014. Unrealized losses on interest rate swaps decreased $823.9 million, realized losses on termination of interest swaps decreased $552.9, and interest expense on interest rate swaps decreased $200.9 million for the year ended December 31, 2015 compared to the same period in 2014.

For the year ended December 31, 2015, we disposed of Residential Investment Securities with a carrying value of $23.9 billion for an aggregate net gain of $63.3 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Net gains (losses) on trading assets was $29.6 million for the year ended December 31, 2015 compared to ($245.5) million for the same period in 2014. The change was primarily attributable to gains on TBA derivatives for the year ended December 31, 2015 and lower net losses from interest rate swaptions for the year ended December 31, 2015 compared to the same period in 2014.

Net unrealized gains (losses) on financial instruments

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

measured at fair value through earnings was ($103.2) million for the year ended December 31, 2015 compared to ($86.2) million for the same period in 2014. The change was primarily attributable to higher losses on interest-only mortgage-backed securities for the year ended December 31, 2015 compared to the same period in 2014, partially offset by gains on certain commercial real estate debt investments for the year ended December 31, 2015.

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

For the year ended December 31, 2014, we disposed of Residential Investment Securities with a carrying value of $22.5 billion for an aggregate net gain of $94.5 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.

Net gains (losses) on trading assets was ($245.5) million for the year ended December 31, 2014 compared to $1.5 million for the same period in 2013. The change was primarily attributable to higher net losses from interest rate swaptions.

Net unrealized gains (losses) on financial instruments measured at fair value through earnings was ($86.2) million for the year ended December 31, 2014 compared to $244.7 million for the same period in 2013. The change was primarily attributable to the downward trend in interest rates experienced in 2014 compared to rising interest rates in 2013.

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

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Years Ended:	(dollars in thousands)
December 31, 2015	$200,240	0.25%	1.58%
December 31, 2014	$209,338	0.24%	1.61%
December 31, 2013	$232,081	0.22%	1.66%

2015 Compared with 2014

G&A expenses decreased $9.1 million to $200.2 million for the year ended December 31, 2015 compared to the same period in 2014. The decline was attributable to a lower management fee for the year ended December 31, 2015 compared to the same period in 2014.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Unrealized Gains and Losses

With our available-for-sale accounting treatment on our Agency mortgage-backed securities and debentures which represent the largest portion of assets on balance sheet, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under Accumulated Other Comprehensive Income (Loss).

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

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Unrealized gain	$480,336	$950,072
Unrealized loss	(857,932)	(745,189)
Net unrealized gain (loss)	$(377,596)	$204,883

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to reduce borrowing capacity under our investment policy.  A very large negative change in the net fair value of our available-for-sale Residential Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The fair value of these securities being less than amortized cost for the quarter ended December 31, 2015 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities and debentures are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government sponsored enterprise.

Net Income (Loss) and Return on Average Equity

We recorded net income of $465.7 million, which includes a ($0.8) million net loss attributable to a noncontrolling interest for the year ended December 31, 2015, a net loss of $842.3 million, which includes a ($0.2) million net loss attributable to a noncontrolling interest for the year ended December 31, 2014 and net income of $3.7 billion for the year ended December 31, 2013. Our return (loss) on average equity was 3.68%, (6.49%) and 26.70% for the years ended December 31, 2015, 2014 and 2013, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Years Ended:
December 31, 2015	8.92%	(3.57%)	(0.11%)	(1.58%)	0.02%	3.68%
December 31, 2014	9.98%	(15.16%)	0.34%	(1.61%)	(0.04%)	(6.49%)
December 31, 2013	9.92%	18.25%	0.25%	(1.66%)	(0.06%)	26.70%

(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2)	Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Financial Condition

Total assets were $75.2 billion and $88.4 billion as of December 31, 2015 and 2014, respectively. The change was primarily due to a $15.8 billion decrease in Agency mortgage-backed securities as we repositioned our Agency portfolio into TBA derivative contracts with a notional value of $13.8 billion at December 31, 2015.  This decrease was partially offset by a $3.3 billion increase in commercial real estate investments including $2.5 billion in assets held in consolidated VIEs.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of December 31, 2015:

	Residential					Commercial
	Agency MBS	TBAs	Agency Debentures	CRTs	Non-Agency MBS	CRE Debt & Preferred Equity Investments	Loans Held for Sale	Investments in CRE	Corporate Debt	Total(1)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$65,718,224	$14,169,775	$152,038	$456,510	$906,722	$4,260,645	$278,600	$535,946	$488,508	$72,797,193

Debt:
Repurchase agreements	55,472,998	13,761,000	-	142,853	435,581	179,428	-	-	-	56,230,860
Other secured financing	1,315,400	-	-	-	182,870	346,778	-	-	-	1,845,048
Securitized debt	-	-	-	-	-	2,540,711	-	-	-	2,540,711
Participation sold	-	-	-	-	-	13,286	-	-	-	13,286
Mortgages payable	-	-	-	-	-	-	-	334,707	-	334,707
Net Equity Allocated	$8,929,826	$408,775	$152,038	$313,657	$288,271	$1,180,442	$278,600	$201,239	$488,508	$11,832,581

Net Equity Allocated (%)	76%	3%	1%	3%	2%	10%	2%	2%	4%	100%
Debt/Net Equity Ratio	6.4:1	33.7:1	0.0:1	0.5:1	2.1:1	2.6:1	0.0:1	1.7:1	0.0:1	5.1:1	(2)

(1)	Excludes the TBA asset and debt balances.
(2)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statement of Financial Condition.

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2015 and December 31, 2014 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At  December 31, 2015 and December 31, 2014 we had on our Consolidated Statements of Financial Condition a total of $61.6 million and $19.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $5.0 billion and $5.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

We received mortgage principal repayments from Residential Investment Securities of $9.9 billion and $8.3 billion for the years ended December 31, 2015 and 2014, respectively. The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2015 and 2014 was 11% and 8%, respectively.  The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2015 and 2014 was 8.8% and 8.7%, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

The table below summarizes certain characteristics of our Residential Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$62,764,045	$77,391,804
Net Premium	3,301,510	4,118,679
Amortized Cost	66,065,555	81,510,483
Amortized Cost/Principal Amount	105.26%	105.32%
Carrying Value	65,680,037	81,711,172
Carrying Value / Principal Amount	104.65%	105.58%
Weighted Average Coupon Rate	3.68%	3.69%
Weighted Average Yield	2.82%	2.81%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$3,623,673	$3,870,609
Weighted Average Coupon Rate	3.06%	2.82%
Weighted Average Yield	2.90%	2.73%
Weighted Average Term to Next Adjustment	57 Months	35 Months
Weighted Average Lifetime Cap(2)	9.15%	7.95%
Principal Amount at Period End as % of Total Residential Investment Securities	5.77%	5.00%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$59,140,372	$73,521,195
Weighted Average Coupon Rate	3.72%	3.73%
Weighted Average Yield	2.82%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	94.23%	95.00%

Interest-Only Residential Investment Securities:
Notional Amount	$10,310,577	$8,008,538
Net Premium	1,649,742	1,230,471
Amortized Cost	1,649,742	1,230,471
Amortized Cost/Notional Amount	16.00%	15.36%
Carrying Value	1,553,457	1,222,434
Carrying Value/Notional Amount	15.07%	15.26%
Weighted Average Coupon Rate	3.97%	4.00%
Weighted Average Yield	8.89%	7.29%

(1)	Excludes interest-only mortgage-backed securities.
(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

The tables below summarize certain characteristics of our Residential Credit portfolio as of December 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR
(dollars in thousands)
Alt-A	$124,280	4.15%	9.38%	12.18%	7.40%
Prime	107,378	4.70%	1.42%	4.04%	4.37%
Subprime	110,050	1.91%	27.73%	21.55%	2.71%
Prime Jumbo (>=2010 Vintage)	197,201	3.50%	15.18%	-	3.94%
Prime Jumbo (>=2010 Vintage) Interest Only	15,272	0.44%	-	-	10.08%
Re-Performing Loan Securitizations	39,447	3.58%	52.08%	14.45%	2.81%
Credit Risk Transfer	456,510	4.34%	0.97%	0.08%	10.22%
Non-Performing Loan Securitizations	313,094	3.95%	51.96%	70.23%	(1.74%)
Total/Weighted Average	$1,363,232	2.64%	12.07%	12.40%	6.88%

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$90,429	$33,851	$124,280
Prime	40,440	66,938	107,378
Subprime	78,582	31,468	110,050
Prime Jumbo (>=2010 Vintage)	197,201	-	197,201
Prime Jumbo (>=2010 Vintage) Interest Only	15,272	-	15,272
Re-Performing Loan Securitizations	39,447	-	39,447
Credit Risk Transfer	-	456,510	456,510
Non-Performing Loan Securitizations	313,094	-	313,094
Total	$774,465	$588,767	$1,363,232

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest Only	Total
(dollars in thousands)
Alt-A	$19,753	$74,429	$30,098	$-	$124,280
Prime	38,587	68,791	-	-	107,378
Subprime	-	14,407	95,643	-	110,050
Prime Jumbo (>=2010 Vintage)	-	197,201	-	-	197,201
Prime Jumbo (>=2010 Vintage) Interest Only	-	-	-	15,272	15,272
Re-Performing Loan Securitizations	-	39,447	-	-	39,447
Credit Risk Transfer	-	-	456,510	-	456,510
Non-Performing Loan Securitizations	-	313,094	-	-	313,094
Total	$58,340	$707,369	$582,251	$15,272	$1,363,232

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of December 31, 2015.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.
The net swap payments will fluctuate based on monthly changes in the receive rate. As of December 31, 2015, the interest rate swaps had a net negative fair value of $1.7 billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$48,094,196	$8,036,664	$100,000	$-	$56,230,860
Interest expense on repurchase agreements(1)	229,595	82,467	694	-	312,756
Other secured financing	402,806	-	1,442,242	-	1,845,048
Interest expense on other secured financing(1)	993	808	471	-	2,272
Securitized debt of consolidated VIE (principal)	174,315	-	-	2,362,158	2,536,473
Mortgages payable (principal)	7,600	18,344	-	312,500	338,444
Participation sold (principal)	310	12,827	-	-	13,137
Long-term operating lease obligations	3,278	7,129	7,192	18,666	36,265
Total	$48,913,093	$8,158,239	$1,550,599	$2,693,324	$61,315,255

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2015, we received $9.9 billion from principal repayments and $24.8 billion in cash from disposal of Residential Investment Securities. During the year ended December 31, 2014, we received $8.3 billion from principal repayments and $22.7 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose or variable interest entities, which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

The Company has limited future funding commitments related to certain of its unconsolidated joint ventures.  In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures.  The Company believes that the likelihood of making any payments under these guarantees is remote, and has not accrued a related liability as of December 31, 2015.

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

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K.

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

Available Financial Resources (or AFR) is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

■ Common and preferred equity ■ Other forms of equity-like capital ■ Surplus credit reserves over expected losses ■ Other loss absorption instruments
In the event we fall short of our internal limits we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,359	9,476
Additional paid-in capital	14,675,768	14,786,509
Accumulated other comprehensive income (loss)	(377,596)	204,883
Accumulated deficit	(3,324,616)	(2,585,436)
Total stockholders’ equity	$11,895,974	$13,328,491

Common and Preferred Stock

The following table provides a summary of options activity for the periods presented:

	Option Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Years Ended:	(dollars in thousands, except per share data)
December 31, 2015	-	$-	221,000	$2,246
December 31, 2014	-	-	210,000	2,370
December 31, 2013	166,000	2,204	219,000	2,855

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the year ended December 31, 2015, we repurchased 11,949,530 shares of our common stock under this repurchase program for an aggregate amount of $114.3 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2015 or 2014.

Distributions to Stockholders

Our policy is to distribute at least 100% of our REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, we distribute such shortfall within the next year as permitted by the Code. REIT taxable income will differ from GAAP net income (loss) due to timing differences, such as the amortization/accretion of premiums/discounts from purchases of Residential Investment Securities and unrealized gains (losses) included in net income (loss).

We seek to generate income for distribution to our stockholders, typically by earning a spread between the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

yield on our assets and the cost of our borrowings. Our REIT taxable income, which serves as the basis for distributions to our stockholders,	is generated primarily from this spread income.

The following table provides a summary of stockholder distribution activity for the periods presented:

	For the Years Ended:
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$1,133,768	$1,137,079	$1,420,856
Distributions declared per common share	$1.20	$1.20	$1.50
Distributions paid to common stockholders after period end	$280,779	$284,293	$284,230
Distributions paid per common share after period end	$0.30	$0.30	$0.30
Date of distributions paid to common stockholders after period end	January 29, 2016	January 29, 2015	January 31, 2014
Dividends declared to Series A Preferred stockholders	$14,593	$14,593	$14,593
Dividends declared per Series A Preferred share	$1.97	$1.97	$1.97
Dividends declared to Series C Preferred stockholders	$22,875	$22,875	$22,875
Dividends declared per Series C Preferred share	$1.91	$1.91	$1.91
Dividends declared to Series D Preferred stockholders	$34,500	$34,500	$34,500
Dividends declared per Series D Preferred share	$1.88	$1.88	$1.88

Leverage and Capital

We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there continues to be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we will maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at December 31, 2015 and December 31, 2014 was 5.1:1 and 5.4:1, respectively.  Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at December 31, 2015 and December 31, 2014 was 6.0:1 and 5.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 13.3% and 15.1% at December 31, 2015 and December 31, 2014, respectively.

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

The risk appetite statement asserts to key parameters to guide our risk management activities.  For a full discussion of our risk parameters, refer to the section titled “Business Overview” of Part I. Item 1. “Business.”

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Governance

Risk management begins with our board of directors, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The board of directors exercises its oversight of risk management primarily through the Board Risk Committee (or BRC) and Board Audit Committee (or BAC).  The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies, our risk appetite and our capital, liquidity and funding practices. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

Risk assessment and risk management are the responsibility of our management. A series of management committees have oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Four primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee, Asset and Liability Committee, Investment Committee and the Financial Reporting and Disclosure Committee. Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations including oversight and approval authority over all aspects of our enterprise risk management.

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
– Operations
– IT / MIS
– Compliance
– Legal & Regulatory
– Reputational
– New business initiatives risk assessment
– Also responsible for monitoring and oversight of internal controls environment
Asset Liability Committee (ALCO)
– Oversight of portfolio risk, asset allocation, financing, and investment decisions across all business silos
–Risks overseen:
– Investment/Market
– Liquidity
– Credit
– Capital / Funding
– Counterparty
Investment Committee
– Review and approve specific investments (e.g., Commercial)
Financial Reporting and Disclosure Committee (FRDC)
– Oversight of all financial disclosure matters
– Monitoring of internal controls over financial reporting
– Oversight of SOX program
– Active monitoring of changes in GAAP/Tax standards and related applications

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

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets or an increase in the costs of financing caused by changes in market variables, such as interest rates, which affect the values of investment securities and other investment instruments.

Counterparty Risk
Risk to earnings, capital or business resulting from a counterparty's failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding and hedging activities.

Credit Risk
Risk to earnings, capital or business resulting from an obligor’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in lending, and investing activities.

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

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and directly through RCap, other secured financing including FHLB funding, securitized debt, mortgages and various forms of equity.  We maintain excess liquidity through high quality assets.

We conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered and longer-term maturity profile.

We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We enter into repurchase agreements primarily with national broker-dealers, commercial banks and other lenders that typically offer this type

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. At December 31, 2015, we had $56.2 billion of repurchase agreements outstanding.

Additionally, our wholly owned subsidiary, RCap, provides direct access to third party funding as a FINRA member broker-dealer. RCap raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (FICC), with FICC acting as the central counterparty. Since its inception in 2008, RCap has provided us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.

Our borrowings pursuant to repurchase transactions include repurchase agreements that have maturities that extend beyond three years. To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of December 31, 2015, the weighted average days to maturity was 151 days.

Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made.  Should prepayment speeds on the mortgages underlying our Agency and Residential mortgage-backed securities and/or market interest rates or other factors move suddenly and cause declines in the market value of assets posted as collateral, resulting margin calls may cause an adverse change in our liquidity position.

We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential and commercial investments through the FHLB. While a recent FHFA ruling requires captive insurance companies to terminate their FHLB membership, given the length of its membership Truman has been granted a five year sunset provision whereby its membership will expire in February 2021.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we maintain bilateral borrowing facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing.

At December 31, 2015, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $63.6 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the year ended December 31, 2015 compared to the same period in 2014, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2015.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
December 31, 2015	$57,483,870	$56,230,860	$214,674	$-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375
December 31, 2013	67,509,177	61,781,001	345,470	100,000

At December 31, 2015, the repurchase agreements outstanding had weighted average remaining maturities of 151 days and the following remaining maturities and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	December 31, 2015
	Repurchase Agreements	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	-	-
2 to 29 days	20,467,487	0.69%	36.4%
30 to 59 days	8,023,209	0.74%	14.3%
60 to 89 days	4,125,426	0.74%	7.3%
90 to 119 days	4,846,580	0.60%	8.6%
Over 120 days(1)	18,768,158	1.33%	33.4%
Total	$56,230,860	0.90%	100.0%

(1)	Approximately 14% of the total repurchase agreements had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of December 31, 2015:

		Weighted Average
	Principal Balance	Rate	Days to Maturity (3)
		(dollars in thousands)
Repurchase agreements	$56,230,860	0.90%	151
Other secured financing (1)	1,845,048	0.59%	1,423
Securitized debt of consolidated VIEs (2)	2,536,473	0.78%	2,537
Participation sold (2)	13,137	5.58%	487
Mortgages payable (2)	338,444	4.16%	3,155
Total indebtedness	$60,963,962

(1)	Represents advances from the Federal Home Loan Bank of Des Moines.
(2)	Non-recourse to the Company.
(3)	Determined based on estimated weighted-average lives of the underlying debt instruments.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of December 31, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,584,686	$184,572	$1,769,258
Investments, at carrying value:(1)
Agency mortgage-backed securities	60,678,548	5,032,520	65,711,068
Agency debentures	-	152,038	152,038
Credit risk transfer securities	184,160	272,350	456,510
Non-Agency mortgage-backed securities	744,783	161,939	906,722
Commerical real estate debt investments	2,911,828	-	2,911,828
Commercial real estate debt and preferred equity, held for investment	578,820	769,997	1,348,817
Loans held for sale	-	278,600	278,600
Corporate debt	-	488,508	488,508
Total financial assets	$66,682,825	$7,340,524	$74,023,349

(1)	The amounts reflected are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets as of December 31, 2015.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$1,769,258
Residential Investment Securities(2)	67,226,338
Commercial real estate debt investments	357,805
Commercial real estate debt and preferred equity, held for investment	316,117
Loans held for sale	278,600
Corporate debt	280,441
Total liquid assets	$70,228,559

Percentage of liquid assets to total assets	93.40%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $63.9 billion of assets that have been pledged as collateral against existing liabilities as of December 31, 2015. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

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

During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilites were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table below could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,769,258	$-	$-	$-	$1,769,258
Agency mortgage-backed securities (principal)	2,685	18,435	678,920	60,497,952	61,197,992
Agency debentures (principal)	-	-	158,802	-	158,802
Credit risk transfer securities (principal)	-	-	52,087	423,997	476,084
Non-Agency mortgage-backed securities (principal)	-	15,148	262,521	653,498	931,167
Commercial real estate debt investments (principal)	-	54,000	-	2,858,459	2,912,459
Corporate debt (principal)	7,583	-	7,500	478,734	493,817
Commercial real estate debt and preferred equity (principal)	133,500	289,072	799,538	133,312	1,355,422
Loans held for sale (principal)	-	-	280,000	-	280,000
Total financial assets	$1,913,026	$376,655	$2,239,368	$65,045,952	$69,575,001

Financial Liabilities:
Repurchase agreements	$32,616,122	$15,478,074	$8,036,664	$100,000	$56,230,860
Other secured financing	402,806	-	-	1,442,242	1,845,048
Securitized debt of consolidated VIE (principal)	48,496	125,819	-	2,362,158	2,536,473
Participation sold (principal)	48	262	12,827	-	13,137
Total financial liabilities	$33,067,472	$15,604,155	$8,049,491	$3,904,400	$60,625,518

Maturity gap	$(31,154,446)	$(15,227,500)	$(5,810,123)	$61,141,552	$8,949,483

Cumulative maturity gap	$(31,154,446)	$(46,381,946)	$(52,192,069)	$8,949,483

Interest rate sensitivity gap	$(9,437,700)	$(6,864,669)	$(2,871,936)	$28,123,788	$8,949,483

Cumulative rate sensitivity gap	$(9,437,700)	$(16,302,369)	$(19,174,305)	$8,949,483

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(13.56%)	(23.43%)	(27.56%)	12.86%

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

Investment/Market Risk Management

One of the primary risks we are subject to is interest rate risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2015. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(13.5%)	0.1%	0.5%
-50 Basis Points	(1.4%)	0.3%	1.5%
-25 Basis Points	3.5%	0.2%	1.3%
Base Interest Rate	-	-	-
+25 Basis Points	10.1%	(0.4%)	(2.1%)
+50 Basis Points	12.3%	(0.9%)	(5.0%)
+75 Basis Points	12.7%	(1.5%)	(8.7%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.5%	8.5%
-15 Basis Points	0.9%	5.1%
-5 Basis Points	0.3%	1.7%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.6%)
+15 Basis Points	(0.9%)	(4.9%)
+25 Basis Points	(1.4%)	(8.2%)

(1)	Scenarios include Residential Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
(2)	Scenarios include Residential Investment Securities and derivative instruments.
(3)	NAV represents book value of equity.

Credit Risk Management

Key risk parameters have been established to specify our credit risk appetite. We will seek to manage credit risk by making investments which conform within the firm’s specific investment policy parameters and optimize risk-return attributes.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on commercial real estate investments and corporate debt. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations.

We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of December 31, 2015 and December 31, 2014 was as follows:

Asset Portfolio (using balance sheet values)
Category	December 31, 2015	December 31, 2014
Agency mortgage-backed securities(1)	90.3%	96.2%
Agency debentures	0.2%	1.6%
Credit risk transfer securities	0.6%	-
Non-Agency mortgage-backed securities	1.2%	-
Commercial real estate(2) (3)	7.0%	2.0%
Corporate debt	0.7%	0.2%

(1)	Including TBAs held for delivery.
(2)	Net of unamortized origination fees.
(3)	Including loans held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Counterparty Risk Management

Our use of repurchase and derivative agreements and trading activities create exposure to counterparty risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our Agency mortgage-backed securities are financed with repurchase agreements by pledging our agency securities as collateral to the lender. The collateral we pledge usually exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The following table summarizes our exposure to counterparties by geography as of December 31, 2015:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	17	$42,616,062	$(1,218,614)	$3,029,260
Europe	10	10,032,884	(439,315)	729,688
Asia (non-Japan)	1	344,378	-	22,292
Japan	4	3,237,536	-	192,283
Total	32	$56,230,860	$(1,657,929)	$3,973,523

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Valuation of Financial Instruments

Residential Investment Securities

There is an active market for our Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities. Since we primarily invest in securities that can be valued using actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities. All internal market values are compared to external pricing sources and/or dealer quotes to determine reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Commercial Real Estate Investments

A commercial mortgage backed security classified as available-for sale must be evaluated for other-than-temporary impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an other-than-temporary impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations. For commercial real estate loans and preferred equity investments classified as held for investment,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

we apply significant judgment in in evaluating the need for a loss reserve.  Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses.  For commercial real estate loans held for sale, significant judgment may need to be applied in determining fair value of the loans and whether a valuation allowance is necessary.  Factors that may need to be considered to determine fair value of a loan held for sale include the borrower’s credit quality, liquidity and other market factors and the fair value of the underlying collateral.

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use a third-party supplied model to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. The results computed by the model are compared to projections computed by third party models for reasonableness. Gains or losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

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

Board
Refers to the board of directors of Annaly.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Credit Risk Transfer (CRT) Securities
Credit Risk Transfer securities are risk sharing transactions issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.

Current Face
The current remaining monthly principal on a mortgage security. Current face is computed by multiplying the original face value of the security by the current principal balance factor.

D

Dealer
Person or organization that underwrites, trades and sells securities, e.g., a principal market-maker in securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
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

Eurodollar
A U.S. dollar deposit held in Europe or elsewhere outside the United States.

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

Federal Home Loan Banks (FHLB)
U.S. Government-sponsored banks that provide reliable liquidity to member financial institutions to support housing finance and community investment.

Federal Housing Financing Agency (FHFA)
The FHFA is an independent regulatory agency that oversees vital components of the secondary mortgage market including Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Interest Bearing Liabilities
Refers to repurchase agreements, Convertible Senior Notes, securitized debt of consolidated VIEs, participation sold, FHLB Des Moines advances, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.

Interest Earning Assets
Refers to Residential Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt investments, commercial real estate debt and preferred equity interests and corporate debt. Average Interest Earning Assets is based on daily balances.

Interest-Only (IO) Bond
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets caused from changes in market variables, such as interest rates, which affect the values of residential investment securities and other investment instruments.

Investment Company Act
Refers to the Investment Company Act of 1940, as amended.

L

Leverage
The use of borrowed money to increase investing power and economic returns.

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders' equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, securitized debt of consolidated VIEs, Convertible Senior Notes, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carveouts.

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

Non-Performing Loan (NPL)
A loan that is close to defaulting or is in default.

Normalized
A measure that excludes the impact of the premium amortization adjustment.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral.  By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral.

Reinvestment Risk
The risk that interest income or principal repayments will have to be reinvested at lower rates in a declining rate environment.

Re-Performing Loan (RPL)
A type of loan in which payments were previously delinquent by at least 90 days but have resumed.

Repurchase Agreement
The sale of securities to investors with the agreement to buy them back at a higher price after a specified time period; a form of short-term borrowing. For the party on the other end of the transaction (buying the security and agreeing to sell in the future) it is a reverse repurchase agreement.

Residential Investment Securities
Refers to Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities.

Residual
In a CMO, the residual is the tranche that collects any cash flow from the collateral that remains after obligations to the other tranches have been met.

Return on Average Equity
Calculated by taking earnings divided by average stockholders' equity.

Reverse Repurchase Agreement
Refer to Repurchase Agreement. The buyer of securities provides a collateralized loan to the seller.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are contained within the section titled “Risk Management” of Part II. Item 7.	“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the related notes, together with the Report of Independent Registered Public	Accounting Firm thereon, are set forth beginning on page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed, (1) were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s CEO and CFO and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

●   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (or COSO) Internal Control-Integrated Framework (2013).

Based on management’s assessment management believes that as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria. The Company’s independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Annaly Capital Management, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Annaly Capital Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Annaly Capital Management Inc. and Subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 25, 2016

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B.   OTHER INFORMATION

On and effective as of February 23, 2016, the Board adopted certain amendments to the Amended and Restated Bylaws of the Company (the “Bylaws”).  The following is a summary of amendments to the Bylaws, which is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.11 hereto.  In addition to the amendments described below, the Bylaws include certain changes to clarify language, enhance consistency with Maryland law and make various technical revisions and non-substantive changes.

●	Removed the reference to the specific month in which the annual meeting of stockholders will be held in Article II, Section 2.

●
Amended Section 3(b) of Article II to clarify that stockholders may only call a special meeting to consider actions that may be properly considered at a meeting of stockholders, clarify the information that must be included in the Record Date Request Notice (as such term is defined in the Bylaws) and increase the amount of time stockholders have to provide the Special Meeting Request (as defined in the Bylaws) to the secretary of the Company from thirty days after the Request Record Date (as such term is defined in the Bylaws) to sixty days.

●
Updated Section 4 of Article II to provide that notice of a stockholders meeting may be given by electronic transmission and that notice of the date, time and place to which a meeting may be postponed must be given not less than ten days prior to such date.

●
Updated Article II, Section 5 to provide the chairman with the ability to conclude, recess or adjourn a meeting and updated Section 10 to provide the chairman of a meeting to appoint the inspector or inspectors.

●
Clarified in Article II, Section 6 that once a quorum has been established, stockholders present in person or by proxy may continue to transact business, notwithstanding the withdrawal from the meeting of enough stockholders to leave fewer than would be required to establish a quorum.

●
Amended Section 11 of Article II to (a) expand the information required to be disclosed by a stockholder making a proposal with respect to business or proposed nominees for director, (b) add a requirement that, unless the chairman of the meeting determines otherwise, a stockholder proposal or nominee for director shall not be considered at a meeting of stockholders unless the stockholder who has given the advance notice in accordance with the Bylaws appears in person at the meeting of stockholders to present such business or nomination and (c) add a requirement that any stockholder nominating an individual as a director or proposing other business must be a stockholder of record as of the record date for the meeting set by the Board.

●	Inserted language in Article III, Section 2 regarding the classification of the Board that was inadvertently omitted when the Bylaws were amended in March 2011.

●
Amended the definition of “Independent Director” in Article III, Section 2 to provide that any director of the Company who is also an officer, member or employee of either the Company or Annaly Management Company LLC is not an “Independent Director”.

●	Clarified the procedures relating to director resignation in Article III, Section 2.

●
Clarified the language in Article III, Section 12 to provide that directors shall not receive any stated salary, but may receive compensation based on other metrics (e.g., per year of service, per meeting attended or per visit to real property owned by the Company) as determined by the Board.

●	Amended Section 15 of Article III to more closely track Maryland’s statutory reliance rights.

●	Added a new Section 17 to Article III to provide for procedural flexibility in the event of an emergency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

●
Clarified in Article IV, Section 2 that any committee of the Board may delegate some or all of its powers to one or more subcommittees and Section 6 to provide that the Board has the power to appoint the chair of any committee of the Board.

●
Clarified in Article V, Section 11 the duties of the Treasurer and removed the outdated requirement that the Treasurer give the corporation a bond in connection with the performance of his or her duties.

●
Amended Section 1—3 of Article VII to better reflect the Company’s power to issue uncertificated shares and to make other revisions consistent with current practices for uncertificated share issuances and transfers.

●
Amended Article VII, Section 4 to remove obsolete language regarding the closing of transfer books in lieu of fixing a record date and to clarify that a meeting of stockholders may be adjourned or postponed to a date not more than 120 days after the original record date, without the need to set a new record date.

●
Clarified in Article XII that the Company may provide indemnification (a) without requiring a preliminary determination of the ultimate entitlement to indemnification, (b) to an individual who is made or threatened to be made a witness in a proceeding by reason of his or her service to the Company and (c) to individuals serving in certain additional capacities in certain additional types of entities at the request of the Company.  Provided that all rights to indemnification and advancement of expenses vest immediately upon an individual’s election as a director or officer of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2015.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2015.

We have adopted a Code of Business Conduct and Ethics within the meaning of Item 406(b) of Regulation S-K.  This Code of Business Conduct and Ethics applies to our principal executive officer, principal financial officer and principal accounting officer.  This Code of Business Conduct and Ethics is publicly available on our website at www.annaly.com.  We intend to satisfy the disclosure requirements regarding amendments to, or waivers from, certain provisions of this Code of Business Conduct and Ethics by posting on our website.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2015.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Exhibits, Financial Statement Schedules

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report.4

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

3.11	Amended and Restated Bylaws of the Registrant, adopted February 23, 2016. (filed herewith)

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Exhibits, Financial Statement Schedules

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
4.12
Form of Indenture between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-3 filed with the Securities and Exchange Commission on February 9, 2016).

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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Exhibits, Financial Statement Schedules

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

†           Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2015 and December 31, 2014; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Annaly Capital Management, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Annaly Capital Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 25, 2016

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,	December 31,
	2015	2014
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,584,686 and $1,584,701, respectively) (1)	$1,769,258	$1,741,244
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $60,678,548 and $74,006,480, respectively)	65,718,224	81,565,256
Agency debentures (including pledged assets of $0 and $1,368,350, respectively)	152,038	1,368,350
Credit risk transfer securities (including pledged assets of $184,160 and $0, respectively)	456,510	-
Non-Agency mortgage-backed securities (including pledged assets of $744,783 and $0, respectively)	906,722	-
Commercial real estate debt investments (including pledged assets of $2,911,828 and $0, respectively) (2)	2,911,828	-
Investment in affiliate	-	143,045
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $578,820 and $0, respectively) (3)	1,348,817	1,518,165
Loans held for sale	278,600	-
Investments in commercial real estate	535,946	210,032
Corporate debt	488,508	166,464
Reverse repurchase agreements	-	100,000
Interest rate swaps, at fair value	19,642	75,225
Other derivatives, at fair value	22,066	5,499
Receivable for investments sold	121,625	1,010,094
Accrued interest and dividends receivable	231,336	278,489
Receivable for investment advisory income (including from affiliate of $0 and $10,402, respectively)	-	10,402
Other assets	119,422	30,486
Goodwill	71,815	94,781
Intangible assets, net	38,536	37,835
Total assets	$75,190,893	$88,355,367

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$56,230,860	$71,361,926
Other secured financing	1,845,048	-
Convertible Senior Notes	-	845,295
Securitized debt of consolidated VIEs (4)	2,540,711	260,700
Participation sold	13,286	13,693
Mortgages payable	334,707	146,553
Interest rate swaps, at fair value	1,677,571	1,608,286
Other derivatives, at fair value	49,963	8,027
Dividends payable	280,779	284,293
Payable for investments purchased	107,115	264,984
Accrued interest payable	151,843	180,501
Accounts payable and other liabilities	53,088	47,328

Total liabilities	63,284,971	75,021,586

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 935,929,561 and 947,643,079 issued and outstanding, respectively	9,359	9,476
Additional paid-in capital	14,675,768	14,786,509
Accumulated other comprehensive income (loss)	(377,596)	204,883
Accumulated deficit	(3,324,616)	(2,585,436)
Total stockholders’ equity	11,895,974	13,328,491

Noncontrolling interest	9,948	5,290
Total equity	11,905,922	13,333,781
Total liabilities and equity	$75,190,893	$88,355,367

(1)	Includes cash of consolidated VIEs of $48.5 million and $0 at December 31, 2015 and 2014, respectively.
(2)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.6 billion and $0 at December 31, 2015 and 2014, respectively.
(3)
Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $262.7 million and $398.6 million carried at amortized cost, net of an allowance for losses of $0, at December 31, 2015 and 2014, respectively.

(4)	Includes securitized debt of consolidated VIEs carried at fair value of $2.4 billion and $0 at December 31, 2015 and 2014, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

	For The Years Ended December 31,
	2015	2014	2013
Net interest income:
Interest income	$2,170,697	$2,632,398	$2,918,127
Interest expense	471,596	512,659	624,714
Net interest income	1,699,101	2,119,739	2,293,413
Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(624,495)	(825,360)	(908,294)
Realized gains (losses) on termination of interest rate swaps	(226,462)	(779,333)	(101,862)
Unrealized gains (losses) on interest rate swaps	(124,869)	(948,755)	2,002,200
Subtotal	(975,826)	(2,553,448)	992,044
Net gains (losses) on disposal of investments	50,987	93,716	403,045
Net gains (losses) on trading assets	29,623	(245,495)	1,509
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	(103,169)	(86,172)	244,730
Impairment of goodwill	(22,966)	-	(23,987)
Loss on previously held equity interest in CreXus	-	-	(18,896)
Subtotal	(45,525)	(237,951)	606,401
Total realized and unrealized gains (losses)	(1,021,351)	(2,791,399)	1,598,445
Other income (loss):
Investment advisory income	24,848	31,343	43,643
Dividend income from affiliate	8,636	25,189	18,575
Other income (loss)	(47,201)	(12,488)	15,916
Total other income (loss)	(13,717)	44,044	78,134
General and administrative expenses:
Compensation and management fee	150,286	155,560	167,366
Other general and administrative expenses	49,954	53,778	64,715
Total general and administrative expenses	200,240	209,338	232,081
Income (loss) before income taxes	463,793	(836,954)	3,737,911
Income taxes	(1,954)	5,325	8,213
Net income (loss)	465,747	(842,279)	3,729,698
Net income (loss) attributable to noncontrolling interest	(809)	(196)	-
Net income (loss) attributable to Annaly	466,556	(842,083)	3,729,698
Dividends on preferred stock	71,968	71,968	71,968
Net income (loss) available (related) to common stockholders	$394,588	$(914,051)	$3,657,730
Net income (loss) per share available (related) to common stockholders:
Basic	$0.42	$(0.96)	$3.86
Diluted	$0.42	$(0.96)	$3.74
Weighted average number of common shares outstanding:
Basic	947,062,099	947,539,294	947,337,915
Diluted	947,276,742	947,539,294	995,557,026
Dividends declared per share of common stock	$1.20	$1.20	$1.50
Net income (loss)	$465,747	$(842,279)	$3,729,698
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(531,952)	3,048,291	(5,378,089)
Reclassification adjustment for net (gains) losses included in net income (loss)	(50,527)	(94,475)	(424,086)
Other comprehensive income (loss)	(582,479)	2,953,816	(5,802,175)
Comprehensive income (loss)	$(116,732)	$2,111,537	$(2,072,477)
Comprehensive income (loss) attributable to noncontrolling interest	(809)	(196)	-
Comprehensive income (loss) attributable to Annaly	(115,923)	2,111,733	(2,072,477)
Dividends on preferred stock	71,968	71,968	71,968
Comprehensive income (loss) attibutable to common stockholders	$(187,891)	$2,039,765	$(2,144,445)

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(dollars in thousands, except per share data)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total stockholders’ equity	Noncontrolling Interest	Total
BALANCE, December 31, 2012	177,088	290,514	445,457	9,472	14,740,774	3,053,242	(2,792,103)	15,924,444	-	15,924,444
Net income (loss) attributable to Annaly	-	-	-	-	-	-	3,729,698	3,729,698	-	3,729,698
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(5,378,089)	-	(5,378,089)	-	(5,378,089)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(424,086)	-	(424,086)	-	(424,086)
Exercise of stock options	-	-	-	2	2,202	-	-	2,204	-	2,204
Stock compensation expense	-	-	-	(2)	2,549	-	-	2,547	-	2,547
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,853	-	-	2,855	-	2,855
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	17,383	-	-	17,383	-	17,383
Disposal of subsidiary	-	-	-	-	-	-	20,923	20,923	-	20,923
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.50 per share	-	-	-	-	-	-	(1,420,856)	(1,420,856)	-	(1,420,856)
BALANCE, December 31, 2013	177,088	290,514	445,457	9,474	14,765,761	(2,748,933)	(534,306)	12,405,055	-	12,405,055
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(842,083)	(842,083)	-	(842,083)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(196)	(196)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	3,048,291	-	3,048,291	-	3,048,291
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(94,475)	-	(94,475)	-	(94,475)
Stock compensation expense	-	-	-	-	1,072	-	-	1,072	-	1,072
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,368	-	-	2,370	-	2,370
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	17,308	-	-	17,308	-	17,308
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	5,486	5,486
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	(1,137,079)	(1,137,079)	-	(1,137,079)
BALANCE, December 31, 2014	177,088	290,514	445,457	9,476	14,786,509	204,883	(2,585,436)	13,328,491	5,290	13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	466,556	466,556	-	466,556
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(809)	(809)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(531,952)	-	(531,952)	-	(531,952)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(50,527)	-	(50,527)	-	(50,527)
Stock compensation expense	-	-	-	-	1,156	-	-	1,156	-	1,156
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	2,244	-	-	2,246	-	2,246
Buyback of common stock	-	-	-	(119)	(114,141)	-	-	(114,260)	-	(114,260)
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	5,467	5,467
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	(1,133,768)	(1,133,768)	-	(1,133,768)
BALANCE, December 31, 2015	177,088	290,514	445,457	9,359	14,675,768	(377,596)	(3,324,616)	11,895,974	9,948	11,905,922

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For The Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$465,747	$(842,279)	$3,729,698
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	793,657	664,379	973,968
Amortization of commercial real estate investment premiums and discounts, net	(1,321)	616	(238)
Amortization of intangibles	7,309	1,390	2,614
Amortization of deferred financing costs	5,419	9,951	8,152
Amortization of net origination fees and costs, net	(4,263)	(4,917)	-
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	12,246	37,341	17,101
Depreciation expense	12,661	3,205	-
Net gain on sale of commercial real estate	-	(2,748)	-
Net gain on sale of commercial loans held for sale	(120)	-	-
Net (gains) losses on sales of Residential Investment Securities	(63,317)	(94,476)	(424,086)
Net (gain) loss on sale of investment in affiliate	12,450	-	-
Stock compensation expense	1,156	1,072	2,547
Impairment of goodwill	22,966	-	23,987
Loss on previously held equity interest in CreXus	-	-	18,896
Realized loss on disposal of subsidiary	-	-	21,041
Unrealized (gains) losses on interest rate swaps	124,869	948,755	(2,002,200)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	103,169	86,172	(244,730)
Equity in net income from unconsolidated joint venture	2,782	-	-
Distributions of cumulative earnings from unconsolidated joint venture	1,384	-	-
Net (gains) losses on trading assets	(29,623)	245,495	(1,509)
Originations of loans held for sale, net	(755,000)	-	-
Proceeds from sale of loans held for sale	458,270	-	-
Proceeds from repurchase agreements of RCap	2,029,822,000	881,680,774	1,453,216,892
Payments on repurchase agreements of RCap	(2,034,322,000)	(875,782,907)	(1,471,279,777)
Proceeds from reverse repurchase agreements	52,950,000	107,898,578	450,898,777
Payments on reverse repurchase agreements	(52,850,000)	(107,898,578)	(449,187,682)
Proceeds from securities borrowed	-	23,888,955	263,155,068
Payments on securities borrowed	-	(21,306,062)	(263,577,019)
Proceeds from securities loaned	-	41,939,298	484,836,546
Payments on securities loaned	-	(44,466,966)	(484,117,193)
Proceeds from U.S. Treasury securities	-	3,159,253	142,054,631
Payments on U.S. Treasury securities	-	(3,920,425)	(141,019,615)
Net payments on derivatives	55,214	(134,284)	(133,023)
Net change in:
Due to / from brokers	-	8,596	503
Other assets	(24,339)	(2,657)	3,897
Accrued interest and dividends receivable	47,893	(21,376)	141,207
Receivable for investment advisory income	10,402	(3,563)	10,891
Accrued interest payable	(28,658)	34,889	(25,975)
Accounts payable and other liabilities	2,028	987	3,909
Net cash provided by (used in) operating activities	(3,167,019)	6,128,468	(12,892,722)

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(19,703,098)	(38,626,689)	(39,071,377)
Proceeds from sales of Residential Investment Securities	24,801,165	22,654,547	54,328,560
Principal payments on Agency mortgage-backed securities	9,926,030	8,312,784	21,748,131
Proceeds from Agency debentures called	-	-	2,147,205
Proceeds from sale of investment in affiliate	126,402	-	-
Payments on purchases of corporate debt	(397,639)	(136,953)	(82,502)
Proceeds from corporate debt called	-	-	24,252
Principal payments on corporate debt	76,568	88,909	4,716
Acquisition of CreXus	-	-	(724,889)
Purchases of commercial real estate debt investments	(411,511)	-	-
Sales of commercial real estate debt investments	41,016	-	-
Purchase of securitized loans at fair value	(2,574,353)	-	-
Origination of commercial real estate investments, net	(480,450)	(246,833)	(984,743)
Proceeds from sale of commercial real estate investments	227,450	-	-
Principal payments on commercial real estate debt investments	10,820	-	-
Principal payments on securitized loans at fair value	78	-	-
Proceeds from sales of commercial real estate held for sale	-	26,019	20,192
Principal payments on commercial real estate investments	444,998	316,082	114,999
Purchase of investments in real estate	(274,856)	(190,743)	-
Investment in unconsolidated joint venture	(69,902)	-	-
Proceeds from derivatives	-	-	7,465
Purchase of equity securities	(102,198)	-	-
Proceeds from sales of equity securities	28,395	-	-
Payment on disposal of subsidiary	-	-	16,209
Net cash provided by (used in) investing activities	11,668,915	(7,802,877)	37,548,218

Statement continued on following page.

Cash flows from financing activities:
Proceeds from repurchase agreements	202,273,148	195,370,377	381,641,327
Principal payments on repurchase agreements	(212,904,214)	(191,687,319)	(404,583,138)
Payments on maturity of convertible senior notes	(857,541)	-	-
Proceeds from other secured financing	2,554,913	-	-
Payments on other secured financing	(709,865)	-	-
Proceeds from issuance of securitized debt	2,382,810	260,700	-
Principal repayments on securitized debt	(86,648)	-	-
Principal repayments on securitized loans	201	-	-
Payment of deferred financing cost	(2,608)	(6,382)	-
Proceeds from exercise of stock options	-	-	2,204
Net proceeds from direct purchases and dividend reinvestments	2,246	2,370	2,855
Proceeds from mortgages payable	192,375	127,325	-
Principal payments on participation sold	(296)	(309)	(200)
Principal payments on mortgages payable	(360)	(47)	-
Contributions from noncontrolling interests	6,116	5,486	-
Distributions to noncontrolling interests	(649)	-	-
Net payment on share repurchase	(114,260)	-	(141,149)
Dividends paid	(1,209,250)	(1,208,984)	(1,640,748)
Net cash provided by (used in) financing activities	(8,473,882)	2,863,217	(24,718,849)
Net (decrease) increase in cash and cash equivalents	28,014	1,188,808	(63,353)
Cash and cash equivalents, beginning of period	1,741,244	552,436	615,789
Cash and cash equivalents, end of period	$1,769,258	$1,741,244	$552,436
Supplemental disclosure of cash flow information:
Interest received	$2,965,887	$3,307,238	$4,035,661
Dividends received	$12,684	$25,189	$21,624
Investment advisory income received	$35,250	$27,780	$54,534
Interest paid (excluding interest paid on interest rate swaps)	$427,632	$496,033	$656,648
Net interest paid on interest rate swaps	$612,111	$812,108	$885,234
Taxes paid	$1,929	$8,314	$10,447
Noncash investing activities:
Receivable for investments sold	$121,625	$1,010,094	$1,193,730
Payable for investments purchased	$107,115	$264,984	$764,131
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(582,479)	$2,953,816	$(5,802,175)
Reclassification of loans held for sale to investments in commercial real estate	$18,500	$-	$-
Noncash financing activities:
Dividends declared, not yet paid	$280,779	$284,293	$284,230
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$-	$17,308	$17,383

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

 1.    DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, Agency debentures, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, commercial real estate assets and corporate debt. The Company’s principal business objectives are to generate net income for distribution to its stockholders from its investments and capital preservation. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

The Company’s business operations are primarily comprised of the following:

-  Annaly, the parent company, which invests primarily in Agency mortgage-backed securities and related derivatives to hedge these investments. Its portfolio also includes residential credit investments such as CRTs and non-Agency mortgage-backed securities.
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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $1.6 billion at December 31, 2015 and December 31, 2014.

Fair Value Measurements – The Company reports various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.
Agency Mortgage-Backed Securities, Agency Debentures, Non-Agency Mortgage-Backed Securities and CRT Securities – The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”). These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae, as well as CRT securities. CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. The Company also invests in non-Agency mortgage-backed securities such as those issued in non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.

Agency mortgage-backed securities, Agency debentures, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Residential Investment Securities.” Although the Company generally intends to hold most of its Residential Investment Securities until maturity, it may, from time to time, sell any of its Residential Investment Securities as part of the overall management of its portfolio. Residential Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). The fair value of Residential Investment Securities classified as available-for-sale are estimated by management and are compared to independent sources for reasonableness.  Residential Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting.  The Company previously changed its accounting policy for determining the realized gains and losses on sales of Residential Investment Securities from the average cost method to the specific identification method.  The Company determined that the specific identification method was preferable because it more accurately matches gains or losses with costs and is the methodology predominantly used by its industry peers, among other considerations.  The impact of the change was immaterial to the consolidated financial statements and prior periods.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company recognizes income under the retrospective method on substantially all of its Residential Investment Securities classified as available-for-sale for which it has not elected the fair value option. Premiums and discounts associated with the purchase of Residential Investment Securities are amortized or accreted into income over the remaining projected lives of the securities. Using a third-party supplied model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the security’s acquisition.  The amortized cost of the investment is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition.  The adjustment to amortized cost is offset with a charge or credit to interest income.  Changes in interest rates and other market factors will impact prepayment speed projections.

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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

Goodwill and Intangible Assets – The Company’s acquisitions are accounted for using the acquisition method. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The purchase prices are allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired is recognized as goodwill.

The Company tests goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value.  An impairment of the goodwill associated with the Company’s acquisition of Fixed Income Discount Advisory Company (“FIDAC”) was recorded in the year ended December 31, 2015.

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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of December 31, 2015 and 2014, respectively.

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

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Origination fees and costs, premiums and discounts are amortized or accreted into interest income, where required by US GAAP, over the estimated life of the loan. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Loans held for sale in the accompanying Consolidated Statements of Financial Condition. Any deferred origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis. The Company has elected the fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate.  Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary.  Origination fees and costs, premiums and discounts are amortized or accreted into interest income over the estimated life of the investment. Interest income is recognized as earned determined by the stated coupon and outstanding principal balance.  See “Commercial Real Estate Investments” footnote for additional information.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

Investments in commercial real estate are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category                                                                                     Term
Building                                                                                       30 - 40 years
Site improvements                                                                     1 - 28 years

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

Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of the commercial real estate loans and preferred equity interests held for investment (collectively referred to as "CRE Debt and Preferred Equity Investments") and their contractual terms. Premiums and discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the projected lives of the CRE Debt and Preferred Equity Investments using the interest method.

Corporate Debt

Corporate Loans – The Company’s investments in corporate debt that are loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff.  These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method. These investments typically take the form of senior secured loans primarily in first lien and second lien loans. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to the least amount of credit risk given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the significant majority of the Company’s investments have been funded term loans versus bonds.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

Corporate Debt Securities – The Company’s investments in corporate debt that are debt securities are designated as held-to-maturity when the Company has the intent and ability to hold the investment until maturity. These investments are carried at their principal balance outstanding plus any premiums or discounts less other-than-temporary impairment.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method.

Other-Than-Temporary Impairment –Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis).  The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss).  If the fair value is less than the cost of a held-to maturity-security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security.  There was no other-than-temporary impairment recognized for the years ended December 31, 2015, 2014 and 2013.

Allowance for Losses – The Company evaluates the need for a loss reserve on its CRE Debt and Preferred Equity Investments and its corporate loans. A provision for losses related to CRE Debt and Preferred Equity Investments and corporate loans, including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectable.

Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the CRE Debt and Preferred Equity Investments as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers, verifies loan compliance packages if applicable and analyzes current results relative to budgets and sensitivities performed at inception of the investment.  Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

The Company may be exposed to various levels of credit risk depending on the nature of its investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include evaluation of the underlying borrowers’ ability to manage and operate their respective properties or companies.  Management reviews loan-to-value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan-to-value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan.  Management also reviews economic trends, both macro and those affecting the property specifically, and the supply and demand of competing projects in the sub-market in which each subject property is located.  Management monitors the financial condition and operating results of its corporate borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

In connection with the quarterly surveillance review process, loans are assigned an internal risk rating.  Effective December 31, 2015, the loan risk ratings were enhanced to conform to guidance provided by the Office of the Controller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on loan-to-values and the net operating income debt yields of the underlying collateral of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations.  The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Closely Monitored”, “Special Mention”, “Substandard”, “Doubtful” or “Loss”.  Performing loans meet all present contractual obligations.  Special Mention loans exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible.    The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.

No allowance for loan losses was deemed necessary as of December 31, 2015 and December 31, 2014.

Broker Dealer Activities

In January 2014, RCap ceased its trading activity in U.S. Treasury securities, derivatives and securities borrowed and loaned transactions.

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could potentially have a material effect on the Company’s consolidated financial statements:

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related presentation of instrument-specific credit risk of liabilities accounted for under the fair value option)	Expected to impact disclosures only and not have a significant impact on the consolidated finanical statements.
ASU 2015-16 Business Combinations (Topic 805) Simplifying the Accounting Measurement-Period Adjustments	This amendment removes the requirement to present adjustments to provisional amounts retrospectively. The update requires that an acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts.	January 1, 2016 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2015-10, Technical Corrections and Improvements	This perpetual project updates the Codification for technical corrections and improvements.	January 1, 2016 (early adoption permitted), for amendments subject to transition guidance	Not expected to have a significant impact on the consolidated financial statements.
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
		January 1, 2016 (early adoption permitted)	Impacted presentation only and did not have a significant impact on the consolidated financial statements.
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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

4.    RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that were carried at their fair value as of December 31, 2015 and 2014:

	December 31, 2015
Agency	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
	(dollars in thousands)
Fixed-rate passthrough	$57,339,705	$3,270,521	$(2,832)	$60,607,394	$400,350	$(824,862)	$60,182,882
Adjustable-rate passthrough	2,894,192	61,781	(6,427)	2,949,546	70,849	(10,317)	3,010,078
CMO	964,095	27,269	(477)	990,887	9,137	(12,945)	987,079
Debentures	158,802	-	(648)	158,154	-	(6,116)	152,038
Interest-only	9,499,332	1,634,312	-	1,634,312	18,699	(114,826)	1,538,185
Total Agency investments	$70,856,126	$4,993,883	$(10,384)	$66,340,293	$499,035	$(969,066)	$65,870,262

Residential Credit
CRT	$476,084	$2,225	$(12,840)	$465,469	$250	$(9,209)	$456,510
Legacy(2)	378,527	773	(37,150)	342,150	698	(1,140)	341,708
NPL/RPL	354,945	19	(1,270)	353,694	19	(1,172)	352,541
New issue	197,695	566	-	198,261	-	(1,060)	197,201
New issue interest-only	811,245	15,430	-	15,430	-	(158)	15,272
Total residential credit securities	$2,218,496	$19,013	$(51,260)	$1,375,004	$967	$(12,739)	$1,363,232

Total Residential Investment Securities	$73,074,622	$5,012,896	$(61,644)	$67,715,297	$500,002	$(981,805)	$67,233,494

	December 31, 2014
Agency	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
	(dollars in thousands)
Fixed-rate passthrough	$69,907,363	$4,018,054	$(4,096)	$73,921,321	$791,607	$(667,248)	$74,045,680
Adjustable-rate passthrough	2,620,610	34,577	(12,574)	2,642,613	126,615	(303)	2,768,925
CMO	3,455,026	85,624	(1,530)	3,539,120	27,659	(38,562)	3,528,217
Debentures	1,408,805	-	(1,376)	1,407,429	-	(39,079)	1,368,350
Interest-only	8,008,538	1,230,471	-	1,230,471	36,120	(44,157)	1,222,434
Total Agency investments	$85,400,342	$5,368,726	$(19,576)	$82,740,954	$982,001	$(789,349)	$82,933,606

Total Residential Investment Securities	$85,400,342	$5,368,726	$(19,576)	$82,740,954	$982,001	$(789,349)	$82,933,606

(1)
Unrealized gains and losses on Agency investments, excluding Interest-only investments, are reported as a component of other comprehensive income (loss). Unrealized gains and losses on residential credit securities and Agency Interest-only investments are generally reported in net unrealized gains (losses) on financial instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Legacy residential credit refers to securities whose underlying collateral was securitized prior to 2009.

The following tables present the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of December 31, 2015 and 2014:

Investment Type	December 31, 2015	December 31, 2014
	(dollars in thousands)
Fannie Mae	$42,647,075	$51,602,719
Freddie Mac	22,960,595	29,840,701
Ginnie Mae	110,554	121,836
Total	$65,718,224	$81,565,256

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages. The following table summarizes the Company’s available-for-sale Residential Investment Securities as of December 31, 2015 and 2014, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

	December 31, 2015		December 31, 2014
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$37,862	$37,850	$43,248	$42,831
Greater than one year through five years	20,278,111	20,066,435	42,222,115	41,908,589
Greater than five years through ten years	46,473,701	47,174,319	40,235,618	40,347,663
Greater than ten years	443,820	436,693	432,625	441,871
Total	$67,233,494	$67,715,297	$82,933,606	$82,740,954

The weighted average lives of the Agency mortgage-backed securities at December 31, 2015 and 2014 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities and debentures, accounted for as available-for-sale, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	20,072,072	(164,259)	463	4,051,747	(9,930)	76
12 Months or More	21,705,764	(689,981)	189	36,424,528	(735,262)	281
Total	41,777,836	(854,240)	652	40,476,275	(745,192)	357

(1)	Excludes Interest-only mortgage-backed securities.

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

During the year ended December 31, 2015, the Company disposed of $23.9 billion of Residential Investment Securities, resulting in a realized gain of $63.3 million. During the year ended December 31, 2014, the Company disposed of $22.5 billion of Residential Investment Securities, resulting in a realized gain of $94.5 million. During the year ended December 31, 2013, the Company disposed of $56.8 billion of Residential Investment Securities, resulting in a realized gain of $424.1 million.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities. Agency interest-only mortgage-backed securities in the Company’s portfolio as of December 31, 2015 and 2014 had net unrealized gains (losses) of ($96.1) million and ($8.0) million and an amortized cost of $1.6 billion and $1.2 billion, respectively.

5.   COMMERCIAL REAL ESTATE INVESTMENTS

In September 2015, the Company originated a $592.0 million acquisition financing with respect to a 24-building New York City multifamily apartment portfolio. This financing was comprised of a $480.0 million senior mortgage loan ($476.6 million, net of origination fees), and mezzanine debt with an initial principal balance of $72.0 million and a future funding component of $20.0 million. The senior mortgage loan was held for sale as of September 30, 2015. On November 6, 2015, the Company sold $461.5 million of the senior loan to an unrelated third party and recognized $0.2 million of gain on sale.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County California.  As of December 31, 2015, such financing is comprised of a $280.0 million senior mortgage loan ($278.6million, net of origination fees), and mezzanine debt with an initial principal balance of $55.0 million
($52.7 million, net of origination) and a future funding component of $30.0 million. The senior mortgage loan was held for sale as of December 31, 2015.

At December 31, 2015 and 2014, commercial real estate investments held for investment were composed of the following:

CRE Debt and Preferred Equity Investments

	December 31, 2015			December 31, 2014
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	387,314	385,838	28.6%	384,304	383,895	25.2%
Senior securitized mortgages(3)	263,072	262,703	19.4%	399,541	398,634	26.3%
Mezzanine loans	582,592	578,503	43.0%	522,474	522,731	34.4%
Preferred equity	122,444	121,773	9.0%	214,653	212,905	14.1%
Total (4)	$1,355,422	$1,348,817	100.0%	$1,520,972	$1,518,165	100.0%

(1)	Carrying value includes unamortized origination fees of $8.1 million and $3.0 million as of December 31, 2015 and December 31, 2014, respectively.
(2)	Based on outstanding principal.
(3)	Assets of consolidated VIEs.
(4)	Excludes Loans held for sale.

	December 31, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	293,925	-	195,312	-	489,237
Principal payments	(243,270)	(136,469)	(153,693)	(92,210)	(625,642)
Sales (principal)	(46,945)	-	-	-	(46,945)
Amortization & accretion of (premium) discounts	(142)	-	(232)	517	143
Net (increase) decrease in origination fees	(3,702)	(279)	(4,806)	-	(8,787)
Amortization of net origination fees	2,077	817	691	561	4,146
Transfers	-	-	18,500	-	18,500
Allowance for loan losses	-	-	-	-	-
Net carrying value (2)	$385,838	$262,703	$578,503	$121,773	$1,348,817

(1)	Assets of consolidated VIE.
(2)	Excludes Loans held for sale.

	December 31, 2014
	Senior Mortgages	Senior Securitized Mortgages(1)	Subordinate Notes	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$667,299	$-	$41,408	$628,102	$247,160	$1,583,969
Originations & advances (principal)	127,112	-	-	122,742	-	249,854
Principal payments	(12,756)	-	(41,059)	(227,151)	(35,116)	(316,082)
Sales (principal)	-	-	-	-	-	-
Amortization & accretion of (premium) discounts	(138)	-	(349)	(1,093)	108	(1,472)
Net (increase) decrease in origination fees	(2,427)	(116)	-	(478)	-	(3,021)
Amortization of net origination fees	2,783	772	-	609	753	4,917
Transfers	(397,978)	397,978	-	-	-	-
Allowance for loan losses	-	-	-	-	-	-
Net carrying value	$383,895	$398,634	$-	$522,731	$212,905	$1,518,165

(1)	Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

	December 31, 2015
			Internal Ratings
Investment Type	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Closely-Monitored	Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$387,314	28.6%	$71,000	$283,148	$33,166	$-	$-	$-	$387,314
Senior securitized mortgages(2)	263,072	19.4%	106,770	15,500	140,802	-	-	-	263,072
Mezzanine loans	582,592	43.0%	342,493	219,969	20,130	-	-	-	582,592
Preferred equity	122,444	9.0%	-	81,944	40,500	-	-	-	122,444
	$1,355,422	100.0%	$520,263	$600,561	$234,598	$-	$-	$-	$1,355,422

(1)	Excludes Loans held for sale.
(2)	Assets of consolidated VIE.

	December 31, 2014
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Closely-Monitored	Special Mention	Substandard(1)	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$384,304	25.2%	$26,000	$-	$345,330	$12,974	$-	$-	$384,304
Senior securitized mortgages(2)	399,541	26.3%	201,365	168,770	29,406	-	-	-	399,541
Mezzanine loans	522,474	34.4%	442,414	58,587	21,473	-	-	-	522,474
Preferred equity	214,653	14.1%	90,769	9,000	114,884	-	-	-	214,653
	$1,520,972	100.0%	$760,548	$236,357	$511,093	$12,974	$-	$-	$1,520,972

(1)	Related to one loan on non-accrual status.
(2)	Assets of consolidated VIE.

Real Estate Acquisitions

In July 2015, a joint venture, in which the Company has a 90% interest, acquired a single tenant retail property located in Chillicothe, Ohio for a purchase price of $11.0 million. The property is contiguous to a shopping center already owned by the joint venture. The property is leased to a major home improvement retail store through 2020 with three, five year extension options. The purchase price was funded with cash and a new $7.7 million, 10-year, 4.43% fixed rate interest-only mortgage loan. The fair value of the 10% non-controlling interest in the joint venture at the acquisition date was $0.4 million.  The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

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

In October 2015, a joint venture, in which the Company has a 93.7% interest, acquired a multifamily property located in Washington DC for a purchase price of $75.0 million. The purchase price was funded with cash and a new $57.5 million,

10-year, 4.23% fixed rate interest-only mortgage loan. The fair value of the 6.3% non-controlling interest in the joint venture at the acquisition date was $1.3 million.  The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

In October 2015, a joint venture, in which the Company has a 90% interest, acquired a multi-tenant retail property located in Grass Valley, California for a purchase price of $37.75 million. The purchase price was funded with cash and a new $25.90 million, 10-year, interest-only floating rate mortgage loan. The fair value of the 10% non-controlling interest in the joint venture at the acquisition date was $1.3 million.  The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

In November 2015, a joint venture, in which the Company has a 95% interest, acquired a portfolio of 11 multi-tenant retail properties located in the suburbs of Dallas-Fort Worth, Texas for a purchase price of $131.95 million. The purchase price was funded with cash and two loans, an $81.32 million 10-year, 4.61% fixed rate interest-only loan and a $7.2 million one year floating rate loan. The fair value of the 5% non-controlling interest in the joint venture at the acquisition date was $2.4 million.  The fair value of the acquisition and the related non-controlling interest was determined based on the purchase price.

The following table summarizes acquisitions of real estate held for investment during 2015:

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

December 31, 2015
Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)
July 2015	Single Tenant Retail	Ohio	$11,000	4.8
August 2015	Multi Tenant Retail	Florida	$18,900	4.1
October 2015	Multifamily Property	Washington, DC	$75,000	0.5
October 2015	Multi Tenant Retail	California	$37,750	3.3
November 2015	Multi Tenant Retail	Texas	$131,950	3.9

(1)	Does not include extension options.

The aforementioned acquisitions were accounted for using the acquisition method of accounting. The Company incurred approximately $4.5 million of transaction costs in connection with the 2015 acquisitions, which were expensed during the year ended December 31, 2015 and are reflected in Other general and administrative expenses in the accompanying Consolidated Statements of Comprehensive Income (Loss).

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
The following table presents the aggregate allocation of the purchase price for acquisitions during the year ended December 31, 2015:

	Location
	Ohio	Florida	Washington, DC	California	Texas (1)	Total
	(dollars in thousands)
Purchase Price Allocation:
Land	$2,282	$3,780	$31,999	$9,872	$26,390	$74,323
Buildings	8,256	15,120	41,115	24,109	105,560	194,160
Site improvements	639	-	690	2,182	-	3,511
Tenant Improvements	671	-	-	1,362	-	2,033
Real estate held for investment	11,848	18,900	73,804	37,525	131,950	274,027

Intangible assets (liabilities):
Leasehold intangible assets	1,269	-	1,196	3,891	-	6,356
Above market lease	-	-	-	1,067	-	1,067
Below market lease value	(2,117)	-	-	(4,733)	-	(6,850)
Total purchase price	$11,000	$18,900	$75,000	$37,750	$131,950	$274,600

(1)
The purchase price allocation is preliminary pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities and therefore subject to change.

The following table presents the aggregate final allocation of the purchase price for 2014 acquisitions:

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

The weighted average amortization period for intangible assets and liabilities as of December 31, 2015 and 2014 is 7.9 years and 4.5 years, respectively.  Above market leases and leasehold intangible assets are included in Other assets and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.
Refer to Equity Method Investments below for additional details related to real estate investment activity during the year ended December 31, 2015.

Total Commercial Real Estate Investment

	December 31, 2015	December 31, 2014
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$113,494	$38,117
Buildings and improvements	373,603	176,139
Subtotal	487,097	214,256
Less: accumulated depreciation	(16,886)	(4,224)
Total real estate held for investment, at amortized cost, net	470,211	210,032
Equity in unconsolidated joint ventures	65,735	-
Investments in commercial real estate, net	$535,946	$210,032

Depreciation expense was $12.7 million and $3.2 million for the year ended December 31, 2015 and 2014, respectively and is included in General and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2015 for consolidated investments in real estate are as follows (in thousands):

December 31, 2015
(dollars in thousands)
2016	$37,030
2017	29,901
2018	26,100
2019	21,772
2020	17,444
Later years	53,047
$185,294

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

Mortgage loans payable as of December 31, 2015 and 2014, were as follows:

December 31, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$292,658	$296,325	2.30% to 4.61%	Floating (1)	2016 and 2025	First liens
Tennessee	12,228	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,012	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,365	16,308	3.50%	Fixed	1/1/2017	First liens
Nevada	2,444	2,436	3.45%	Floating (2)	3/29/2017	First liens
	$334,707	$338,444

(1)	Includes a mortgage whose rate is fixed via an interest rate swap (pay fixed 4.31%, receive floating rate of L+215).
(2)	Includes a mortgage whose rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2014
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Venture	$103,950	$103,950	4.03%	Fixed	12/6/2024	First liens
Tennessee	12,350	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,025	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,709	16,600	3.50%	Fixed	1/1/2017	First liens
Nevada	2,519	2,505	3.45%	Floating (1)	3/29/2017	First liens
	$146,553	$146,430

(1)	Rate is fixed via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of December 31, 2015:

Mortgage Loan Principal Payments
(dollars in thousands)
2016	$7,600
2017	18,344
2018	-
2019	23,375
2020	-
Later years	289,125
$338,444

Equity Method Investments

In August 2015, the Company acquired a portfolio of six retail properties located in New York, Indiana, Kentucky, and Illinois through a newly formed joint venture partnership and contributed approximately $57.7 million of capital. The Company has an eighty five percent interest in the joint venture, but as all major decisions require unanimous consent by the joint venture partners, the Company is not considered to have a controlling financial interest and accounts for its investment under the equity method of accounting.
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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

The Company incurred approximately $4.3 million of costs in connection with the securitization that have been capitalized and are being amortized to interest expense.  Deferred financing costs are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

As of December 31, 2015 the carrying value of the Trust’s assets was $262.7 million, net of $0.4 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of December 31, 2015, the carrying value of the Trust’s liabilities was $173.8 million, net of $0.5 of deferred financing costs, classified as Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.4 billion and $1.3 billion, respectively, at December 31, 2015.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $1.2 billion and $1.1 billion, respectively, at December 31, 2015. FREMF 2015-KLSF and FREMF 2015-KF07 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $187.1 million. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed. The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.	The statement of financial condition of the FREMF Trusts that is reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2015 is as follows:

December 31, 2015
(dollars in thousands)
Assets
Senior securitized commercial mortgages carried at fair value	$2,554,023
Accrued interest receivable	4,994

Total assets	$2,559,017

Liabilities and equity
Securitized debt (non-recourse) at fair value	$2,366,878
Accrued interest payable	4,183
$2,371,061

Equity	187,956
Total liabilities and equity	$2,559,017

The FREMF Trust mortgage loans had an unpaid principal balance of $2.6 billion at December 31, 2015.   As of December 31, 2015 there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of December 31, 2015 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
The statement of comprehensive income (loss) of the FREMF Trusts that is reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) at December 31, 2015 is as follows:

For the period February 25, 2015 to December 31, 2015
(dollars in thousands)
Net interest income:
Interest income	$39,607
Interest expense	13,584
Net interest income	26,023

Other income (loss):
Unrealized gain (loss) on financial instruments at fair value (1)	(4,383)
Guarantee fees and servicing costs	13,897
Other income (loss)	(18,280)
General and administration expenses	58
Net income	$7,685

(1)	Included in Net unrealized gains (losses) on financial instruments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF Trusts as of December 31, 2015 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

Securitized Loans at Fair Value Geographic Concentration of Credit Risk
Property Location	Principal Balance	% of Balance
	(dollars in thousands)
Texas	$749,569	29.4%
North Carolina	537,375	21.0%
Florida	391,138	15.3%
Ohio	197,455	7.7%

6. CORPORATE DEBT The Company invests in corporate loans and corporate debt securities through the MML subsidiary.	The industry and rate sensitivity dispersion of the portfolio as of December 31, 2015 are as follows:

	Industry Dispersion
	Fixed Rate	Floating Rate	Total
	(dollars in thousands)

Healthcare	$-	$105,582	$105,582
Security services	74,682	-	74,682
Technology	-	73,758	73,758
Business services	-	54,536	54,536
Agriculture and protein processing	-	41,979	41,979
Food & beverage	-	28,286	28,286
Mining & minerals	-	24,666	24,666
Consumer products	-	23,222	23,222
Manufacturing	-	7,475	7,475
Education services	-	21,230	21,230
Pharmaceutical	-	20,395	20,395
Packaging	-	12,697	12,697
Total	$74,682	$413,826	$488,508

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers as of December 31, 2015.

December 31, 2015
(dollars in thousands)

First lien loans	$280,441
Second lien loans	133,385
Second lien notes	74,682
Total	$488,508

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

U.S. Treasury securities, futures contracts and investment in affiliate are valued using quoted prices for identical instruments in active markets. Residential Investment Securities, interest rate swaps, swaptions and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews and indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

The Residential Investment Securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierachy.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

Additionally, as discussed in the “Commercial Real Estate Investments” footnote, Commercial real estate debt investments carried at fair value are classified as Level 2.	The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
December 31, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$65,718,224	$-	$65,718,224
Agency debentures	-	152,038	-	152,038
Credit risk transfer securities	-	456,510	-	456,510
Non-Agency mortgage-backed securities	-	906,722	-	906,722
Commercial real estate debt investments	-	2,911,828	-	2,911,828
Interest rate swaps	-	19,642	-	19,642
Other derivatives	12,443	9,623	-	22,066
Total assets	$12,443	$70,174,587	$-	$70,187,030
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,366,878	$-	$2,366,878
Interest rate swaps	-	1,677,571	-	1,677,571
Other derivatives	32,778	17,185	-	49,963
Total liabilities	$32,778	$4,061,634	$-	$4,094,412

	Level 1	Level 2	Level 3	Total
December 31, 2014	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$81,565,256	$-	$81,565,256
Agency debentures	-	1,368,350	-	1,368,350
Investment in affiliate	143,045	-	-	143,045
Interest rate swaps	-	75,225	-	75,225
Other derivatives	117	5,382	-	5,499
Total assets	$143,162	$83,014,213	$-	$83,157,375
Liabilities:
Interest rate swaps	$-	$1,608,286	$-	$1,608,286
Other derivatives	3,769	4,258	-	8,027
Total liabilities	$3,769	$1,612,544	$-	$1,616,313

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

The carrying value of short term instruments, including cash and cash equivalents, reverse repurchase agreements, repurchase agreements and other secured financing whose term is less than twelve months, generally approximates fair value due to the short term nature of the instruments.

The estimated fair value of commercial real estate debt and preferred equity investments takes into consideration changes in credit spreads and interest rates from the date of origination or purchase to the reporting date. The fair value also reflects consideration of asset-specific maturity dates and other items that could have an impact on the fair value as of the reporting date.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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

The fair value of Convertible Senior Notes was determined using end of day quoted prices in active markets.

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of December 31, 2015 and 2014.

		December 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,769,258	$1,769,258	$1,741,244	$1,741,244
Reverse repurchase agreements	1	-	-	100,000	100,000
Agency mortgage-backed securities	2	65,718,224	65,718,224	81,565,256	81,565,256
Agency debentures	2	152,038	152,038	1,368,350	1,368,350
Credit risk transfer securities	2	456,510	456,510	-	-
Non-Agency mortgage-backed securities	2	906,722	906,722	-	-
Commercial real estate debt investments	2	2,911,828	2,911,828	-	-
Investment in affiliate	1	-	-	143,045	143,045
Commercial real estate debt and preferred equity, held for investment	3	1,348,817	1,350,968	1,518,165	1,528,444
Loans held for sale	3	278,600	278,600	-	-
Corporate debt(1)	2	488,508	470,894	166,464	166,056
Interest rate swaps	2	19,642	19,642	75,225	75,225
Other derivatives	1,2	22,066	22,066	5,499	5,499

Financial liabilities:
Repurchase agreements	1,2	$56,230,860	$56,361,623	$71,361,926	$71,587,222
Other secured financing	1,2	1,845,048	1,846,095	-	-
Convertible Senior Notes	1	-	-	845,295	863,470
Securitized debt of consolidated VIEs	2	2,540,711	2,541,193	260,700	262,061
Participation sold	2	13,286	13,138	13,693	13,655
Mortgage payable	3	334,707	339,849	146,553	146,611
Interest rate swaps	2	1,677,571	1,677,571	1,608,286	1,608,286
Other derivatives	1,2	49,963	49,963	8,027	8,027

(1)	Includes a held-to-maturity debt security carried at amrtized cost of $74.7 million with a fair value of $61.3 million as of December 31, 2015.

8.    SECURED FINANCING

The Company had outstanding $56.2 billion and $71.4 billion of repurchase agreements with weighted average borrowing rates of 1.83% and 1.62%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 151 days and 141 days as of December 31, 2015 and 2014, respectively.
At December 31, 2015 and 2014, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

	December 31, 2015
	Repurchase Agreements by Collateral Type
	Agency Mortgage- backed Securities	Debentures	CRTs	Non-Agency Mortgage- backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	$-	-
2 to 29 days	20,123,464	-	83,664	260,359	-	20,467,487	0.69%
30 to 59 days	7,898,646	-	59,189	65,374	-	8,023,209	0.74%
60 to 89 days	4,046,593	-	-	78,833	-	4,125,426	0.74%
90 to 119 days	4,846,580	-	-	-	-	4,846,580	0.60%
Over 120 days(1)	18,557,715	-	-	31,015	179,428	18,768,158	1.33%
Total	$55,472,998	$-	$142,853	$435,581	$179,428	$56,230,860	0.90%

	December 31, 2014
	Repurchase Agreements by Collateral Type
	Agency Mortgage- backed Securities	Debentures	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	-
2 to 29 days	27,604,632	749,535	28,354,167	0.35%
30 to 59 days	17,149,787	186,682	17,336,469	0.43%
60 to 89 days	3,662,646	378,031	4,040,677	0.38%
90 to 119 days	2,945,495	-	2,945,495	0.50%
Over 120 days(1)	18,685,118	-	18,685,118	1.24%
Total	$70,047,678	$1,314,248	$71,361,926	0.61%

(1)	Approximately 14% and 15% of the total repurchase agreements had a remaining maturity over 1 year as of December 31, 2015 and 2014, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of December 31, 2015 and 2014. Refer to “Derivative Instruments” footnote for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2015		December 31, 2014
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$-	$56,230,860	$700,000	$71,961,926
Amounts Offset	-	-	(600,000)	(600,000)
Netted Amounts	$-	$56,230,860	$100,000	$71,361,926

The Company also finances a portion of its financial assets with advances from the  Federal Home Loan Bank of Des Moines (“FHLB De Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  As of December 31, 2015, $402.8 million of Other secured financing matures within 90 days and $1.4 billion extends beyond three years.

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $62.3 billion and $171.7 million, respectively, at December 31, 2015 and $75.4 billion and $226.6 million, respectively, at December 31, 2014.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

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
The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Residential Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2015 and 2014:

Derivatives Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$19,642	$75,225
Interest rate swaptions	Other derivatives, at fair value	-	5,382
TBA derivatives	Other derivatives, at fair value	9,622	-
Futures contracts	Other derivatives, at fair value	12,443	117
		$41,707	$80,724

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$1,677,571	$1,608,286
TBA derivatives	Other derivatives, at fair value	17,185	4,258
Futures contracts	Other derivatives, at fair value	32,778	3,769
		$1,727,534	$1,616,313

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2015 and 2014:

December 31, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,240,436	1.85%	0.36%	1.80
3 - 6 years	11,675,000	1.82%	0.55%	4.25
6 - 10 years	11,635,250	2.44%	0.57%	7.92
Greater than 10 years	3,634,400	3.70%	0.43%	19.37
Total / Weighted Average	$30,185,086	2.26%	0.53%	7.02

December 31, 2014
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$2,502,505	1.63%	0.17%	2.64
3 - 6 years	11,138,000	2.06%	0.22%	5.18
6 - 10 years	13,069,200	2.67%	0.23%	8.57
Greater than 10 years	4,751,800	3.58%	0.20%	19.53
Total / Weighted Average	$31,461,505	2.49%	0.22%	8.38

(1)	Notional amount includes $500.0 million in forward starting pay fixed swaps as of December 31, 2015 and 2014, respectively.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting pay fixed swaps was 1.44% and 3.25% as of December 31, 2015 and 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

There were no swaptions outstanding as of December 31, 2015. The following table summarizes certain characteristics of the Company’s interest rate swaptions at December 31, 2014:

December 31, 2014	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$1,750,000	2.88%	3M LIBOR	9.17	3.59

The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2015 and 2014:

December 31, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,761,000	$14,177,338	$14,169,775	$(7,563)
Sale contracts	-	-	-	-
Net TBA derivatives	$13,761,000	$14,177,338	$14,169,775	$(7,563)

December 31, 2014
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$-	$-	$-	$-
Sale contracts	(375,000)	(375,430)	(379,688)	(4,258)
Net TBA derivatives	$(375,000)	$(375,430)	$(379,688)	$(4,258)

The following table summarizes certain characteristics of the Company’s futures derivatives as of December 31, 2015:

	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(7,000,000)	2.00
U.S. Treasury futures - 5 year	-	(1,847,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.92
Total	$-	$(9,502,800)	2.81

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

December 31, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$19,642	$(18,040)	$-	$1,602
TBA derivatives, at fair value	9,622	(7,367)	-	2,255
Futures contracts, at fair value	12,443	(10,868)	-	1,575

Liabilities:
Interest rate swaps, at fair value	$1,677,571	$(18,040)	$(913,576)	$745,955
TBA derivatives, at fair value	17,185	(7,367)	-	9,818
Futures contracts, at fair value	32,778	(10,868)	(21,910)	-

December 31, 2014		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$75,225	$(66,180)	$-	$9,045
Interest rate swaptions, at fair value	5,382	-	-	5,382
Futures contracts, at fair value	117	(117)	-	-

Liabilities:
Interest rate swaps, at fair value	$1,608,286	$(66,180)	$(869,302)	$672,804
TBA derivatives, at fair value	4,258	-	-	4,258
Futures contracts, at fair value	3,769	(117)	-	3,652

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses on Interest Rate Swaps
	(dollars in thousands)
For the Years Ended:
December 31, 2015	$(624,495)	$(226,462)	$(124,869)
December 31, 2014	$(825,360)	$(779,333)	$(948,755)
December 31, 2013	$(908,294)	$(101,862)	$2,002,200

(1)	Interest expense related to interest rate swaps is recorded in realized gains (losses) on interest rate swaps on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$102,408	$(3,305)	$99,103
Net interest rate swaptions	$(41,016)	$35,634	$(5,382)
U.S. Treasury futures	$(47,394)	$(16,681)	$(64,075)
			$29,646

Year Ended December 31, 2014
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(60,091)	$(12,763)	$(72,854)
Net interest rate swaptions	$(121,345)	$(20,167)	$(141,512)
U.S. Treasury futures	$(30,056)	$(6,701)	$(36,757)
			$(251,123)

(1)	Includes options on TBA securities.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other	similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

(i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at  December 31, 2015 was approximately $1.6 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

(A) Common Stock

At December 31, 2015 and 2014, the Company had issued and outstanding 935,929,561 and 947,643,079 shares of common stock, with a par value of $0.01 per share.

No options were exercised during the years ended December 31, 2015 and 2014, respectively.  During the year ended December 31, 2013, 166,000 options were exercised for an aggregate exercise price of $2.2 million.

During the years ended December 31, 2015, 2014 and 2013 the Company raised $2.2 million (by issuing 221,000 shares), $2.4 million (by issuing 210,000 shares) and $2.9 million (by issuing 219,000 shares), respectively, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2016 (“Repurchase Program”). During the year ended December 31, 2015, the Company repurchased 11,949,530 shares of its common stock under the Repurchase Program for an aggregate amount of $114.3 million. All common shares purchased were part of a publicly announced plan in open-market transactions.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2015, 2014 and 2013.

(B) Preferred Stock

At December 31, 2015 and 2014, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through December 31, 2015, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2015 and 2014, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2015, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At December 31, 2015 and 2014, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2015, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

(C) Distributions to Stockholders

During the year ended December 31, 2015, the Company declared dividends to common stockholders totaling $1.1 billion, or $1.20 per common share, of which $280.8 million, or $0.30 per common share, was paid to stockholders on January 29, 2016. During the year ended December 31, 2015, the Company declared dividends to Series A Preferred stockholders totaling approximately $14.6 million or $1.97 per share, Series C Preferred stockholders totaling approximately $22.9 million or $1.91 per share, Series D Preferred stockholders totaling approximately $34.5 million or $1.88 per share.

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

12.   INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the years ended December 31, 2015, 2014 and 2013.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

	For the Years Ended December 31,
	2015	2014	2013
Interest income:	(dollars in thousands)
Residential Investment Securities	$1,963,629	$2,467,783	$2,788,354
Commercial investment portfolio(1)	203,804	161,837	81,445
U.S. Treasury securities	-	1,329	29,081
Securities loaned	-	114	8,788
Reverse repurchase agreements	3,264	1,335	10,459
Total interest income	2,170,697	2,632,398	2,918,127
Interest expense:
Repurchase agreements	420,325	417,194	530,170
Convertible Senior Notes	29,740	87,293	67,057
U.S. Treasury securities sold, not yet purchased	-	1,076	20,235
Securities borrowed	-	95	6,785
Securitized debt of consolidated VIEs	20,065	6,350	-
Participation sold	639	651	467
Other	827	-	-
Total interest expense	471,596	512,659	624,714
Net interest income	$1,699,101	$2,119,739	$2,293,413

(1)	Includes commercial real estate debt, preferred equity and corporate debt.

13.   GOODWILL

At December 31, 2015 and 2014, goodwill totaled $71.8 million and $94.8 million, respectively. The decline in goodwill is due to a $23.0 million reduction of goodwill related to FIDAC as a result of the Company’s intention to wind down FIDAC’s investment advisory operations.

14.   NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2015, 2014 and 2013.

	For the Years Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	(dollars in thousands, except per share data)
Net income (loss)	465,747	(842,279)	3,729,698
Less: Net income (loss) attributable to noncontrolling interest	(809)	(196)	-
Net income (loss) attributable to Annaly	466,556	(842,083)	3,729,698
Less: Preferred stock dividends	71,968	71,968	71,968
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	394,588	(914,051)	3,657,730
Add: Interest on Convertible Senior Notes, if dilutive	-	-	67,056
Net income (loss) available to common stockholders, as adjusted	394,588	(914,051)	3,724,786
Weighted average shares of common stock outstanding-basic	947,062,099	947,539,294	947,337,915
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	214,643	-	48,219,111
Weighted average shares of common stock outstanding-diluted	947,276,742	947,539,294	995,557,026
Net income (loss) per share available (related) to common share:
Basic	$0.42	$(0.96)	$3.86
Diluted	$0.42	$(0.96)	$3.74

Options to purchase 1.2 million shares, 2.3 million shares and 3.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the years ended December 31, 2015, 2014 and 2013, respectively.

15.   LONG-TERM STOCK INCENTIVE PLAN

The Company adopted the 2010 Equity Incentive Plan (the “Plan”), which authorizes the Compensation Committee of the Board to grant stock options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan. The Company had previously adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”). The Prior Plan authorized the Compensation Committee of the Board to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Prior Plan authorized the granting of options or other awards for an aggregate of the greater

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Years Ended
	December 31, 2015		December 31, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	2,259,335	$15.35	3,581,752	$15.44
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(795,810)	14.72	(1,016,667)	15.07
Expired	(294,750)	17.07	(305,750)	17.34
Options outstanding at the end of period	1,168,775	$15.34	2,259,335	$15.35
Options exercisable at the end of the period	1,168,775	$15.34	2,259,335	$15.35

The weighted average remaining contractual term was approximately 2.4 years and 3.1 years for stock options outstanding and exercisable as of December 31, 2015 and 2014, respectively.

As of December 31, 2015 and 2014, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

16.   INCOME TAXES

For the year ended December 31, 2015 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2013 tax year.

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

During the year ended December 31, 2015, the Company recorded a net $1.9 million income tax benefit for income and losses attributable to its TRSs.

During the year ended December 31, 2014, the Company recorded a net $5.9 million income tax expense for income attributable to its TRSs.

During the year ended December 31, 2013, the Company recorded a net $8.2 million income tax expense for income attributable to its TRSs.

The Company’s federal, state and local tax returns from 2012 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

December 31, 2015, 2014, and 2013 were $2.9 million, $3.0 million and $2.3 million, respectively. The Company’s aggregate	future minimum lease payments total $36.3 million. The following table details the lease payments.

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2016	$3,575
2017	3,565
2018	3,565
2019	3,565
2020	3,652
Later years	18,343
$36,265

The Company had no material unfunded loan commitments as of December 31, 2015 and 2014.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of December 31, 2015 and 2014, respectively.

18.   RISK MANAGEMENT

The primary risks to the Company are liquidity, investment/market risk and credit risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on Interest Earning Assets and the interest expense incurred in connection with the Interest Bearing Liabilities, by affecting the spread between the Interest Earning Assets and Interest Bearing Liabilities. Changes in the level of interest rates can also affect the value of the Interest Earning Assets and the Company’s ability to realize gains from the sale of these assets.  A decline in the value of the Interest Earning Assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company may seek to mitigate the potential financial impact by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges.

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the volatility of future interest rates may adversely affect the performance and market value of the Company’s investments. This could negatively impact the Company’s book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Residential Investment Securities at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario analyses and utilizing a range of hedging strategies.

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities issued by Freddie Mac and Fannie Mae, are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the Agency issuing the debenture.  Substantially all of the Company’s Residential Investment Securities have an actual or implied “AAA” rating.

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

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

19.   RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of December 31, 2015 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2015 was $398.5 million with excess net capital of $398.2 million.

Additionally, RCap is subject to the customer protection requirements of SEC Rule 15c3-3.  For the December 31, 2015 customer reserve computation, there was no requirement to segregate securities into the special reserve account for the exclusive benefit of customers.

20.   RELATED PARTY TRANSACTIONS

Investment in Affiliate, Available-For-Sale Equity Security

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

For the year ended December 31, 2015, the Company recorded advisory fees from Chimera totaling $24.8 million. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement.  Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement). For the years ended December 31, 2014 and 2013, the Company recorded advisory fees from Chimera totaling $31.3 million and $43.6 million, respectively. At December 31, 2015 and 2014, the Company had amounts receivable from Chimera of $0 million and $10.4 million, respectively.

Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the “Externalization”). The management agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was amended on November 5, 2014 (the management agreement, as amended, is referred to as “Management Agreement”).

Under the Management Agreement, the Manager, subject to the supervision and direction of the Company’s Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate.  In exchange for the management services, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage the Company, and paying all compensation and benefit expenses associated with such personnel.  All compensation and benefit expenses paid by the Company to individuals employed by the Company’s subsidiaries reduces the management fee.  The Company does not pay the Manager any incentive fees.

For the years ended December 31, 2015, 2014 and 2013, the compensation and management fee was $150.3 million (includes $7.5 million related to compensation expense for the employees of the Company’s subsidiaries), $155.6 million (includes $24.2 million related to compensation expense for the employees of the Company’s subsidiaries) and $167.4 million (includes $49.2 million related to compensation expense for the employees of the Company’s subsidiaries), respectively. At December 31, 2015 and 2014, the Company had amounts payable to the Manager of $12.1 million and $11.0 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
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

21.   SUBSEQUENT EVENTS

From January 1, 2016 through February 19, 2016, the Company repurchased 11.1 million shares under the Repurchase Program for total proceeds of $102.7 million, representing an average price per share of $9.23. Since the beginning of the fourth quarter 2015 through February 19, 2016, the Company repurchased 23.1 million shares for total proceeds of $217.0 million, representing an average price per share of $9.40.

As of February 19, 2016, Truman's outstanding advances from the FHLB Des Moines increased to $3.8 billion, with a weighted average remaining maturity of 4.6 years.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Item 15. Financial Statements

22.   SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2015 and 2014.

	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands, expect per share data)
Interest income	$576,580	$450,726	$624,277	$519,114
Interest expense	118,807	110,297	113,072	129,420
Net interest income	457,773	340,429	511,205	389,694
Total realized and unrealized gains (losses)	276,261	(909,158)	440,545	(828,999)
Total other income (loss)	(10,447)	(9,675)	(7,353)	13,758
Less: Total general and administrative expenses	47,836	49,457	52,009	50,938
Income before income taxes	675,751	(627,861)	892,388	(476,485)
Less: Income taxes	6,085	(370)	(7,683)	14
Net income (loss)	669,666	(627,491)	900,071	(476,499)
Less: Net income attributable to noncontrolling interest	(373)	(197)	(149)	(90)
Less: Dividends on preferred stock	17,992	17,992	17,992	17,992
Net income (loss) available (related) to common stockholders	$652,047	$(645,286)	$882,228	$(494,401)
Net income (loss) available (related) per share to common stockholders:
Basic	$0.69	$(0.68)	$0.93	$(0.52)
Diluted	$0.69	$(0.68)	$0.93	$(0.52)

	For the Quarters Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(dollars in thousands, expect per share data)
Interest income	$648,088	$644,579	$683,883	$655,848
Interest expense	134,512	127,069	126,107	124,971
Net interest income	513,576	517,510	557,776	530,877
Total realized and unrealized gains (losses)	(1,131,930)	(99,065)	(856,874)	(703,530)
Total other income (loss)	18,327	(9,887)	14,923	20,681
Less: Total general and administrative expenses	58,454	51,317	50,938	58,454
Income before income taxes	(658,481)	357,241	(335,113)	(210,426)
Less: Income taxes	(209)	2,385	(852)	4,001
Net income (loss)	(658,272)	354,856	(334,261)	(214,427)
Less: Net income attributable to noncontrolling interest	(196)	-	-	-
Less: Dividends on preferred stock	17,992	17,992	17,992	17,992
Net income (loss) available (related) to common stockholders	$(676,068)	$336,864	$(352,253)	$(232,419)
Net income (loss) available (related) per share to common stockholders:
Basic	$(0.71)	$0.36	$(0.37)	$(0.23)
Diluted	$(0.71)	$0.35	$(0.37)	$(0.23)

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2015

(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period 12/31/15
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Capitalized Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted-Average Depreciable Life (in years)
Retail - Carrollton, TX	1	12,875	3,798	15,192	-	-	3,798	15,192	18,990	(39)	1996	11/25/2015	40
Retail - Plano, TX	1	11,817	3,486	13,944	-	-	3,486	13,944	17,430	(36)	1994	11/25/2015	40
Retail - Grapevine, TX	1	12,692	3,744	14,976	-	-	3,744	14,976	18,720	(32)	1998	11/25/2015	40
Retail - Flower Mound, TX	1	13,085	3,860	15,440	-	-	3,860	15,440	19,300	(33)	1999	11/25/2015	40
Retail - Grapevine, TX	1	9,797	2,890	11,560	-	-	2,890	11,560	14,450	(30)	1994	11/25/2015	40
Retail - Flower Mound, TX	1	7,492	2,210	8,840	-	-	2,210	8,840	11,050	(23)	1992	11/25/2015	40
Retail - Flower Mound, TX	1	8,929	2,634	10,536	-	-	2,634	10,536	13,170	(27)	1996	11/25/2015	40
Retail - Plano, TX	1	4,638	1,368	5,472	-	-	1,368	5,472	6,840	(14)	1995	11/25/2015	40
Retail - Mesquite, TX	1	2,400	800	3,200	-	-	800	3,200	4,000	(7)	1999	11/25/2015	40
Retail - Garland, TX	1	3,300	1,100	4,400	-	-	1,100	4,400	5,500	(11)	2000	11/25/2015	40
Retail - Plano, TX	1	1,500	500	2,000	-	-	500	2,000	2,500	(4)	2000	11/25/2015	40
Retail - Largo, FL	1	12,750	4,973	12,560	20	-	4,973	12,580	17,553	(251)	1988	8/14/2015	29
Retail - Grass Valley, CA	1	25,900	9,872	27,654	-	-	9,872	27,654	37,526	(265)	1988	10/27/2015	27
Multifamily - Washington, DC	1	57,500	31,999	41,804	27	-	31,999	41,831	73,830	(313)	1978, 2008	10/20/2015	30
Retail - Penfield, NY	1	23,558	4,121	22,410	-	-	4,121	22,410	26,531	(2,390)	1957	11/10/2014	26
Retail - Orchard Park, NY	1	12,888	4,189	20,628	-	-	4,189	20,628	24,817	(1,842)	1997, 2000	11/10/2014	34
Retail - Cheektowaga, NY	1	9,447	1,939	12,296	-	-	1,939	12,296	14,235	(1,143)	1978	11/10/2014	27
Retail - Amherst, NY	1	8,270	2,131	9,740	-	-	2,131	9,740	11,871	(887)	1986	11/10/2014	30
Retail - Ontario, NY	1	5,406	574	6,810	-	-	574	6,810	7,384	(502)	1998	11/10/2014	33
Retail - Irondequoit, NY	1	15,000	2,438	14,685	-	-	2,438	14,685	17,123	(1,353)	1972	11/10/2014	29
Retail - LeRoy, NY	1	3,492	343	4,937	-	-	343	4,937	5,280	(413)	1997	11/10/2014	31
Retail - Jamestown, NY	1	7,356	820	4,915	-	-	820	4,915	5,735	(869)	1997	11/10/2014	31
Retail - Warsaw, NY	1	3,416	407	4,123	-	-	407	4,123	4,530	(296)	1998	11/10/2014	33
Retail - Chillicothe, OH	1	7,887	1,262	10,819	-	-	1,262	10,819	12,081	(704)	1981, 1998	11/10/2014	28
Retail - Loganville, GA	1	7,230	3,217	8,386	-	-	3,217	8,386	11,603	(644)	1996	11/10/2014	30
Retail - Chillicothe, OH	1	7,700	2,282	9,567	209	-	2,282	9,776	12,058	(220)	1995	7/22/2015	27
Retail - Newport News, VA	1	11,025	6,394	12,046	-	-	6,394	12,046	18,440	(690)	1994	6/2/2014	37
Retail - Knoxville, TN	1	12,350	3,503	13,309	-	-	3,503	13,309	16,812	(773)	2002	4/9/2014	36
Industrial - Las Vegas, NV	1	2,436	628	4,053	-	-	628	4,053	4,681	(331)	1988, 2009	3/29/2012	39
Industrial - Phoenix, AZ	2	16,308	6,011	27,046	-	-	6,011	27,046	33,057	(2,744)	1998, 1999	11/28/2011	33
	31	$338,444	$113,493	$373,348	$256	$-	$113,493	$373,604	$487,097	$(16,886)

The following table presents our real estate activity during the year ended December 31, 2015 (in thousands):

Real Estate:
Beginning balance, January 1, 2015	$214,257
Acquistions and improvements	274,027
Purchase price allocation adjustment	(1,187)
Ending balance, December 31, 2015	487,097

Accumulated Depreciation:
Beginning balance, January 1, 2015	$4,224
Depreciation	12,662
Ending balance, December 31, 2015	16,886

SCHEDULE IV

Schedule IV - Mortgage Loans on Real Estate

December 31, 2015

(dollars in thousands)

Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	Libor Floor	Payment Terms	Maturity Date (3)
Mezzanine Debt Investments
Retail	Various	290,317	85,353	85,589	11.25%	N/A	Amortizing	4/10/2017
Industrial	Various	94,656	50,000	49,960	8.11%	N/A	Interest Only	6/28/2017
Office	MD	54,852	9,942	9,920	11.70%	N/A	Interest Only	8/1/2017
Office	MD	55,558	10,130	10,107	11.20%	N/A	Interest Only	8/1/2017
Office	CO	13,750	6,000	6,000	11.06%	N/A	Interest Only	8/6/2018
Office	TX	43,500	9,187	9,140	9.50%	N/A	Interest Only	9/1/2018
Retail	MA	64,500	10,000	10,000	10.00%	N/A	Interest Only	9/6/2023
Office	TX	71,128	3,709	3,709	10.25%	N/A	Interest Only	8/1/2018
Office	TX	71,128	3,709	3,709	10.25%	N/A	Interest Only	8/1/2018
Office	LA	64,000	8,700	8,700	10.75%	N/A	Interest Only	10/1/2023
Office	Various	535,812	55,479	55,461	LIBOR+7.5%	0.42%	Interest Only	1/20/2017
Mixed	OH	135,476	37,023	37,023	9.50%	N/A	Interest Only	12/1/2023
Hotel	CA	50,000	10,000	10,000	10.25%	N/A	Interest Only	2/6/2019
Hotel	Various	140,900	25,000	25,003	LIBOR+9.95%	0.20%	Interest Only	2/14/2016
Office	CA	65,000	37,000	36,996	LIBOR+12.55%	0.25%	Interest Only	3/1/2016
Office	CA	49,200	8,700	8,746	LIBOR+9.50%	0.25%	Interest Only	3/31/2019
Hotel	LA	15,500	5,000	5,000	13.50%	N/A	Interest Only	8/9/2016
Hotel	Various	31,400	12,375	12,387	LIBOR+8.65%	0.15%	Interest Only	8/9/2017
Office	TX	52,000	7,000	7,000	10.10%	N/A	Interest Only	12/1/2024
Office	NY	47,645	14,259	14,121	LIBOR+9.71%	0.20%	Interest Only	3/2/2017
Hotel	Various	31,400	2,025	2,025	LIBOR+8.65%	0.00%	Interest Only	8/9/2017
Hotel	Various	140,900	6,500	6,500	LIBOR+8.75%	0.20%	Interest Only	2/9/2016
Multi-Family	NY	461,500	56,000	54,823	8.05%	N/A	Interest Only	10/1/2017
Multi-Family	NY	461,500	54,500	53,744	7.82%	N/A	Interest Only	10/1/2017
Office	CA	280,000	27,500	26,420	10.44%	N/A	Interest Only	1/2/2018
Office	CA	280,000	27,500	26,420	6.84%	N/A	Interest Only	1/2/2018
Preferred Equity Investments
Multi-Family	CA	231,500	81,944	81,494	10.00%	N/A	Interest Only	9/13/2018
Multi-Family	CA	70,468	31,500	31,330	10.00%	N/A	Interest Only	9/13/2018
Mixed	PA	26,000	9,000	8,949	11.00%	N/A	Interest Only	11/27/2018
First Mortgages - Securitized:
Hotel	GA	-	20,156	20,119	LIBOR+4.95%	0.20%	Interest Only	8/9/2016
Office	OH	-	38,270	38,253	LIBOR+5.50%	0.25%	Interest Only	8/9/2016
Hotel	LA	-	15,500	15,455	LIBOR+5.75%	1.00%	Interest Only	8/9/2016
Office	OK	-	17,500	17,490	LIBOR+5.75%	0.25%	Interest Only	9/6/2016
Multi-Family	IL	-	111,396	111,176	LIBOR+4.10%	0.20%	Interest Only	11/1/2016
Hotel	LA	-	9,250	9,224	LIBOR+6.5%	0.25%	Interest Only	10/1/2016
Hotel	CO	-	51,000	50,985	LIBOR+5.45%	0.25%	Interest Only	11/9/2016
First Mortgages:
Retail (4)	CO	13,137	16,868	17,048	5.58%	N/A	Amortizing	5/1/2017
Office	CA	-	65,000	64,962	LIBOR+3.00%	0.25%	Interest Only	3/1/2016
Multi-Family	FL	-	26,000	26,000	LIBOR+4.50%	0.25%	Interest Only	5/9/2017
Multi-Family	CA	-	13,000	12,984	LIBOR+4.70%	0.20%	Interest Only	8/1/2016
Multi-Family	CA	-	8,000	7,990	LIBOR+4.70%	0.20%	Interest Only	8/1/2016
Office	FL	-	12,166	12,066	LIBOR+5.00%	0.20%	Interest Only	12/6/2017
Office	NJ	-	67,390	66,997	LIBOR+4.50%	0.25%	Interest Only	5/9/2018
Multi-Family	FL	-	41,000	40,863	LIBOR+4.05%	0.20%	Interest Only	6/5/2017
Office	AZ	-	45,000	44,538	4.70%	N/A	Interest Only	10/5/2018
Multi-Family	TX	-	15,090	15,071	4.45%	N/A	Interest Only	10/1/2020
Multi-Family	NC	-	36,800	36,713	4.25%	N/A	Amortizing	11/1/2020
Office	CA	-	280,000	278,600	2.55%	N/A	Interest Only	1/2/2018
Office	VA	-	41,000	40,607	4.50%	N/A	Interest Only	12/9/2017
		$3,942,727	$1,635,421	$1,627,417

(1)	Represents third-party priority liens.
(2)	LIBOR represents the one month LIBOR, EURIBOR represents the one month Eurodollar deposit rate.
(3)	Assumes all extension options are exercised.
(4)
Includes senior position sold to third party that did not qualify for GAAP sale accounting. The Company’s economic interest is limited to a B-Note with an outstanding face of $3.7 million and a basis of approximately $1.9 million.

ANNALY CAPITAL MANAGEMENT, INC. & SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 25, 2016	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin G. Keyes Kevin G. Keyes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2016

/s/ Glenn A. Votek Glenn A. Votek	Chief Financial Officer (Principal Financial Officer)	February 25, 2016

/s/ Wellington J. Denahan Wellington J. Denahan	Chairman of the board of directors and Executive Chairman	February 25, 2016

/s/ Kevin P. Brady Kevin P. Brady	Director	February 25, 2016

/s/ Francine J. Bovich Francine J. Bovich	Director	February 25, 2016

/s/ Jonathan D. Green Jonathan D. Green	Director	February 25, 2016

/s/ Michael E. Haylon Michael E. Haylon	Director	February 25, 2016

/s/ E. Wayne Nordberg E. Wayne Nordberg	Director	February 25, 2016

/s/ John H. Schaefer John H. Schaefer	Director	February 25, 2016

/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 25, 2016

II-1