Form 10-Q
period 2016-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2016-05-05
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact name of registrant as specified in its charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK	10036 ……
(Address of principal executive offices)	(Zip Code) ……..

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
 
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2016
Common Stock, $.01 par value	924,862,679

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at March 31, 2016 (Unaudited) and December 31, 2015 (Derived from the audited consolidated financial statements at December 31, 2015)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March 31, 2016 and 2015	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the quarters ended March 31, 2016 and 2015	3
Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2016 and 2015	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Residential Investment Securities	16
Note 5. Commercial Real Estate Investments	18
Note 6. Corporate Debt	23
Note 7. Fair Value Measurements	24
Note 8. Secured Financing	27
Note 9. Derivative Instruments	28
Note 10. Convertible Senior Notes	32
Note 11. Common Stock and Preferred Stock	32
Note 12. Interest Income and Interest Expense	33
Note 13. Goodwill	34
Note 14. Net Income (Loss) per Common Share	34
Note 15. Long-Term Stock Incentive Plan	34
Note 16. Income Taxes	35
Note 17. Lease Commitments and Contingencies	35
Note 18. Risk Management	36
Note 19. RCap Regulatory Requirements	37
Note 20. Related Party Transactions	37
Note 21. Subsequent Events	38

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	39
Overview	41
Pending Acquistion of Hatteras	41
Business Environment	42
Results of Operations	43
Financial Condition	51
Capital Management	55
Risk Management	57
Critical Accounting Policies and Estimates	66
Glossary of Terms	68

Item 3. Quantitative and Qualitative Disclosures about Market Risk	76

Item 4. Controls and Procedures	76

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	77

Item 1A. Risk Factors	77

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds	78

Item 6. Exhibits	79

SIGNATURES	81

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2016	2015 (1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $2,223,009 and $1,584,686, respectively) (2)	$2,416,136	$1,769,258
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $60,742,440 and $60,678,548, respectively)	65,439,824	65,718,224
Agency debentures (including pledged assets of $0 and $0, respectively)	157,035	152,038
Credit risk transfer securities (including pledged assets of $150,479 and $184,160, respectively)	501,167	456,510
Non-Agency mortgage-backed securities (including pledged assets of $1,057,282 and $744,783, respectively)	1,157,507	906,722
Commercial real estate debt investments (including pledged assets of $4,401,725 and $2,911,828, respectively) (3)	4,401,725	2,911,828
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $523,787 and $578,820, respectively) (4)	1,177,468	1,348,817
Loans held for sale	278,600	278,600
Investments in commercial real estate	527,786	535,946
Corporate debt	639,481	488,508
Interest rate swaps, at fair value	93,312	19,642
Other derivatives, at fair value	77,449	22,066
Receivable for investments sold	2,220	121,625
Accrued interest and dividends receivable	232,180	231,336
Other assets	234,407	119,422
Goodwill	71,815	71,815
Intangible assets, net	35,853	38,536
Total assets	$77,443,965	$75,190,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$54,448,141	$56,230,860
Other secured financing	3,588,326	1,845,048
Securitized debt of consolidated VIEs (5)	3,802,682	2,540,711
Participation sold	13,182	13,286
Mortgages payable	334,765	334,707
Interest rate swaps, at fair value	2,782,961	1,677,571
Other derivatives, at fair value	69,171	49,963
Dividends payable	277,456	280,779
Payable for investments purchased	250,612	107,115
Accrued interest payable	163,983	151,843
Accounts payable and other liabilities	54,679	53,088
Total liabilities	65,785,958	63,284,971

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 924,853,133 and 935,929,561 issued and outstanding, respectively	9,249	9,359
Additional paid-in capital	14,573,760	14,675,768
Accumulated other comprehensive income (loss)	640,366	(377,596)
Accumulated deficit	(4,487,982)	(3,324,616)
Total stockholders’ equity	11,648,452	11,895,974
Noncontrolling interest	9,555	9,948
Total equity	11,658,007	11,905,922
Total liabilities and equity	$77,443,965	$75,190,893

(1)	Derived from the audited consolidated financial statements at December 31, 2015.
(2)	Includes cash of consolidated VIEs of $50.7 million and $48.5 million at March 31, 2016 and December 31, 2015, respectively.
(3)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $4.0 billion and $2.6 billion at March 31, 2016 and December 31, 2015, respectively.
(4)	Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $211.9 million and $262.7 million carried at amortized cost, net of an allowance for losses of $0, at March 31, 2016 and December 31, 2015, respectively.
(5)	Includes securitized debt of consolidated VIEs carried at fair value of $3.7 billion and $2.4 billion at March 31, 2016 and December 31, 2015, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	For the Quarters Ended
	March 31,	March 31,
	2016	2015
Net interest income:
Interest income	$388,143	$519,114
Interest expense	147,447	129,420
Net interest income	240,696	389,694

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(147,475)	(158,239)
Realized gains (losses) on termination of interest rate swaps	-	(226,462)
Unrealized gains (losses) on interest rate swaps	(1,031,720)	(466,202)
Subtotal	(1,179,195)	(850,903)
Net gains (losses) on disposal of investments	(1,675)	62,356
Net gains (losses) on trading assets	125,189	(6,906)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	128	(33,546)
Subtotal	123,642	21,904
Total realized and unrealized gains (losses)	(1,055,553)	(828,999)

Other income (loss):
Investment advisory income	-	10,464
Dividend income from affiliate	-	4,318
Other income (loss)	(6,115)	(1,024)
Total other income (loss)	(6,115)	13,758

General and administrative expenses:
Compensation and management fee	36,997	38,629
Other general and administrative expenses	10,948	12,309
Total general and administrative expenses	47,945	50,938

Income (loss) before income taxes	(868,917)	(476,485)
Income taxes	(837)	14
Net income (loss)	(868,080)	(476,499)
Net income (loss) attributable to noncontrolling interest	(162)	(90)
Net income (loss) attributable to Annaly	(867,918)	(476,409)
Dividends on preferred stock	17,992	17,992
Net income (loss) available (related) to common stockholders	$(885,910)	$(494,401)

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.96)	$(0.52)
Diluted	$(0.96)	$(0.52)

Weighted average number of common shares outstanding:
Basic	926,813,588	947,669,831
Diluted	926,813,588	947,669,831

Dividends Declared Per Share of Common Stock	$0.30	$0.30

Net income (loss)	$(868,080)	$(476,499)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	1,017,707	631,472
Reclassification adjustment for net (gains) losses included in net income (loss)	255	(62,356)
Other comprehensive income (loss)	1,017,962	569,116
Comprehensive income (loss)	$149,882	$92,617
Comprehensive income (loss) attributable to noncontrolling interest	(162)	(90)
Comprehensive income (loss) attributable to Annaly	150,044	92,707
Dividends on preferred stock	17,992	17,992
Comprehensive income (loss) attibutable to common stockholders	$132,052	$74,715

(1)	Consists of interest expense on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total
BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(476,409)	(476,409)	-	(476,409)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(90)	(90)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	631,472	-	631,472	-	631,472
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(62,356)	-	(62,356)	-	(62,356)
Stock compensation expense	-	-	-	-	39	-	-	39	-	39
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	569	-	-	570	-	570
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	(115)	(115)
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)	-	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)	-	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)	-	(8,625)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	(284,310)	(284,310)	-	(284,310)
BALANCE, March 31, 2015	$177,088	$290,514	$445,457	$9,477	$14,787,117	$773,999	$(3,364,147)	$13,119,505	$5,085	$13,124,590
BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(867,918)	(867,918)	-	(867,918)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(162)	(162)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	1,017,707	-	1,017,707	-	1,017,707
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	255	-	255	-	255
Stock compensation expense	-	-	-	-	69	-	-	69	-	69
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	523	-	-	524	-	524
Buyback of common stock	-	-	-	(111)	(102,600)	-	-	(102,711)	-	(102,711)
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	(231)	(231)
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	(3,648)	(3,648)	-	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	(5,719)	(5,719)	-	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	(8,625)	(8,625)	-	(8,625)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	(277,456)	(277,456)	-	(277,456)
BALANCE, March 31, 2016	$177,088	$290,514	$445,457	$9,249	$14,573,760	$640,366	$(4,487,982)	$11,648,452	$9,555	$11,658,007

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	For the Quarters Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(868,080)	$(476,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	355,671	284,777
Amortization of commercial real estate investment premiums and discounts, net	(247)	(160)
Amortization of intangibles	2,429	1,195
Amortization of deferred financing costs	520	2,914
Amortization of net origination fees and costs, net	(1,737)	(1,190)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	-	11,758
Depreciation expense	4,570	2,823
Net (gains) losses on sales of Residential Investment Securities	1,675	(62,356)
Stock compensation expense	69	39
Unrealized (gains) losses on interest rate swaps	1,031,720	466,202
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(128)	33,546
Equity in net income from unconsolidated joint ventures	3,147	-
Net (gains) losses on trading assets	(125,189)	6,906
Proceeds from repurchase agreements of RCap	466,225,000	386,000,000
Payments on repurchase agreements of RCap	(466,825,000)	(391,250,000)
Proceeds from reverse repurchase agreements	14,550,000	15,325,000
Payments on reverse repurchase agreements	(14,550,000)	(15,325,000)
Net payments on derivatives	91,358	(66,604)
Due to / from brokers	(5)	-
Other assets	(66,389)	(2,627)
Accrued interest and dividends receivable	(1,547)	28,886
Receivable for investment advisory income	-	134
Accrued interest payable	12,140	(25,425)
Accounts payable and other liabilities	26,530	3,709
Net cash provided by (used in) operating activities	(133,493)	(5,041,972)

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(4,644,731)	(5,065,764)
Proceeds from sales of Residential Investment Securities	3,596,677	13,973,224
Principal payments on Agency mortgage-backed securities	1,946,498	2,596,964
Payments on purchases of corporate debt	(181,079)	(63,015)
Principal payments on corporate debt	30,578	1,733
Purchases of commercial real estate debt investments	(76,862)	(185,925)
Sales of commercial real estate debt investments	-	41,016
Purchase of securitized loans at fair value	(1,489,268)	(1,370,011)
Origination of commercial real estate investments, net	(179,099)	(61,502)
Principal payments on commercial real estate debt investments	1,374	-
Principal payments on securitized loans at fair value	52,287	-
Principal payments on commercial real estate investments	351,930	82,408
Purchase of investments in real estate	(610)	-
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,053	-
Purchase of equity securities	(88,062)	(3,602)
Proceeds from sales of equity securities	16,112	-
Net cash provided by (used in) investing activities	(663,202)	9,945,526

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	43,970,988	57,776,249
Principal payments on repurchase agreements	(45,153,707)	(63,410,797)
Payments on maturity of convertible senior notes	-	(107,541)
Proceeds from other secured financing	2,146,084	90,000
Payments on other secured financing	(402,806)	-
Proceeds from issuance of securitized debt	1,381,640	1,267,914
Principal repayments on securitized debt	(96,861)	(37,680)
Payment of deferred financing cost	(400)	(641)
Net proceeds from direct purchases and dividend reinvestments	524	569
Principal payments on participation sold	(77)	(76)
Principal payments on mortgages payable	(99)	(69)
Distributions to noncontrolling interests	(230)	(115)
Net payment on share repurchase	(102,712)	-
Dividends paid	(298,771)	(302,285)
Net cash provided by (used in) financing activities	1,443,573	(4,724,472)

Net (decrease) increase in cash and cash equivalents	646,878	179,082
Cash and cash equivalents, beginning of period	1,769,258	1,920,326
Cash and cash equivalents, end of period	$2,416,136	$2,099,408
Supplemental disclosure of cash flow information:
Interest received	$726,930	$815,765
Dividends received	$-	$4,048
Investment advisory income received	$-	$10,992
Interest paid (excluding interest paid on interest rate swaps)	$127,449	$124,673
Net interest paid on interest rate swaps	$152,458	$176,395
Taxes paid	$244	$643

Noncash investing activities:
Receivable for investments sold	$2,220	$2,009,937
Payable for investments purchased	$250,612	$5,205
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,017,962	$569,116
Dividends declared, not yet paid	$277,456	$284,310

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
The Company’s business operations are primarily comprised of the following:

•	Annaly, the parent company, which invests primarily in Agency mortgage-backed securities and related derivatives to hedge these investments. Its portfolio also includes residential credit investments such as CRT and non-Agency mortgage-backed securities.
•	Annaly Commercial Real Estate Group, Inc. (“ACREG,” formerly known as CreXus Investment Corp.), a wholly-owned subsidiary that was acquired during the second quarter of 2013 which specializes in acquiring, financing and managing commercial real estate loans and other commercial real estate debt, commercial mortgage-backed securities and other commercial real estate-related assets.
•	Annaly Middle Market Lending LLC (“MML,” formerly known as Charlesfort Capital Management LLC), a wholly-owned subsidiary which engages in corporate middle market lending transactions.
•	RCap Securities, Inc. (“RCap”), a wholly-owned subsidiary, which operates as a broker-dealer and is a member of the Financial Industry Regulatory Authority (“FINRA”).
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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent annual report on Form 10-K. The consolidated financial information as of December 31, 2015 has been derived from audited consolidated financial statements not included herein.
In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information. Interim period operating results may not be indicative of the operating results for a full year.
3.	SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and consolidated variable interest entities. All intercompany balances and transactions have been eliminated in consolidation.  The Company reclassified previously presented financial information so that amounts previously presented conform to the current period presentation.

The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in Variable Interest Entities ("VIEs"). A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE's expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $2.2 billion and $1.6 billion at March 31, 2016 and December 31, 2015, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value.  A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities, Agency Debentures, Non-Agency Mortgage-Backed Securities and CRT Securities – The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”). These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae, as well as CRT securities. CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae, Freddie Mac and/or third parties to private investors. The Company also invests in non-Agency mortgage-backed securities, such as those issued in non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.
Agency mortgage-backed securities, Agency debentures, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Residential Investment Securities.” Although the Company generally intends to hold most of its Residential Investment Securities until maturity, it may, from time to time, sell any of its Residential Investment Securities as part of the overall management of its portfolio. Residential Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). The fair value of Residential Investment Securities classified as available-for-sale is estimated by management and is compared to independent sources for reasonableness. Residential Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. The Company previously changed its accounting policy for determining the realized gains and losses on sales of Residential Investment Securities from the average cost method to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

the specific identification method. The Company determined that the specific identification method was preferable because it more accurately matches gains or losses with costs and is the methodology predominantly used by its industry peers, among other considerations. The impact of the change was immaterial to the consolidated financial statements and prior periods.
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

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company recognizes income under the retrospective method on a substantial portion of its Residential Investment Securities classified as available-for-sale. Premiums and discounts associated with the purchase of Residential Investment Securities are amortized or accreted into income over the remaining projected lives of the securities. Using a third-party supplied model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the investment is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amoritization recognized in any given period.
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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA contracts without intent to accept delivery (“TBA derivatives”), options on TBA contracts (“MBS options”) and U.S. Treasury and Eurodollar futures contracts.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

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

Interest rate swaptions - Interest rate swaptions are purchased/sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid/received for interest rate swaptions is reported as an

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

asset/liability in the Consolidated Statements of Financial Condition. The difference between the premium and the fair value of the swaption is reported in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received/paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

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

MBS Options – MBS options are generally options on TBA contracts, which help manage mortgage market risks and volatility while providing the potential to enhance returns.  MBS options are over-the-counter traded instruments and those written on current-coupon mortgage-backed securities are typically the most liquid.  MBS options are measured at fair value using internal pricing models and compared to the counterparty market value at the valuation date with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
Futures Contracts - Futures contracts are derivatives that track the prices of specific assets. Short sales of futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts that are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are measured at fair value based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
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

Goodwill and Intangible Assets – The Company’s acquisitions are accounted for using the acquisition method. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The purchase prices are allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired is recognized as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase price is recognized as a bargain purchase gain.
The Company tests goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value. If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. An impairment of the goodwill associated with the Company’s acquisition of Fixed Income Discount Advisory Company (“FIDAC”) was recorded during the year ended December 31, 2015.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.  Thus, no accruals for penalties and interest were necessary as of March 31, 2016 and December 31, 2015.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments - The Company’s commercial real estate debt investments are comprised of commercial mortgage-backed securities and loans held by consolidated collateralized financing entities.  Commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). Management evaluates commercial mortgage-backed securities for other-than-temporary impairment at least quarterly.  See the “Commercial Real Estate Investments” footnote for additional information regarding the consolidated collateralized financing entities.

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. If the Company intends to sell or securitize the loans and the financing vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Loans held for sale in the accompanying Consolidated Statements of Financial Condition. Any deferred origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. The Company has elected the fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate. Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. See “Commercial Real Estate Investments” footnote for additional information.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of the commercial real estate loans and preferred equity interests held for investment (collectively referred to as “CRE Debt and Preferred Equity Investments”) and their contractual terms. Premiums and discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the projected lives of the CRE Debt and Preferred Equity Investments using the interest method.
Corporate Debt
Corporate Loans – The Company’s investments in corporate debt that are loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff. These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method. These investments typically take the form of senior secured loans primarily in first lien and second lien loans. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to the least amount of credit risk given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the majority of the Company’s investments have been funded term loans versus debt securities.
Corporate Debt Securities – The Company’s investments in corporate debt securities are designated as held-to-maturity when the Company has the intent and ability to hold the investments until maturity. These investments are carried at their principal balance outstanding plus any premiums or discounts less other-than-temporary impairment. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

and discounts are amortized or accreted into interest income using the interest method.
Other-Than-Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss). If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the quarters ended March 31, 2016 and 2015.
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
In connection with the quarterly surveillance review process, loans are assigned an internal risk rating. Effective December 31, 2015, the loan risk ratings were enhanced and considered guidance provided by the Office of the Controller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on loan-to-values and the NOI debt yields of the underlying collateral of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations. The final  internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Closely Monitored”, “Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Closely Monitored loans are transitional or could be exhibiting some weakness in both leverage and liquidity, which if not corrected, could jeopardize timely repayment. Special Mention loans exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.
No allowance for loan losses was deemed necessary as of March 31, 2016 and December 31, 2015.
Broker Dealer Activities

In January 2014, RCap ceased its trading activity in U.S. Treasury securities, derivatives and securities borrowed and loaned transactions.

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap requires counterparties to deposit additional collateral, when necessary. All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty. Substantially all of RCap's repurchase and reverse repurchase activity is with affiliated entities.
Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company’s consolidated financial statements:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2016-02 Leases (Topic 842)
The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the statement of financial position for most leases.  The accounting for lessors is largely unchanged.
		January 1, 2019 (early adoption permitted)	Not expected to have a significant impact on the consolidated financial statements.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related presentation of instrument-specific credit risk of liabilities accounted for under the fair value option)	Expected to impact disclosures only and not have a significant impact on the consolidated finanical statements.
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
Standards that were adopted
ASU 2015-16 Business Combinations (Topic 805) Simplifying the Accounting Measurement-Period Adjustments
This amendment removed the requirement to present adjustments to provisional amounts retrospectively.  The update required that an acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to provisional amounts.
		January 1, 2016 (early adoption permitted)	Did not have a significant impact on the consolidated financial statements.
ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update)

This amendment provided SEC guidance that it would not object to filers presenting debt issue costs related to line-of-credit arrangements as an asset and ratably amortizing the costs over the term of the arrangement.

		June 18, 2015 (early adoption permitted)	Did not have an impact on the consolidated financial statements.
ASU 2015-10, Technical Corrections and Improvements	This perpetual project updated the codification for technical corrections and improvements.	January 1, 2016 (early adoption permitted), for amendments subject to transition guidance	Did not have a significant impact on the consolidated financial statements.
ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
This update removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements for these investments.
		January 1, 2016 (early adoption permitted)	Did not have an impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement
This update clarified that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers use.  The guidance also eliminated the current requirement that customers analogize to the leasing standard when determining the asset acquired in a software licensing arrangement.
		January 1, 2016 (early adoption permitted)	Did not have a significant impact on the consolidated financial statements.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs
This ASU required that debt issue costs are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement of debt issue costs were not affected.
		January 1, 2016 (early adoption permitted)	Impacted presentation only and did not have a significant impact on the consolidated financial statements.
ASU 2015-02, Consolidation (Topic 810) Amendments to the Consolidation Analysis
This update affected the following areas of the consolidation analysis:  limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds.
		January 1, 2016 (early adoption permitted)	Did not have a significant impact on the consolidated financial statements.
ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)	This update eliminated from GAAP the concept of extraordinary items.	January 1, 2016 (early adoption permitted)	Did not have an impact on the consolidated financial statements.
ASU 2014-16, Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity
This ASU provided additional guidance for evaluating whether conversion rights, redemption rights, voting rights, liquidation rights and dividend payment preferences and other features embedded in a share, including preferred stock, contain embedded derivatives requiring bifurcation.  The update requires that an entity determine the nature of the host contract by considering all stated and implied terms and features in a hybrid instrument.
		January 1, 2016 (early adoption permitted)	Did not have a significant impact on the consolidated financial statements.
ASU 2014-13, Consolidation (Topic 810) Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity
This update provided a practical expedient to measure the fair value of the financial assets and financial liabilities of a consolidated collateralized financing entity, which the reporting entity has elected to or is required to measure on a fair value basis.
		January 1, 2016 (early adoption permitted)	The Company adopted this ASU and applied the guidance to commercial mortgage backed securitization transactions. See "Commercial Real Estate Investments" footnote for further disclosure.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure	This update made limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.	January 1, 2015	Impacted disclosures only and did not have a significant impact on the consolidated financial statements.
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	This ASU raised the threshold for a disposal to be treated as discontinued operations.	April 1, 2015	Did not have a significant impact on the consolidated financial statements.
ASU 2014-04 Receivables–Troubled Debt Restructurings by Creditors, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
This update clarified that an in-substance repossession or foreclosure has occurred, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when the creditor obtains legal title to the property upon completion of a foreclosure or the borrower conveys all interest in the property to the creditor through a deed in lieu of foreclosure or similar arrangement.
		January 1, 2015	Did not have a significant impact on the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4.            RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio carried at fair value as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$56,120,429	$3,093,155	$(2,392)	$59,211,192	$765,776	$(204,912)	$59,772,056
Adjustable-rate pass-through	3,064,341	68,241	(6,974)	3,125,608	70,485	(220)	3,195,873
CMO	922,196	24,962	(387)	946,771	16,943	(4,417)	959,297
Debentures	158,803	-	(638)	158,165	-	(1,130)	157,035
Interest-only	9,362,596	1,614,332	-	1,614,332	33,802	(135,536)	1,512,598
Total Agency investments	$69,628,365	$4,800,690	$(10,391)	$65,056,068	$887,006	$(346,215)	$65,596,859

Residential Credit
CRT	$517,207	$1,586	$(14,763)	$504,030	$3,138	$(6,001)	$501,167
Legacy(2)	484,784	879	(52,182)	433,481	1,251	(4,306)	430,426
NPL/RPL	428,656	50	(1,579)	427,127	153	(941)	426,339
New issue	280,060	1,233	(1,446)	279,847	3,713	-	283,560
New issue interest-only	1,114,234	17,823	-	17,823	324	(965)	17,182
Total residential credit securities	$2,824,941	$21,571	$(69,970)	$1,662,308	$8,579	$(12,213)	$1,658,674

Total Residential Investment Securities	$72,453,306	$4,822,261	$(80,361)	$66,718,376	$895,585	$(358,428)	$67,255,533

	December 31, 2015
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$57,339,705	$3,270,521	$(2,832)	$60,607,394	$400,350	$(824,862)	$60,182,882
Adjustable-rate pass-through	2,894,192	61,781	(6,427)	2,949,546	70,849	(10,317)	3,010,078
CMO	964,095	27,269	(477)	990,887	9,137	(12,945)	987,079
Debentures	158,802	-	(648)	158,154	-	(6,116)	152,038
Interest-only	9,499,332	1,634,312	-	1,634,312	18,699	(114,826)	1,538,185
Total Agency investments	$70,856,126	$4,993,883	$(10,384)	$66,340,293	$499,035	$(969,066)	$65,870,262

Residential Credit
CRT	$476,084	$2,225	$(12,840)	$465,469	$250	$(9,209)	$456,510
Legacy(2)	378,527	773	(37,150)	342,150	698	(1,140)	341,708
NPL/RPL	354,945	19	(1,270)	353,694	19	(1,172)	352,541
New issue	197,695	566	-	198,261	-	(1,060)	197,201
New issue interest-only	811,245	15,430	-	15,430	-	(158)	15,272
Total residential credit securities	$2,218,496	$19,013	$(51,260)	$1,375,004	$967	$(12,739)	$1,363,232

Total Residential Investment Securities	$73,074,622	$5,012,896	$(61,644)	$67,715,297	$500,002	$(981,805)	$67,233,494

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

The following tables present the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of March 31, 2016 and December 31, 2015:
Investment Type	March 31, 2016	December 31, 2015
	(dollars in thousands)
Fannie Mae	$41,990,479	$42,647,075
Freddie Mac	23,341,571	22,960,595
Ginnie Mae	107,774	110,554
Total	$65,439,824	$65,718,224

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on underlying mortgages.  The following table summarizes the Company’s available-for-sale Residential Investment Securities as of March 31, 2016 and December 31, 2015, according to their estimated weighted average life classifications:

	March 31, 2016		December 31, 2015
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$72,348	$73,220	$37,862	$37,850
Greater than one year through five years	46,745,799	46,268,066	20,278,111	20,066,435
Greater than five years through ten years	20,238,032	20,176,740	46,473,701	47,174,319
Greater than ten years	199,354	200,350	443,820	436,693
Total	$67,255,533	$66,718,376	$67,233,494	$67,715,297

The weighted average lives of the Agency mortgage-backed securities at March 31, 2016 and December 31, 2015 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be materially longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	$2,633,437	$(7,176)	67	$20,072,072	$(164,259)	463
12 Months or More	20,732,579	(203,503)	188	21,705,764	(689,981)	189
Total	$23,366,016	$(210,679)	255	$41,777,836	$(854,240)	652

(1)	Excludes interest-only mortgage-backed securities.

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

During the quarter ended March 31, 2016, the Company disposed of $3.5 billion of Residential Investment Securities, resulting in a net realized loss of ($1.7) million.

During the quarter ended March 31, 2015, the Company disposed of $14.9 billion of Residential Investment Securities, resulting in a net realized gain of $62.3 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.            COMMERCIAL REAL ESTATE INVESTMENTS
On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County, California.  As of March 31, 2016, such financing is comprised of a $280.0 million senior mortgage loan ($278.6 million, net of origination fees), and mezzanine loan with an initial principal balance of $55.0 million ($52.7 million, net of origination) and a future funding component of $30.0 million. The senior mortgage loan was held for sale as of March 31, 2016 and December 31, 2015. In April 2016, the Company sold $115.0 million of the senior loan to an unrelated third party at carrying value, accordingly, no gain or loss was recorded in connection with the sale. The balance of the senior loan of $165.0 million remains held for sale.

The following tables present commercial real estate investments held for investment at March 31, 2016 and December 31, 2015.

CRE Debt and Preferred Equity Investments

	March 31, 2016			December 31, 2015
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$477,302	$474,559	40.3%	$387,314	$385,838	28.6%
Senior securitized mortgages(3)	212,072	211,855	17.9%	263,072	262,703	19.4%
Mezzanine loans	486,081	482,101	41.0%	582,592	578,503	43.0%
Preferred equity	9,000	8,953	0.8%	122,444	121,773	9.0%
Total (4)	$1,184,455	$1,177,468	100.0%	$1,355,422	$1,348,817	100.0%

(1)	Carrying value includes unamortized origination fees of $7.1 million and $6.9 million as of March 31, 2016 and December 31, 2015, respectively.
(2)	Based on outstanding principal.
(3)	Assets of consolidated VIEs.
(4)	Excludes Loans held for sale.

	March 31, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	155,065	-	25,897	-	180,962
Principal payments	(65,077)	(51,000)	(122,408)	(113,445)	(351,930)
Sales (principal)	-	-	-	-	-
Amortization & accretion of (premium) discounts	(34)	-	(221)	-	(255)
Net (increase) decrease in origination fees	(1,578)	-	(285)	-	(1,863)
Amortization of net origination fees	345	152	615	625	1,737
Transfers	-	-	-	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value (2)	$474,559	$211,855	$482,101	$8,953	$1,177,468

(1)	Assets of consolidated VIE.
(2)	Excludes Loans held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	December 31, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	293,925	-	195,312	-	489,237
Principal payments	(243,270)	(136,469)	(153,693)	(92,210)	(625,642)
Sales (principal)	(46,945)	-	-	-	(46,945)
Amortization & accretion of (premium) discounts	(142)	-	(232)	517	143
Net (increase) decrease in origination fees	(3,702)	(279)	(4,806)	-	(8,787)
Amortization of net origination fees	2,077	817	691	561	4,146
Transfers	-	-	18,500	-	18,500
Allowance for loan losses	-	-	-	-	-
Net carrying value (2)	$385,838	$262,703	$578,503	$121,773	$1,348,817

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale.

Internal CRE Debt and Preferred Equity Investment Ratings

	March 31, 2016
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Closely-Monitored	Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$477,302	40.3%	$91,321	$243,681	$142,300	$-	$-	$-	$477,302
Senior securitized mortgages(2)	212,072	17.9%	55,770	15,500	140,802	-	-	-	212,072
Mezzanine loans	486,081	41.0%	295,950	160,814	29,317	-	-	-	486,081
Preferred equity	9,000	0.8%	-	-	9,000	-	-	-	9,000
	$1,184,455	100.0%	$443,041	$419,995	$321,419	$-	$-	$-	$1,184,455

(1) Excludes Loans held for sale.
(2) Assets of consolidated VIE.

	December 31, 2015
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Closely-Monitored	Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$387,314	28.6%	$71,000	$283,148	$33,166	$-	$-	$-	$387,314
Senior securitized mortgages(2)	263,072	19.4%	106,770	15,500	140,802	-	-	-	263,072
Mezzanine loans	582,592	43.0%	342,493	219,969	20,130	-	-	-	582,592
Preferred equity	122,444	9.0%	-	81,944	40,500	-	-	-	122,444
	$1,355,422	100.0%	$520,263	$600,561	$234,598	$-	$-	$-	$1,355,422

(1) Excludes Loans held for sale.
(2) Assets of consolidated VIE.

Real Estate Investments

There were no acquisitions of new real estate holdings during the quarter ended March 31, 2016.
The following table summarizes real estate held for investment as of March 31, 2016:

Date of Acquisition	Type	Location	Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)

July 2015	Multi Tenant Retail	Ohio	$11,000	4.6
August 2015	Multi Tenant Retail	Florida	$18,900	5.1
October 2015	Multifamily Property	Washington, DC	$75,000	0.3
October 2015	Multi Tenant Retail	California	$37,750	3.0
November 2015	Multi Tenant Retail	Texas	$131,950	4.3

The weighted average amortization period for intangible assets and liabilities as of March 31, 2016 is 7.2 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Investments in Commercial Real Estate

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$113,494	$113,494
Buildings and improvements	374,213	373,603
Subtotal	487,707	487,097
Less: accumulated depreciation	(21,456)	(16,886)
Total real estate held for investment, at amortized cost, net	466,251	470,211
Equity in unconsolidated joint ventures	61,535	65,735
Investments in commercial real estate, net	$527,786	$535,946

Depreciation expense was $4.6 million and $2.8 million for the quarters ended March 31, 2016 and 2015, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income
The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents payments under non-cancelable operating leases in effect at March 31, 2016 for consolidated investments in real estate are as follows:

March 31, 2016
(dollars in thousands)
2016 (remaining)	$26,105
2017	30,305
2018	26,238
2019	22,157
2020	17,848
Later years	53,326
$175,979

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable as of March 31, 2016 and December 31, 2015, were as follows:

March 31, 2016
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$292,821	$296,325	2.30% to 4.61%	Floating (1)	2016 and 2025	First liens
Tennessee	12,236	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,012	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,271	16,227	3.50%	Fixed	1/1/2017	First liens
Nevada	2,425	2,419	3.45%	Floating (2)	3/29/2017	First liens
	$334,765	$338,346

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 4.31%, receive floating rate of L+215).
(2) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$292,658	$296,325	2.30% to 4.61%	Floating (1)	2016 and 2025	First liens
Tennessee	12,228	12,350	4.01%	Fixed	6/6/2019	First liens
Virginia	11,012	11,025	3.58%	Fixed	9/6/2019	First liens
Arizona	16,365	16,308	3.50%	Fixed	1/1/2017	First liens
Nevada	2,444	2,436	3.45%	Floating (2)	3/29/2017	First liens
	$334,707	$338,444

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 4.31%, receive floating rate of L+215).
(2) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of March 31, 2016:
Mortgage Loan Principal Payments
(dollars in thousands)
2016 (remaining)	$7,502
2017	18,344
2018	-
2019	23,375
2020	-
Later years	289,125
$338,346

VIEs

Securitization

In January 2014, the Company closed NLY Commercial Mortgage Trust 2014-FL1 (the "Trust"), a $399.5 million securitization financing transaction which provides permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or co-originated by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by the Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74% at closing. The Company used the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the interest-only bond issued by the Trust, which are referred to as the subordinate bonds.

The Company incurred approximately $4.3 million of costs in connection with the securitization that have been capitalized and are being amortized to interest expense. Deferred financing costs are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

As of March 31, 2016 the carrying value of the Trust's assets was $211.9 million, net of $0.2 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of March 31, 2016, the carrying value of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

the Trust's liabilities was $125.6 million, net of $0.2 million of deferred financing costs, classified as Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF ("FREMF 2015-KLSF") for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust's assets and liabilities of $1.3 billion and $1.2 billion, respectively, at March 31, 2016.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 ("FREMF 2015-KF07") for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company was required to consolidate the FREMF 2015-KF07 Trust's assets and liabilities of $1.1 billion and $1.0 billion, respectively, at March 31, 2016.

In February 2016, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREM Mortgage Trust 2016-KLH1 ("FREM 2016-KLH1") for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company was required to consolidate the FREM 2016-KLH1 Trust's assets and liabilities of $1.5 billion and $1.4 billion, respectively, at March 31, 2016. FREMF 2015-KLSF, FREMF 2015-KF07 and FREM 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company's exposure to the obligations of the VIEs is generally limited to the Company's investment in the FREMF Trusts of $291.0 million. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.2 million and $0.8 million of related costs were expensed during the quarter ended March 31, 2016 and the year ended December 31, 2015, respectively. The FREMF Trusts' assets are included in Commercial real estate debt investments and the FREMF Trusts' liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more accurately represent the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company's Consolidated Statements of Comprehensive Income (Loss). The Company has adopted ASU 2014-13 and applied the practical expedient fair value measurement whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts is more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the fair value of the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company's methodology for valuing the financial assets of the FREMF Trusts is an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The statement of financial condition of the FREMF Trusts that is reflected in the Company's Consolidated Statements of Financial Condition at March 31, 2016 is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2016
(dollars in thousands)
Assets
Senior securitized commercial mortgages carried at fair value	$3,968,118
Accrued interest receivable	8,351
Total assets	$3,976,469

Liabilities
Securitized debt (non-recourse) at fair value	$3,677,079
Accrued interest payable	4,311
Total liabilities	$3,681,390

The FREMF Trusts mortgage loans had an unpaid principal balance of $4.0 billion at March 31, 2016. As of March 31, 2016 there are no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of March 31, 2016 based upon the
Company's process of monitoring events of default on the underlying mortgage loans.

The statement of comprehensive income (loss) of the FREMF Trusts that is reflected in the Company's Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2016 is as follows:

For the Quarter Ended March 31, 2016
(dollars in thousands)
Net interest income:
Interest income	$21,030
Interest expense	7,876
Net interest income	13,154

Other income (loss):
Unrealized gain (loss) on financial instruments at fair value (1)	147
Guarantee fees and servicing costs	(5,297)
Other income (loss)	(5,150)
General and administration expenses	2
Net income	$8,002

(1) Included in Net unrealized gains (losses) on financial instruments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan balances related to the FREMF Trusts as of March 31, 2016 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk
Property Location	Principal Balance	% of Balance
	(dollars in thousands)
Texas	$749,569	18.8%
North Carolina	537,375	13.5%
Maryland	499,495	12.5%
Florida	456,663	11.4%
Other	1,751,963	43.8%
Total	$3,995,065	100.0%

6.       CORPORATE DEBT

The Company invests in corporate loans and corporate debt securities through the MML subsidiary.
The industry and interest rate characteristics of the portfolio as of March 31, 2016 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	Fixed Rate	Floating Rate	Total
	(dollars in thousands)

Healthcare	$-	$173,896	$173,896
Security services	74,700	-	74,700
Technology	-	93,292	93,292
Business services	4,359	134,515	138,874
Agriculture and protein processing	-	41,576	41,576
Food & beverage	-	27,930	27,930
Mining & minerals	-	24,671	24,671
Consumer products	-	23,230	23,230
Manufacturing	-	7,477	7,477
Education services	-	21,168	21,168
Packaging	-	12,667	12,667
Total	$79,059	$560,422	$639,481

The table below reflects the Company's aggregate positions by their respective place in the capital structure of the borrowers as of March 31, 2016.

March 31, 2016
(dollars in thousands)

First lien loans	$397,693
Second lien loans	162,729
Second lien notes	74,700
Subordinated notes	4,359
Total	$639,481

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

The Company designates its financial instruments as trading, available for sale or held to maturity depending upon the type of instrument and the Company's intent and ability to hold such instrument to maturity. Instruments classified as available for sale and trading are reported at fair value on a recurring basis.

The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the three-level fair value hierarchy,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

with the observability of inputs determining the appropriate level.

Futures contracts are valued using quoted prices for identical instruments in active markets. Residential Investment Securities, interest rate swaps, swaptions and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Management reviews and indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.
The Residential Investment Securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company's securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy. Additionally, as discussed in the "Commercial Real Estate Investments" footnote, Commercial real estate debt investments carried at fair value are classified as Level 2.

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
March 31, 2016	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	65,439,824	$-	$65,439,824
Agency debentures	-	157,035	-	157,035
Credit risk transfer securities	-	501,167	-	501,167
Non-Agency mortgage-backed securities	-	1,157,507	-	1,157,507
Commercial real estate debt investments	-	4,401,725	-	4,401,725
Interest rate swaps	-	93,312	-	93,312
Other derivatives	717	76,732	-	77,449
Total assets	$717	$71,827,302	$-	$71,828,019
Liabilities:
Securitized debt of consolidated VIEs	$-	3,677,079	$-	$3,677,079
Interest rate swaps	-	2,782,961	-	2,782,961
Other derivatives	69,171	-	-	69,171
Total liabilities	$69,171	$6,460,040	$-	$6,529,211

	Level 1	Level 2	Level 3	Total
December 31, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$65,718,224	$-	$65,718,224
Agency debentures	-	152,038	-	152,038
Credit risk transfer securities	-	456,510	-	456,510
Non-Agency mortgage-backed securities	-	906,722	-	906,722
Commercial real estate debt investments	-	2,911,828	-	2,911,828
Interest rate swaps	-	19,642	-	19,642
Other derivatives	12,443	9,623	-	22,066
Total assets	$12,443	$70,174,587	$-	$70,187,030
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,366,878	$-	$2,366,878
Interest rate swaps	-	1,677,571	-	1,677,571
Other derivatives	32,778	17,185	-	49,963
Total liabilities	$32,778	$4,061,634	$-	$4,094,412

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The carrying value of short-term instruments, including cash and cash equivalents, reverse repurchase agreements, repurchase agreements and other secured financing whose term is less than twelve months, generally approximates fair value due to the short-term nature of the instruments.

The estimated fair value of commercial real estate debt and preferred equity investments takes into consideration changes in credit spreads and interest rates from the date of origination or purchase to the reporting date. The fair value also reflects consideration of asset-specific maturity dates and other items that could have an impact on the fair value as of the reporting date.

Estimates of fair value of corporate debt require the use of judgments and inputs including, but not limited to, the enterprise value of the borrower (i.e., an estimate of the total fair value of the borrower's debt and equity), the nature and realizable value of any collateral, the borrower's ability to make payments when due and its earnings history. Management also considers factors that affect the macro and local economic markets in which the borrower operates.

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

The carrying value of participation sold is based on the loan's amortized cost. The fair value of participation sold is based on the fair value of the underlying related commercial loan.

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of March 31, 2016 and December 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

		March 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$2,416,136	$2,416,136	$1,769,258	$1,769,258
Agency mortgage-backed securities	2	65,439,824	65,439,824	65,718,224	65,718,224
Agency debentures	2	157,035	157,035	152,038	152,038
Credit risk transfer securities	2	501,167	501,167	456,510	456,510
Non-Agency mortgage-backed securities	2	1,157,507	1,157,507	906,722	906,722
Commercial real estate debt investments	2	4,401,725	4,401,725	2,911,828	2,911,828
Commercial real estate debt and preferred equity, held for investment	3	1,177,468	1,170,280	1,348,817	1,350,968
Loans held for sale	3	278,600	278,600	278,600	278,600
Corporate debt (1)	2	639,481	626,486	488,508	470,894
Interest rate swaps	2	93,312	93,312	19,642	19,642
Other derivatives	1,2	77,449	77,449	22,066	22,066

Financial liabilities:
Repurchase agreements	1,2	$54,448,141	$54,562,824	$56,230,860	$56,361,623
Other secured financing	1,2	3,588,326	3,590,225	1,845,048	1,846,095
Securitized debt of consolidated VIEs	2	3,802,682	3,802,898	2,540,711	2,541,193
Participation sold	2	13,182	12,691	13,286	13,138
Mortgage payable	3	334,765	350,599	334,707	339,849
Interest rate swaps	2	2,782,961	2,782,961	1,677,571	1,677,571
Other derivatives	1,2	69,171	69,171	49,963	49,963

(1) Includes a held-to-maturity debt security carried at amortized cost of $74.7 million as of March 31, 2016 and December 31, 2015. The held-to-maturity debt security had a fair value of $66.8 million and $61.3 million as of March 31, 2016 and December 31, 2015, respectively.

8.       SECURED FINANCING

The Company had outstanding $54.4 billion and $56.2 billion of repurchase agreements with weighted average borrowing rates of 1.87% and 1.83%, after giving effect to the Company's interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 136 days and 151 days as of March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	March 31, 2016
	Repurchase Agreements by Collateral Type						Weighted Average Rate
	Agency Mortgage-backed Securities	Debentures	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements
	(dollars in thousands)
1 day	$8,050,000	$-	$-	$-	$-	$8,050,000	0.62%
2 to 29 days	12,466,595	-	54,656	320,677	-	12,841,928	0.75%
30 to 59 days	4,663,011	-	59,313	156,354	-	4,878,678	0.82%
60 to 89 days	9,118,832	-	-	146,165	-	9,264,997	0.96%
90 to 119 days	4,270,155	-	-	-	-	4,270,155	0.95%
Over 120 days(1)	14,954,590	-	-	-	187,793	15,142,383	1.46%
Total	$53,523,183	$-	$113,969	$623,196	$187,793	$54,448,141	0.99%

December 31, 2015
	Repurchase Agreements by Collateral Type						Weighted Average Rate
	Agency Mortgage-backed Securities	Debentures	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	$-	0.00%
2 to 29 days	20,123,464	-	83,664	260,359	-	20,467,487	0.69%
30 to 59 days	7,898,646	-	59,189	65,374	-	8,023,209	0.74%
60 to 89 days	4,046,593	-	-	78,833	-	4,125,426	0.74%
90 to 119 days	4,846,580	-	-	-	-	4,846,580	0.60%
Over 120 days(1)	18,557,715	-	-	31,015	179,428	18,768,158	1.33%
Total	$55,472,998	$-	$142,853	$435,581	$179,428	$56,230,860	0.90%

(1) Approximately 12% and 14% of the total repurchase agreements had a remaining maturity over 1 year as of March 31, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015. Refer to "Derivative Instruments" footnote for information related to the effect of netting arrangements on the Company's derivative instruments.

	March 31, 2016		December 31, 2015
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$-	$54,448,141	$-	$56,230,860
Amounts Offset	-	-	-	-
Netted Amounts	$-	$54,448,141	$-	$56,230,860

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines ("FHLB Des Moines"). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company's Consolidated Statements of Financial Condition. As of March 31, 2016, $3.6 billion matures beyond three years. As of December 31, 2015, $402.8 million matures within 90 days and $1.4 billion extends beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 0.59% at March 31, 2016 and December 31, 2015.

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $62.7 billion and $188.6 million, respectively, at March 31, 2016 and $62.3 billion and $171.7 million, respectively, at December 31, 2015.

9.       DERIVATIVE INSTRUMENTS

In connection with the Company's investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Residential Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2016 and December 31, 2015:
Derivatives Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$93,312	$19,642
TBA derivatives	Other derivatives, at fair value	76,732	9,622
Futures contracts	Other derivatives, at fair value	717	12,444
		$170,761	$41,708

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$2,782,961	$1,677,571
TBA derivatives	Other derivatives, at fair value	-	17,185
Futures contracts	Other derivatives, at fair value	69,171	32,778
		$2,852,132	$1,727,534

The following table summarizes certain characteristics of the Company's interest rate swaps at March 31, 2016 and December 31, 2015:
March 31, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$4,290,419	1.79%	0.47%	1.87
3 - 6 years	11,925,000	1.87%	0.73%	4.22
6 - 10 years	10,227,550	2.49%	0.76%	7.88
Greater than 10 years	3,434,400	3.54%	0.59%	18.64
Total / Weighted Average	$29,877,369	2.26%	0.69%	6.76

December 31, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,240,436	1.85%	0.36%	1.80
3 - 6 years	11,675,000	1.82%	0.55%	4.25
6 - 10 years	11,635,250	2.44%	0.57%	7.92
Greater than 10 years	3,634,400	3.70%	0.43%	19.37
Total / Weighted Average	$30,185,086	2.26%	0.53%	7.02

(1) There were no forward starting pay fixed swaps as of March 31, 2016. Notional amount includes $500.0 million in forward starting pay fixed swaps as of December 31, 2015.
(2) Excludes forward starting swaps.
(3) There were no forward starting pay fixed swaps as of March 31, 2016. Weighted average fixed rate on forward starting pay fixed swaps was 1.44% as of December 31, 2015.

There were no swaptions outstanding as of March 31, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company's TBA derivatives as of March 31, 2016 and December 31, 2015:

March 31, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$14,273,000	$14,847,792	$14,924,524	$76,732

December 31, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,761,000	$14,177,338	$14,169,775	$(7,563)

The following table summarizes certain characteristics of the Company's futures derivatives as of March 31, 2016 and December 31, 2015:
	March 31, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(4,375,000)	2.00
U.S. Treasury futures - 5 year	-	(1,847,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.75
Total	$-	$(6,877,800)	3.10

	December 31, 2015
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(7,000,000)	2.00
U.S. Treasury futures - 5 year	-	(1,847,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.92
Total	$-	$(9,502,800)	2.81

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of March 31, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2016		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$93,312	$(93,312)	$-	$-
TBA derivatives, at fair value	76,732	-	-	76,732
Futures contracts, at fair value	717	(110)	-	607

Liabilities:
Interest rate swaps, at fair value	$2,782,961	$(93,312)	$(1,617,530)	$1,072,119
TBA derivatives, at fair value	-	-	-	-
Futures contracts, at fair value	69,171	(110)	(69,061)	-

December 31, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$19,642	$(18,040)	$-	$1,602
TBA derivatives, at fair value	9,622	(7,367)	-	2,255
Futures contracts, at fair value	12,443	(10,868)	-	1,575

Liabilities:
Interest rate swaps, at fair value	$1,677,571	$(18,040)	$(913,576)	$745,955
TBA derivatives, at fair value	17,185	(7,367)	-	9,818
Futures contracts, at fair value	32,778	(10,868)	(21,910)	-

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarters Ended:
March 31, 2016	$(147,475)	$-	$(1,031,720)
March 31, 2015	$(158,239)	$(226,462)	$(466,202)

(1) Interest expense related to the Company's interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).
The effect of other derivative contracts on the Company's Consolidated Statements of Comprehensive Income (Loss) is as follows:

Quarter Ended March 31, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$219,993	$84,295	$304,288
Net interest rate swaptions	$-	$-	$-
Futures	$(130,994)	$(48,120)	$(179,114)
			$125,174

Quarter Ended March 31, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(55,644)	$117,188	$61,544
Net interest rate swaptions	$(21,891)	$17,083	$(4,808)
Futures	$(5,506)	$(58,126)	$(63,632)
			$(6,896)

(1) Includes options on TBA contracts.

Certain of the Company's derivative contracts are subject to International Swaps and Derivatives
Association Master Agreements or other similar agreements which may contain provisions that

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders' equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company's failure to maintain its REIT status, (iii) the Company's failure to comply with limits on the amount of leverage, and (iv) the Company's stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2016 was approximately $2.6 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

11.       COMMON STOCK AND PREFERRED STOCK

The Company's authorized shares of capital stock, par value of $0.01 per share, consists of 1,956,937,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock and 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock.

(A) Common Stock
At March 31, 2016 and December 31, 2015, the Company had issued and outstanding 924,853,133 and 935,929,561 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the three months ended March 31, 2016 and 2015.

During the quarter ended March 31, 2016, the Company raised $0.5 million, by issuing 54,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2015, the Company raised $0.6 million, by issuing 53,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors ("Board") had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2016 ("Repurchase Program"). During the quarter ended March 31, 2016, the Company repurchased 11,132,226 shares of its common stock under the Repurchase Program for an aggregate amount of $102.7 million. All common shares purchased were part of a publicly announced plan in open-market transactions.

In March 2012, the Company entered into six separate Distribution Agency Agreements ("Distribution Agency Agreements") with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap Securities, Inc. (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company's common stock. The Company did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2016 and 2015.

(B) Preferred Stock

At March 31, 2016 and December 31, 2015, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through March 31, 2016, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At March 31, 2016 and December 31, 2015, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on May 16, 2017 (subject to the Company's right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2016, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At March 31, 2016 and December 31, 2015, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on September 13, 2017 (subject to the Company's right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2016, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

During the quarter ended March 31, 2016, the Company declared dividends to common stockholders totaling $277.5 million, or $0.30 per common share which were paid to common stockholders on April 29, 2016. During the quarter ended March 31, 2016, the Company declared and paid dividends to Series A Preferred Stock stockholders totaling approximately $3.6 million, or $0.492 per preferred share, Series C Preferred Stock stockholders totaling approximately $5.7 million, or $0.477 per preferred share and Series D Preferred Stock stockholders totaling approximately $8.6 million, or $0.469 per preferred share.

During the quarter ended March 31, 2015, the Company declared dividends to common stockholders totaling $284.3 million, or $0.30 per common share which were paid to common stockholders on April 30, 2015. During the quarter ended March 31, 2015, the Company declared and paid dividends to Series A Preferred Stock stockholders totaling approximately $3.6 million, or $0.492 per preferred share, Series C Preferred Stock stockholders totaling approximately $5.7 million, or $0.477 per preferred share and Series D Preferred Stock stockholders totaling approximately $8.6 million, or $0.469 per preferred share.

12.       INTEREST INCOME AND INTEREST EXPENSE
The table below presents the components of the Company's interest income and interest expense for the quarters ended March 31, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Quarters Ended March 31,
	2016	2015
Interest income:	(dollars in thousands)
Residential Investment Securities	$315,717	$478,239
Commercial investment portfolio(1)	70,187	40,336
Reverse repurchase agreements	2,239	539
Total interest income	388,143	519,114
Interest expense:
Repurchase agreements	132,891	102,748
Convertible Senior Notes	-	23,627
Securitized debt of consolidated VIEs	9,033	2,882
Participation sold	158	159
Other	5,365	4
Total interest expense	147,447	129,420
Net interest income	$240,696	$389,694

(1) Includes commercial real estate debt, preferred equity and corporate debt.

13.       GOODWILL
At March 31, 2016 and December 31, 2015, goodwill totaled $71.8 million.

14.       NET INCOME (LOSS) PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters ended March 31, 2016 and 2015.

	For the Quarters Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands, except per share data)
Net income (loss)	$(868,080)	$(476,499)
Less: Net income (loss) attributable to noncontrolling interest	(162)	(90)
Net income (loss) attributable to Annaly	(867,918)	(476,409)
Less: Preferred stock dividends	17,992	17,992
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	(885,910)	(494,401)
Add: Interest on Convertible Senior Notes, if dilutive	-	-
Net income (loss) available to common stockholders, as adjusted	$(885,910)	$(494,401)
Weighted average shares of common stock outstanding-basic	926,813,588	947,669,831
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	-	-
Weighted average shares of common stock outstanding-diluted	926,813,588	947,669,831
Net income (loss) per share available (related) to common share:
Basic	$(0.96)	$(0.52)
Diluted	$(0.96)	$(0.52)

Options to purchase 1.1 million and 2.3 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarters ended March 31, 2016 and 2015, respectively.

15.       LONG-TERM STOCK INCENTIVE PLAN
The Company adopted the 2010 Equity Incentive Plan (the "Plan"), which authorizes the Compensation Committee of the Board of Directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan. The Company had previously adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the "Prior

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Plan"). The Prior Plan authorized the Compensation Committee of the Board of Directors to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company's common stock, up to a ceiling of 8,932,921 shares. No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.
The following table sets forth activity related to the Company's stock options awarded under the Plan:

	For the Quarters Ended
	March 31, 2016		March 31, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,168,775	$15.34	2,259,335	$15.35
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(2,500)	13.72	(8,799)	14.80
Expired	(30,500)	11.72	-	-
Options outstanding at the end of period	1,135,775	15.44	2,250,536	15.35
Options exercisable at the end of the period	1,135,775	$15.44	2,250,536	$15.35

The weighted average remaining contractual term was approximately 2.2 years and 2.8 years for stock options outstanding and exercisable as of March 31, 2016 and 2015, respectively.

As of March 31, 2016 and 2015, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

16.       INCOME TAXES

For the quarter ended March 31, 2016 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company's policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code ("Section 162(m)"). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2013 tax year.
The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company's status as a REIT, and therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise or business taxes. The Company's TRSs are subject to federal, state and local taxes.

During the quarter ended March 31, 2016, the Company recorded an $837 thousand income tax benefit for income attributable to its TRSs. During the quarter ended March 31, 2015, the Company recorded $14 thousand of income tax expense for income attributable to its TRSs.

The Company's federal, state and local tax returns from 2012 and forward remain open for examination.

17.       LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expired in February 2016. The lease expense for the quarters ended March 31, 2016 and 2015 was $0.8 million and $0.6 million, respectively. The Company's aggregate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

future minimum lease payments totaled $35.4 million.
The following table details the lease payments.

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2016 (remaining)	$2,673
2017	3,565
2018	3,565
2019	3,565
2020	3,652
Later years	18,343
$35,363

The Company had no material unfunded loan commitments as of March 31, 2016 and December 31, 2015.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. There were no material contingencies as of March 31, 2016 and December 31, 2015.

18.       RISK MANAGEMENT
The primary risks to the Company are liquidity, investment/market risk and credit risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company's control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on Interest Earning Assets and the interest expense incurred in connection with the Interest Bearing Liabilities and hedges, by affecting the spread between the Interest Earning Assets and Interest Bearing Liabilities. Changes in the level of interest rates can also affect the value of the Interest Earning Assets and the Company's ability to realize gains from the sale of these assets. A decline in the value of the Interest Earning Assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.
The Company may seek to mitigate the potential financial impact by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges.

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the path and volatility of future interest rates may adversely affect the performance and market value of the Company's investments. This could negatively impact the Company's book value. Furthermore, if many of the Company's lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Residential Investment Securities and commercial real estate investments at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario analyses and utilizing a range of hedging strategies.

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities issued by Freddie Mac and Fannie Mae, are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government. Principal and interest on Agency debentures are guaranteed by the Agency issuing the debenture. The majority of the Company's Residential Investment Securities have an actual or implied "AAA" rating.

The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, CRT securities, other non-Agency mortgage-backed securities and corporate debt. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and periodically assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

19.       RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. As of March 31, 2016 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap's regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2016 was $140.4 million with excess net capital of $140.1 million.

20.       RELATED PARTY TRANSACTIONS
Investment in Affiliate and Advisory Fees

In August 2015, FIDAC entered into an agreement with Chimera Investment Corporation ("Chimera") to internalize the management of Chimera. As part of the agreement, the companies agreed to terminate the management agreement between FIDAC and Chimera effective August 5, 2015.

In connection with the transaction, Annaly and Chimera entered into a share repurchase agreement pursuant to which Chimera purchased the Company's approximately 9.0 million shares of Chimera at an aggregate price of $126.4 million. The share repurchase agreement closed in August 2015.

For the quarter ended March 31, 2016, the Company did not record any advisory fees. For the quarter ended March 31, 2015, the Company recorded advisory fees from Chimera totaling $10.5 million. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement. Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera's gross stockholders' equity (as defined in the amended and restated management agreement).

Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company's management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the "Externalization"). The management agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was amended on November 5, 2014 (the management agreement, as amended, is referred to as "Management Agreement").

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders' equity, as defined in the Management Agreement, for its management services. For the quarters ended March 31, 2016 and 2015, the compensation and management fee was $37.0 million and $38.6 million, respectively. At March 31, 2016 and December 31, 2015, the Company had amounts payable to the Manager of $12.0 million and $12.1 million, respectively.

The Management Agreement provides for a two year term ending December 31, 2016 with automatic two-year renewals unless at least two-thirds of the Company's independent directors or the holders of a majority of the Company's outstanding shares of common stock elect to terminate the agreement in their sole discretion for any or no reason. At any time during the term or any renewal term the Company may deliver to the Manager written notice of the Company's intention to terminate the Management Agreement. The Company must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by the Company in its sole discretion.

The Company has a limited number of employees following the Externalization, all of whom are employees of the Company's subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the amount paid to the Manager.

The Management Agreement may be amended or modified by agreement between the Company and the Manager. There is no termination fee for a termination of the Management Agreement by either the Company or the Manager.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

21.       SUBSEQUENT EVENTS
Pending Acquisition of Hatteras Financial Corp.

As previously disclosed in a Form 8-K filed with the SEC on April 11, 2016 (the "Merger 8-K"), on April 10, 2016, the Company, Ridgeback Merger Sub Corporation, a wholly-owned subsidiary of the Company ("Purchaser"), and Hatteras Financial Corp. ("Hatteras") entered into an agreement and plan of merger (the "Merger Agreement"), pursuant to which, subject to the terms and conditions contained therein, the Company agreed to acquire Hatteras (the "Hatteras Acquisition"), an externally managed mortgage REIT that invests primarily in single-family residential mortgage real estate assets, for aggregate consideration to Hatteras common shareholders of approximately $1.5 billion based on the closing price of the Company's common stock on April 8, 2016. Approximately 65% of such consideration will be payable in shares of the Company's common stock, and approximately 35% of which will be payable in cash. In addition, as part of the Hatteras Acquisition, each share of Hatteras 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share ("Hatteras Preferred Share"), that is outstanding as of immediately prior to the completion of the Hatteras Acquisition will be converted into one share of a newly-designated series of the Company's preferred stock, par value $0.01 per share, which the Company expects will be classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a Hatteras Preferred Share.

The closing of the Hatteras Acquisition is subject to a number of conditions, including the receipt of specified regulatory approvals.
Prior to closing the Hatteras Acquisition, each of Hatteras and the Company will declare a prorated dividend to their respective shareholders with a record and payment date on the last business day prior to the completion of the Hatteras Acquisition. Each of the dividends will be prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to Hatteras and the Company's shareholders, respectively, and the amount of such prior quarterly dividend, as applicable.

In connection with the execution of the Merger Agreement, Hatteras and its external manager, Atlantic Capital Advisors LLC, a North Carolina limited liability company ("ACA"), entered into an amendment to the management agreement, dated February 23, 2012, by and between Hatteras and ACA. The amendment provides that upon the completion of the Hatteras Acquisition, the management agreement between Hatteras and ACA will terminate, and as a result of such termination, Hatteras will pay to ACA a termination fee of $45.4 million.

The Hatteras Acquisition is expected to be completed before the end of the third quarter of 2016.

For additional details regarding the terms and conditions of the Merger Agreement and related matters, please refer to the Merger Agreement and the Merger 8-K and the other documentation filed as exhibits thereto. Additional information regarding the transactions contemplated by the Merger Agreement, including associated risks, will be contained in a registration statement on Form S-4 that the Company expects to file with the SEC in connection with the Hatteras Acquisition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and our ability to consummate the proposed Hatteras Acquisition on a timely basis or at all, and potential business disruption following the Hatteras Acquisition. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and Item 1A "Risk Factors" in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our most recent annual report on Form 10-K. All references to "Annaly," "we," "us" or "our" mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company. Refer to the section titled "Glossary of Terms" located at the end of this Item 2 for definitions of commonly used terms in this quarterly report on Form 10-Q.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview	41
Pending Acquisition of Hatteras	41
Business Environment	42
Economic Environment	42
Financial Regulatory Reform	43
Results of Operations	43
Net Income (Loss) Summary	44
Non-GAAP Financial Measures	45
Core Earnings and Normalized Core Earnings	46
Normalized Interest Income, Economic Interest Expense, Economic Net Interest Income and Normalized Economic Net Interest Income	46
Experienced and Projected Long-term CPR	47
Normalized Interest Income and Normalized Average Yield on Interest Earning Assets	48
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	48
Normalized Economic Net Interest Income	48
Realized and Unrealized Gains (Losses)	49
Other Income (Loss)	50
General Administrative Expenses	50
Unrealized Gains and Losses	50
Net Income (Loss) and Return on Average Equity	51
Financial Condition	51
Residential Investment Securities	52
Contractual Obligations	54
Off-Balance Sheet Arrangements	55
Capital Management	55
Stockholders' Equity	55
Common and Preferred Stock	56
Distributions to Stockholders	56
Leverage and Capital	57
Risk Management	57
Risk Appetite	57
Governance	58
Description of Risks	58
Liquidity Risk Management	59
Funding	59
Excess Liquidity	60
Maturity Profile	61
Stress Testing	63
Liquidity Management Policies	63
Investment/Market Risk Management	63
Credit Risk Management	64
Counterparty Risk Management	64
Operational Risk Management	65
Compliance, Regulatory and Legal Risk Management	65
Critical Accounting Policies and Estimates	66
Valuation of Financial Instruments	66
Residential Investment Securities	66
Commercial Real Estate Investments	66
Interest Rate Swaps	66
Revenue Recognition	67
Consolidation of Variable Interest Entities	67
Use of Estimates	67
Glossary of Terms	68

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis

Overview
We are a leading mortgage REIT that is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol "NLY." Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments.
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

For a full discussion of our business, refer to the section titled "Business Overview" in our most recent Annual Report on Form 10-K.

Pending Acquisition of Hatteras
As previously disclosed in a Form 8-K filed with the SEC on April 11, 2016 (Merger 8-K), on April 10, 2016, Annaly, Ridgeback Merger Sub Corporation, a wholly-owned subsidiary of the Company (Purchaser), and Hatteras Financial Corp. (Hatteras) entered into an agreement and plan of merger (the Merger Agreement), pursuant to which, subject to the terms and conditions contained therein, we agreed to acquire Hatteras (the Hatteras Acquisition), an externally managed mortgage REIT that invests primarily in single-family residential mortgage real estate assets, for aggregate consideration to Hatteras common shareholders of approximately $1.5 billion based on the closing price of Annaly's common stock on April 8, 2016. Approximately 65% of such consideration will be payable in shares of our common stock, and approximately 35% of which will be payable in cash. In addition, as part of the Hatteras Acquisition, each share of Hatteras 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (Hatteras Preferred Share), that is outstanding as of immediately prior to the completion of the Hatteras Acquisition will be converted into one share of a newly-designated series of our preferred stock, par value $0.01 per share, which we expect will be classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a Hatteras Preferred Share.

The closing of the Hatteras Acquisition is subject to a number of conditions, including the receipt of specified regulatory approvals.

Prior to closing the Hatteras Acquisition, each of Hatteras and Annaly will declare a prorated dividend to their respective shareholders with a record and payment date on the last business day prior to the completion of the Hatteras Acquisition. Each of the dividends will be prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to Hatteras and Annaly's shareholders, respectively, and the amount of such prior quarterly dividend, as applicable.

In connection with the execution of the Merger Agreement, Hatteras and its external manager, Atlantic Capital Advisors LLC, a North Carolina limited

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis

liability company (ACA), entered into an amendment to the management agreement, dated February 23, 2012, by and between Hatteras and ACA. The amendment provides that upon the completion of the Hatteras Acquisition, the management agreement between Hatteras and ACA will terminate, and as a result of such termination, Hatteras will pay to ACA a termination fee of $45.4 million.

The Hatteras Acquisition is expected to be completed before the end of the third quarter of 2016.

For additional details regarding the terms and conditions of the Merger Agreement and related matters, please refer to the Merger Agreement and the Merger 8-K and the other documentation filed as exhibits thereto. Additional information regarding the transactions contemplated by the Merger Agreement, including associated risks, will be contained in a registration statement on Form S-4 that we expect to file with the SEC in connection with the Hatteras Acquisition.

Business Environment
The aggregate size of our Residential Investment Securities portfolio and commercial real estate investments (excluding assets held in consolidated VIEs) remained relatively unchanged in the first quarter of 2016 after growing modestly in the fourth quarter of 2015. The composition of our Residential Investment Securities portfolio continued to shift modestly from agency securities to residential credit securities during the current quarter. The first quarter of 2016 witnessed a meaningful bout of volatility that has since subsided, as markets reacted sharply to signs of slowing inflation and growth early in 2016. In light of this environment, we remain cautious with regard to portfolio positioning and leverage.

Economic Environment

Entering 2016, investors continued to face a low growth, low inflation environment in which asset prices are supported by unprecedented central bank policy accommodation. Within this fragile global growth environment, financial markets remained vulnerable to shocks, highlighted by a continued weakness in commodities and trade. Early readings of first quarter 2016 economic growth, as measured by real gross domestic product (or GDP) according to the Bureau of Economic Analysis, suggests that the U.S. economy expanded at a weak seasonally-adjusted annualized rate of 0.5%. This slowdown in economic activity was driven by more cautious consumer spending amidst the presence of the same weak factors that were present in 2015: limited business spending and exports, largely driven by the drop in commodity prices and rise in foreign exchange value of the U.S. dollar. Housing continued to be a modest positive boost, driven by low interest rates and recovering consumer balance sheets.

Despite the slowdown in growth, unemployment continued to fall during the first quarter of 2016. The economy added 226,000 jobs per month during the first quarter of 2016 according to the Bureau of Labor Statistics, only modestly below the monthly average of 241,000 in 2015. Meanwhile, the unemployment rate remained unchanged at 5.0% as more people reentered the labor force, in turn resulting in an increase in the participation rate of 0.4% to 63.0%, its highest level in two years. Wage growth, meanwhile, continued to remain low, as the median wage increased 3.2% year-over-year in March 2016, according to the Federal Reserve Bank of Atlanta, unchanged from March 2015.

Realized inflation remained below the Fed's 2% target as measured by their preferred headline Personal Consumer Expenditure Chain Price Index (or PCE), which rose 0.8% year-over-year in March 2016, as well as the more stable core PCE measure, which excludes food and energy prices, at 1.6% year-over-year. Despite a modest upward trend in realized inflation in recent months, both market- and survey-based measures of inflation expectations fell during the quarter, providing the Fed with more time in its rate hike cycle than what would be anticipated by the realized inflation figures alone.

During the first quarter of 2016, the Federal Open Market Committee (FOMC) maintained the federal funds rate target at a range of one-quarter to one-half percent, while simultaneously reinvesting the runoff of its portfolio of U.S. Treasury and agency mortgage-backed securities. At their meeting on December 15-16, 2015, the FOMC raised the federal funds target rate by 25 BPs to the current target range – marking the first rate hike since June 2006 – and expected to further increase the target rate in 2016. However, global financial market uncertainty in early 2016 appears to have at least temporarily slowed the FOMC's forecast of higher short-term interest rates. The Fed's Summary of Economic Projections released with the March 2016 FOMC statement suggested that FOMC members expect to increase the federal funds target rate only twice in 2016, down from the previously expected four hikes. Chair Yellen subsequently argued that the significant changes in oil prices, interest rates, and stock values in the first quarter of 2016 did not change the FOMC's baseline outlook of future economic

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis

activity, but increased the risks associated with achieving this outlook. She acknowledged investors had sharply marked "down their expectations for the future path of the federal funds rate, thereby putting downward pressure on longer-term interest rates" thereby supporting the continuation of the recovery. At their April 2016 FOMC meeting, the FOMC did not meaningfully update their view in the official statement, noting continued labor market improvement in the face of slowing growth, while somewhat downplaying the risks posed by foreign financial and economic developments.

Interest rates declined 33-56 basis points across the yield curve over the course of the first quarter of 2016, with 10-year Treasury yields reaching their lowest level since 2012/2013 when the Fed was actively engaged in its third round of quantitative easing (or QE). The sizeable decline in interest rates was driven by the aforementioned repricing of short-term rate expectations related to an expected slower Fed rate hiking cycle and the decline in the market's expectations about future inflation. In addition, the increased global central bank accommodation – with the European Central Bank increasing its QE program and the Bank of Japan introducing negative interest rates – have left the United States with a large share of positive yielding developed market government debt, in turn increasing relative attractiveness of U.S. yields, despite their historically low levels. The mortgage basis, or the spread between the 30-year current coupon Agency mortgage-backed security and 10-year U.S. Treasury, widened modestly during the first quarter of 2016.

The following table provides interest rates as of each date presented:

	March 31, 2016	December 31, 2015	March 31, 2015
30-Year mortgage current coupon	2.57%	3.00%	2.65%
Mortgage basis	80 bps	73 bps	73 bps
10-Year U.S. Treasury rate	1.77%	2.27%	1.92%

LIBOR:
1-Month	0.44%	0.43%	0.18%
6-Month	0.90%	0.84%	0.40%

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

In January 2016, the Federal Housing Finance Administration (or FHFA) issued final rules relating to captive insurance company membership in the Federal Home Loan Bank (or FHLBs), which provide that captive insurance companies will no longer be eligible for membership in the FHLBs. As part of their membership in the FHLBs, captive insurance companies typically pledge assets as collateral for advances from the FHLBs. The rules allow captive insurance companies that are existing members of FHLBs to remain members for either one or five years depending on when that member was admitted as a member. Our captive insurance subsidiary Truman Insurance Company LLC (or Truman) was admitted as a member of the FHLB of Des Moines (or FHLB Des Moines) prior to September 2014 and, therefore, through February 2021, may remain a member of the FHLB Des Moines and maintain existing advances until their scheduled repayment dates.

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Some of these risks and uncertainties are described herein (see "Special Note Regarding Forward-Looking Statements") and in Part I, Item 1A. "Risk factors" of our most recent annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management's Discussion and Analysis

Net Income (Loss) Summary
The following table presents summarized financial information related to our results of operations as of and for the quarters ended March 31, 2016 and 2015.

	For the Quarters Ended March 31,
	2016	2015
	(dollars in thousands, except per share data)
Interest income	$388,143	$519,114
Interest expense	147,447	129,420
Net interest income	240,696	389,694
Realized and unrealized gains (losses)	(1,055,553)	(828,999)
Other income (loss)	(6,115)	13,758
General and administrative expenses	47,945	50,938
Income (loss) before income taxes	(868,917)	(476,485)
Income taxes	(837)	14
Net income (loss)	(868,080)	(476,499)
Net income (loss) attributable to noncontrolling interest	(162)	(90)
Net income (loss) attributable to Annaly	(867,918)	(476,409)
Dividends on preferred stock	17,992	17,992
Net income (loss) available (related) to common stockholders	$(885,910)	$(494,401)
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.96)	$(0.52)
Diluted	$(0.96)	$(0.52)
Weighted average number of common shares outstanding:
Basic	926,813,588	947,669,831
Diluted	926,813,588	947,669,831

Non-GAAP financial measures (1):
Normalized interest income (2)	$556,551	$606,997
Economic interest expense	$270,571	$286,752
Normalized economic net interest income (2)	$285,980	$320,245
Core earnings	$123,349	$254,082
Normalized core earnings (2)	$291,757	$341,965
Core earnings per average basic common share	$0.11	$0.25
Normalized core earnings per average basic common share (2)	$0.30	$0.34

Other information:
Asset portfolio at period-end	$74,280,593	$73,941,094
Average total assets	$76,317,429	$83,515,522
Average equity	$11,781,965	$13,229,186
Leverage at period-end (3)	5.3:1	4.8:1
Economic leverage at period-end (4)	6.2:1	5.7:1
Capital ratio (5)	13.2%	14.3%
Annualized return on average total assets	(4.55%)	(2.28%)
Annualized return (loss) on average equity	(29.47%)	(14.41%)
Annualized core return on average equity	4.19%	7.69%
Annualized normalized core return on average equity (2)	9.91%	10.34%
Net interest margin (6)	0.79%	1.29%
Normalized net interest margin (2)	1.54%	1.68%
Average yield on interest earning assets	2.09%	2.54%
Normalized average yield on interest earning assets (2)	3.00%	2.96%
Average cost of interest bearing liabilities	1.73%	1.64%
Net interest spread	0.36%	0.90%
Normalized net interest spread (2)	1.27%	1.32%
Constant prepayment rate	8.8%	9.0%
Long-term constant prepayment rate	11.8%	9.2%
Common stock book value per share	$11.61	$12.88

(1) See "Non-GAAP Financial Measures" for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(2) Includes the Premium Amortization Adjustment due to quarter-over-quarter changes in long-term CPR estimates.
(3) Includes repurchase agreements, other secured financing, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(4) Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(5) Represents the ratio of stockholders' equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. See "Non-GAAP Financial Measures" for further information.

GAAP
Net income (loss) was ($868.1) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.96) per average basic common share, for the quarter ended March 31, 2016 compared to ($476.5) million, which includes ($0.1) million attributable to a noncontrolling interest, or ($0.52) per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to the higher unrealized losses on interest rate swaps and lower interest income. Unrealized losses on interest rate swaps were ($1.0) billion for the quarter ended March 31, 2016 compared to ($466.2) million for the same period in 2015, reflecting an unfavorable change in the fair value of interest rate swaps due to lower forward interest rates for the quarter ended March 31, 2016 compared to the same period in 2015. Interest income decreased $131.0 million to $388.1 million for the quarter ended March 31, 2016 compared to the same period in 2015, primarily due to lower coupon income resulting from lower average Interest Earning Assets and lower average yield on Interest Earning Assets, and higher amortization expense reflecting higher projected long-term CPR on Residential Investment Securities, partially offset by higher interest income from the commercial investment portfolio.

Non-GAAP
Normalized core earnings were $291.8 million, or $0.30 per average common share, for the quarter ended March 31, 2016 compared to $342.0 million, or $0.34 per average common share, for the same period in 2015. Normalized core earnings declined during the quarter ended March 31, 2016 compared to the same period in 2015 primarily due to a reduction in normalized interest income earned on lower Residential Investment Securities balances, partially offset by increased interest income on a larger commercial investment portfolio. Core earnings were $123.3 million, or $0.11 per average basic common share, for the quarter ended March 31, 2016 compared to $254.1 million, or $0.25 per average basic common share, for the same period in 2015.

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

Normalized core earnings represents a non-GAAP measure and is defined as core earnings excluding the Premium Amortization Adjustment (or PAA). PAA is the component of premium amortization representing the quarter-over-quarter change in estimated long-term constant prepayment rates.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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
Core Earnings and Normalized Core Earnings

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters ended March 31, 2016 and 2015 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

	For the Quarters Ended March 31,
	2016	2015
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(868,080)	$(476,499)
Less:
Realized (gains) losses on termination of interest rate swaps	-	226,462
Unrealized (gains) losses on interest rate swaps	1,031,720	466,202
Net (gains) losses on disposal of investments	1,675	(62,356)
Net (gains) losses on trading assets	(125,189)	6,906
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(128)	33,546
GAAP net (income) loss attributable to noncontrolling interest	162	90
Plus:
TBA dollar roll income (loss) (1)	83,189	59,731
Core earnings	$123,349	$254,082
Premium Amortization Adjustment cost (benefit)	$168,408	$87,883
Normalized core earnings	$291,757	$341,965

GAAP net income (loss) per average basic common share	$(0.96)	$(0.52)
Core earnings per average basic common share	$0.11	$0.25
Normalized core earnings per average basic common share	$0.30	$0.34

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

The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

	For the Quarters Ended
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Premium amortization expense	355,671	284,777
Less: PAA Cost (Benefit)	168,408	87,883
Premium amortization expense exclusive of PAA	187,263	196,894

	For the Quarters Ended
	March 31, 2016	March 31, 2015
	(per common share)
Premium amortization expense	0.38	0.30
Less: PAA Cost (Benefit)	0.19	0.09
Premium amortization expense exclusive of PAA	0.19	0.21

The following tables provide GAAP measures of interest income, interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Normalized Interest Income

	Total Interest Income	PAA Cost (Benefit)	Normalized Interest Income
Quarters Ended:	(dollars in thousands)
March 31, 2016	$388,143	$168,408	$556,551
March 31, 2015	$519,114	$87,883	$606,997

Economic Interest Expense and Economic Net Interest Income

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income
For the Quarters Ended:	(dollars in thousands)			(dollars in thousands)
March 31, 2016	$147,447	$123,124	$270,571	$240,696	$123,124	$117,572
March 31, 2015	$129,420	$157,332	$286,752	$389,694	$157,332	$232,362

(1) A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

Experienced and Projected Long-term CPR
Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-
backed securities portfolio as of or for the periods presented.

Quarters Ended	Experienced CPR(1)	Projected Long-term CPR(2)
March 31, 2016	8.8%	11.8%
March 31, 2015	9.0%	9.2%

(1) For the quarter ended March 31, 2016 and 2015, respectively.
(2) As of March 31, 2016 and 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Normalized Interest Income and Normalized Average Yield on Interest Earning Assets

We had average Interest Earning Assets of $74.2 billion and $81.9 billion, and the normalized average yield on Interest Earning Assets was 3.00% and 2.96 % for the quarters ended March 31, 2016 and 2015, respectively.

Normalized interest income was $556.6 million for the quarter ended March 31, 2016, a decrease of $50.4 million compared to $607.0 million for the same period in 2015. The decline was primarily due to a reduction in normalized interest income earned on lower Residential Investment Securities balances, partially offset by increased interest income on a larger commercial investment portfolio.
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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarters Ended:	(dollars in thousands)
March 31, 2016	$62,379,695	$61,852,331	$270,571	1.73%	0.43%	0.88%	(0.45%)	1.30%	0.85%
March 31, 2015	$70,137,382	$62,822,308	$286,752	1.64%	0.17%	0.38%	(0.21%)	1.47%	1.26%

(1) Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense for the quarter ended March 31, 2016 decreased by $16.2 million compared to the same period in 2015, primarily due to lower interest expense on interest rate swaps used to hedge cost of funds partially offset by higher funding costs on Interest Bearing Liabilities.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end. Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons. The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month. As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we generally use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio, and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased. Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage. Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise. Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage.

As of March 31, 2016 and December 31, 2015, 93% and 95%, respectively, of our debt represents repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities and commercial real estate debt investments. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of March 31, 2016, the term to maturity of some of our repurchase agreements extends beyond two years, reflecting our laddered approach.

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

Normalized Economic Net Interest Income

	Average Interest Earning Assets(1)	Normalized Interest Income(2)	Normalized Average Yield on Interest Earning Assets (2)	Average Interest Bearing Liabilities	Economic Interest Expense(3)	Average Cost of Interest Bearing Liabilities	Normalized Economic Net Interest Income(2) (3)	Normalized Net Interest Spread(2)	Normalized Net Interest Margin (4)
For the Quarters Ended:	(dollars in thousands)
March 31, 2016	$74,171,943	$556,551	3.00%	$62,379,695	$270,571	1.73%	$285,980	1.27%	1.54%
March 31, 2015	$81,896,255	$606,997	2.96%	$70,137,382	$286,752	1.64%	$320,245	1.32%	1.68%

(1) Does not reflect unrealized gains/(losses).
(2) Adjusted by the PAA.
(3) Economic interest expense and normalized economic net interest income is net of interest expense on interest rate swaps used to hedge cost of funds.
(4) Represents the sum of annualized normalized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on financial instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the quarters ended March 31, 2016 and 2015 were as follows:

	For the Quarters Ended,
	March 31, 2016	March 31, 2015
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(1,179,195)	$(850,903)
Net gains (losses) on disposal of investments	(1,675)	62,356
Net gains (losses) on trading assets	125,189	(6,906)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	128	(33,546)
Total	$(1,055,553)	$(828,999)

(1) Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

Net losses on interest rate swaps increased by $328.3 million for the quarter ended March 31, 2016 compared to the same period in 2015. Unrealized losses on interest rate swaps increased $565.5 million, the change in realized gains (losses) on termination of interest swaps was $226.5 million and interest expense on interest rate swaps decreased $10.8 million for the quarter ended March 31, 2016 compared to the same period in 2015.

During the quarter ended March 31, 2016, we disposed of Residential Investment Securities with a carrying value of $3.5 billion for an aggregate net loss of $(1.7) million. For the same period in 2015, we disposed of Investment Securities with a carrying value of $14.9 billion for an aggregate net gain of $62.3 million.
Net gains (losses) on trading assets were $125.2 million for the quarter ended March 31, 2016 compared to ($6.9) million for the same period in 2015. The change was primarily attributable to higher net gains on TBA derivatives of $242.7 million partially offset by larger net losses on futures contracts of $115.5 million for the quarter ended March 31, 2016 compared to the same period in 2015.

Net unrealized gains (losses) on financial instruments measured at fair value through earnings was $0.1 million for the quarter ended March 31, 2016 compared to ($33.5) million for the same period in 2015. The change was primarily attributable to lower losses on interest-only mortgage-backed securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Other Income (Loss)

We report in "Other income (loss)" items that are non-recurring in nature or whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. The composition of this line item consists of non-recurring revenues and expenses and certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, operating and transaction costs as well as depreciation and amortization expense. Given the non-routine nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios
	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarters Ended:	(dollars in thousands)
March 31, 2016	$47,945	0.25%	1.63%
March 31, 2015	$50,938	0.24%	1.54%

G&A expenses decreased $3.0 million to $47.9 million for the quarter ended March 31, 2016 compared to the same period in 2015. The change was due to lower compensation and management fee, reflecting a decline in adjusted stockholders' equity, and lower other general and administrative expenses, primarily attributable to decreases in professional fees and brokerage related costs partially offset by higher technology related expenses.
Unrealized Gains and Losses
With our available-for-sale accounting treatment on our Agency mortgage-backed securities, which represent the largest portion of assets on our balance sheet, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders' equity under Accumulated Other Comprehensive Income (Loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Unrealized gain	$853,203	$480,336
Unrealized loss	(212,837)	(857,932)
Net unrealized gain (loss)	$640,366	$(377,596)

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
The fair value of these securities being less than amortized cost for the quarter ended March 31, 2016 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities and debentures are "AAA" rated or carry an implied "AAA" rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing government sponsored enterprise.

Net Income (Loss) and Return on Average Equity

We recorded net income (loss) of ($868.1) million, which includes a ($0.2) million net income (loss) attributable to a noncontrolling interest, and ($476.5) million, which includes a ($0.1) million net income (loss)
attributable to a noncontrolling interest, for the quarters ended March 31, 2016 and 2015, respectively. Our return (loss) on average equity was (29.47)% and (14.41)% for the quarters ended March 31, 2016 and 2015, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarters Ended:
March 31, 2016	3.99%	(31.65%)	(0.21%)	(1.63%)	0.03%	(29.47%)
March 31, 2015	7.00%	(20.28%)	0.41%	(1.54%)	0.00%	(14.41%)

(1) Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2) Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3) Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $77.4 billion and $75.2 billion as of
March 31, 2016 and December 31, 2015, respectively. The change was primarily due to a $1.5 billion increase in commercial real estate debt investments, which includes assets held in consolidated VIEs, a $646.9 million increase in cash and cash equivalents and a
$250.8 million increase in non-agency mortgage-backed securities, partially offset by a $278.4 million decrease in Agency mortgage-backed securities.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of March 31, 2016:

	Residential					Commercial
	Agency MBS	TBAs	Agency Debentures	CRTs	Non-Agency MBS	CRE Debt & Preferred Equity Investments	Loans Held for Sale	Investments in CRE	Corporate Debt	Total(1)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$65,439,824	$14,924,524	$157,035	$501,167	$1,157,507	$5,579,193	$278,600	$527,786	$639,481	$74,280,593

Debt:
Repurchase agreements	53,523,183	14,273,000	-	113,969	623,196	187,793	-	-	-	54,448,141
Other secured financing	2,931,833	-	-	-	243,064	413,429	-	-	-	3,588,326
Securitized debt	-	-	-	-	-	3,802,682	-	-	-	3,802,682
Participation sold	-	-	-	-	-	13,182	-	-	-	13,182
Mortgages payable	-	-	-	-	-	-	-	334,765	-	334,765
Net Equity Allocated	$8,984,808	$651,524	$157,035	$387,198	$291,247	$1,162,107	$278,600	$193,021	$639,481	$12,093,497

Net Equity Allocated (%)	74%	5%	1%	3%	3%	10%	2%	2%	5%	100%
Debt/Net Equity Ratio	6.3:1	21.9:1	0.0:1	0.3:1	3.0:1	3.8:1	0.0:1	1.7:1	0.0:1	5.3:1	(2)

(1) Excludes the TBA asset and debt balances.
(2) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statement of Financial Condition

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2016 and December 31, 2015 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass-through certificates or CMOs, which carry an actual or implied "AAA" rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At March 31, 2016 and December 31, 2015 we had on our Consolidated Statements of Financial Condition a total of $80.4 million and $61.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $4.8 billion and $5.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).
We received mortgage principal repayments from Residential Investment Securities of $1.9 billion and $2.6 billion for the quarter ended March 31, 2016 and 2015, respectively. The weighted average experienced prepayment speed for the quarters ended March 31, 2016 and 2015 was 8.8% and 9.0%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the quarters ended March 31, 2016 and 2015 was 11.8% and 9.2%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Residential Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$61,976,476	$62,764,045
Net Premium	3,109,745	3,301,510
Amortized Cost	65,086,221	66,065,555
Amortized Cost/Principal Amount	105.02%	105.26%
Carrying Value	65,725,753	65,680,037
Carrying Value / Principal Amount	106.05%	104.65%
Weighted Average Coupon Rate	3.69%	3.68%
Weighted Average Yield	2.72%	2.82%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$3,861,245	$3,623,673
Weighted Average Coupon Rate	3.08%	3.06%
Weighted Average Yield	2.86%	2.90%
Weighted Average Term to Next Adjustment	59 Months	57 Months
Weighted Average Lifetime Cap(2)	8.99%	9.15%
Principal Amount at Period End as % of Total Residential Investment Securities	6.23%	5.77%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$58,115,231	$59,140,372
Weighted Average Coupon Rate	3.73%	3.72%
Weighted Average Yield	2.71%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	93.77%	94.23%

Interest-Only Residential Investment Securities:
Notional Amount	$10,476,830	$10,310,577
Net Premium	1,632,155	1,649,742
Amortized Cost	1,632,155	1,649,742
Amortized Cost/Notional Amount	15.58%	16.00%
Carrying Value	1,529,780	1,553,457
Carrying Value/Notional Amount	14.60%	15.07%
Weighted Average Coupon Rate	3.85%	3.97%
Weighted Average Yield	5.82%	8.89%

(1) Excludes interest-only mortgage-backed securities.
(2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

The tables below summarize certain characteristics of our Residential Credit portfolio as of March 31, 2016.
By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR
(dollars in thousands)
Alt-A	$167,967	4.16%	6.84%	11.10%	4.70%
Prime	106,142	4.63%	1.48%	3.87%	3.57%
Subprime	156,317	2.46%	25.25%	21.06%	3.35%
Prime Jumbo (>=2010 Vintage)	283,560	3.50%	14.76%	-	9.40%
Prime Jumbo (>=2010 Vintage) Interest Only	17,182	0.42%	-	-	6.15%
Re-Performing Loan Securitizations	42,565	3.63%	51.25%	14.39%	3.83%
Credit Risk Transfer	501,167	4.44%	1.05%	0.11%	10.44%
Non-Performing Loan Securitizations	383,774	4.00%	51.55%	65.32%	0.31%
Total/Weighted Average	$1,658,674	3.91%	19.25%	18.87%	6.02%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis
Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$96,298	$71,669	$167,967
Prime	33,990	72,152	106,142
Subprime	123,232	33,085	156,317
Prime Jumbo (>=2010 Vintage)	277,105	6,455	283,560
Prime Jumbo (>=2010 Vintage) Interest Only	17,182	-	17,182
Re-Performing Loan Securitizations	42,565	-	42,565
Credit Risk Transfer	-	501,167	501,167
Non-Performing Loan Securitizations	383,774	-	383,774
Total	$974,146	$684,528	$1,658,674

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest Only	Total
(dollars in thousands)
Alt-A	$19,207	$94,820	$53,940	$-	$167,967
Prime	43,281	62,861	-	-	106,142
Subprime	-	41,041	115,276	-	156,317
Prime Jumbo (>=2010 Vintage)	-	277,105	6,455	-	283,560
Prime Jumbo (>=2010 Vintage) Interest Only	-	-	-	17,182	17,182
Re-Performing Loan Securitizations	-	42,565	-	-	42,565
Credit Risk Transfer	-	-	501,167	-	501,167
Non-Performing Loan Securitizations	-	383,774	-	-	383,774
Total	$62,488	$902,166	$676,838	$17,182	$1,658,674

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of March 31, 2016. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. As of March 31, 2016, the interest rate swaps had a net fair value of ($2.7) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$48,038,112	$6,410,029	$-	$-	$54,448,141
Interest expense on repurchase agreements(1)	222,291	67,640	-	-	289,931
Other secured financing	-	-	3,588,326	-	3,588,326
Interest expense on other secured financing(1)	21,310	42,620	37,357	-	101,287
Securitized debt of consolidated VIEs (principal)	125,819	-	-	3,695,433	3,821,252
Mortgages payable (principal)	25,846	-	-	312,500	338,346
Participation sold (principal)	319	12,742	-	-	13,061
Long-term operating lease obligations	3,267	7,129	7,266	17,701	35,363
Total	$48,436,964	$6,540,160	$3,632,949	$4,025,634	$62,635,707

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2016.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the quarter ended March
31, 2016, we received $1.9 billion from principal repayments and $3.6 billion in cash from disposal of Residential Investment Securities, respectively. During the quarter ended March 31, 2015, we received $2.6 billion from principal repayments and $14.0 billion in cash from disposal of Residential Investment Securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes.

The Company has limited future funding commitments related to certain of its unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. The Company believes that the likelihood of making any payments under these guarantees is remote, and has not accrued a related liability as of March 31, 2016.

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

Our Internal Capital Adequacy Assessment Program (or ICAAP) supports capital and business performance measurement, and is integrated within the overall risk governance framework. The ICAAP framework is designed to align capital measurement with our risk appetite.

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

Economic capital is our internal quantification of the risks inherent in our business and considers the amount of capital we need as a buffer to protect against risks. It is considered the capital needed to remain solvent over a one-year period under extreme scenarios.

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational. For further discussion of the risks we are subject to, please see Part I, Item 1A. "Risk Factors" of our most recent annual report on Form 10-K.

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
In the event we fall short of our internal limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders' Equity

The following table provides a summary of total stockholders' equity as of March 31, 2016 and December 31, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

	March 31, 2016	December 31, 2015
Stockholders' Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,249	9,359
Additional paid-in capital	14,573,760	14,675,768
Accumulated other comprehensive income (loss)	640,366	(377,596)
Accumulated deficit	(4,487,982)	(3,324,616)
Total stockholders' equity	$11,648,452	$11,895,974

Common and Preferred Stock
The following table provides a summary of option and direct purchase activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Quarters Ended:	(dollars in thousands)
March 31, 2016	-	$-	56,000	$524
March 31, 2015	-	-	53,000	570

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the quarter ended March 31, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2016 or 2015.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis
The following table provides a summary of dividend distribution activity for the periods presented:
	For the Quarters Ended:
	March 31, 2016	March 31, 2015
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$277,456	$284,310
Distributions declared per common share	$0.30	$0.30
Distributions paid to common stockholders after period end	$277,456	$284,310
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	April 29, 2016	April 30, 2015
Dividends declared to Series A Preferred stockholders	$3,648	$3,648
Dividends declared per Series A Preferred share	$0.492	$0.492
Dividends declared to Series C Preferred stockholders	$5,719	$5,719
Dividends declared per Series C Preferred share	$0.477	$0.477
Dividends declared to Series D Preferred stockholders	$8,625	$8,625
Dividends declared per Series D Preferred share	$0.469	$0.469

Leverage and Capital

We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there continues to be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we will maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our management's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at March 31, 2016 and December 31, 2015 was 5.3:1 and 5.1:1, respectively. Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at March 31, 2016 and December 31, 2015 was 6.2:1 and 6.0:1, respectively. Our capital ratio, which represents our ratio of stockholders' equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities), was 13.2% and 13.7% at March 31, 2016 and December 31, 2015, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

Counterparty Risk
Risk to earnings, capital or business, resulting from counterparty's failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding and hedging activities.

Credit Risk
Risk to earnings, capital or business resulting from an obligor's failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in lending, and investing activities.

Operational Risk	Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems, human factors or external events. Model risk is included in operational risk.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

Our borrowings pursuant to repurchase transactions include repurchase agreements that have maturities that extend beyond two years. To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of March 31, 2016, the weighted average days to maturity was 136 days.

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

We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential and commercial investments through the FHLB and maintain a required margin balance. While a recent FHFA ruling requires captive insurance companies to terminate their FHLB membership, given the length of its membership, Truman has been granted a five year sunset provision whereby its membership will expire in February 2021.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we maintain bilateral borrowing facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing.

At March 31, 2016, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $54.4 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements, other secured financing and interest rate swaps did not materially change during the quarter ended March 31, 2016 compared to the quarter ended December 31, 2015, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

under repurchase agreements and interest rate swaps during the quarter ended March 31, 2016.
The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
March 31, 2016	$55,753,041	$54,448,141	$1,294,505	$-
December 31, 2015	57,483,870	56,230,860	214,674	-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-
March 31, 2014	64,443,248	64,543,949	379,042	444,375

At March 31, 2016, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 235 days and the following remaining maturities and weighted average rates:

	March 31, 2016
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$8,050,000	0.62%	13.9%
2 to 29 days	12,841,928	0.75%	22.1%
30 to 59 days	4,878,678	0.82%	8.4%
60 to 89 days	9,264,997	0.96%	16.0%
90 to 119 days	4,270,155	0.95%	7.4%
Over 120 days(1)	18,730,709	1.29%	32.2%
Total	$58,036,467	0.96%	100.0%

(1) Approximately 17% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of March 31, 2016:

		Weighted Average
	Principal Balance	Rate	Days to Maturity (3)
	(dollars in thousands)
Repurchase agreements	$54,448,141	0.99%	136
Other secured financing (1)	3,588,326	0.59%	1,735
Securitized debt of consolidated VIEs (2)	3,821,252	0.85%	2,801
Participation sold (2)	13,061	5.58%	396
Mortgages payable (2)	338,346	4.16%	3,064
Total indebtedness	$62,209,126

(1) Represents advances from the Federal Home Loan Bank of Des Moines.
(2) Non-recourse to Annaly.
(3) Determined based on estimated weighted-average lives of the underlying debt instruments.

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of March 31, 2016:

Encumbered and Unencumbered Assets
	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,223,009	$193,127	$2,416,136
Investments, at carrying value:(1)
Agency mortgage-backed securities	60,742,440	4,675,389	65,417,829
Agency debentures	-	157,035	157,035
Credit risk transfer securities	150,479	350,688	501,167
Non-Agency mortgage-backed securities	1,057,282	100,225	1,157,507
Commerical real estate debt investments	4,401,725	-	4,401,725
Commercial real estate debt and preferred equity, held for investment	523,787	653,681	1,177,468
Loans held for sale	-	278,600	278,600
Corporate debt	-	639,481	639,481
Total financial assets	$69,098,722	$7,048,226	$76,146,948

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets as of March 31, 2016.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$2,416,136
Residential Investment Securities(2)	67,233,538
Commercial real estate debt investments	433,607
Commercial real estate debt and preferred equity, held for investment	312,033
Loans held for sale	278,600
Corporate debt	397,693
Total liquid assets	$71,071,607
Percentage of liquid assets to total assets	91.77%

(1) Carrying value represents the market value of assets. The assets listed in this table include $64.9 billion of assets that have been pledged as collateral against existing liabilities as of March 31, 2016. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

Maturity Profile
We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics. We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected maturities of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets that exhibit prepayment characteristics. Cash and cash equivalents are included in the 'within 3 months' maturity bucket, as they are typically held for a short period of time.

With respect to each maturity bucket, our maturity gap is considered negative when the amount of maturing liabilities exceeds the amount of maturing assets. A negative gap increases our liquidity risk as we must enter into future liabilities.

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table below could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$2,416,136	$-	$-	$-	$2,416,136
Agency mortgage-backed securities (principal)	-	12,181	1,764,055	58,330,730	60,106,966
Agency debentures (principal)	-	-	-	158,803	158,803
Credit risk transfer securities (principal)	-	-	-	517,207	517,207
Non-Agency mortgage-backed securities (principal)	1,069	57,136	404,772	730,523	1,193,500
Commercial real estate debt investments (principal)	-	53,505	-	4,375,821	4,429,326
Corporate debt (principal)	-	-	7,500	640,058	647,558
Commercial real estate debt and preferred equity (principal)	31,500	307,922	721,775	123,258	1,184,455
Loans held for sale (principal)	-	-	280,000	-	280,000
Total financial assets	$2,448,705	$430,744	$3,178,102	$64,876,400	$70,933,951

Financial Liabilities:
Repurchase agreements	$35,035,603	$13,002,509	$6,410,029	$-	$54,448,141
Other secured financing	-	-	-	3,588,326	3,588,326
Securitized debt of consolidated VIE (principal)	-	125,819	-	3,695,433	3,821,252
Participation sold (principal)	78	241	12,742	-	13,061
Total financial liabilities	$35,035,681	$13,128,569	$6,422,771	$7,283,759	$61,870,780

Maturity gap	$(32,586,976)	$(12,697,825)	$(3,244,670)	$57,592,643	$9,063,172

Cumulative maturity gap	$(32,586,976)	$(45,284,801)	$(48,529,471)	$9,063,172

Interest rate sensitivity gap	$(10,081,325)	$(4,779,361)	$(2,088,022)	$26,011,880	$9,063,172

Cumulative rate sensitivity gap	$(10,081,325)	$(14,860,686)	$(16,948,708)	$9,063,172

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(14.21%)	(20.95%)	(23.89%)	12.78%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

The methodologies we employ for evaluating interest rate risk include an analysis of our interest rate "gap," measurement of the duration and convexity of our portfolio and sensitivities to interest rates and spreads.

Stress Testing

We utilize liquidity stress testing to ensure we have sufficient liquidity under a variety of scenarios and stresses. These stress tests assist with the management of our pool of liquid assets and influence our current and future funding plans. Our stress tests are modeled over both short-term and longer time horizons. The stresses applied include market-wide and firm-specific stresses.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected economic net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2016 and various estimates regarding prepayments and all activities are made at each level of rate shock. The economic net interest income simulations incorporate the interest expense effect of rate resets on assets, liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(24.9%)	0.0%	0.2%
-50 Basis Points	(15.1%)	0.1%	0.8%
-25 Basis Points	(8.1%)	0.1%	0.7%
Base Interest Rate	-	-	-
+25 Basis Points	7.1%	(0.2%)	(1.4%)
+50 Basis Points	14.6%	(0.6%)	(3.5%)
+75 Basis Points	21.4%	(1.1%)	(6.5%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.4%	8.1%
-15 Basis Points	0.8%	4.9%
-5 Basis Points	0.3%	1.6%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.6%)
+15 Basis Points	(0.8%)	(4.8%)
+25 Basis Points	(1.3%)	(7.9%)

(1) Scenarios include Residential Investment Securities, commercial real estate investments, corporate debt, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes interest expense on interest rate swaps.

(2) Scenarios include Residential Investment Securities and derivative instruments.
(3) NAV represents book value of equity.

Credit Risk Management

Key risk parameters have been established to specify our credit risk appetite. We will seek to manage credit risk by making investments which conform within the firm's specific investment policy parameters and optimize risk-return attributes.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on commercial real estate investments and corporate debt. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of March 31, 2016 and December 31, 2015 was as follows:

Asset Portfolio (using balance sheet values)
Category	March 31, 2016	December 31, 2015
Agency mortgage-backed securities(1)	88.1%	90.3%
Agency debentures	0.2%	0.2%
Credit risk transfer securities	0.7%	0.6%
Non-Agency mortgage-backed securities	1.6%	1.2%
Commercial real estate(2) (3)	8.5%	7.0%
Corporate debt	0.9%	0.7%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

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

We also use interest rate swaps and other derivatives to manage interest rate risk. Under these agreements, we pledge securities and cash as collateral as part of a margin arrangement. If a counterparty were to default on its obligations, we would be exposed to a loss to a derivative counterparty to the extent that the amount of our securities or cash pledged exceeded the unrealized loss on the associated derivative and we were not able to recover the excess collateral. Additionally, we would be exposed to a loss to a derivative counterparty to the extent that our unrealized gains on derivative instruments exceeds the amount of the counterparty's securities or cash pledged to us.

We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography.

The following table summarizes our exposure to counterparties by geography as of March 31, 2016:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	16	$42,197,867	$(2,036,526)	$3,431,215
Europe	10	8,789,990	(653,123)	667,471
Asia (non-Japan)	1	332,733	-	22,309
Japan	4	3,127,551	-	201,983
Total	31	$54,448,141	$(2,689,649)	$4,322,978

(1) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model's results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management. Other tools include training on topics such as cyber security awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which includes the use of key risk indicators. Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, an independent operational risk working group, testing by our internal audit staff, and our overall governance framework.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management's Discussion and Analysis

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps. The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division or the Commission, to register as CPOs. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled "No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts" that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service. While we disagree that the CFTC's position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled "No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts" and believe we meet the criteria for such relief set forth therein.

Critical Accounting Policies and Estimates

Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, see "Significant Accounting Policies" in the Notes to the Consolidated Financial Statements.

Valuation of Financial Instruments

Residential Investment Securities
There is an active market for our Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities. Since we primarily invest in securities that can be valued using actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal market values are determined using quoted prices from the To-Be-Announced (or TBA) security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities. All internal market values are compared to external pricing sources and/or dealer quotes for reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Commercial Real Estate Investments

A commercial mortgage-backed security classified as available-for sale must be evaluated for other-than-temporary impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an other-than-temporary impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations. For commercial real estate loans and preferred equity investments classified as held for investment, we apply significant judgment in in evaluating the need for a loss reserve. Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses. For commercial real estate loans held for sale, significant judgment may need to be applied in determining fair value of the loans and whether a valuation allowance is necessary. Factors that may need to be considered to determine fair value of a loan held for sale include the borrower's credit quality, liquidity and other market factors, and the fair value of the underlying collateral.

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use a third-party supplied model to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts, and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. The results computed by the model are compared to projections computed by third party models for reasonableness. Gains and losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

Glossary of Terms

A

Adjustable-Rate Loan / Security
A loan / security on which interest rates are adjusted at regular intervals according to predetermined criteria. The adjustable interest rate is tied to an objective, published interest rate index.

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

Bond
 The written evidence of debt, bearing a stated rate or stated rates of interest, or stating a formula for determining that rate, and maturing on a date certain, on which date and upon presentation a fixed sum of money plus interest (usually represented by interest coupons attached to the bond) is payable to the holder or owner. Bonds are long-term securities with an original maturity of greater than one year. For purposes of computations tied in to “per bond,” a $1,000 increment of an issue is used (no matter what the actual denominations are).

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

Capital Ratio
Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities.

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

Conventional Mortgage Loan
A mortgage loan granted by a bank, thrift or other financial institution that is based solely on real estate as security and is not insured or guaranteed by a government agency.

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

Credit Risk Transfer (CRT) Securities
Credit Risk Transfer securities are risk sharing transactions issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae,  Freddie Mac and/or third parties to private investors.

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

Duration
 The weighted maturity of a fixed-income investment’s cash flows (including principal and interest), used in the estimation of the price sensitivity of fixed-income securities for a given change in interest rates.

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

Encumbered Assets
Assets on the company’s balance sheet which have been pledged as collateral against a liability.

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

 Floating Rate CMO
A CMO tranche which pays an adjustable rate of interest tied to a representative interest rate index, such as the LIBOR index.

Freddie Mac
Federal Home Loan Mortgage Corporation.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Ginnie Mae
Government National Mortgage Association.

H

Hedge
 An investment made with the intention of minimizing the impact of adverse movements in financial instruments such as interest rates or securities prices.

I

In-the-Money
 Description for an option that has intrinsic value and can be sold or exercised for a profit; a call option is in-the-money when the strike price (execution price) is below the market price of the underlying security.

Interest Bearing Liabilities
Refers to repurchase agreements, FHLB Des Moines advances, Convertible Senior Notes, securitized debt of consolidated VIEs, participation sold, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.

Interest Earning Assets
Refers to Residential Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt investments, commercial real estate debt and preferred equity interests and corporate debt. Average Interest Earning Assets is based on daily balances
Interest Only (IO) Bond
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

Inverse IO Bond
An interest-only bond whose coupon is determined by a formula expressing an inverse relationship to a benchmark rate, such as LIBOR. As the benchmark rate changes, the inverse IO bond coupon adjusts in the opposite direction. When the benchmark rate is relatively low, the inverse IO bond pays a relatively high coupon payment, and vice versa.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets caused from changes in market variables, such as interest rates, which affect the values of residential investment securities and other investment instruments.

Investment Company Act
Refers to the Investment Company Act of 1940 as amended.

L

Leverage
 The use of borrowed money with the objective of increasing investing scale and economic returns.

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders' equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, Convertible Senior Notes, securitized debt of consolidated VIEs, loan participation sold and mortgages payable.

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

Long-Term CPR
The Company’s projected prepayment speeds for certain Agency mortgaged-backed securities using a third-party supplied model. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts.  Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.

Long-Term Debt
Debt which matures in more than one year.
M

Monetary Policy
Action taken by the Board of Governors of the Federal Reserve System to influence the money supply or interest rates.

 Mortgage-Backed Security (MBS)
A security representing a direct interest in a pool of mortgage loans. For a single-tranche MBS, the pass-through issuer or servicer collects the payments on the loans in the pool and "passes through" the principal and interest to the security holders on a pro rata basis.

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

Normalized Core Earnings
Non-GAAP financial measure that is comprised of core earnings excluding the impact of the Premium Amortization Adjustment.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Normalized Economic Net Interest Income
Non-GAAP financial measure that is comprised of GAAP net interest income adjusted for realized gains or losses on interest rate swaps used to hedge cost of funds and excluding the impact of the Premium Amortization Adjustment.

Normalized Interest Income
Non-GAAP financial measure that is comprised of GAAP interest income excluding the impact of the Premium Amortization Adjustment.

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

Pass-Through Security
A securitization structure where a GSE or other entity “passes” the amount collected from the borrowers every month to the investor, after deducting fees and expenses.

Pool
 A collection of mortgage loans assembled by an originator or master servicer as the underlying collateral for a security. In the case of Ginnie Mae, Fannie Mae, or Freddie Mac mortgage pass-through securities, pools are identified by a number assigned by the issuing agency.

Premium
 The amount by which the price of a security exceeds its principal amount. When the dollar price of a bond is above its face value, it is said to be selling at a premium.

Premium Amortization Adjustment (PAA)
The component of premium amortization representing the quarter-over-quarter change in estimated long-term CPR.

Prepayment
 The unscheduled partial or complete payment of the principal amount outstanding on a mortgage loan or other debt before it is due.

Prepayment Risk
The risk that falling interest rates will lead to increased prepayments of mortgage or other loans, forcing the investor to reinvest at lower prevailing rates.

Prime Rate
The indicative interest rate on loans that banks quote to their best commercial customers.

Principal and Interest
The term used to refer to regularly scheduled payments of principal and payments of interest on a mortgage or other security.

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

Reverse Repurchase Agreement
Refer to Repurchase Agreement. The buyer of securities effectively provides a collateralized loan to the seller.
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

T

Target Assets
Includes Agency mortgage-backed securities, TBA forward contracts, Agency debentures, CRT securities, non-Agency mortgage-backed securities commercial real estate investments, and corporate debt.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Total Return Swap
A derivative instrument where one party makes payments at a predetermined rate (either fixed or variable) while receiving a return on a specific asset (generally an equity index, loan or bond) held by the counterparty.

U

Unencumbered Assets
Assets on our balance sheet which have not been pledged as collateral against a liability.

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
W

Warehouse Lending
A line of credit extended to a loan originator to fund loans. The line of credit typically lasts from the time the loan is originated to when the loan is sold into the secondary market, whether directly or through a securitization.  Warehouse lending can provide liquidity to the loan origination market.

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

ITEM 4.                  CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed, (1) were effective in ensuring that information required to be disclosed by  us in reports we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our CEO and CFO, by our employees, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in ensuring that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business. At March 31, 2016, we were not party to any pending material legal proceedings.

ITEM 1A.             RISK FACTORS

Other than the following risk factors relating to the pending Hatteras Acquisition, there have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those disclosed below, previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

Risks Related to the Hatteras Acquisition

Completion of the Hatteras Acquisition remains subject to conditions that we cannot control.

The Hatteras Acquisition is subject to various closing conditions, including the receipt of specified regulatory approvals.  There are no assurances that all of the conditions necessary to consummate the Hatteras Acquisition will be satisfied or that the conditions will be satisfied in the time frame expected.

Failure to consummate the Hatteras Acquisition could negatively impact the share price of our common stock and our future business and financial results.

If the Hatteras Acquisition is not consummated, our businesses may be adversely affected and, without realizing any of the potential benefits of having consummated the Hatteras Acquisition, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs and expenses relating to the Hatteras Acquisition; and
•
matters relating to the Hatteras Acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

If the Hatteras Acquisition is not consummated, these risks may materialize and may adversely affect the our business, financial results and share price.

Risks Related to Annaly Following the Hatteras Acquisition

We may fail to realize all of the expected benefits of the Hatteras Acquisition or those benefits may take longer to realize than expected.

The full benefits of the Hatteras Acquisition may not be realized as expected or may not be achieved within the anticipated time-frame, or at all.  Failure to achieve the anticipated benefits of the Hatteras Acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the Hatteras Acquisition, and negatively impact the share price of our common stock.

In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of Annaly, as the combined company. Post-closing, Annaly, as the combined company, will be required to devote significant attention and resources to successfully integrate the Hatteras portfolio and operating businesses into the existing Annaly structure. In particular, prior to the acquisition, we will have limited experience operating Hatteras’ mortgage conduit and servicing platforms and managing Hatteras’ mortgage servicing rights portfolio.  These businesses present additional regulatory constraints and pose operational risks different from those that we have successfully managed in the past.  This integration process, coupled with managing new business lines, may disrupt our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

businesses and, if ineffective, would limit the anticipated benefits of the Hatteras Acquisition and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the Hatteras Acquisition, and negatively impact the share price of our common stock.

We will incur direct and indirect costs as a result of the Hatteras Acquisition.

We will incur substantial expenses in connection with and as a result completing the Hatteras Acquisition and, following completion, we expect to incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies.  Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

Risks Related to Hatteras’ Business

You should read and consider risk factors specific to Hatteras’ business that will also affect the combined company after the Hatteras Acquisition.  These risks are described in Part I, Item 1A of Hatteras’ Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and in other documents filed with the SEC.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2015 we announced that our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common shares through
December 31, 2016. The following table sets forth information with respect to this share repurchase program for the quarter ended March 31, 2016.

	Total number of shares purchased	Average price paid per share	Dollar value of shares purchased	Maximum dollar value of shares that may yet be purchased under the plan
	(dollars in thousands, except per share data)
January 2016	9,632,226	$9.15	$88,177	$797,562
February 2016	1,500,000	$9.69	$14,534	$783,028
Total	11,132,226		$102,711

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6.  Exhibits

ITEM 6.                          EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

3.11
Amended and Restated Bylaws of the Registrant, adopted February 23, 2016 (incorporated by reference to Exhibit 3.11 of the Registrant’s Annual Report on Form 10-K (filed with the Securities and Exchange Commission on February 26, 2016)).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2016 (Unaudited) and December 31, 2015 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2015); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters ended March 31, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the quarters ended March 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the quarters ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 5, 2016	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: May 5, 2016	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer
(Principal Financial Officer)