Form 10-Q
period 2016-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2016-08-04
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC. (Exact Name of Registrant as Specified in its Charter)

MARYLAND (State or other jurisdiction of incorporation or organization)	22-3479661 (IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS NEW YORK, NY 10036 (Address of principal executive offices)	10036 (Zip Code)
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

Large accelerated filer ☑ Accelerated filer ☐Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2016
Common Stock, $.01 par value	995,532,782 (an additional 23,280,779
shares remain to be issued in connection
with the previously announced acquisition
of Hatteras Financial Corp.)

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at June 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited consolidated financial statements at December 31, 2015)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2016 and 2015	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2016 and 2015	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Residential Investment Securities	15
Note 5. Commercial Real Estate Investments	17
Note 6. Corporate Debt	23
Note 7. Fair Value Measurements	24
Note 8. Secured Financing	26
Note 9. Derivative Instruments	28
Note 10. Convertible Senior Notes	32
Note 11. Common Stock and Preferred Stock	32
Note 12. Interest Income and Interest Expense	33
Note 13. Goodwill	34
Note 14. Net Income (Loss) per Common Share	34
Note 15. Long-Term Stock Incentive Plan	34
Note 16. Income Taxes	35
Note 17. Lease Commitments and Contingencies	35
Note 18. Risk Management	36
Note 19. RCap Regulatory Requirements	36
Note 20. Related Party Transactions	37
Note 21. Subsequent Events	37

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	39
Overview	41
Acquisition of Hatteras	41
Business Environment	42
Results of Operations	43
Financial Condition	52
Capital Management	56
Risk Management	57
Critical Accounting Policies and Estimates	66
Glossary of Terms	68

Item 3. Quantitative and Qualitative Disclosures about Market Risk	76

Item 4. Controls and Procedures	76

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	77

Item 1A. Risk Factors	77

Item 2. Unregisterd Sales of Equity Securities and Use of Proceeds	78

Item 6. Exhibits	79

SIGNATURES	80

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2016	2015 (1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $2,578,551 and $1,584,686, respectively) (2)	$2,735,250	$1,769,258
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $59,749,105 and $60,678,548, respectively)	64,862,992	65,718,224
Agency debentures (including pledged assets of $0 and $0, respectively)	-	152,038
Credit risk transfer securities (including pledged assets of $167,549 and $184,160, respectively)	520,321	456,510
Non-Agency mortgage-backed securities (including pledged assets of $1,057,899 and $744,783, respectively)	1,197,549	906,722
Commercial real estate debt investments (including pledged assets of $4,361,972 and $2,911,828, respectively) (3)	4,361,972	2,911,828
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $654,111 and $578,820, respectively) (4)	1,137,971	1,348,817
Loans held for sale, net	164,175	278,600
Investments in commercial real estate	504,605	535,946
Corporate debt	669,612	488,508
Interest rate swaps, at fair value	146,285	19,642
Other derivatives, at fair value	137,490	22,066
Receivable for investments sold	697,943	121,625
Accrued interest and dividends receivable	227,225	231,336
Other assets	237,959	119,422
Goodwill	71,815	71,815
Intangible assets, net	43,306	38,536

Total assets	$77,716,470	$75,190,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$53,868,385	$56,230,860
Other secured financing	3,588,326	1,845,048
Securitized debt of consolidated VIEs (5)	3,748,289	2,540,711
Participation sold	13,079	13,286
Mortgages payable	327,643	334,707
Interest rate swaps, at fair value	3,208,986	1,677,571
Other derivatives, at fair value	154,017	49,963
Dividends payable	277,479	280,779
Payable for investments purchased	746,090	107,115
Accrued interest payable	159,435	151,843
Accounts payable and other liabilities	62,868	53,088

Total liabilities	66,154,597	63,284,971

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
Common stock, par value $0.01 per share, 1,956,937,500 authorized, 924,929,607 and 935,929,561 issued and outstanding, respectively	9,249	9,359
Additional paid-in capital	14,575,426	14,675,768
Accumulated other comprehensive income (loss)	1,117,046	(377,596)
Accumulated deficit	(5,061,565)	(3,324,616)

Total stockholders’ equity	11,553,215	11,895,974

Noncontrolling interest	8,658	9,948

Total equity	11,561,873	11,905,922

Total liabilities and equity	$77,716,470	$75,190,893

(1)	Derived from the audited consolidated financial statements at December 31, 2015.
(2)	Includes cash of consolidated VIEs of $9.7 million and $48.5 million at June 30, 2016 and December 31, 2015, respectively.
(3)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $4.0 billion and $2.6 billion at June 30, 2016 and December 31, 2015, respectively.
(4)
Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $187.2 million and $262.7 million carried at amortized cost, net of an allowance for losses of $0, at June 30, 2016 and December 31, 2015, respectively.

(5)	Includes securitized debt of consolidated VIEs carried at fair value of $3.7 billion and $2.4 billion at June 30, 2016 and December 31, 2015, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income:
Interest income	$457,118	$624,277	$845,261	$1,143,391
Interest expense	152,755	113,072	300,202	242,492
Net interest income	304,363	511,205	545,059	900,899

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(130,762)	(144,465)	(278,237)	(302,704)
Realized gains (losses) on termination of interest rate swaps	(60,064)	-	(60,064)	(226,462)
Unrealized gains (losses) on interest rate swaps	(373,220)	700,792	(1,404,940)	234,590
Subtotal	(564,046)	556,327	(1,743,241)	(294,576)
Net gains (losses) on disposal of investments	12,535	3,833	10,860	66,189
Net gains (losses) on trading assets	81,880	(114,230)	207,069	(121,136)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	(54,154)	17,581	(54,026)	(15,965)
Impairment of goodwill	-	(22,966)	-	(22,966)
Subtotal	40,261	(115,782)	163,903	(93,878)
Total realized and unrealized gains (losses)	(523,785)	440,545	(1,579,338)	(388,454)

Other income (loss):
Investment advisory income	-	10,604	-	21,068
Dividend income from affiliate	-	4,318	-	8,636
Other income (loss)	(9,930)	(22,275)	(16,045)	(23,299)
Total other income (loss)	(9,930)	(7,353)	(16,045)	6,405

General and administrative expenses:
Compensation and management fee	36,048	37,014	73,045	75,643
Other general and administrative expenses	13,173	14,995	24,121	27,304
Total general and administrative expenses	49,221	52,009	97,166	102,947

Income (loss) before income taxes	(278,573)	892,388	(1,147,490)	415,903

Income taxes	(76)	(7,683)	(913)	(7,669)

Net income (loss)	(278,497)	900,071	(1,146,577)	423,572

Net income (loss) attributable to noncontrolling interest	(385)	(149)	(547)	(239)

Net income (loss) attributable to Annaly	(278,112)	900,220	(1,146,030)	423,811

Dividends on preferred stock	17,992	17,992	35,984	35,984

Net income (loss) available (related) to common stockholders	$(296,104)	$882,228	$(1,182,014)	$387,827

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.32)	$0.93	$(1.28)	$0.41
Diluted	$(0.32)	$0.93	$(1.28)	$0.41

Weighted average number of common shares outstanding:
Basic	924,887,316	947,731,493	925,850,452	947,700,832
Diluted	924,887,316	947,929,762	925,850,452	947,878,958

Dividends declared per share of common stock	$0.30	$0.30	$0.60	$0.60

Net income (loss)	$(278,497)	$900,071	$(1,146,577)	$423,572
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	483,930	(1,125,043)	1,501,637	(493,571)
Reclassification adjustment for net (gains) losses included in net income (loss)	(7,250)	(3,921)	(6,995)	(66,277)
Other comprehensive income (loss)	476,680	(1,128,964)	1,494,642	(559,848)
Comprehensive income (loss)	$198,183	$(228,893)	$348,065	$(136,276)
Comprehensive income (loss) attributable to noncontrolling interest	(385)	(149)	(547)	(239)
Comprehensive income (loss) attributable to Annaly	198,568	(228,744)	348,612	(136,037)
Dividends on preferred stock	17,992	17,992	35,984	35,984
Comprehensive income (loss) attibutable to common stockholders	$180,576	$(246,736)	$312,628	$(172,021)

(1)	Consists of interest expense on interest rate swaps.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total

BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	423,811	423,811	-	423,811
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(239)	(239)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	(493,571)	-	(493,571)	-	(493,571)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(66,277)	-	(66,277)	-	(66,277)
Stock compensation expense	-	-	-	-	1,024	-	-	1,024	-	1,024
Net proceeds from direct purchase and dividend reinvestment	-	-	-	2	1,144	-	-	1,146	-	1,146
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	(245)	(245)
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)	-	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)	-	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)	-	(17,250)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(568,641)	(568,641)	-	(568,641)
BALANCE, June 30, 2015	$177,088	$290,514	$445,457	$9,478	$14,788,677	$(354,965)	$(2,766,250)	$12,589,999	$4,806	$12,594,805
BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	(1,146,030)	(1,146,030)	-	(1,146,030)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	(547)	(547)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	1,501,637	-	1,501,637	-	1,501,637
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	(6,995)	-	(6,995)	-	(6,995)
Stock compensation expense	-	-	-	-	1,084	-	-	1,084	-	1,084
Net proceeds from direct purchase and dividend reinvestment	-	-	-	1	1,175	-	-	1,176	-	1,176
Buyback of common stock	-	-	-	(111)	(102,601)	-	-	(102,712)	-	(102,712)
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	(743)	(743)
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	(7,296)	(7,296)	-	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	(11,438)	(11,438)	-	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	(17,250)	(17,250)	-	(17,250)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	(554,935)	(554,935)	-	(554,935)
BALANCE, June 30, 2016	$177,088	$290,514	$445,457	$9,249	$14,575,426	$1,117,046	$(5,061,565)	$11,553,215	$8,658	$11,561,873

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,146,577)	$423,572
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	621,146	378,814
Amortization of commercial real estate investment premiums and discounts, net	(1,552)	(581)
Amortization of intangibles	7,621	3,586
Amortization of deferred financing costs	1,019	4,561
Amortization of net origination fees and costs, net	(2,868)	(2,350)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	-	12,246
Depreciation expense	10,684	5,687
Net gain on sale of commercial real estate	(821)	-
Net gain on sale of commercial loans held for sale	67	100
Net loss on sale of commerical real estate debt investments	165	-
Net (gains) losses on sales of Residential Investment Securities	(10,271)	(66,289)
Stock compensation expense	1,084	1,024
Impairment of goodwill	-	22,966
Unrealized (gains) losses on interest rate swaps	1,404,940	(234,590)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	54,026	15,965
Equity in net income from unconsolidated joint ventures	4,417	-
Net (gains) losses on trading assets	(207,069)	121,136
Proceeds from sale of loans held for sale	114,358	-
Proceeds from repurchase agreements of RCap	1,076,600,000	895,400,000
Payments on repurchase agreements of RCap	(1,075,750,000)	(900,650,000)
Proceeds from reverse repurchase agreements	29,700,000	26,925,000
Payments on reverse repurchase agreements	(29,700,000)	(26,825,000)
Net payments on derivatives	196,016	(116,122)
Net change in:
Due to / from brokers	(5)	-
Other assets	(65,653)	(15,686)
Accrued interest and dividends receivable	3,202	45,897
Receivable for investment advisory income	-	(187)
Accrued interest payable	7,592	(48,857)
Accounts payable and other liabilities	24,331	13,952
Net cash provided by (used in) operating activities	1,865,852	(4,585,156)

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(7,088,346)	(8,638,138)
Proceeds from sales of Residential Investment Securities	4,008,291	18,278,224
Principal payments on Agency mortgage-backed securities	4,615,505	5,342,053
Payments on purchases of corporate debt	(245,447)	(187,035)
Principal payments on corporate debt	65,804	42,352
Purchases of commercial real estate debt investments	(76,862)	(276,918)
Sales of commercial real estate debt investments	-	41,016
Purchase of securitized loans at fair value	(1,489,268)	(2,574,353)
Origination of commercial real estate investments, net	(189,020)	(180,531)
Proceeds from sale of commercial real estate investments	12,750	46,806
Principal payments on commercial real estate debt investments	61,601	1,616
Principal payments on securitized loans at fair value	52,407	-
Principal payments on commercial real estate investments	402,459	321,050
Purchase of investments in real estate	(1,187)	(121)
Investment in unconsolidated joint venture	(559)	(12,410)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,117	-
Purchase of equity securities	(88,062)	(8,130)
Proceeds from sales of equity securities	16,112	-
Net cash provided by (used in) investing activities	58,295	12,195,481

Cash flows from financing activities:
Proceeds from repurchase agreements	85,723,588	105,819,378
Principal payments on repurchase agreements	(88,936,063)	(114,471,752)
Payments on maturity of convertible senior notes	-	(857,541)
Proceeds from other secured financing	2,146,084	203,200
Payments on other secured financing	(402,806)	-
Proceeds from issuance of securitized debt	1,381,640	2,382,810
Principal repayments on securitized debt	(163,472)	(37,915)
Principal repayments on securitized loans	-	50
Payment of deferred financing cost	(3,076)	(641)
Net proceeds from direct purchases and dividend reinvestments	1,176	1,144
Principal payments on participation sold	(153)	(147)
Principal payments on mortgages payable	(7,399)	(165)
Distributions to noncontrolling interests	(743)	(245)
Net payment on share repurchase	(102,712)	-
Dividends paid	(594,219)	(604,587)
Net cash provided by (used in) financing activities	(958,155)	(7,566,411)

Net (decrease) increase in cash and cash equivalents	965,992	43,914

Cash and cash equivalents, beginning of period	1,769,258	1,741,244

Cash and cash equivalents, end of period	$2,735,250	$1,785,158
	-	-
Supplemental disclosure of cash flow information:
Interest received	$1,456,076	$1,541,718
Dividends received	$-	$8,366
Investment advisory income received	$-	$20,881
Interest paid (excluding interest paid on interest rate swaps)	$282,146	$218,272
Net interest paid on interest rate swaps	$281,120	$305,327
Taxes paid	$591	$1,901

Noncash investing activities:
Receivable for investments sold	$697,943	$247,361
Payable for investments purchased	$746,090	$673,933
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,494,642	$(559,848)
	$-	$-
Noncash financing activities:
Dividends declared, not yet paid	$277,479	$284,331

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $2.6 billion and $1.6 billion at June 30, 2016 and December 31, 2015, respectively.
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
Agency mortgage-backed securities, Agency debentures, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Residential Investment Securities.” Although the Company generally intends to hold most of its Residential Investment Securities until maturity, it may, from time to time, sell any of its Residential Investment Securities as part of the overall management of its portfolio. Residential Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss) unless the Company has elected the fair value option, where the unrealized gains and losses on these financial instruments are recorded through earnings (e.g., interest-only securities). The fair value of Residential Investment Securities classified as available-for-sale is estimated by management and is compared to independent sources for reasonableness. Residential Investment Securities transactions are recorded on trade date, including TBA

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

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

The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities, excluding interest-only securities, considering estimates of future principal prepayment in the calculation of the effective yield because they are probable and the timing and amount of prepayments can be reasonably estimated. The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the investment is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
Premiums or discounts associated with the purchase of Agency interest-only securities and residential credit securities are amortized or accreted into interest income based upon current expected future cash flows with any adjustment to yield made on a prospective basis.
Interest income for Agency debentures is recognized by applying the interest method using contractual cash flows without estimating prepayments.
The table below summarizes the interest income recognition methodology for Residential Investment Securities:
Interest Income Methodology
Agency
Fixed-rate pass-through(1)	Effective yield(3)
Adjustable-rate pass-through(1)	Effective yield(3)
CMO(1)	Effective yield(3)
Debentures(1)	Contractual Cash Flows
Interest-only(2)	Prospective

Residential Credit
CRT(2)	Prospective
Legacy (2)	Prospective
NPL/RPL (2)	Prospective
New issue (2)	Prospective
New issue interest-only (2)	Prospective

(1) Changes in fair value are recognized in Other comprehensive income (loss) on the accompanying Consolidated Statements of Comprehensive Income (Loss).
(2) Changes in fair value are recognized in Net unrealized gains (losses) on financial instruments measured at fair value through earnings on the accompanying Consolidated Statements of Comprehensive Income (Loss).
(3) Effective yield is recalculated for differences between estimated and actual prepayments and the amortized cost is adjusted as if the new effective yield had been applied since inception.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Interest rate swap agreements - Interest rate swaps are the primary instrument used to mitigate interest rate risk.  In particular, the Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared swaps are fair valued using the DCO’s market values.

Interest rate swaptions - Interest rate swaptions are purchased/sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid/received for interest rate swaptions is reported as an asset/liability in the Consolidated Statements of Financial Condition. The difference between the premium and the fair value of the swaption is reported in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received/paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were necessary as of June 30, 2016 and December 31, 2015.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments - The Company’s commercial real estate debt investments are comprised of commercial mortgage-backed securities and loans held by consolidated collateralized financing entities. Commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of other comprehensive income (loss). Management evaluates commercial mortgage-backed securities for other-than-temporary impairment at least quarterly. See the “Commercial Real Estate Investments” Note for additional information regarding the consolidated collateralized financing entities.

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
If the Company intends to sell or securitize the loans and the financing vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Loans held for sale in the accompanying Consolidated Statements of Financial Condition. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis. The Company has elected the fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate. Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. See “Commercial Real Estate Investments” Note for additional information.
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
Other-Than-Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For available-for-sale securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss). If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the quarters ended June 30, 2016 and 2015.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

In connection with the quarterly surveillance review process, CRE Debt and Preferred Equity Investments are assigned an internal risk rating. Effective December 31, 2015, the loan risk ratings were enhanced and considered guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on loan-to-values and the NOI debt yields of the underlying collateral of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations. The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.

The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of June 30, 2016 and December 31, 2015. Accordingly, no allowance for loan losses was deemed necessary as of June 30, 2016 and December 31, 2015.
Broker Dealer Activities
In January 2014, RCap ceased its trading activity in U.S. Treasury securities, derivatives and securities borrowed and loaned transactions.
Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contract amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap requires counterparties to deposit additional collateral, when necessary. All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty. Substantially all of RCap’s reverse repurchase activity is with affiliated entities.

Recent Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that could potentially impact the Company’s consolidated financial statements:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU updates the existing incurred loss model to a current expected credit loss model for financial assets and net investments in leases that are not accounted for at fair value through earnings.  The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also changes to the accounting for available for sale debt securities.
		January 1, 2020 (early adoption permitted)	The Company is assessing the impact to the consolidated financial statements.
ASU 2016-02 Leases (Topic 842)
The amendments require lessees to recognize a right-of-use asset and a liability to make lease payments in the statement of financial position for most leases.  The accounting for lessors is largely unchanged.
		January 1, 2019 (early adoption permitted)	Not expected to have a significant impact to the consolidated financial statements.
ASU 2016-01 Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities	The amendments address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.	January 1, 2018 (early adoption permitted for a provision related presentation of instrument-specific credit risk of liabilities accounted for under the fair value option)	Expected to impact disclosures only and not have a significant impact to the consolidated financial statements.
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
		January 1, 2017 (early adoption permitted)	Not expected to have an impact to the consolidated financial statements.
ASU 2014-09, Revenue from Contracts with Customers
This guidance applies to contracts with customers to transfer goods or services and contracts to transfer nonfinancial assets unless those contracts are within the scope of other standards (for example, lease transactions).
		January 1, 2018	Not expected to have a significant impact to the consolidated financial statements.
Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
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
		January 1, 2016 (early adoption permitted)	Did not have a significant impact to the consolidated financial statements.
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
		June 18, 2015 (early adoption permitted)	Did not have an impact to the consolidated financial statements.
ASU 2015-10, Technical Corrections and Improvements	This perpetual project updates the Codification for technical corrections and improvements.	January 1, 2016 (early adoption permitted), for amendments subject to transition guidance	Did not have a significant impact to the consolidated financial statements.
ASU 2015-08, Business Combinations Topic 805 Pushdown Accounting Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115	This update amends the codification for SEC Staff Bulletin No. 115	November 18, 2014	Did not have a significant impact to the consolidated financial statements.
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
		January 1, 2016 (early adoption permitted)	Did not have an impact to the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Date of Adoption	Effect on the financial statements or other significant matters
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
		January 1, 2016 (early adoption permitted)	Did not have a significant impact to the consolidated financial statements.
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs
This ASU requires that debt issue costs are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  The recognition and measurement of debt issue costs are not affected.
		January 1, 2016 (early adoption permitted)	Impacted presentation only and did not have a significant impact to the consolidated financial statements.
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
		January 1, 2016 (early adoption permitted)	Did not have a significant impact to the consolidated financial statements.
ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20)	This update eliminates from GAAP the concept of extraordinary items.	January 1, 2016 (early adoption permitted)	Did not have an impact to the consolidated financial statements.
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
		January 1, 2016 (early adoption permitted)	Did not have a significant impact to the consolidated financial statements.
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
		January 1, 2015 (early adoption permitted)	The Company early adopted this ASU and applied the guidance to commercial mortgage backed securitization transactions. See "Commercial Real Estate Investments" footnote for further disclosure.
ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure	This update makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements.	January 1, 2015	Impacted disclosures only and did not have a significant impact to the consolidated financial statements.
ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	This ASU raises the threshold for a disposal to be treated as discontinued operations.	April 1, 2015	Did not have a significant impact to the consolidated financial statements.
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
		January 1, 2015	Did not have a significant impact to the consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4.            RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio carried at fair value as of June 30, 2016 and December 31, 2015:
	June 30, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$55,843,681	$3,073,647	$(2,017)	$58,915,311	$1,080,129	$(55,271)	$59,940,169
Adjustable-rate pass-through	2,906,239	62,572	(5,173)	2,963,638	77,317	-	3,040,955
CMO	473,489	9,860	(430)	482,919	15,080	(252)	497,747
Debentures	-	-	-	-	-	-	-
Interest-only	9,061,768	1,572,531	-	1,572,531	18,835	(207,245)	1,384,121
Total Agency investments	$68,285,177	$4,718,610	$(7,620)	$63,934,399	$1,191,361	$(262,768)	$64,862,992

Residential Credit
CRT	$519,387	$1,878	$(12,415)	$508,850	$12,476	$(1,005)	$520,321
Legacy(2)	690,679	815	(91,368)	600,126	12,553	(924)	611,755
NPL/RPL	374,096	65	(1,240)	372,921	1,785	(82)	374,624
New issue	194,334	973	(373)	194,934	4,444	-	199,378
New issue interest-only	1,020,183	17,223	-	17,223	-	(5,431)	11,792
Total residential credit investments	$2,798,679	$20,954	$(105,396)	$1,694,054	$31,258	$(7,442)	$1,717,870

Total Residential Investment Securities	$71,083,856	$4,739,564	$(113,016)	$65,628,453	$1,222,619	$(270,210)	$66,580,862

	December 31, 2015
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$57,339,705	$3,270,521	$(2,832)	$60,607,394	$400,350	$(824,862)	$60,182,882
Adjustable-rate pass-through	2,894,192	61,781	(6,427)	2,949,546	70,849	(10,317)	3,010,078
CMO	964,095	27,269	(477)	990,887	9,137	(12,945)	987,079
Debentures	158,802	-	(648)	158,154	-	(6,116)	152,038
Interest-only	9,499,332	1,634,312	-	1,634,312	18,699	(114,826)	1,538,185
Total Agency investments	$70,856,126	$4,993,883	$(10,384)	$66,340,293	$499,035	$(969,066)	$65,870,262

Residential Credit
CRT	$476,084	$2,225	$(12,840)	$465,469	$250	$(9,209)	$456,510
Legacy(2)	378,527	773	(37,150)	342,150	698	(1,140)	341,708
NPL/RPL	354,945	19	(1,270)	353,694	19	(1,172)	352,541
New issue	197,695	566	-	198,261	-	(1,060)	197,201
New issue interest-only	811,245	15,430	-	15,430	-	(158)	15,272
Total residential credit securities	$2,218,496	$19,013	$(51,260)	$1,375,004	$967	$(12,739)	$1,363,232

Total Residential Investment Securities	$73,074,622	$5,012,896	$(61,644)	$67,715,297	$500,002	$(981,805)	$67,233,494

(1) Unrealized gains and losses on Agency investments, excluding interest-only investments, are reported as a component of other comprehensive income (loss). Unrealized gains and losses on residential credit investments and Agency interest-only investments are generally reported in Net unrealized gains (losses) on financial instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).
(2) Legacy residential credit refers to securities whose underlying collateral was securitized prior to 2009.

The following tables present the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of June 30, 2016 and December 31, 2015:
Investment Type	June 30, 2016	December 31, 2015
	(dollars in thousands)
Fannie Mae	$42,009,658	$42,647,075
Freddie Mac	22,769,693	22,960,595
Ginnie Mae	83,641	110,554
Total	$64,862,992	$65,718,224

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on underlying mortgages. The following table summarizes the Company’s available-for-sale Residential Investment Securities as of June 30, 2016 and December 31, 2015, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
	June 30, 2016		December 31, 2015
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$83,514	$84,500	$37,862	$37,850
Greater than one year through five years	53,216,416	52,372,346	20,278,111	20,066,435
Greater than five years through ten years	13,272,846	13,163,536	46,473,701	47,174,319
Greater than ten years	8,086	8,071	443,820	436,693
Total	$66,580,862	$65,628,453	$67,233,494	$67,715,297

The weighted average lives of the Agency mortgage-backed securities at June 30, 2016 and December 31, 2015 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be materially longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.
	June 30, 2016			December 31, 2015
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	$467	$(3)	1	$20,072,072	$(164,259)	463
12 Months or More	9,608,938	(55,520)	81	21,705,764	(689,981)	189
Total	$9,609,405	$(55,523)	82	$41,777,836	$(854,240)	652

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
During the quarter and six months ended June 30, 2016, the Company disposed of $1.8 billion and $5.2 billion of Residential Investment Securities, respectively, resulting in a net realized gain of $11.9 million and $10.3 million, respectively.

During the quarter and six months ended June 30, 2015, the Company disposed of $2.5 billion and $17.4 billion of Residential Investment Securities, respectively, resulting in a net realized gain of $3.9 million and $66.3, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.            COMMERCIAL REAL ESTATE INVESTMENTS
On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County, California.

As of December 31, 2015, such financing is comprised of a $280.0 million senior mortgage loan ($278.6 million, net of origination fees), and mezzanine debt with an initial principal balance of $55.0 million ($52.7 million, net of origination fees) and a future funding component of $30.0 million. The senior loan was held for sale as of December 31, 2015. In April 2016, the Company sold $115.0 million ($114.3 million, net of origination fees) of the senior loan to an unrelated third party at carrying value, accordingly, no gain or loss was recorded in connection with the sale. The balance of the senior loan of $165.0 million ($164.2 million, net of origination fees) remains held for sale as of June 30, 2016.

The following tables present commercial real estate investments held for investment at June 30, 2016 and December 31, 2015.

CRE Debt and Preferred Equity Investments

	June 30, 2016			December 31, 2015
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$480,665	$478,260	42.0%	$387,314	$385,838	28.6%
Senior securitized mortgages(3)	187,322	187,246	16.4%	263,072	262,703	19.4%
Mezzanine loans	466,844	463,507	40.8%	582,592	578,503	43.0%
Preferred equity	9,000	8,958	0.8%	122,444	121,773	9.0%
Total (4)	$1,143,831	$1,137,971	100.0%	$1,355,422	$1,348,817	100.0%

(1) Carrying value includes unamortized origination fees of $5.9 million and $6.9 million as of June 30, 2016 and December 31, 2015, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIEs.
(4) Excludes Loans held for sale, net.

	June 30, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	158,502	-	32,363	-	190,865
Principal payments	(65,153)	(75,750)	(148,111)	(113,444)	(402,458)
Sales (principal)	-	-	-	-	-
Amortization & accretion of (premium) discounts	(66)	-	(205)	-	(271)
Net (increase) decrease in origination fees	(1,566)	-	(282)	-	(1,848)
Amortization of net origination fees	705	293	1,239	629	2,866
Transfers	-	-	-	-	-
Allowance for loan losses	-	-	-	-	-
Net carrying value (2)	$478,260	$187,246	$463,507	$8,958	$1,137,971

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

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

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

Internal CRE Debt and Preferred Equity Investment Ratings

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.
The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of June 30, 2016 and December 31, 2015. Accordingly, no allowance for loan losses was deemed necessary as of June 30, 2016 and December 31, 2015.

	June 30, 2016
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$480,665	42.0%	$91,620	$243,605	$145,440	$-	$-	$-	$480,665
Senior securitized mortgages(2)	187,322	16.4%	58,426	17,500	111,396	-	-	-	187,322
Mezzanine loans	466,844	40.8%	276,658	153,869	36,317	-	-	-	466,844
Preferred equity	9,000	0.8%	-	-	9,000	-	-	-	9,000
	$1,143,831	100.0%	$426,704	$414,974	$302,153	$-	$-	$-	$1,143,831

(1) Excludes Loans held for sale, net.
(2) Assets of consolidated VIE.

	December 31, 2015
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$387,314	28.6%	$71,000	$283,148	$33,166	$-	$-	$-	$387,314
Senior securitized mortgages(2)	263,072	19.4%	106,770	15,500	140,802	-	-	-	263,072
Mezzanine loans	582,592	43.0%	342,493	219,969	20,130	-	-	-	582,592
Preferred equity	122,444	9.0%	-	81,944	40,500	-	-	-	122,444
	$1,355,422	100.0%	$520,263	$600,561	$234,598	$-	$-	$-	$1,355,422

(1) Excludes Loans held for sale, net.
(2) Assets of consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Investments in Commercial Real Estate

There were no acquisitions of new real estate holdings during the quarter and six months ended June 30, 2016.
The following table summarizes real estate held for investment acquired in 2015:

Date of Acquisition	Type	Location	Original Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)

July 2015	Single Tenant Retail	Ohio	$11,000	4.4
August 2015	Multi Tenant Retail	Florida	$18,900	4.9
October 2015	Multifamily Property	Washington, DC	$75,000	0.1
October 2015	Multi Tenant Retail	California	$37,750	2.8
November 2015	Multi Tenant Retail	Texas	$131,950	4.6
 (1)            Does not include extension options.

In the second quarter of 2016, the Company finalized the purchase price allocation of the eleven multi-tenant retail properties portfolio (“Texas Portfolio”) acquired in November 2015 for a total purchase price of $132.0 million and recognized $4.2 million of additional depreciation and amortization as a result. The following presents the aggregate final purchase price allocation of the Texas Portfolio:

Texas
(dollars in thousands)
Purchase Price Allocation:
Land	$32,452
Buildings	82,552
Site improvements	5,446
Tenant Improvements	6,835
Real estate held for investment	127,285

Intangible assets (liabilities):
Leasehold intangible assets	14,598
Above market lease	274
Below market lease	(10,207)
Total purchase price	$131,950

The Company sold three non-core properties of the Texas Portfolio in June 2016 for $12.8 million and recognized a gain on sale of $0.8 million.

The weighted average amortization period for intangible assets and liabilities as of June 30, 2016 is 4.6 years.
Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$117,023	$113,494
Buildings and improvements	355,082	373,603
Subtotal	472,105	487,097
Less: accumulated depreciation	(27,260)	(16,886)
Total real estate held for investment, at amortized cost, net	444,845	470,211
Equity in unconsolidated joint ventures	59,760	65,735
Investments in commercial real estate, net	$504,605	$535,946

Depreciation expense was $6.1 million and $10.7 million for the quarter and six months ended June 30, 2016, respectively. Depreciation expense was $2.9 million and $5.7 million for the quarter and six months ended June 30, 2015, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents payments under non-cancelable operating leases in effect at June 30, 2016 for consolidated investments in real estate are as follows:

June 30, 2016
(dollars in thousands)
2016 (remaining)	$17,762
2017	35,242
2018	31,518
2019	27,614
2020	23,401
Later years	58,656
$194,193

Mortgage loans payable as of June 30, 2016 and December 31, 2015, were as follows:

June 30, 2016
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$285,804	$289,125	2.30% to 4.61%	Fixed	2016, 2024 and 2025	First liens
Tennessee	12,244	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,013	11,025	3.58%	Fixed	6/6/2019	First liens
Arizona	16,176	16,145	3.50%	Fixed	1/1/2017	First liens
Nevada	2,406	2,401	3.45%	Floating (1)	3/29/2017	First liens
	$327,643	$331,046

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$292,658	$296,325	2.30% to 4.61%	Fixed	2016, 2024 and 2025	First liens
Tennessee	12,228	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,012	11,025	3.58%	Fixed	6/6/2019	First liens
Arizona	16,365	16,308	3.50%	Fixed	1/1/2017	First liens
Nevada	2,444	2,436	3.45%	Floating (1)	3/29/2017	First liens
	$334,707	$338,444

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table details future mortgage loan principal payments as of June 30, 2016:

Mortgage Loan Principal Payments
(dollars in thousands)
2016 (remaining)	$202
2017	18,344
2018	-
2019	23,375
2020	-
Later years	289,125
$331,046

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

As of June 30, 2016 the carrying value of the Trust’s assets was $187.2 million, net of $0.1 million of unamortized origination fees, which are included in Commercial real estate debt and preferred equity in the accompanying Consolidated Statements of Financial Condition. As of June 30, 2016, the carrying value of the Trust’s liabilities was $59.3 million, net of $0.1 million of deferred financing costs, classified as Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.3 billion and $1.2 billion, respectively, at June 30, 2016.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $1.1 billion and $1.0 billion, respectively, at June 30, 2016.

In February 2016, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREM Mortgage Trust 2016-KLH1 (“FREM 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company was required to consolidate the FREM 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at June 30, 2016. FREMF 2015-KLSF, FREMF 2015-KF07 and FREM 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $298.2 million at June 30, 2016. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.2 million and $0.8 million of related costs were expensed during the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more accurately represent the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company has adopted ASU 2014-13 and applied the practical expedient fair value measurement whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts is more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the fair value of the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts is an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The statement of financial condition of the FREMF Trusts that is reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Assets
Senior securitized commercial mortgages carried at fair value	$3,987,191	$2,554,023
Accrued interest receivable	8,166	4,994
Total assets	$3,995,357	$2,559,017

Liabilities
Securitized debt (non-recourse) at fair value	$3,688,977	$2,366,878
Accrued interest payable	4,214	4,183
Total liabilities	$3,693,191	$2,371,061

The FREMF Trusts mortgage loans had an unpaid principal balance of $4.0 billion at June 30, 2016. As of June 30, 2016 there are no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of June 30, 2016 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. Interest income and expense is recognized using the effective interest method.

The statement of comprehensive income (loss) of the FREMF Trusts that is reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the quarter and six months ended June 30, 2016 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Quarter Ended	For the Six Months Ended
	June 30, 2016	June 30, 2016
	(dollars in thousands)
Net interest income:
Interest income	$23,794	$44,824
Interest expense	10,347	18,223
Net interest income	13,447	26,601

Other income (loss):
Unrealized gain (loss) on financial instruments at fair value (1)	6,838	6,985
Guarantee fees and servicing costs	(6,791)	(12,088)
Other income (loss)	47	(5,103)
General and administration expenses	-	2
Net income	$13,494	$21,496

(1) Included in Net unrealized gains (losses) on financial instruments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the FREMF Trusts as of June 30, 2016 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk
Property Location	Principal Balance	% of Balance
	(dollars in thousands)
Texas	$749,569	18.8%
North Carolina	537,375	13.5%
Maryland	499,495	12.5%
Florida	456,589	11.4%
Other	1,751,918	43.8%
Total	$3,994,946	100.0%

6.  CORPORATE DEBT

The Company invests in corporate loans and corporate debt securities through the MML subsidiary.
The industry and interest rate characteristics of the portfolio as of June 30, 2016 are as follows:

	Industry Dispersion
	Fixed Rate	Floating Rate	Total
	(dollars in thousands)

Business Services	$-	$41,311	$41,311
Commercial Fishing	-	41,196	41,196
Cybersecurity	-	93,517	93,517
Drugs	-	34,452	34,452
Home Health Care Services	-	39,455	39,455
Insurance Agents, Brokers & Services	4,369	44,446	48,815
Miscellaneous Business Services	-	19,612	19,612
Miscellaneous Food Preparations	-	27,221	27,221
Miscellaneous Health & Allied Services	-	39,031	39,031
Miscellaneous Nonmetallic Minerals	-	24,676	24,676
Miscellaneous Plastic Products	-	27,114	27,114
Motor Vehicles, Parts & Supplies	-	12,375	12,375
Offices & Clinics of Doctors of Medicine	-	83,919	83,919
Research, Development & Testing Services	-	17,740	17,740
Schools & Educational Services	-	21,105	21,105
Security	84,410	-	84,410
Surgical, Medical & Dental Instruments	-	13,663	13,663
Total	$88,779	$580,833	$669,612

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers as of June 30, 2016.

June 30, 2016
(dollars in thousands)

First lien loans	$418,972
Second lien loans	161,862
Second lien notes	84,409
Subordinated notes	4,369
Total	$669,612

In June 2016, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. As of June 30, 2016, the Borrower had not drawn on the credit facility.

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

The following is a description of the valuation methodologies used for instruments carried at fair value. These methodologies are applied to assets and liabilities across the three-level fair value hierarchy, with the observability of inputs determining the appropriate level.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

The Residential Investment Securities, interest rate swap and swaption markets are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy. Additionally, as discussed in the “Commercial Real Estate Investments” Note, Commercial real estate debt investments carried at fair value are classified as Level 2.

The following table presents the estimated fair values of financial instruments measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
June 30, 2016	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	64,862,992	$-	$64,862,992
Credit risk transfer securities	-	520,321	-	520,321
Non-Agency mortgage-backed securities	-	1,197,549	-	1,197,549
Commercial real estate debt investments	-	4,361,972	-	4,361,972
Interest rate swaps	-	146,285	-	146,285
Other derivatives	-	137,490	-	137,490
Total assets	$-	$71,226,609	$-	$71,226,609
Liabilities:
Securitized debt of consolidated VIEs	$-	3,688,977	$-	$3,688,977
Interest rate swaps	-	3,208,986	-	3,208,986
Other derivatives	154,017	-	-	154,017
Total liabilities	$154,017	$6,897,963	$-	$7,051,980

	Level 1	Level 2	Level 3	Total
December 31, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$65,718,224	$-	$65,718,224
Agency debentures	-	152,038	-	152,038
Credit risk transfer securities	-	456,510	-	456,510
Non-Agency mortgage-backed securities	-	906,722	-	906,722
Commercial real estate debt investments	-	2,911,828	-	2,911,828
Interest rate swaps	-	19,642	-	19,642
Other derivatives	12,443	9,623	-	22,066
Total assets	$12,443	$70,174,587	$-	$70,187,030
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,366,878	$-	$2,366,878
Interest rate swaps	-	1,677,571	-	1,677,571
Other derivatives	32,778	17,185	-	49,963
Total liabilities	$32,778	$4,061,634	$-	$4,094,412

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.

The following table summarizes the estimated fair value for financial assets and liabilities as of June 30, 2016 and December 31, 2015.

		June 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$2,735,250	$2,735,250	$1,769,258	$1,769,258
Agency mortgage-backed securities	2	64,862,992	64,862,992	65,718,224	65,718,224
Agency debentures	2	-	-	152,038	152,038
Credit risk transfer securities	2	520,321	520,321	456,510	456,510
Non-Agency mortgage-backed securities	2	1,197,549	1,197,549	906,722	906,722
Commercial real estate debt investments	2	4,361,972	4,361,972	2,911,828	2,911,828
Commercial real estate debt and preferred equity, held for investment	3	1,137,971	1,137,130	1,348,817	1,350,968
Loans held for sale, net	3	164,175	165,000	278,600	278,600
Corporate debt (1)	2	669,612	661,169	488,508	470,894
Interest rate swaps	2	146,285	146,285	19,642	19,642
Other derivatives	1,2	137,490	137,490	22,066	22,066
Financial liabilities:
Repurchase agreements	1,2	$53,868,385	$53,976,010	$56,230,860	$56,361,623
Other secured financing	1,2	3,588,326	3,590,510	1,845,048	1,846,095
Securitized debt of consolidated VIEs	2	3,748,289	3,748,366	2,540,711	2,541,193
Participation sold	2	13,079	12,985	13,286	13,138
Mortgage payable	3	327,643	350,065	334,707	339,849
Interest rate swaps	2	3,208,986	3,208,986	1,677,571	1,677,571
Other derivatives	1,2	154,017	154,017	49,963	49,963

(1)
Includes a held-to-maturity debt security carried at amortized cost of $84.4 million and $74.7 million as of June 30, 2016 and December 31, 2015, respectively. The held-to-maturity debt security had a fair value of $80.8 million and $61.3 million as of June 30, 2016 and December 31, 2015, respectively.

8.       SECURED FINANCING
The Company had outstanding $53.9 billion and $56.2 billion of repurchase agreements with weighted average

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

borrowing rates of 1.81% and 1.83%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 129 days and 151 days as of June 30, 2016 and December 31, 2015, respectively.
At June 30, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	June 30, 2016
	Repurchase Agreements by Collateral Type						Weighted Average Rate
	Agency Mortgage-backed Securities	Debentures	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements
	(dollars in thousands)
1 day	$7,506,405	$-	$-	$-	$-	$7,506,405	0.91%
2 to 29 days	12,431,760	-	53,590	221,210	-	12,706,560	0.81%
30 to 59 days	6,747,130	-	70,170	197,005	-	7,014,305	0.95%
60 to 89 days	5,746,813	-	-	223,289	-	5,970,102	0.86%
90 to 119 days	6,159,644	-	-	19,411	-	6,179,055	0.82%
Over 120 days(1)	14,187,091	-	-	-	304,867	14,491,958	1.44%
Total	$52,778,843	$-	$123,760	$660,915	$304,867	$53,868,385	1.02%

December 31, 2015
	Repurchase Agreements by Collateral Type						Weighted Average Rate
	Agency Mortgage-backed Securities	Debentures	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	$-	0.00%
2 to 29 days	20,123,464	-	83,664	260,359	-	20,467,487	0.69%
30 to 59 days	7,898,646	-	59,189	65,374	-	8,023,209	0.74%
60 to 89 days	4,046,593	-	-	78,833	-	4,125,426	0.74%
90 to 119 days	4,846,580	-	-	-	-	4,846,580	0.60%
Over 120 days(1)	18,557,715	-	-	31,015	179,428	18,768,158	1.33%
Total	$55,472,998	$-	$142,853	$435,581	$179,428	$56,230,860	0.90%

(1) Approximately 9% and 14% of the total repurchase agreements had a remaining maturity over 1 year as of June 30, 2016 and December 31, 2015, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015. Refer to “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2016		December 31, 2015
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$-	$53,868,385	$-	$56,230,860
Amounts Offset	-	-	-	-
Netted Amounts	$-	$53,868,385	$-	$56,230,860

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. As of June 30, 2016, $3.6 billion matures beyond three years. As of December 31, 2015,
$402.8 million matures within 90 days and $1.4 billion extends beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 0.60% and 0.59% at June 30, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $61.8 billion and $187.0 million, respectively, at June 30, 2016 and $62.3 billion and $171.7 million, respectively, at December 31, 2015.

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

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2016 and December 31, 2015:

Derivatives Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$146,285	$19,642
TBA derivatives	Other derivatives, at fair value	137,490	9,622
Futures contracts	Other derivatives, at fair value	-	12,444
		$283,775	$41,708

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$3,208,986	$1,677,571
TBA derivatives	Other derivatives, at fair value	-	17,185
Futures contracts	Other derivatives, at fair value	154,017	32,778
		$3,363,003	$1,727,534

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2016 and December 31, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
June 30, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$1,152,401	1.63%	0.53%	2.61
3 - 6 years	12,025,000	1.88%	0.74%	4.00
6 - 10 years	9,570,550	2.43%	0.81%	7.73
Greater than 10 years	3,434,400	3.70%	0.55%	18.87
Total / Weighted Average	$26,182,351	2.28%	0.74%	7.04

December 31, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,240,436	1.85%	0.36%	1.80
3 - 6 years	11,675,000	1.82%	0.55%	4.25
6 - 10 years	11,635,250	2.44%	0.57%	7.92
Greater than 10 years	3,634,400	3.70%	0.43%	19.37
Total / Weighted Average	$30,185,086	2.26%	0.53%	7.02

(1)	Notional amount includes $200.0 million in forward starting receive fixed swaps and $500.0 million in forward starting pay fixed swaps as of June 30, 2016 and December 31, 2015, respectively.
(2)	Excludes forward starting swaps.
(3)	Weighted average fixed rate on forward starting receive fixed swaps was 1.38% as of June 30, 2016. Weighted average fixed rate on forward starting pay fixed swaps was 1.44% as of December 31, 2015.

There were no swaptions outstanding as of June 30, 2016 and December 31, 2015, respectively.

The following table summarizes certain characteristics of the Company’s TBA derivatives as of June 30, 2016 and December 31, 2015:

June 30, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$12,739,000	$13,246,011	$13,383,501	$137,490

December 31, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,761,000	$14,177,338	$14,169,775	$(7,563)

The following table summarizes certain characteristics of the Company’s futures derivatives as of June 30, 2016 and December 31, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(6,200,000)	2.00
U.S. Treasury futures - 5 year	-	(1,447,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.88
Total	$-	$(8,302,800)	2.81

	December 31, 2015
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(7,000,000)	2.00
U.S. Treasury futures - 5 year	-	(1,847,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.92
Total	$-	$(9,502,800)	2.81

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of June 30, 2016 and December 31, 2015, respectively.

June 30, 2016		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$146,285	$(146,285)	$-	$-
TBA derivatives, at fair value	137,490	-	-	137,490
Futures contracts, at fair value	-	-	-	-

Liabilities:
Interest rate swaps, at fair value	$3,208,986	$(146,285)	$(1,878,983)	$1,183,718
TBA derivatives, at fair value	-	-	-	-
Futures contracts, at fair value	154,017	-	(154,017)	-

December 31, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$19,642	$(18,040)	$-	$1,602
TBA derivatives, at fair value	9,622	(7,367)	-	2,255
Futures contracts, at fair value	12,443	(10,868)	-	1,575

Liabilities:
Interest rate swaps, at fair value	$1,677,571	$(18,040)	$(913,576)	$745,955
TBA derivatives, at fair value	17,185	(7,367)	-	9,818
Futures contracts, at fair value	32,778	(10,868)	(21,910)	-

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarters Ended:
June 30, 2016	$(130,762)	$(60,064)	$(373,220)
June 30, 2015	$(144,465)	$-	$700,792
Six Months Ended:
June 30, 2016	$(278,237)	$(60,064)	$(1,404,940)
June 30, 2015	$(302,704)	$(226,462)	$234,590

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Quarter Ended June 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$98,371	$60,758	$159,129
Net interest rate swaptions	-	-	-
Futures	8,314	(85,563)	(77,249)
			$81,880

Quarter Ended June 30, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Quarter Ended June 30, 2015
Net TBA derivatives (1)	$(50,801)	$(106,974)	$(157,775)
Net interest rate swaptions	(7,600)	7,033	(567)
Futures	(9,230)	53,351	44,121
			$(114,221)

Six Months Ended June 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$318,363	$145,052	$463,415
Net interest rate swaptions	-	-	-
Futures	(122,680)	(133,683)	(256,363)
			$207,052

Six Months Ended June 30, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(106,445)	$10,213	$(96,232)
Net interest rate swaptions	(29,491)	24,116	(5,375)
Futures	(14,737)	(4,775)	(19,512)
			$(121,119)

(1) Includes options on TBA contracts

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at June 30, 2016 was approximately $3.0 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

(A) Common Stock

At June 30, 2016 and December 31, 2015, the Company had issued and outstanding 924,929,607 and 935,929,561 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the six months ended June 30, 2016 and 2015.

During the six months ended June 30, 2016, the Company raised $1.2 million, by issuing 116,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the six months ended June 30, 2015, the Company raised $1.1 million, by issuing 111,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2016 (“Repurchase Program”). During the six months ended June 30, 2016, the Company repurchased 11,132,226 shares of its common stock under the Repurchase Program for an aggregate amount of $102.7 million. All common shares purchased were part of a publicly announced plan in open-market transactions.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap Securities, Inc. (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2016 and 2015.

(B) Preferred Stock

At June 30, 2016 and December 31, 2015, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through June 30, 2016, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2016 and December 31, 2015, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2016, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At June 30, 2016 and December 31, 2015, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2016, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

The 7.875% Series A Cumulative Redeemable Preferred Stock, 7.625% Series C Cumulative Redeemable Preferred Stock and 7.50% Series D Cumulative Redeemable Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Six Months Ended:
	June 30, 2016	June 30, 2015
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$554,935	$568,640
Distributions declared per common share	$0.60	$0.60
Distributions paid to common stockholders after period end	$277,479	$284,331
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	July 29, 2016	July 30, 2015
Dividends declared to Series A Preferred stockholders	$7,296	$7,296
Dividends declared per Series A Preferred share	$0.984	$0.984
Dividends declared to Series C Preferred stockholders	$11,438	$11,438
Dividends declared per Series C Preferred share	$0.953	$0.953
Dividends declared to Series D Preferred stockholders	$17,250	$17,250
Dividends declared per Series D Preferred share	$0.938	$0.938

12.  INTEREST INCOME AND INTEREST EXPENSE
The table below presents the components of the Company’s interest income and interest expense for the quarters and six months ended June 30, 2016 and 2015.

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:	(dollars in thousands)
Residential Investment Securities	$394,850	$570,493	$710,567	$1,048,732
Commercial investment portfolio(1)	59,578	52,429	129,765	92,765
Reverse repurchase agreements	2,690	1,355	4,929	1,894
Total interest income	457,118	624,277	845,261	1,143,391
Interest expense:
Repurchase agreements	136,176	101,225	269,067	203,973
Convertible Senior Notes	-	6,113	-	29,740
Securitized debt of consolidated VIEs	11,226	5,475	20,259	8,357
Participation sold	157	159	315	318
Other	5,196	100	10,561	104
Total interest expense	152,755	113,072	300,202	242,492
Net interest income	$304,363	$511,205	$545,059	$900,899

(1) Includes commercial real estate debt, preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
13.  GOODWILL
At June 30, 2016 and December 31, 2015, goodwill totaled $71.8 million.

14.  NET INCOME (LOSS) PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters and six months ended June 30, 2016 and 2015.
	For the Quarters Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands, except per share data)
Net income (loss)	$(278,497)	$900,071	$(1,146,577)	$423,572
Less: Net income (loss) attributable to noncontrolling interest	(385)	(149)	(547)	(239)
Net income (loss) attributable to Annaly	(278,112)	900,220	(1,146,030)	423,811
Less: Preferred stock dividends	17,992	17,992	35,984	35,984
Net income (loss) available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	(296,104)	882,228	(1,182,014)	387,827
Add: Interest on Convertible Senior Notes, if dilutive	-	-	-	-
Net income (loss) available to common stockholders, as adjusted	$(296,104)	$882,228	$(1,182,014)	$387,827
Weighted average shares of common stock outstanding-basic	924,887,316	947,731,493	925,850,452	947,700,832
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	-	198,269	-	178,126
Weighted average shares of common stock outstanding-diluted	924,887,316	947,929,762	925,850,452	947,878,958
Net income (loss) per share available (related) to common share:
Basic	$(0.32)	$0.93	$(1.28)	$0.41
Diluted	$(0.32)	$0.93	$(1.28)	$0.41

Options to purchase 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter and six months ended June 30, 2016, respectively.
Options to purchase 2.0 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter and six months ended June 30, 2015, respectively.

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
The following table sets forth activity related to the Company’s stock options awarded under the Plan:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Six Months Ended
	June 30, 2016		June 30, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,168,775	$15.34	2,259,335	$15.35
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(6,400)	14.69	(259,799)	15.26
Expired	(36,750)	12.90	(6,250)	17.24
Options outstanding at the end of period	1,125,625	$15.43	1,993,286	$15.36
Options exercisable at the end of period	1,125,625	$15.43	1,993,286	$15.36

The weighted average remaining contractual term was approximately 2.0 years and 2.6 years for stock options outstanding and exercisable as of June 30, 2016 and 2015, respectively.

As of June 30, 2016 and 2015, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

16.  INCOME TAXES

For the quarter ended June 30, 2016 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code. For years prior to 2013, the Company retained the amount of taxable income attributable to certain employee remuneration deductions disallowed for tax purposes pursuant to Section 162(m) of the Code (“Section 162(m)”). As a result of the externalization of management effective as of July 1, 2013, the Company was not subject to the Section 162(m) disallowance for the 2013 tax year.

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

During the quarter and six months ended June 30, 2016, the Company recorded $0.1 million and $0.9 million, respectively, of income tax benefit for losses attributable to its TRSs. During both the quarter and six months ended June 30, 2015, the Company recorded a net income tax benefit of $7.7 million for losses attributable to its TRSs.

The Company’s federal, state and local tax returns from 2012 and forward remain open for examination.

17.  LEASE COMMITMENTS AND CONTINGENCIES
Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC has a lease for office space which commenced in October 2010 and expired in February 2016. The lease expense for each of the quarters ended June 30, 2016 and 2015 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $34.5 million. The following table details the future lease payments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2016 (remaining)	$1,782
2017	3,565
2018	3,565
2019	3,565
2020	3,652
Later years	18,343
$34,472

The Company had no material unfunded loan commitments as of June 30, 2016 and December 31, 2015.

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. There were no material contingencies as of June 30, 2016 and December 31, 2015.

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

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the path and volatility of future interest rates may adversely affect the performance and market value of the Company’s investments. This could negatively impact the Company’s book value. Furthermore, if the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its Residential Investment Securities and commercial real estate investments at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario analyses and utilizing a range of hedging strategies.

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities issued by Freddie Mac and Fannie Mae, are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government. Principal and interest on Agency debentures are guaranteed by the Agency issuing the debenture. The majority of the Company’s Residential Investment Securities have an actual or implied “AAA” rating.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. As of June 30, 2016 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2016 was $391.9 million with excess net capital of $391.6 million.

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

For the quarter and six months ended June 30, 2016, the Company did not record any advisory fees. For the quarter and six months ended June 30, 2015, the Company recorded advisory fees from Chimera totaling $10.6 million and $21.1 million, respectively. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement. Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement).

Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the “Externalization”). The management agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was subsequently amended on November 5, 2014 and April
11, 2016 (the management agreement, as amended, is referred to as “Management Agreement”).

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined in the Management Agreement, for its management services. For the quarters ended June 30, 2016 and 2015, the compensation and management fee was $36.0 million and $37.0 million, respectively. For the six months ended June 30, 2016 and 2015, the compensation and management fee was $73.0 million and $75.6 million, respectively. At June 30, 2016 and December 31, 2015, the Company had amounts payable to the Manager of $11.9 million and $12.1 million, respectively.

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

21.  SUBSEQUENT EVENTS
Acquisition of Hatteras Financial Corp.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

As previously disclosed in the Company’s filings with the SEC, on July 12, 2016 the Company completed its acquisition of Hatteras Financial Corp. (“Hatteras” and such acquisition, the “Hatteras Acquisition”), an externally managed mortgage REIT that invests primarily in single-family residential mortgage real estate assets, for aggregate consideration to Hatteras common shareholders of approximately $1.5 billion. The Company issued 93.9 million shares of common shares as part of the consideration for the Hatteras Acquisition.

On July 11, 2016 the Company obtained a controlling financial interest in Hatteras as 74.12% of Hatteras’ outstanding shares were validly tendered and not validly withdrawn from the Offer. In accordance with Maryland law, the Merger was consummated on July 12, 2016 and Hatteras became a wholly owned subsidiary of the Company. In addition, as part of the Hatteras Acquisition, each share of Hatteras 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Hatteras Preferred Share”), that was outstanding as of immediately prior to the completion of the Hatteras Acquisition was converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which has rights, preferences, privileges and voting powers substantially the same as a Hatteras Preferred Share.

Prior to closing the Hatteras Acquisition, each of Hatteras and the Company declared a prorated dividend to their respective shareholders with a record date of July 11, 2016. Each of the dividends was prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to Hatteras and the Company’s shareholders, respectively, and the amount of such prior quarterly dividend, as applicable.
In addition, in connection with the closing of the Hatteras Acquisition, the management agreement between Hatteras and its external manager, Atlantic Capital Advisors LLC (“ACA”) terminated, and as a result of such termination, Hatteras paid ACA a termination fee of $45.4 million.

Hatteras’ portfolio of adjustable rate mortgage-backed securities is expected to be complementary to the Company’s existing portfolio which is comprised primarily of fixed rate-mortgage-backed securities, the combined capital base is expected to support continued growth of the Company’s businesses and the acquisition is expected to create efficiency and growth opportunities.

Under the acquisition method of accounting, merger-related transaction costs (such as advisory, legal, valuation and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred. Transaction costs of $2.2 million were incurred during the six months ended June 30, 2016 and were included in other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). Also, in connection with the Hatteras Acquisition, the Company entered into consulting agreements with certain former employees of Hatteras. The consulting agreements provide for monthly consulting fees totaling $0.7 million during a consulting period ending on the 30-month anniversary of the Hatteras Acquisition closing date. Considering the proximity of the closing of the Hatteras Acquisition, additional disclosures required under ASC 805, Business Combinations, will be provided in the Company’s next quarterly filing.

For additional details regarding the terms and conditions of the Hatteras Acquisition and related matters, please refer to the Company’s other filings with the SEC that were made in connection with the Hatteras Acquisition, including the Prospectus/Offer to Exchange filed with the SEC pursuant to Rule 424(b)(3) on July 8, 2016 and the Current Report on Form 8-K filed with the SEC on July 12, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2.  Management’s Discussion and Analysis

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in mortgage servicing rights and ownership of a servicer; any potential business disruption following the acquisition of Hatteras Financial Corp.; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a REIT; and our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our most recent annual report on Form 10-K. All references to “Annaly,” “we,” “us” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company. Refer to the section titled “Glossary of Terms” located at the end of this Item 2 for definitions of commonly used terms in this quarterly report on Form 10-Q.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Overview
Annaly is a leading real estate finance company whose principal business objectives are to generate net income for distribution to its shareholders from its investments and capital preservation. Annaly is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). Annaly is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.” Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments.
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
For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Acquisition of Hatteras
As previously disclosed in our filings with the SEC, the acquisition of Hatteras Financial Corp. (or Hatteras and such acquisition, the Hatteras Acquisition), an externally managed mortgage REIT that invests primarily in single-family residential mortgage real estate assets, closed on July 12, 2016 for an aggregate consideration to Hatteras common shareholders of approximately $1.5 billion. Annaly issued 93.9 million shares of common shares as part of the consideration for the Hatteras Acquisition.

In addition, as part of the Hatteras Acquisition, each share of Hatteras 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (or Hatteras Preferred Share), that was outstanding as of immediately prior to the completion of the Hatteras Acquisition was converted into one share of a newly-designated series of Annaly’s preferred stock, par value
$0.01 per share, which we classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which has rights, preferences, privileges and voting powers substantially the same as a Hatteras Preferred Share.

Prior to closing the Hatteras Acquisition, each of Hatteras and Annaly declared a prorated dividend to their respective shareholders with a record date of July 11, 2016. Each of the dividends was prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to Hatteras and Annaly’s shareholders, respectively, and the amount of such prior quarterly dividend, as applicable.

In addition, in connection with the closing of the Hatteras Acquisition, the management agreement between Hatteras and its external manager, Atlantic Capital Advisors LLC (or ACA) terminated, and as a result of such termination, Hatteras paid ACA a termination fee of $45.4 million.

Hatteras’ portfolio of adjustable rate mortgage-backed securities is expected to be complementary to our existing portfolio which is comprised primarily of fixed rate-mortgage-backed securities, the combined capital base is expected to support continued growth of our businesses and the acquisition is expected to create efficiency and growth opportunities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

For additional details regarding the terms and conditions of the Hatteras Acquisition and related matters, please refer to our other filings with the SEC that were made in connection with the Hatteras Acquisition, including the Prospectus/Offer to Exchange filed with the SEC pursuant to Rule 424(b)(3) on July 8, 2016 and the Current Report on Form 8-K filed with the SEC on July 12, 2016.

Business Environment
Similar to the first quarter of 2016, the aggregate size of our residential investment securities portfolio and commercial real estate investments remained roughly unchanged in the second quarter of 2016 ahead of finalizing the acquisition of the Hatteras portfolio. The second quarter of 2016 witnessed the unexpected United Kingdom (or UK) referendum result as a tremendous inflection point across financial markets, resulting in the decline of 10-year Treasury yields below 1.5%. In light of this environment of increased uncertainty, we continue to improve the quality of collateral held in the portfolio to counteract increased prepayment concerns at such low rate levels. In addition, we remain cautious with regard to portfolio positioning and leverage.

Economic Environment

Through the second quarter of 2016, investors continued to face a low growth, low inflation environment in which asset prices were supported by unprecedented central bank accommodation. Within this fragile global growth environment, financial markets remained vulnerable to shocks, highlighted by geopolitical risks domestically and abroad. Early readings of second quarter 2016 economic growth, as measured by real gross domestic product (or GDP) according to the Bureau of Economic Analysis, suggest that the U.S. economy expanded at a weak seasonally-adjusted annualized rate of 1.2%, compared to 0.8% in the first quarter of 2016. This slight bounce back in economic activity was on the back of a return of consumer spending to the recent trend, driven by continued job and wage growth. The report was weak throughout all other sectors, with business and residential investment, government spending and inventories detracting, and net trade a modest positive. However, the drawdown of inventories subtracted an abnormally large (1.2%) off of the second quarter of 2016 GDP after a (0.4%) impact in first quarter of 2016, which is likely to be reversed as a boost to second half growth.

Amidst the modest increase in growth pace, unemployment fell slightly during the second quarter of 2016. The pace of hiring slowed, as the economy added 147,000 jobs per month during the second quarter of 2016 according to the Bureau of Labor Statistics, below the monthly average of 196,000 in the first quarter of 2016. Meanwhile, the unemployment rate dropped to 4.9% from 5.0%, largely due to people dropping out of the labor force. Wage growth, meanwhile, showed more progress, as the median wage increased 3.6% year-over-year in June 2016, according to the Atlanta Fed, up from 3.2% in March 2016.

Realized inflation remained below the Fed’s 2% target as measured by their official target, the headline Personal Consumer Expenditure Chain Price Index (or PCE), which rose 0.9% year-over-year in May 2016 compared to 0.8% in March 2016. The more stable core PCE measure, which excludes food and energy prices, rose 1.6% year-over-year, also roughly even to the rise in March 2016. Despite a modest upward trend in realized inflation in recent months, both market- and survey-based measures of inflation expectations fell during the quarter, providing the Fed with more time in its rate hike cycle than what would be anticipated by the realized inflation figures alone.

During the second quarter of 2016, the Federal Open Market Committee (or FOMC) maintained the federal funds rate target at a range of ¼ to ½ percent, while simultaneously reinvesting the runoff of its portfolio of U.S. Treasury and agency mortgage-backed securities. At their meeting on April 27, 2016, the Fed held steady while releasing a measured statement, noting labor market progress and a slowing in growth. However, the Minutes for the meeting, released on May 18, 2016 were surprisingly hawkish, saying “most participants” believed a June hike would be appropriate “if incoming data were consistent with economic growth picking up in the second quarter.” The Fed entered their June 2016 meeting with two items on mind: the most recent jobs report showed only 38,000 jobs were created in May 2016, and the UK vote to possibly leave the European Union would occur in the succeeding week. In consideration of the risks posed by potentially slowing job growth or a further slowing of growth abroad, the Fed reacted with a very dovish tone in June 2016, with six members only expecting one hike in 2016 compared to one member in March 2016, and the median Fed funds rate expectation dropping to 1.9% from 2.4% for year-end 2017 and 3.0% from 3.3% for year-end 2018. As Yellen noted in a June 2016 speech that “a UK vote to exit the European Union could have significant

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

economic repercussions,” the market expectation is for a continued cautious Fed in the third quarter of 2016. The July 27, 2016 meeting was uneventful, as the statement noted an improvement in the labor market and that “near-term risks to the economic outlook have diminished,” both likely a reference to the strong June 2016 employment report after a weak reading in May 2016.

Interest rates declined approximately 15-35 basis points across the yield curve over the course of the second quarter of 2016, with long-term Treasury yields reaching their lowest level on record. The decline in interest rates was driven by the market moves following the UK’s vote to exit the European Union on June 23, 2016 which led to a broad-based repricing of global short-term rate expectations related to increased central bank accommodation amid the economic impact of the vote outcome. In addition, the increased global central bank accommodation – with the European Central Bank increasing its quantitative easing program by extending to corporate bonds and expectations of further action from the Bank of England and Bank of Japan – has left the United States with a large share of positive yielding developed market government debt, in turn increasing relative attractiveness of U.S. yields, despite their historically low levels. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, narrowed early in the second quarter of 2016 before widening modestly in June 2016.

The following table below presents interest rates at each date presented:

	June 30, 2016	December 31, 2015	June 30, 2015
30-Year mortgage current coupon	2.31%	3.00%	3.10%
Mortgage basis	84 bps	73 bps	75 bps
10-Year U.S. Treasury rate	1.47%	2.27%	2.35%

LIBOR:
1-Month	0.47%	0.43%	0.19%
6-Month	0.92%	0.84%	0.44%

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

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Some of these risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the quarters and six months ended June 30, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Quarter Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Interest income	$457,118	$624,277	$845,261	$1,143,391
Interest expense	152,755	113,072	300,202	242,492
Net interest income	304,363	511,205	545,059	900,899
Realized and unrealized gains (losses)	(523,785)	440,545	(1,579,338)	(388,454)
Other income (loss)	(9,930)	(7,353)	(16,045)	6,405
General and administrative expenses	49,221	52,009	97,166	102,947
Income (loss) before income taxes	(278,573)	892,388	(1,147,490)	415,903
Income taxes	(76)	(7,683)	(913)	(7,669)
Net income (loss)	(278,497)	900,071	(1,146,577)	423,572
Net income (loss) attributable to noncontrolling interest	(385)	(149)	(547)	(239)
Net income (loss) attributable to Annaly	(278,112)	900,220	(1,146,030)	423,811
Dividends on preferred stock	17,992	17,992	35,984	35,984
Net income (loss) available (related) to common stockholders	$(296,104)	$882,228	$(1,182,014)	$387,827
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.32)	$0.93	$(1.28)	$0.41
Diluted	$(0.32)	$0.93	$(1.28)	$0.41
Weighted average number of common shares outstanding:
Basic	924,887,316	947,731,493	925,850,452	947,700,832
Diluted	924,887,316	947,929,762	925,850,452	947,878,958

Other information:
Asset portfolio at period-end	$73,419,197	$72,923,481	$73,419,197	$72,923,481
Average total assets	$77,580,218	$77,110,679	$76,783,776	$80,858,908
Average equity	$11,609,940	$12,859,698	$11,708,601	$13,017,725
Leverage at period-end (1)	5.3:1	4.8:1	5.3:1	4.8:1
Economic leverage at period-end (2)	6.1:1	5.6:1	6.1:1	5.6:1
Capital ratio (3)	13.2%	14.6%	13.2%	14.6%
Annualized return on average total assets	(1.44%)	4.67%	(2.99%)	1.05%
Annualized return (loss) on average equity	(9.60%)	28.00%	(19.59%)	6.51%
Annualized core return on average equity (4)(5)	9.73%	10.31%	9.81%	10.35%
Net interest margin (6)	1.15%	2.06%	0.97%	1.67%
Core net interest margin (4)(5)	1.54%	1.70%	1.54%	1.69%
Average yield on interest earning assets	2.48%	3.32%	2.29%	2.91%
Core average yield on interest earning assets (4)(5)	2.95%	2.90%	2.98%	2.93%
Average cost of interest bearing liabilities	1.68%	1.59%	1.71%	1.62%
Net interest spread	0.80%	1.73%	0.58%	1.29%
Core net interest spread (4)(5)	1.27%	1.31%	1.27%	1.31%
Constant prepayment rate	12.7%	12.1%	10.8%	10.5%
Long-term constant prepayment rate	13.0%	7.7%	13.0%	7.7%
Common stock book value per share	$11.50	$12.32	$11.50	$12.32
Core interest income (4)(5)	$542,701	$544,695	$1,099,252	$1,151,692
Economic interest expense (4)	$261,056	$252,845	$531,627	$539,597
Economic core net interest income (4)(5)	$281,645	$291,850	$567,625	$612,095
Core earnings (4)(5)	$282,176	$331,473	$573,933	$673,438
Core earnings per common share (4)(5)	$0.29	$0.33	$0.58	$0.67

(1)	Includes repurchase agreements, other secured financing, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(2)	Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(3)
Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities).

(4)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(5)	Excludes the premium amortization adjustment due to quarter-over-quarter changes in long-term CPR estimates.
(6)
Represents the sum of annualized economic core net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. See “Non-GAAP Financial Measures” for further information.

GAAP
Net income (loss) was ($278.5) million, which includes ($0.4) million attributable to a noncontrolling interest, or ($0.32) per average basic common share, for the quarter ended June 30, 2016 compared to $900.1 million, which includes ($0.1) million attributable to a noncontrolling interest, or $0.93 per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps and lower interest income. Unrealized gains (losses) on interest rate swaps were ($373.2) million for the quarter ended June 30, 2016 compared to $700.8 million for the same period in 2015, reflecting an unfavorable change in the fair value of interest rate swaps due to lower forward interest rates for the quarter ended June 30, 2016 compared to the same period in 2015. Interest income decreased $167.2 million to $457.1 million for the quarter ended June 30, 2016 compared to the same period in

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

2015, primarily due to lower coupon income resulting from lower average Interest Earning Assets and higher amortization expense reflecting higher projected long-term CPR on Residential Investment Securities, partially offset by higher interest income from the commercial investment portfolio.

Net income (loss) was ($1.1) billion, which includes ($0.5) million attributable to a noncontrolling interest, or ($1.28) per average basic common share, for the six months ended June 30, 2016 compared to $423.6 million, which includes ($0.2) million attributable to a noncontrolling interest, or $0.41 per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps and lower interest income. Unrealized gains (losses) on interest rate swaps were ($1.4) billion for the six months ended June 30, 2016 compared to $234.6 million for the same period in 2015, reflecting an unfavorable change in the fair value of interest rate swaps due to lower forward interest rates for the six months ended June 30, 2016 compared to the same period in 2015. Interest income decreased $298.1 million to $845.3 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to lower coupon income resulting from a lower average yield on Interest Earning Assets, lower average Interest Earning Assets and higher amortization expense reflecting higher projected long-term CPR on Residential Investment Securities, partially offset by higher interest income from the commercial investment portfolio.

Non-GAAP
Core earnings were $282.2 million, or $0.29 per average common share, for the quarter ended June 30, 2016 compared to $331.5 million, or $0.33 per average common share, for the same period in 2015. Core earnings decreased during the quarter ended June 30, 2016 compared to the same period in 2015 primarily due to a reduction in core interest income earned on lower Residential Investment Securities balances, partially offset by increased interest income on a larger commercial investment portfolio.

Core earnings were $573.9 million, or $0.58 per average common share, for the six months ended June 30, 2016 compared to $673.4 million, or $0.67 per average common share, for the same period in 2015. Core earnings declined during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to a reduction in core interest income earned on lower
Residential Investment Securities balances, partially offset by increased interest income on a larger commercial investment portfolio.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP financial measures. The Company’s presentation of non-GAAP financial measures has important limitations. Other market participants may calculate non-GAAP financial measures differently than the Company calculates them, making comparative analysis difficult.

Although the Company believes its presentation of non-GAAP financial measures provides insight into the Company’s financial position and performance excluding the effects of certain transactions, non-GAAP financial measures may have limited usefulness as an analytical tool. Therefore, the non-GAAP financial measures should not be viewed in isolation and are not a substitute for financial measures computed in accordance with GAAP.

•	core earnings;
•	core earnings per common share;
•	annualized core return on average equity;
•	core interest income;
•	economic interest expense;
•	economic core net interest income;
•	core average yield on interest earning assets;
•	core net interest margin; and
•	core net interest spread

The Company’s management relies on non-GAAP financial measures to evaluate the performance of the business. Further, the Company’s management relies on these performance metrics, which exclude the effect of the PAA, in its consideration of dividend payments to shareholders. Given the quarter-over-quarter volatility of premium amortization cost (benefit), the Company believes that quantifying the component of premium amortization expense associated with the change in estimated long-term prepayment speeds provides investors with better visibility into the underlying performance of the business. Quantifying this component and disclosing the long-term CPR for investors on a quarterly basis eliminates the need for extrapolation and guesswork. These metrics are also useful in comparing performance versus industry peers as similar financial measures are disclosed by certain peers, and are frequently relied upon by analysts, investors and other interested parties to evaluate companies in our industry.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus interest expense on interest rate swaps used to hedge cost of funds, a component of Realized gains (losses) on interest rate swaps in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. Presenting the contractual interest payments in interest rate swaps with the interest paid on interest-bearing liabilities reflects total contractual interest payments. This presentation depicts the economic cost of our financing strategy.

TBA dollar roll income, a component of Net gains (losses) on trading assets in the Company’s
Consolidated Statements of Comprehensive Income (Loss), is defined as the difference in price between two TBA contracts with the same terms but different settlement dates. Dollar roll income represents the equivalent of interest income on the underlying security less an implied cost of financing and is included in the Company’s determination of core earnings.

Core Earnings

The following table provides GAAP measures of net income (loss) and net income (loss) per basic share available to common stockholders for the quarters and six months ended June 30, 2016 and 2015 and details with respect to reconciling the aforementioned line items on a non-GAAP basis:

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(278,497)	$900,071	$(1,146,577)	$423,572
Less:
Realized (gains) losses on termination of interest rate swaps	60,064	-	60,064	226,462
Unrealized (gains) losses on interest rate swaps	373,220	(700,792)	1,404,940	(234,590)
Net (gains) losses on disposal of investments	(12,535)	(3,833)	(10,860)	(66,189)
Net (gains) losses on trading assets	(81,880)	114,230	(207,069)	121,136
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	54,154	(17,581)	54,026	15,965
Impairment of goodwill	-	22,966	-	22,966
Corporate acquisition related expenses (1)	2,163	-	2,163	-
Net (income) loss attributable to noncontrolling interest	385	149	547	239
Premium amortization adjustment cost (benefit)	85,583	(79,582)	253,991	8,301
Plus:
TBA dollar roll income (loss) (2)	79,519	95,845	162,708	155,576
Core earnings	$282,176	$331,473	$573,933	$673,438

GAAP net income (loss) per average common share	$(0.32)	$0.93	$(1.28)	$0.41
Core earnings per common share	$0.29	$0.33	$0.58	$0.67

(1)   Represents transaction costs incurred in connection with the Hatteras Acquisition.
(2)   This amount is included as a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

Core Interest Income, Economic Interest Expense and Economic Core Net Interest Income

We believe the economic value of our investment strategy is depicted by the economic core net interest income we earn. We calculate core interest income by determining our GAAP interest income and adjusting it by the PAA. Our economic interest expense, which is composed of interest expense on our Interest Bearing
Liabilities plus interest expense on interest rate swaps used to hedge cost of funds, reflects total contractual interest payments. We calculate economic core net interest income by determining our GAAP net interest income and adjusting it by the PAA and reducing it by realized losses on interest rate swaps used to hedge cost of funds, which represents interest expense on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Premium amortization expense	265,475	94,037	621,146	378,814
Less: PAA Cost (Benefit)	85,583	(79,582)	253,991	8,301
Premium amortization expense exclusive of PAA	179,892	173,619	367,155	370,513

	For the Quarters Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(per common share)
Premium amortization expense	0.29	0.10	0.67	0.40
Less: PAA Cost (Benefit)	0.10	(0.08)	0.27	0.01
Premium amortization expense exclusive of PAA	0.19	0.18	0.40	0.39

The following tables provide GAAP measures of interest income, interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Core Interest Income

	Total Interest Income	PAA Cost (Benefit)	Core Interest Income
Quarters Ended:	(dollars in thousands)
June 30, 2016	$457,118	$85,583	$542,701
June 30, 2015	$624,277	$(79,582)	$544,695
Six Months Ended:
June 30, 2016	$845,261	$253,991	$1,099,252
June 30, 2015	$1,143,391	$8,301	$1,151,692

Economic Interest Expense and Economic Core Net Interest Income

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Core Net Interest Income
For the Quarters Ended:	(dollars in thousands)			(dollars in thousands)
June 30, 2016	$152,755	$108,301	$261,056	$304,363	$108,301	$196,062	$85,583	$281,645
June 30, 2015	$113,072	$139,773	$252,845	$511,205	$139,773	$371,432	$(79,582)	$291,850

Six Months Ended:
June 30, 2016	$300,202	$231,425	$531,627	$545,059	$231,425	$313,634	$253,991	$567,625
June 30, 2015	$242,492	$297,105	$539,597	$900,899	$297,105	$603,794	$8,301	$612,095

(1)   A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

Experienced and Projected Long-term CPR

Prepayment speeds, as reflected by the Constant Prepayment Rate, or CPR, and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of or for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Quarters Ended	Experienced CPR(1)	Projected Long-term CPR(2)
June 30, 2016	12.7%	13.0%
June 30, 2015	12.1%	7.7%

Six Months Ended	Experienced CPR(1)	Projected Long-term CPR(2)
June 30, 2016	10.8%	13.0%
June 30, 2015	10.5%	7.7%

(1) For the quarters and six months ended June 30, 2016 and 2015, respectively.
(2) As of June 30, 2016 and 2015, respectively.

Core Interest Income and Core Average Yield on Interest Earning Assets

We had average Interest Earning Assets of $73.6 billion and $75.3 billion, and the core average yield on Interest Earning Assets was 2.95% and 2.90% for the quarters ended June 30, 2016 and 2015, respectively.
We had average Interest Earning Assets of $73.9 billion and $78.6 billion, and the core average yield on Interest Earning Assets was 2.98% and 2.93% for the six months ended June 30, 2016 and 2015, respectively.

Core interest income was $542.7 million for the quarter ended June 30, 2016, a decrease of $2.0 million compared to $544.7 million for the same period in 2015. Core interest income was $1.1 billion for the six months ended June 30, 2016, a decrease of $52.4 million compared to $1.2 billion for the same period in 2015. The change in each period was primarily due to a reduction in core interest income earned on lower Residential Investment Securities balances, partially offset by increased interest income on a larger commercial investment portfolio.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One-Month LIBOR	Average Six-Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Quarters Ended:	(dollars in thousands)
June 30, 2016	$62,049,474	$61,218,079	$261,056	1.68%	0.44%	0.92%	(0.48%)	1.24%	0.76%
June 30, 2015	$63,504,983	$60,287,216	$252,845	1.59%	0.18%	0.42%	(0.24%)	1.41%	1.17%

For the Six Months Ended:
June 30, 2016	$62,214,585	$61,218,079	$531,627	1.71%	0.44%	0.90%	(0.46%)	1.27%	0.81%
June 30, 2015	$66,821,183	$60,287,216	$539,597	1.62%	0.18%	0.40%	(0.22%)	1.44%	1.22%

(1)   Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense for the quarter ended June 30, 2016 increased by $8.2 million compared to the same period in 2015, primarily due to higher funding costs on Interest Bearing Liabilities partially offset by lower interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense for the six months ended June 30, 2016 decreased by $8.0 million compared to the same period in 2015, primarily due to lower interest expense on interest rate swaps used to hedge cost of funds partially offset by higher funding costs on Interest Bearing Liabilities.

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
As of June 30, 2016 and December 31, 2015, 93% and 95%, respectively, of our debt represents repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities and commercial real estate debt investments. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet. As of June 30, 2016, the term to maturity of some of our repurchase agreements extends beyond two years, reflecting our laddered approach.

Economic Core Net Interest Income

The table below shows our average Interest Earning Assets, core interest income, core average yield on Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic core net interest income, core net interest spread and core net interest margin for the periods presented.

Economic Core Net Interest Income

	Average Interest Earning Assets(1)	Core Interest Income(2)	Core Average Yield on Interest Earning Assets (2)	Average Interest Bearing Liabilities	Economic Interest Expense(3)	Average Cost of Interest Bearing Liabilities	Economic Core Net Interest Income(2) (3)	Core Net Interest Spread(2)	Core Net Interest Margin (4)
For the Quarters Ended:	(dollars in thousands)
June 30, 2016	$73,587,753	$542,701	2.95%	$62,049,474	$261,056	1.68%	$281,645	1.27%	1.54%
June 30, 2015	$75,257,299	$544,695	2.90%	$63,504,983	$252,845	1.59%	$291,850	1.31%	1.70%

For the Six Months Ended:
June 30, 2016	$73,879,848	$1,099,252	2.98%	$62,214,585	$531,627	1.71%	$567,625	1.27%	1.54%
June 30, 2015	$78,576,777	$1,151,692	2.93%	$66,821,183	$539,597	1.62%	$612,095	1.31%	1.69%

(1)   Does not reflect unrealized gains/(losses).
(2)   Adjusted by the PAA.
(3)   Economic interest expense and economic core net interest income is net of interest expense on interest rate swaps used to hedge cost of funds.
(4)   Represents the sum of annualized economic core net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on financial instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the quarters and six months ended June 30, 2016 and 2015 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Quarters Ended,		For the Six Months Ended,
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(564,046)	$556,327	$(1,743,241)	$(294,576)
Net gains (losses) on disposal of investments	12,535	3,833	10,860	66,189
Net gains (losses) on trading assets	81,880	(114,230)	207,069	(121,136)
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	(54,154)	17,581	(54,026)	(15,965)
Impairment of goodwill	-	(22,966)	-	(22,966)
Total	$(523,785)	$440,545	$(1,579,338)	$(388,454)

(1)   Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.
For the Quarters End June 30, 2016 and 2015

Net gains (losses) on interest rate swaps for the quarter ended June 30, 2016 was ($564.0) million compared to $556.3 million for the same period in 2015. Unrealized gains (losses) on interest rate swaps for the quarter ended June 30, 2016 was ($373.2) million compared to $700.8 million for the same period in 2015, reflecting an unfavorable change in the fair value of interest rate swaps due to lower forward interest rates for the quarter ended June 30, 2016 compared to the same period in 2015.

During the quarter ended June 30, 2016, we disposed of Residential Investment Securities with a carrying value of $1.8 billion for an aggregate net gain of $11.9 million. For the same period in 2015, we disposed of Residential Investment Securities with a carrying value of $2.5 billion for an aggregate net gain of $3.9 million.
Net gains (losses) on trading assets were $81.9 million for the quarter ended June 30, 2016 compared to ($114.2) million for the same period in 2015. Net gains (losses) on TBA derivatives was $159.1 million for the quarter ended June 30, 2016 compared with ($157.8) million for the same period in 2015. Net gains (losses) on futures contracts was ($77.3) million for the quarter ended June 30, 2016 compared with $44.1 million for the same period in 2015.
Net unrealized gains (losses) on financial instruments measured at fair value through earnings was ($54.2) million for the quarter ended June 30, 2016 compared to $17.6 million for the same period in 2015. The change was primarily attributable to unfavorable valuations on interest-only mortgage-backed securities and certain commercial mortgage-backed securities for the quarter ended June 30, 2016 compared to the same period in 2015.
For the Six Months End June 30, 2016 and 2015

Net losses on interest rate swaps increased by $1.4 billion for the six months ended June 30, 2016 compared to the same period in 2015, primarily attributable to the change in unrealized gains (losses) on interest rate swaps which was ($1.4) billion for the six months ended June 30, 2016 compared to $234.6 million for the same period in 2015, partially offset by a $166.4 million decrease in realized losses on termination of interest swaps for the six months ended June 30, 2016 compared to the same period in 2015.

During the six months ended June 30, 2016, we disposed of Residential Investment Securities with a carrying value of $5.2 billion for an aggregate net gain of $10.3 million. For the same period in 2015, we disposed of Investment Securities with a carrying value of $17.4 billion for an aggregate net gain of $66.3 million.
Net gains (losses) on trading assets were $207.1 million for the six months ended June 30, 2016 compared to ($121.1) million for the same period in 2015. Net gains (losses) on TBA derivatives was $463.4 million for the six months ended June 30, 2016 compared with ($96.2) million for the same period in 2015. In addition, net losses on futures contracts increased $236.9 million to ($256.4) million for the six months ended June 30, 2016 compared with the same period in 2015.
Net unrealized gains (losses) on financial instruments measured at fair value through earnings was ($54.0) million for the six months ended June 30, 2016 compared to ($16.0) million for the same period in 2015. The change was primarily attributable to higher losses on interest-only mortgage-backed securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.
The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the Quarters Ended:	(dollars in thousands)
June 30, 2016	$49,221	0.25%	1.70%
June 30, 2015	$52,009	0.27%	1.62%

For the Six Months Ended:
June 30, 2016	$97,166	0.25%	1.66%
June 30, 2015	$102,947	0.25%	1.58%

(1) Includes $2.2 million in Hatteras Acquisition related expenses.

G&A expenses decreased $2.8 million to $49.2 million for the quarter ended June 30, 2016 compared to the same period in 2015. G&A expenses decreased $5.8 million to $97.2 million for the six months ended June 30, 2016 compared to the same period in 2015. The change in each period was due to lower compensation and management fee, reflecting a decline in adjusted stockholders’ equity, and lower other general and administrative expenses, primarily attributable to decreases in professional fees partially offset by higher technology related expenses.
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

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Unrealized gain	$1,172,589	$480,336
Unrealized loss	(55,543)	(857,932)
Net unrealized gain (loss)	$1,117,046	$(377,596)

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
The fair value of these securities being less than amortized cost as of June 30, 2016 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities and debentures are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing Agency.

Return on Average Equity
Our return (loss) on average equity was (9.60%) and 28.00% for the quarters ended June 30, 2016 and 2015, respectively. Our return (loss) on average equity was (19.59%) and 6.51% for the six months ended June 30, 2016 and 2015, respectively.

The table below shows the components of our return on average equity for the periods presented.

Components of Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarters Ended:
June 30, 2016	6.75%	(14.31%)	(0.34%)	(1.70%)	0.00%	(9.60%)
June 30, 2015	11.56%	18.20%	(0.38%)	(1.62%)	0.24%	28.00%
For the Six Months Ended:
June 30, 2016	5.36%	(23.04%)	(0.27%)	(1.66%)	0.02%	(19.59%)
June 30, 2015	9.26%	(1.31%)	0.02%	(1.58%)	0.12%	6.51%

(1) Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2) Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3) Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $77.7 billion and $75.2 billion as of June 30, 2016 and December 31, 2015, respectively. The change was primarily due to a $1.5 billion increase in commercial real estate debt investments, which includes assets held in consolidated VIEs, a $966.0 million increase in cash and cash equivalents and a $290.8 million increase in non-Agency mortgage-backed securities, partially offset by an $855.2 million decrease in Agency mortgage-backed securities and $152.0 million decrease in Agency debentures.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of June 30, 2016:

	Residential				Commercial
	Agency MBS	TBAs	CRTs	Non-Agency MBS	CRE Debt & Preferred Equity Investments	Loans Held for Sale	Investments in CRE	Corporate Debt	Total(1)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$64,862,992	$13,383,501	$520,321	$1,197,549	$5,499,943	$164,175	$504,605	$669,612	$73,419,197

Debt:
Repurchase agreements	52,778,843	12,739,000	123,760	660,915	304,867	-	-	-	53,868,385
Other secured financing	3,023,733	-	-	188,164	376,429	-	-	-	3,588,326
Securitized debt	-	-	-	-	3,748,289	-	-	-	3,748,289
Participation sold	-	-	-	-	13,079	-	-	-	13,079
Mortgages payable	-	-	-	-	-	-	327,643	-	327,643
Net Equity Allocated	$9,060,416	$644,501	$396,561	$348,470	$1,057,279	$164,175	$176,962	$669,612	$11,873,475

Net Equity Allocated (%)	76%	5%	3%	3%	10%	1%	1%	6%	100%	(2)
Debt/Net Equity Ratio	6.2:1	19.8:1	0.3:1	2.4:1	4.2:1	0.0:1	1.9:1	0.0:1	5.3:1	(3)

(1) Excludes the TBA asset and debt balances.
(2) Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2016 and December 31, 2015 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass-through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At June 30, 2016 and December 31, 2015 we had on our Consolidated Statements of Financial Condition a total of $113.0 million and $61.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $4.7 billion and $5.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).
We received mortgage principal repayments from Residential Investment Securities of $2.7 billion for each of the quarters ended June 30, 2016 and 2015. The weighted average experienced prepayment speed for the quarters ended June 30, 2016 and 2015 was 12.7% and 12.1%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the quarters ended June 30, 2016 and 2015 was 13.0% and 7.7%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Residential Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$61,001,905	$62,764,045
Net Premium	3,036,794	3,301,510
Amortized Cost	64,038,699	66,065,555
Amortized Cost/Principal Amount	104.98%	105.26%
Carrying Value	65,184,949	65,680,037
Carrying Value / Principal Amount	106.86%	104.65%
Weighted Average Coupon Rate	3.70%	3.68%
Weighted Average Yield	2.70%	2.82%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$4,592,639	$3,623,673
Weighted Average Coupon Rate	3.26%	3.06%
Weighted Average Yield	3.24%	2.90%
Weighted Average Term to Next Adjustment	57 Months	57 Months
Weighted Average Lifetime Cap(2)	8.97%	9.15%
Principal Amount at Period End as % of Total Residential Investment Securities	7.53%	5.77%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$56,409,266	$59,140,372
Weighted Average Coupon Rate	3.73%	3.72%
Weighted Average Yield	2.66%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	92.47%	94.23%

Interest-Only Residential Investment Securities:
Notional Amount	$10,081,951	$10,310,577
Net Premium	1,589,754	1,649,742
Amortized Cost	1,589,754	1,649,742
Amortized Cost/Notional Amount	15.77%	16.00%
Carrying Value	1,395,913	1,553,457
Carrying Value/Notional Amount	13.85%	15.07%
Weighted Average Coupon Rate	3.89%	3.97%
Weighted Average Yield	5.13%	8.89%

(1) Excludes interest-only mortgage-backed securities.
(2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

The tables below summarize certain characteristics of our residential credit portfolio as of June 30, 2016.
By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands
Alt-A	$167,918	4.25%	6.80%	9.45%	6.89%
Prime	213,906	4.43%	1.22%	1.80%	1.97%
Subprime	229,931	1.95%	20.40%	17.36%	3.17%
Prime Jumbo (>=2010 Vintage)	199,378	3.49%	15.37%	-	22.10%
Prime Jumbo (>=2010 Vintage) Interest Only	11,792	0.39%	-	-	19.33%
Re-Performing Loan Securitizations	66,024	3.82%	46.62%	9.82%	2.95%
Agency Credit Risk Transfer	468,721	4.39%	1.25%	0.11%	15.68%
Private Label Credit Risk Transfer	51,600	5.98%	7.11%	0.02%	3.46%
Non-Performing Loan Securitizations	308,600	4.08%	51.14%	63.38%	0.89%
Total/Weighted Average	$1,717,870	2.62%	10.59%	9.62%	12.36%

(1)	Represents the 3 month voluntary prepayment rate (or VPR).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$83,890	$84,028	$167,918
Prime	37,156	176,750	213,906
Subprime	132,374	97,557	229,931
Prime Jumbo (>=2010 Vintage)	194,751	4,627	199,378
Prime Jumbo (>=2010 Vintage) Interest Only	11,792	-	11,792
Re-Performing Loan Securitizations	66,024	-	66,024
Agency Credit Risk Transfer	-	468,721	468,721
Private Label Credit Risk Transfer	-	51,600	51,600
Non-Performing Loan Securitizations	305,115	3,485	308,600
Total/Weighted Average	$831,102	$886,768	$1,717,870

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest Only	Total
(dollars in thousands)
Alt-A	$19,367	$94,453	$54,098	$-	$167,918
Prime	106,629	107,277	-	-	213,906
Subprime	-	45,332	184,599	-	229,931
Prime Jumbo (>=2010 Vintage)	-	199,378	-	-	199,378
Prime Jumbo (>=2010 Vintage) Interest Only	-	-	-	11,792	11,792
Re-Performing Loan Securitizations	-	66,024	-	-	66,024
Agency Credit Risk Transfer	-	-	468,721	-	468,721
Private Label Credit Risk Transfer	-	-	51,600	-	51,600
Non-Performing Loan Securitizations	-	308,600	-	-	308,600
Total	$125,996	$821,064	$759,018	$11,792	$1,717,870

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of June 30, 2016. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. As of June 30, 2016, the interest rate swaps had a net fair value of ($3.1) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$48,768,518	$5,099,867	$-	$-	$53,868,385
Interest expense on repurchase agreements(1)	211,088	49,002	-	-	260,090
Other secured financing	-	-	3,588,326	-	3,588,326
Interest expense on other secured financing(1)	21,922	43,843	32,893	-	98,658
Securitized debt of consolidated VIEs (principal)	59,319	-	-	3,695,323	3,754,642
Mortgages payable (principal)	18,546	12,350	-	300,150	331,046
Participation sold (principal)	12,985	-	-	-	12,985
Long-term operating lease obligations	3,267	7,129	7,340	16,736	34,472
Total	$49,095,645	$5,212,191	$3,628,559	$4,012,209	$61,948,604

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2016.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the six months ended June 30, 2016, we received $4.6 billion from principal repayments and $4.0 billion in cash from disposal of Residential Investment Securities, respectively. During the six months ended June 30, 2015, we received $5.3 billion from principal repayments and $18.3 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The Company has limited future funding commitments related to certain of its unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. The Company believes that the likelihood of making any payments under these guarantees is remote, and has not accrued a related liability as of June 30, 2016.

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

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and Item 1A. “Risk Factors” in this quarterly report on Form
 10-Q.

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

Available Financial Resources (or AFR) is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:
▪	Common and preferred equity
▪	Other forms of equity-like capital
▪	Surplus credit reserves over expected losses
▪	Other loss absorption instruments
In the event we fall short of our internal limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of June 30, 2016 and December 31, 2015:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2016	December 31, 2015
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
Common stock	9,249	9,359
Additional paid-in capital	14,575,426	14,675,768
Accumulated other comprehensive income (loss)	1,117,046	(377,596)
Accumulated deficit	(5,061,565)	(3,324,616)
Total stockholders’ equity	$11,553,215	$11,895,974

Common and Preferred Stock

The following table provides a summary of option and direct purchase activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Six Months Ended:	(dollars in thousands)
June 30, 2016	-	$-	116,000	$1,176
June 30, 2015	-	$-	111,000	$1,146

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the six months ended June 30, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2016 or 2015.

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
Our debt-to-equity ratio at June 30, 2016 and December 31, 2015 was 5.3:1 and 5.1:1, respectively. Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at June 30, 2016 and December 31, 2015 was 6.1:1 and 6.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities), was 13.2% and 13.7% at June 30, 2016 and December 31, 2015, respectively.

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

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and directly through RCap, other secured financing including FHLB funding, securitized debt, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity through high quality assets.

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

Our borrowings pursuant to repurchase transactions include repurchase agreements that have maturities that extend beyond two years. To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of June 30, 2016, the weighted average days to maturity was 129 days.

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
We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we maintain credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At June 30, 2016, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $64.1 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Agency mortgage-backed securities that we pledge as collateral under the repurchase agreements, other secured financing and interest rate swaps did not materially change at June 30, 2016 compared to December 31, 2015, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended June 30, 2016.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
June 30, 2016	54,647,175	53,868,385	1,159,341	-
March 31, 2016	55,753,041	54,448,141	1,294,505	-
December 31, 2015	57,483,870	56,230,860	214,674	-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-
June 30, 2014	70,133,219	70,372,218	227,640	-

At June 30, 2016, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 224 days and the following remaining maturities and weighted average rates:

	June 30, 2016
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$7,506,405	0.91%	13.1%
2 to 29 days	12,706,560	0.81%	22.1%
30 to 59 days	7,014,305	0.95%	12.2%
60 to 89 days	5,970,102	0.86%	10.4%
90 to 119 days	6,179,055	0.82%	10.8%
Over 120 days(1)	18,080,284	1.28%	31.4%
Total	$57,456,711	1.00%	100.0%

(1) Approximately 15% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of June 30, 2016:

		Weighted Average
	Principal Balance	Rate	Days to Maturity (3)
	(dollars in thousands)
Repurchase agreements	$53,868,385	1.02%	129
Other secured financing (1)	3,588,326	0.60%	1,644
Securitized debt of consolidated VIEs (2)	3,754,642	0.86%	2,385
Participation sold (2)	12,985	5.58%	302
Mortgages payable (2)	331,046	4.20%	3,035
Total indebtedness	$61,555,384

(1) Represents advances from the Federal Home Loan Bank of Des Moines.
(2) Non-recourse to Annaly.
(3) Determined based on estimated weighted-average lives of the underlying debt instruments.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of June 30, 2016:

Encumbered and Unencumbered Assets

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,578,551	$156,699	$2,735,250
Investments, at carrying value:(1)
Agency mortgage-backed securities	59,749,105	5,712,676	65,461,781
Credit risk transfer securities	167,549	352,772	520,321
Non-Agency mortgage-backed securities	1,057,899	132,933	1,190,832
Commerical real estate debt investments	4,361,972	-	4,361,972
Commercial real estate debt and preferred equity, held for investment	654,111	483,860	1,137,971
Loans held for sale	-	164,175	164,175
Corporate debt	-	669,612	669,612
Total financial assets	$68,569,187	$7,672,727	$76,241,914

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets as of June 30, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$2,735,250
Residential Investment Securities(2)	67,172,934
Commercial real estate debt investments	374,781
Commercial real estate debt and preferred equity, held for investment	469,609
Loans held for sale	164,175
Corporate debt	418,972
Total liquid assets	$71,335,721

Percentage of liquid assets to total assets	91.79%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $64.4 billion of assets that have been pledged as collateral against existing liabilities as of June 30, 2016. Please refer to the Encumbered and Unencumbered Assets table for related information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$2,735,250	$-	$-	$-	$2,735,250
Agency mortgage-backed securities (principal)	351	5,966	1,508,813	57,708,279	59,223,409
Credit risk transfer securities (principal)	-	-	59,670	459,717	519,387
Non-Agency mortgage-backed securities (principal)	-	75,453	336,859	846,797	1,259,109
Commercial real estate debt investments (principal)	-	-	-	4,368,979	4,368,979
Corporate debt (principal)	-	-	-	677,460	677,460
Commercial real estate debt and preferred equity (principal)	128,426	294,668	606,225	114,512	1,143,831
Loans held for sale (principal)	-	-	165,000	-	165,000
Total financial assets	$2,864,027	$376,087	$2,676,567	$64,175,744	$70,092,425

Financial Liabilities:
Repurchase agreements	$33,197,372	$15,571,146	$5,099,867	$-	$53,868,385
Other secured financing	-	-	-	3,588,326	3,588,326
Securitized debt of consolidated VIE (principal)	24,926	34,393	-	3,695,323	3,754,642
Participation sold (principal)	77	12,908	-	-	12,985
Total financial liabilities	$33,222,375	$15,618,447	$5,099,867	$7,283,649	$61,224,338
Maturity gap	$(30,358,348)	$(15,242,360)	$(2,423,300)	$56,892,095	$8,868,087
Cumulative maturity gap	$(30,358,348)	$(45,600,708)	$(48,024,008)	$8,868,087

Interest rate sensitivity gap	$(7,421,978)	$(8,637,437)	$328,362	$24,599,140	$8,868,087
Cumulative rate sensitivity gap	$(7,421,978)	$(16,059,415)	$(15,731,053)	$8,868,087
Cumulative rate sensitivity gap as a % of total rate sensitive assets	(10.59%)	(22.91%)	(22.44%)	12.65%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected economic net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2016 and various estimates regarding prepayments and all activities are made at each level of rate shock. The economic net interest income simulations incorporate the interest expense effect of rate resets on assets, liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(19.9%)	0.3%	1.8%
-50 Basis Points	(14.7%)	0.3%	1.7%
-25 Basis Points	(7.4%)	0.2%	1.0%
Base Interest Rate	-	-	-
+25 Basis Points	7.3%	(0.2%)	(1.3%)
+50 Basis Points	16.3%	(0.5%)	(3.2%)
+75 Basis Points	26.2%	(0.9%)	(5.6%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.3%	7.8%
-15 Basis Points	0.8%	4.7%
-5 Basis Points	0.3%	1.6%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.5%)
+15 Basis Points	(0.8%)	(4.6%)
+25 Basis Points	(1.3%)	(7.7%)

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
We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of June 30, 2016 and December 31, 2015 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Asset Portfolio (using balance sheet values)
Category	June 30, 2016	December 31, 2015
Agency mortgage-backed securities(1)	88.3%	90.3%
Agency debentures	0.0%	0.2%
Credit risk transfer securities	0.7%	0.6%
Non-Agency mortgage-backed securities	1.6%	1.2%
Commercial real estate(2) (3)	8.5%	7.0%
Corporate debt	0.9%	0.7%

(1)	Including TBAs held for delivery.
(2)	Net of unamortized origination fees.
(3)	Including loans held for sale, net.

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

The following table summarizes our exposure to counterparties by geography as of June 30, 2016:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	17	$41,951,006	$(2,303,207)	$2,694,336
Europe	10	8,524,899	(759,494)	734,222
Asia (non-Japan)	1	320,641	-	19,593
Japan	4	3,071,839	-	244,798
Total	32	$53,868,385	$(3,062,701)	$3,692,949

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Commercial Real Estate Investments

A commercial mortgage-backed security classified as available-for sale must be evaluated for other-than-temporary impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an other-than-temporary impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations. For commercial real estate loans and preferred equity investments classified as held for investment, we apply significant judgment in in evaluating the need for a loss reserve. Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses. For commercial real estate loans held for sale, significant judgment may need to be applied in determining fair value of the loans and whether a valuation allowance is necessary. Factors that may need to be considered to determine fair value of a loan held for sale include the borrower’s credit quality, liquidity and other market factors, and the fair value of the underlying collateral.

Interest Rate Swaps

We use the overnight indexed swap (or OIS) curve as an input to value substantially all of our uncleared interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of uncleared interest rate swaps. Consistent with market practice, we exchange collateral (also called margin) based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty, providing additional verification of our recorded fair value of the uncleared interest rate swaps. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.
Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use third-party model and market information to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts, and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. The results computed by the model are compared to projections computed by third party models for reasonableness. Gains and losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carry
 The amount an asset earns over its hedging and financing costs. A positive carry happens when the rate on the securities being financed is greater than the rate on the funds borrowed. A negative carry is when the rate on the funds borrowed is greater than the rate on the securities that are being financed.

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
Core Earnings and Core Earnings Per Common Share
Non-GAAP financial measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and financial instruments measured at fair value through earnings, net gains or losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, the premium amortization adjustment resulting from the quarter-over-quarter change in estimated long-term CPR, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of dollar roll income (a component of Net gains (losses) on trading assets).

Core Interest Income
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

Economic Core Net Interest Income
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Floating Rate
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

Long-Term CPR
The Company’s projected prepayment speeds for certain Agency mortgaged-backed securities using third-party model and market information. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.
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

Net Interest Margin
Represents annualized economic core net interest income, inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of its average Interest Earning Assets plus average outstanding TBA derivative balances.

Net Interest Spread
Calculated by taking the average yield on Interest Earning Assets minus the average cost of Interest Bearing Liabilities, including the net interest payments on interest rate swaps used to hedge cost of funds.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
W

Warehouse Lending
A line of credit extended to a loan originator to fund or purchase loans. The line of credit typically lasts from the time the loan is originated or purchased to when the loan is sold into the secondary market, whether directly or through a securitization. Warehouse lending can provide liquidity to the loan origination market.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business. At June 30, 2016, we were not party to any pending material legal proceedings.

ITEM 1A.                          RISK FACTORS

Other than the following risk factors, there have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those disclosed below and those previously disclosed in our most recent annual report on Form 10-K and subsequent quarterly reports on Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

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

In addition, we are devoting significant attention and resources to successfully integrate the Hatteras portfolio and operating businesses into the existing Annaly structure. In particular, we have limited experience operating Hatteras’ servicing platforms and managing Hatteras’ mortgage servicing rights (or MSRs) portfolio. These activities present additional regulatory constraints and pose operational risks different from those that we have successfully managed in the past. This integration process, coupled with managing new business lines, may disrupt our businesses and, if ineffective, would limit the anticipated benefits of the Hatteras Acquisition and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the Hatteras Acquisition, and negatively impact the share price of our common stock.
We have incurred direct and indirect costs as a result of the Hatteras Acquisition.

We have incurred substantial expenses in connection with and as a result of the Hatteras Acquisition and we expect to incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

Investments in MSRs may expose us to additional risks.

Our investments in MSRs may subject us to certain additional risks, including the following:

•
Investments in MSRs are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get required approval to sell MSRs in the future should we desire to do so.

•
We have limited experience operating a master servicer and while ownership of MSRs and the operation of a master servicer includes many of the same risks as our other target assets, including risks related to prepayments, borrower credit, defaults, interest rates, hedging, and regulatory changes, there can be no assurance that we will be able to successfully operate a master servicer subsidiary and integrate it into our business operations.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

•
Our subsidiary’s status as a Fannie Mae, Freddie Mac and Ginnie Mae approved servicer is subject to compliance with each of their respective selling and servicing guidelines, minimum capital requirements and other conditions they may impose from time to time at their discretion. The failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s status as an approved servicer.

•
Our subsidiary is presently licensed in all states to hold MSRs, and to purchase whole loans, where a license is necessary to carry on such activities. Such state licenses may be revoked by a state regulatory authority.

•
Our rights to the excess servicing spread are subordinate to the interests of Fannie Mae, Freddie Mac and Ginnie Mae, and are subject to extinguishment. Fannie Mae and Freddie Mac each require approval of the sale of excess servicing spreads pertaining to their respective MSRs. We have entered into acknowledgement agreements or subordination of interest agreements with them, which acknowledge our subordinated rights.

•	Changes in minimum servicing compensation for agency loans could occur at any time and could negatively impact the value of the income derived from MSRs.

If we are not able to successfully manage these and other risks related to investing and managing MSRs, it may adversely affect our business, results of operations and financial condition.

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2015 we announced that our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. No shares were repurchased during the quarter ended June 30, 2016. As of June 30, 2016, the maximum dollar value of shares that may yet be purchased under this plan was $783.0 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6.  Exhibits

ITEM 6.                          EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, by and among the Registrant, Ridgeback Merger Sub Corporation and Hatteras Financial Corp., dated as of April 10, 2016 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2016).

10.1
Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of April 12, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2016).

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

† Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2015); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 4, 2016	By: /s/	Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated:	August 4, 2016	By: /s/	Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)