Form 10-Q
period 2016-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2016-11-04
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
Class	Outstanding at October 31, 2016
Common Stock, $.01 par value	1,018,869,843

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at September 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited consolidated financial statements at December 31, 2015)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2016 and 2015	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2016 and 2015	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Acquisition of Hatteras	14
Note 5. Residential Investment Securities	17
Note 6. Residential Mortgage Loans	19
Note 7. Mortgage Servicing Rights	20
Note 8. Commercial Real Estate Investments	20
Note 9. Corporate Debt	25
Note 10. Variable Interest Entities	25
Note 11. Fair Value Measurements	29
Note 12. Secured Financing	34
Note 13. Derivative Instruments	35
Note 14. Convertible Senior Notes	39
Note 15. Common Stock and Preferred Stock	39
Note 16. Interest Income and Interest Expense	41
Note 17. Goodwill	41
Note 18. Net Income (Loss) per Common Share	41
Note 19. Long-Term Stock Incentive Plan	42
Note 20. Income Taxes	42
Note 21. Lease Commitments and Contingencies	43
Note 22. Risk Management	43
Note 23. RCap Regulatory Requirements	44
Note 24. Related Party Transactions	44

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	46
Overview	48
Acquisition of Hatteras	48
Business Environment	48
Results of Operations	50
Financial Condition	59
Capital Management	63
Risk Management	65
Critical Accounting Policies and Estimates	74
Glossary of Terms	76

Item 3. Quantitative and Qualitative Disclosures about Market Risk	84

Item 4. Controls and Procedures	84

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	85

Item 1A. Risk Factors	85

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	86

Item 6. Exhibits	87

SIGNATURES	88

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2016	2015 (1)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $2,271,856 and $1,584,686, respectively) (2)	$2,382,188	$1,769,258
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $67,902,771 and $60,678,548, respectively)	73,476,105	65,718,224
Agency debentures	-	152,038
Credit risk transfer securities (including pledged assets of $446,529 and $184,160, respectively)	669,295	456,510
Non-Agency mortgage-backed securities (including pledged assets of $1,293,530 and $744,783, respectively) (3)	1,460,261	906,722
Residential mortgage loans (including pledged assets of $179,626 and $0, respectively) (4)	310,148	-
Mortgage servicing rights	492,169	-
Commercial real estate debt investments (including pledged assets of $4,319,077 and $2,911,828, respectively) (5)	4,319,077	2,911,828
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $583,131 and $578,820, respectively) (6)	1,070,197	1,348,817
Commercial loans held for sale, net	144,275	278,600
Investments in commercial real estate	500,027	535,946
Corporate debt (including pledged assets of $475,453 and $0, respectively)	716,831	488,508
Interest rate swaps, at fair value	113,253	19,642
Other derivatives, at fair value	87,921	22,066
Receivable for investments sold	493,839	121,625
Accrued interest and dividends receivable	260,583	231,336
Other assets	301,419	119,422
Goodwill	71,815	71,815
Intangible assets, net	39,903	38,536
Total assets	$86,909,306	$75,190,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$61,784,121	$56,230,860
Other secured financing	3,804,742	1,845,048
Securitized debt of consolidated VIEs (7)	3,712,821	2,540,711
Participation sold	12,976	13,286
Mortgages payable	327,632	334,707
Interest rate swaps, at fair value	2,919,492	1,677,571
Other derivatives, at fair value	73,445	49,963
Dividends payable	269,111	280,779
Payable for investments purchased	454,237	107,115
Accrued interest payable	173,320	151,843
Accounts payable and other liabilities	115,606	53,088
Total liabilities	73,647,503	63,284,971

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, issued and outstanding	287,500	-
Common stock, par value $0.01 per share, 1,945,437,500 and 1,956,937,500 authorized, 1,018,857,866 and 935,929,561 issued and outstanding, respectively	10,189	9,359
Additional paid-in capital	15,578,677	14,675,768
Accumulated other comprehensive income (loss)	1,119,677	(377,596)
Accumulated deficit	(4,655,440)	(3,324,616)
Total stockholders’ equity	13,253,662	11,895,974
Noncontrolling interest	8,141	9,948
Total equity	13,261,803	11,905,922
Total liabilities and equity	$86,909,306	$75,190,893

(1)	Derived from the audited consolidated financial statements at December 31, 2015.
(2)	Includes cash of consolidated VIEs of $31.3 million and $48.5 million at September 30, 2016 and December 31, 2015, respectively.
(3)
Includes $96.0 million and $0 at September 30, 2016 and December 31, 2015, respectively, of non-Agency mortgage-backed securities pledged as collateral in a consolidated VIE and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)	Includes securitized mortgage loans of a consolidated VIE carried at fair value of $176.7 million and $0 at September 30, 2016 and December 31, 2015, respectively.
(5)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $4.0 billion and $2.6 billion at September 30, 2016 and December 31, 2015, respectively.
(6)
Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $128.9 million and $262.7 million carried at amortized cost, net of an allowance for losses of $0, at September 30, 2016 and December 31, 2015, respectively.

(7)	Includes securitized debt of consolidated VIEs carried at fair value of $3.7 billion and $2.4 billion at September 30, 2016 and December 31, 2015, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income:
Interest income	$558,668	$450,726	$1,403,929	$1,594,117
Interest expense	174,154	110,297	474,356	352,789
Net interest income	384,514	340,429	929,573	1,241,328

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(124,572)	(162,304)	(402,809)	(465,008)
Realized gains (losses) on termination of interest rate swaps	1,337	-	(58,727)	(226,462)
Unrealized gains (losses) on interest rate swaps	256,462	(822,585)	(1,148,478)	(587,995)
Subtotal	133,227	(984,889)	(1,610,014)	(1,279,465)
Net gains (losses) on disposal of investments	14,447	(7,943)	25,307	58,246
Net gains (losses) on trading assets	162,981	108,175	370,050	(12,961)
Net unrealized gains (losses) on investments measured at fair value through earnings	29,675	(24,501)	(24,351)	(40,466)
Bargain purchase gain	72,576	-	72,576	-
Impairment of goodwill	-	-	-	(22,966)
Subtotal	279,679	75,731	443,582	(18,147)
Total realized and unrealized gains (losses)	412,906	(909,158)	(1,166,432)	(1,297,612)

Other income (loss):
Investment advisory income	-	3,780	-	24,848
Dividend income from affiliate	-	-	-	8,636
Other income (loss)	29,271	(13,455)	13,226	(36,754)
Total other income (loss)	29,271	(9,675)	13,226	(3,270)

General and administrative expenses:
Compensation and management fee	38,709	37,450	111,754	113,093
Other general and administrative expenses	59,028	12,007	83,149	39,311
Total general and administrative expenses	97,737	49,457	194,903	152,404

Income (loss) before income taxes	728,954	(627,861)	(418,536)	(211,958)

Income taxes	(1,926)	(370)	(2,839)	(8,039)

Net income (loss)	730,880	(627,491)	(415,697)	(203,919)

Net income (loss) attributable to noncontrolling interest	(336)	(197)	(883)	(436)

Net income (loss) attributable to Annaly	731,216	(627,294)	(414,814)	(203,483)

Dividends on preferred stock	22,803	17,992	58,787	53,976

Net income (loss) available (related) to common stockholders	$708,413	$(645,286)	$(473,601)	$(257,459)

Net income (loss) per share available (related) to common stockholders:
Basic	$0.70	$(0.68)	$(0.50)	$(0.27)
Diluted	$0.70	$(0.68)	$(0.50)	$(0.27)

Weighted average number of common shares outstanding:
Basic	1,007,607,893	947,795,500	953,301,855	947,732,735
Diluted	1,007,963,406	947,795,500	953,301,855	947,732,735

Dividends declared per share of common stock	$0.30	$0.30	$0.90	$0.90

Net income (loss)	$730,880	$(627,491)	$(415,697)	$(203,919)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	18,237	609,725	1,519,874	116,154
Reclassification adjustment for net (gains) losses included in net income (loss)	(15,606)	8,095	(22,601)	(58,182)
Other comprehensive income (loss)	2,631	617,820	1,497,273	57,972
Comprehensive income (loss)	$733,511	$(9,671)	$1,081,576	$(145,947)
Comprehensive income (loss) attributable to noncontrolling interest	(336)	(197)	(883)	(436)
Comprehensive income (loss) attributable to Annaly	733,847	(9,474)	1,082,459	(145,511)
Dividends on preferred stock	22,803	17,992	58,787	53,976
Comprehensive income (loss) attibutable to common stockholders	$711,044	$(27,466)	$1,023,672	$(199,487)

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total

BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$-	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	-	-	-		-	-	-	(203,483)	(203,483)	-	(203,483)
Net income (loss) attributable to noncontrolling interest	-	-	-		-	-	-	-	-	(436)	(436)
Unrealized gains (losses) on available-for-sale securities	-	-	-		-	-	116,154	-	116,154	-	116,154
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-		-	-	(58,182)	-	(58,182)	-	(58,182)
Stock compensation expense	-	-	-		-	1,089	-	-	1,089	-	1,089
Net proceeds from direct purchase and dividend reinvestment	-	-	-		2	1,722	-	-	1,724	-	1,724
Equity contributions from (distributions to) noncontrolling interest	-	-	-		-	-	-	-	-	651	651
Preferred Series A dividends, declared $1.477 per share	-	-	-		-	-	-	(10,944)	(10,944)	-	(10,944)
Preferred Series C dividends, declared $1.430 per share	-	-	-		-	-	-	(17,157)	(17,157)	-	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-		-	-	-	(25,875)	(25,875)	-	(25,875)
Common dividends declared, $0.90 per share	-	-	-		-	-	-	(852,989)	(852,989)	-	(852,989)
BALANCE, September 30, 2015	$177,088	$290,514	$445,457	$-	$9,478	$14,789,320	$262,855	$(3,695,884)	$12,278,828	$5,505	$12,284,333
BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$-	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	(414,814)	(414,814)	-	(414,814)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(883)	(883)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	1,519,874	-	1,519,874	-	1,519,874
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	(22,601)	-	(22,601)	-	(22,601)
Stock compensation expense	-	-	-	-	-	6,949	-	-	6,949	-	6,949
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	2	1,793	-	-	1,795	-	1,795
Buyback of common stock	-	-	-	-	(111)	(102,601)	-	-	(102,712)	-	(102,712)
Acquisition of subsidiary	-	-	-	287,500	939	996,768	-	-	1,285,207		1,285,207
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	(924)	(924)
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	-	(10,944)	(10,944)	-	(10,944)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	-	(17,157)	(17,157)	-	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	-	(25,875)	(25,875)	-	(25,875)
Preferred Series E dividends, declared $0.477 per share	-	-	-	-	-	-	-	(4,811)	(4,811)		(4,811)
Common dividends declared, $0.90 per share	-	-	-	-	-	-	-	(857,223)	(857,223)	-	(857,223)
BALANCE, September 30, 2016	$177,088	$290,514	$445,457	$287,500	$10,189	$15,578,677	$1,119,677	$(4,655,440)	$13,253,662	$8,141	$13,261,803

See notes to consolidated financial statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(415,697)	$(203,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	834,257	633,937
Amortization of commercial real estate investment premiums and discounts, net	(2,393)	(1,080)
Amortization of intangibles	10,446	5,095
Amortization of deferred financing costs	1,315	5,192
Amortization of net origination fees and costs, net	(3,925)	(3,350)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	-	12,246
Depreciation expense	16,511	8,773
Bargain purchase gain	(72,576)	-
Net gain on sale of commercial real estate	(821)	-
Net gain on sale of commercial loans held for sale	72	100
Net (gains) losses on sales of Residential Investment Securities	(24,941)	(70,796)
Net (gains) losses on sale of residential mortgage loans	383	-
Net (gain) loss on sale of investment in affiliate	-	12,450
Stock compensation expense	6,949	1,089
Impairment of goodwill	-	22,966
Unrealized (gains) losses on interest rate swaps	1,148,478	587,995
Net unrealized (gains) losses on investments measured at fair value through earnings	24,351	40,466
Equity in net income from unconsolidated joint ventures	5,344	414
Net (gains) losses on trading assets	(370,050)	12,961
Originations of commercial loans held for sale, net	-	(476,400)
Proceeds from sale of commercial loans held for sale	134,253	-
Payments on purchase of residential mortgage loans	(73,370)	-
Proceeds from repayments from residential mortgage loans	107,648	-
Proceeds from repurchase agreements of RCap	1,661,650,000	1,447,650,000
Payments on repurchase agreements of RCap	(1,662,100,000)	(1,452,000,000)
Proceeds from reverse repurchase agreements of RCap	48,390,000	39,875,000
Payments on reverse repurchase agreements of RCap	(48,390,000)	(39,775,000)
Net payments on derivatives	23,168	7,288
Net change in:
Other assets	(72,800)	(29,324)
Accrued interest and dividends receivable	13,970	52,057
Receivable for investment advisory income	-	6,410
Accrued interest payable	15,729	(34,947)
Accounts payable and other liabilities	(23,162)	17,417
Net cash provided by (used in) operating activities	$833,139	$(3,642,960)

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(13,628,516)	(13,172,943)
Proceeds from sales of Residential Investment Securities	8,729,912	22,081,011
Principal payments on Agency mortgage-backed securities	8,580,353	7,811,368
Purchase of MSRs	(127,489)	-
Proceeds from sale of investment in affiliate	-	126,402
Payments on purchases of corporate debt	(324,863)	(301,739)
Principal payments on corporate debt	98,542	43,846
Purchases of commercial real estate debt investments	(76,862)	(368,511)
Sales of commercial real estate debt investments	-	41,016
Purchase of securitized loans at fair value	(1,489,268)	(2,574,353)
Origination of commercial real estate investments, net	(204,184)	(350,477)
Proceeds from sale of commercial real estate investments	12,750	227,450
Principal payments on commercial real estate debt investments	71,116	10,170
Principal payments on securitized loans at fair value	106,786	-
Principal payments on commercial real estate investments	486,435	327,936
Purchase of investments in real estate	(2,043)	(29,900)
Investment in unconsolidated joint venture	(3,109)	(70,602)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,155	-
Payments on purchase of residential mortgage loans held for investment	(8,022)	-
Proceeds from repayments from residential mortgage loans held for investment	11,771	-
Purchase of equity securities	(88,062)	(27,519)
Proceeds from sales of equity securities	16,112	13,119
Cash acquired in business combination	41,697	-
Net cash provided by (used in) investing activities	$2,207,211	$13,786,274

Cash flows from financing activities:
Proceeds from repurchase agreements	128,601,867	156,196,644
Principal payments on repurchase agreements	(133,021,365)	(166,759,206)
Payments on maturity of convertible senior notes	-	(857,541)
Proceeds from other secured financing	2,358,314	687,935
Payments on other secured financing	(434,458)	(327,965)
Proceeds from issuance of securitized debt	1,381,640	2,382,810
Principal repayments on securitized debt	(273,091)	(84,560)
Principal repayments on securitized loans	-	201
Payment of deferred financing cost	(3,076)	(886)
Net proceeds from direct purchases and dividend reinvestments	1,795	1,724
Proceeds from mortgages payable	-	20,450
Principal payments on participation sold	(230)	(220)
Principal payments on mortgages payable	(7,500)	(262)
Contributions from noncontrolling interests	-	1,107
Distributions to noncontrolling interests	(926)	(456)
Net payment on share repurchase	(102,712)	-
Dividends paid	(927,678)	(906,910)
Net cash provided by (used in) financing activities	$(2,427,420)	$(9,647,135)

Net (decrease) increase in cash and cash equivalents	$612,930	$496,179

Cash and cash equivalents, beginning of period	1,769,258	1,741,244

Cash and cash equivalents, end of period	$2,382,188	$2,237,423

Supplemental disclosure of cash flow information:
Interest received	$2,197,880	$2,241,301
Dividends received	$1,253	$12,684
Fees received	$4,266	$-
Investment advisory income received	$-	$31,258
Interest paid (excluding interest paid on interest rate swaps)	$441,121	$314,568
Net interest paid on interest rate swaps	$415,223	$450,750
Taxes paid	$858	$1,926

Noncash investing activities:
Receivable for investments sold	$493,839	$127,571
Payable for investments purchased	$454,237	$744,378
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,497,273	$57,972

Noncash financing activities:
Dividends declared, not yet paid	$269,111	$284,348
Decrease in securitized debt	$16,663	$-

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, Agency debentures, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights, commercial real estate assets and corporate debt. The Company’s principal business objectives are to generate net income for distribution to its stockholders from its investments and capital preservation. The Company is externally managed by Annaly Management Company LLC (the “Manager”).
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
•
Hatteras Financial Corp. (“Hatteras”), a wholly-owned subsidiary that was acquired during the third quarter of 2016 which, through its wholly-owned subsidiaries, primarily engages in acquiring, investing in, securitizing and managing residential whole mortgage loans and investing in and managing mortgage servicing rights.

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

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company applies significant judgment and considers all of its economic interests, including debt and equity investments and other arrangements deemed to be variable interests, both explicit and implicit, in the VIE. This assessment requires that the Company apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $2.3 billion and $1.6 billion at September 30, 2016 and December 31, 2015, respectively.
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
Agency mortgage-backed securities, Agency debentures, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Residential Investment Securities.” Although the Company generally intends to hold most of its Residential Investment Securities until maturity, it may, from time to time, sell any of its Residential Investment Securities as part of the overall management of its portfolio. Residential Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported in other comprehensive income (loss) unless

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

the Company has elected the fair value option, where the unrealized gains and losses on these financial instruments are recorded through earnings (e.g., interest-only securities). The fair value of Residential Investment Securities classified as available-for-sale is estimated by management and is compared to independent sources for reasonableness. Residential Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.
The Company elected the fair value option for interest-only mortgage-backed securities, non-Agency mortgage-backed securities and CRT securities as this election simplifies the accounting. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific mortgage-backed securities. Interest-only mortgage-backed securities, non-Agency mortgage-backed securities and CRT securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on investments measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than interest-only securities), considering estimates of future principal prepayment in the calculation of the effective yield because they are probable and the timing and amount of prepayments can be reasonably estimated.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the investment is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
The table below summarizes the interest income recognition methodology for Residential Investment Securities:
Interest Income Methodology
Agency
Fixed-rate pass-through(1)	Effective yield(3)
Adjustable-rate pass-through(1)	Effective yield(3)
Collateralized Mortgage Obligation (“CMO”)(1)	Effective yield(3)
Debentures(1)	Contractual Cash Flows
Interest-only(2)	Prospective

Residential Credit
CRT(2)	Prospective
Legacy (2)	Prospective
NPL/RPL (2)	Prospective
New issue (2)	Prospective
New issue interest-only (2)	Prospective

(1) Changes in fair value are recognized in Other comprehensive income (loss) on the accompanying Consolidated Statements of Comprehensive Income (Loss).
(2) Changes in fair value are recognized in Net unrealized gains (losses) on investments measured at fair value through earnings on the accompanying Consolidated Statements of Comprehensive Income (Loss).
(3) Effective yield is recalculated for differences between estimated and actual prepayments and the amortized cost is adjusted as if the new effective yield had been applied since inception.
Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of prime jumbo adjustable-rate whole mortgage loans acquired in connection with the Company’s acquisition of Hatteras (“Hatteras Acquisition”) and subsequent purchases. Additionally, pursuant to the Hatteras Acquisition, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo whole mortgage loans. The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trust at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

Premiums and discounts associated with the purchase of residential mortgage loans and with those held in the securitization trust are primarily amortized or accreted into interest income over their estimated remaining lives using the effective interest rates inherent in the estimated cash flows from the mortgage loans.  Amortization of premiums and accretion of discounts are presented in Interest income in the Consolidated Statements of Comprehensive Income (Loss).

There was no real estate acquired in settlement of residential mortgage loans as of September 30, 2016 or December 31, 2015. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Mortgage Servicing Rights (“MSRs”) – MSRs represent the rights associated with servicing contracts obtained in connection with the Hatteras Acquisition or through the subsequent purchase of such rights from third parties with the intention of holding them as investments. The Company and its subsidiaries do not originate or directly service mortgage loans. Rather, the Company utilizes duly licensed subservicers to perform substantially all servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value; as such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA contracts without intent to accept delivery (“TBA derivatives”), options on TBA contracts (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

TBA Dollar Rolls - TBA dollar roll transactions are accounted for as a series of derivative transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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
Forward purchase commitments – The Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing mortgage loans at a particular price, provided the mortgage loans close with the counterparties. Gains and losses are recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Finite life intangible assets are amortized over their expected useful lives.

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

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto. Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company and certain of its direct and indirect subsidiaries, including FIDAC, RCap and certain subsidiaries of ACREG and Hatteras, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”). As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes, (“ASC 740”) clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were necessary as of September 30, 2016 and December 31, 2015.
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
If the Company intends to sell or securitize the loans and the financing vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Commercial Loans held for sale in the accompanying Consolidated Statements of Financial Condition. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis. The Company has elected the fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate. Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. See “Commercial Real Estate Investments” Note for additional information.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Investments in Commercial Real Estate – Investments in commercial real estate are carried at historical cost less accumulated depreciation. Historical cost includes all costs necessary to bring the asset to the condition and location necessary for its intended use, including financing during the construction period. Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance that are not reimbursed by tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.

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

The Company evaluates whether real estate acquired in connection with a foreclosure (“REO”) or Uniform Commercial Code (“UCC”)/deed in lieu of foreclosure (herein collectively referred to as a foreclosure) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

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

Corporate Debt
Corporate Loans – The Company’s investments in corporate loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff. These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method. These investments typically take the form of senior secured loans primarily in first lien and second lien loans. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to the least amount of credit risk given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the majority of the Company’s investments have been funded term loans versus debt securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
Impairment of Securities and Loans
Other-Than-Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For available-for-sale securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of other comprehensive income (loss). If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the quarters ended September 30, 2016 and 2015.
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
The Company may be exposed to various levels of credit risk depending on the nature of its investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment. The Company’s investment underwriting procedures include evaluation of the underlying borrowers’ ability to manage and operate their respective properties or companies. Management reviews loan-to-value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan-to-value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance its respective assets at the maturity of each loan. Management also reviews economic trends, both macro and those affecting the property specifically, and the supply and demand of competing projects in the sub-market in which each subject property is located. Management monitors the financial condition and operating results of its corporate borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

In connection with the quarterly surveillance review process, CRE Debt and Preferred Equity Investments are assigned an internal risk rating. Effective December 31, 2015, the loan risk ratings were enhanced to reflect guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on loan-to-values and the NOI debt yields of the underlying collateral of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations. The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserve management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.
Nonaccrual Status – If collection of a loan’s principal or interest is in doubt or the loan is 90 days or more past due, interest income is not accrued. For nonaccrual status loans carried at fair value or held for sale, interest is not accrued, but is recognized on a cash basis. For nonaccrual status loans carried at amortized cost, if collection of principal is not in doubt, but collection of interest is in doubt, interest income is recognized on a cash basis. If collection of principal is in doubt, any interest received is applied against principal until collectability of the remaining balance is no longer in doubt; at that point, any interest income is recognized on a cash basis. Generally, a loan is returned to accrual status when the borrower has resumed paying the full amount of the scheduled contractual obligation, if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period of time and there is a sustained period of repayment performance by the borrower.
The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of September 30, 2016 and December 31, 2015. Accordingly, no allowance for loan losses was deemed necessary as of September 30, 2016 and December 31, 2015.

Broker Dealer Activities

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contractual amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap requires counterparties to deposit additional collateral when necessary. All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty. Substantially all of RCap’s reverse repurchase activity is with affiliated entities.

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). ASUs not listed below were determined to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
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
		January 1, 2020 (early adoption permitted)	The Company is assessing the impact to the consolidated financial statements.
Standard	Description	Effective Date	Effect on the financial statements or other significant matters
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
January 1, 2016 (early adoption permitted)
The Company early adopted this ASU in the first quarter of 2015 and applied the guidance to commercial mortgage backed securitization transactions.  See "Variable Interest Entity" footnote for further disclosure.

4.            ACQUISITION OF HATTERAS

As previously disclosed in the Company’s filings with the SEC, on July 12, 2016 the Company completed its acquisition of Hatteras, an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, for aggregate consideration to Hatteras common shareholders of $1.5 billion, consisting of $1.0 billion in equity consideration and $521.1 million in cash consideration. The Company issued 93.9 million shares of common shares as part of the consideration for the Hatteras Acquisition, which includes replacement share-based payment awards.

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
Hatteras’ portfolio of adjustable rate mortgage-backed securities is believed to be complementary to the Company’s existing portfolio. The combined capital base is believed to support continued growth of the Company’s businesses and the acquisition is believed to create efficiency and growth opportunities.

The following table summarizes the aggregate consideration and preliminary fair value of the assets acquired and liabilities assumed recognized at the acquisition date, which is subject to change if new information becomes available:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Purchase Price Allocation (dollars in thousands)

Consideration transferred:
Cash	$521,082
Common Equity	997,707

Preferred Shares:
Exchange of Hatteras preferred stock for Annaly preferred stock	278,252
Preferred stock fair value adjustment	9,248
Preferred Shares	287,500

Total Consideration	$1,806,289

Net Assets:
Cash	$562,780
Agency mortgage-backed securities, at fair value	10,863,070
Credit risk transfer securities, at fair value	116,770
Residential mortgage loans	360,447
Mortgage servicing rights	355,820
Other derivatives, at fair value	8,677
Principal receivable	438,005
Accrued interest and dividend receivable	83,814
Other assets	57,250
Total Assets Acquired	$12,846,633

Repurchase agreements	$10,422,757
Other secured financing	35,769
Securitized debt of consolidated VIEs	54,135
Other derivatives, at fair value	349,922
Dividends payable	670
Payable for investments purchased	2,643
Accrued interest payable	4,833
Accounts payable and other liabilities	97,039
Total Liabilities Assumed	10,967,768
Net Assets Acquired	$1,878,865

Bargain Purchase Gain	$72,576
For time-based restricted stock awards granted by Hatteras that fully vested as of the Hatteras Acquisition closing date, the fair value of the Company’s common stock issued in the satisfaction of these awards was included in equity consideration transferred as no post acquisition service was required. For time-based restricted stock awards granted by Hatteras that did not fully vest as of the acquisition date and require post-acquisition service, the fair value of the Company’s common stock issued as replacement awards has been allocated between the pre- and post-acquisition service period, with the amount allocated to the pre-acquisition period included in the equity consideration transferred. The amount allocated to the post-acquisition service period for the time-based restricted stock awards was $5.8 million and expensed during the third quarter of 2016 in Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss). Also, in connection with the Hatteras Acquisition, the Company entered into consulting agreements with certain former employees of Hatteras. During the third quarter of 2016, the Company recognized the full amount of the fees related to the consulting agreements totaling $19.9 million in Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

Under the acquisition method of accounting, merger-related transaction costs (such as advisory, legal, valuation, consulting and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred. Transaction costs of $48.9 million were incurred during the nine months ended September 30, 2016 and were included in Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).
The fair value and unpaid principal balance of residential mortgage loans acquired in connection with the Hatteras acquisition were $360.4 million and $350.5 million, respectively.

The bargain purchase gain is the result of the mortgage REIT sector facing significant headwinds for a variety of reasons, including uncertainty regarding the outlook for interest rates and the financial markets generally.  Consequently, in recent years, the price per share of Hatteras common stock has traded at a substantial discount to Hatteras’ book value per share, which made raising equity capital to fund new investments dilutive to stockholders.  Because of these circumstances, Hatteras was unable to raise equity capital on acceptable terms and significantly increase its size and scale through capital market transactions.   The bargain purchase is recognized in Realized and unrealized gains (losses) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 includes Net interest income and Net income (loss) of $35.5 million and $86.7 million, respectively, attributable to the Hatteras Acquisition. The following unaudited pro forma summary presents consolidated information of the Company, assuming the Hatteras Acquisition had occurred as of January 1, 2015 for purposes of the 2016 and 2015 pro forma disclosures presented. They include certain adjustments for the periods presented to exclude deferred swap net losses of Hatteras from net interest expense to conform to the Company’s presentation, recalculate the management fee based upon pro forma stockholders’ equity and the Company’s management fee rate, eliminate Hatteras common stock outstanding and record the issuance of the Company’s common stock to Hatteras stockholders and reflect direct costs incurred by the Company and the bargain purchase gain as if the Hatteras Acquisition occured as of January 1, 2015. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Hatteras Acquisition occurred on January 1, 2015 and may not be indicative of future operating results:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2015	September 30, 2015
	(dollars in thousands, except per share data)
Net interest income	$395,396	$397,602	$1,027,202	$1,434,947
Net income (loss)	$708,191	$(710,720)	$(520,830)	$(272,007)
Basic earnings per common share	$0.67	$(0.70)	$(0.58)	$(0.33)
Diluted earnings per common share	$0.67	$(0.70)	$(0.58)	$(0.33)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.            RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio carried at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$55,713,247	$3,174,800	$(1,828)	$58,886,219	$1,102,609	$(46,259)	$59,942,569
Adjustable-rate pass-through	11,760,633	409,677	(4,399)	12,165,911	77,056	(14,340)	12,228,627
Interest-only	8,562,837	1,498,193	-	1,498,193	13,145	(206,429)	1,304,909
Total Agency investments	$76,036,717	$5,082,670	$(6,227)	$72,550,323	$1,192,810	$(267,028)	$73,476,105

Residential Credit
CRT	$641,531	$7,333	$(11,742)	$637,122	$32,188	$(15)	$669,295
Legacy(2)	1,075,956	1,634	(169,677)	907,913	26,767	(513)	934,167
NPL/RPL	347,105	434	(877)	346,662	2,037	(264)	348,435
New issue	161,275	946	(359)	161,862	4,484	(16)	166,330
New issue interest-only	935,395	16,615	-	16,615	-	(5,286)	11,329
Total residential credit investments	$3,161,262	$26,962	$(182,655)	$2,070,174	$65,476	$(6,094)	$2,129,556

Total Residential Investment Securities	$79,197,979	$5,109,632	$(188,882)	$74,620,497	$1,258,286	$(273,122)	$75,605,661

	December 31, 2015
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$57,339,705	$3,270,521	$(2,832)	$60,607,394	$400,350	$(824,862)	$60,182,882
Adjustable-rate pass-through	2,894,192	61,781	(6,427)	2,949,546	70,849	(10,317)	3,010,078
CMO	964,095	27,269	(477)	990,887	9,137	(12,945)	987,079
Debentures	158,802	-	(648)	158,154	-	(6,116)	152,038
Interest-only	9,499,332	1,634,312	-	1,634,312	18,699	(114,826)	1,538,185
Total Agency investments	$70,856,126	$4,993,883	$(10,384)	$66,340,293	$499,035	$(969,066)	$65,870,262

Residential Credit
CRT	$476,084	$2,225	$(12,840)	$465,469	$250	$(9,209)	$456,510
Legacy(2)	378,527	773	(37,150)	342,150	698	(1,140)	341,708
NPL/RPL	354,945	19	(1,270)	353,694	19	(1,172)	352,541
New issue	197,695	566	-	198,261	-	(1,060)	197,201
New issue interest-only	811,245	15,430	-	15,430	-	(158)	15,272
Total residential credit securities	$2,218,496	$19,013	$(51,260)	$1,375,004	$967	$(12,739)	$1,363,232

Total Residential Investment Securities	$73,074,622	$5,012,896	$(61,644)	$67,715,297	$500,002	$(981,805)	$67,233,494

(1) Unrealized gains and losses on Agency securities (other than interest-only securities), are reported as a component of other comprehensive income (loss). Unrealized gains and losses on residential credit investments and Agency interest-only investments are generally reported in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).
(2) Legacy residential credit refers to securities whose underlying collateral was securitized prior to 2009.

The following tables present the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of September 30, 2016 and December 31, 2015:

Investment Type	September 30, 2016	December 31, 2015
	(dollars in thousands)
Fannie Mae	$48,151,223	$42,647,075
Freddie Mac	25,246,425	22,960,595
Ginnie Mae	78,457	110,554
Total	$73,476,105	$65,718,224

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on underlying mortgages.  The following table summarizes the Company’s available-for-sale Residential Investment Securities as of September 30, 2016 and December 31, 2015, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2016		December 31, 2015
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$654,108	$663,561	$37,862	$37,850
Greater than one year through five years	55,394,787	54,543,574	20,278,111	20,066,435
Greater than five years through ten years	19,480,416	19,337,485	46,473,701	47,174,319
Greater than ten years	76,350	75,877	443,820	436,693
Total	$75,605,661	$74,620,497	$67,233,494	$67,715,297

The weighted average lives of the Agency mortgage-backed securities at September 30, 2016 and December 31, 2015 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be materially longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities by length of time that such securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	$8,204,957	$(28,676)	445	$20,072,072	$(164,259)	463
12 Months or More	6,867,701	(31,923)	54	21,705,764	(689,981)	189
Total	$15,072,658	$(60,599)	499	$41,777,836	$(854,240)	652

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
During the quarter and nine months ended September 30, 2016, the Company disposed of $3.8 billion and $9.1 billion of Residential Investment Securities, respectively, resulting in a net realized gain of $14.7 million and $24.9 million, respectively.
During the quarter and nine months ended September 30, 2015, the Company disposed of $3.7 billion and $21.1 billion of Residential Investment Securities, respectively, resulting in a net realized gain of $4.5 million and $70.8 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6.            RESIDENTIAL MORTGAGE LOANS
The table below presents the fair value and the unpaid principal balance for these loans as of September 30, 2016:

(dollars in thousands)
Fair value	$310,148
Unpaid principal balance	$301,957

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the quarter and nine months ended September 30, 2016 for these investments:

(dollars in thousands)
Net gains (losses) on disposal of investments	$(383)
Net unrealized gains (losses) on investments measured at fair value through earnings	(493)
Net interest income	1,203
Total included in net income (loss)	$327

None of the change in the fair value of the residential mortgage loans was attributable to changes in credit risk based on current delinquencies.

The following table provides the geographic concentrations based on the unpaid principal balances as of September 30, 2016 for the residential mortgage loans, including loans held in a securitization trust:

Geographic Concentrations of Residential Mortgage Loans
Property Location	% of Balance
California	48.5%
Texas	11.0%
Illinois	5.5%
Florida	5.3%
All other (none individually greater than 5%)	29.7%
Total	100.0%

The table below provides additional data on the Company’s residential mortgage loans, including loans held in a securitization trust, at September 30, 2016:

	September 30, 2016
	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$164 - $1,903	$716
Interest rate	2.50% - 4.13%	3.45%
Maturity	3/5/2044 - 7/21/2046	6/10/2045
FICO score at loan origination	700 - 815	765
Loan-to-value ratio at loan origination	23.73% - 80.27%	70.56%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

7.            MORTGAGE SERVICING RIGHTS
In connection with the Hatteras Acquisition, the Company obtained an MSR portfolio and began investing in MSRs through Hatteras’ wholly-owned subsidiary during the third quarter of 2016. The Company elected to carry all investments in MSRs at fair value.

The following table presents activity related to MSRs for the quarter and nine months ended September 30, 2016:

September 30, 2016
(dollars in thousands)
Fair value, beginning of period	$-
Obtained through Hatteras Acquisition	355,820
Purchases	131,729
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	26,254
Other changes, including realization of expected cash flows	(21,634)
Fair value, end of period	$492,169

(1) Principally represent changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and nine months ended September 30, 2016, the Company recognized $26.2 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8.            COMMERCIAL REAL ESTATE INVESTMENTS
On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County, California.

As of December 31, 2015, such financing was comprised of a $280.0 million senior mortgage loan ($278.6 million, net of origination fees), and mezzanine debt with an initial principal balance of $55.0 million ($52.7 million, net of origination fees) and a future funding component of $30.0 million. The senior loan was held for sale as of December 31, 2015. In April and
August 2016, the Company sold $115.0 million ($114.3 million, net of origination fees) and $20.0 million ($19.9 million, net of origination fees) of the senior loan to unrelated third parties at carrying value, accordingly, no gain or loss was recorded in connection with these sales. The balance of the senior loan of $145.0 million ($144.3 million, net of origination fees) remains held for sale as of September 30, 2016.

The following tables present commercial real estate investments held for investment at September 30, 2016 and December 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

CRE Debt and Preferred Equity Investments

	September 30, 2016			December 31, 2015
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$468,258	$466,169	43.6%	$387,314	$385,838	28.6%
Senior securitized mortgages(3)	128,896	128,896	12.0%	263,072	262,703	19.4%
Mezzanine loans	468,864	466,170	43.6%	582,592	578,503	43.0%
Preferred equity	9,000	8,962	0.8%	122,444	121,773	9.0%
Total (4)	$1,075,018	$1,070,197	100.0%	$1,355,422	$1,348,817	100.0%

(1) Carrying value includes unamortized origination fees of $4.9 million and $6.9 million as of September 30, 2016 and December 31, 2015, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIEs.
(4) Excludes Loans held for sale, net.

	September 30, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	159,173	-	46,858	-	206,031
Principal payments	(78,229)	(134,176)	(160,585)	(113,444)	(486,434)
Amortization & accretion of (premium) discounts	(102)	-	(192)	-	(294)
Net (increase) decrease in origination fees	(1,566)	-	(282)	-	(1,848)
Amortization of net origination fees	1,055	369	1,868	633	3,925
Net carrying value (2)	$466,169	$128,896	$466,170	$8,962	$1,070,197

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

	December 31, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	293,925	-	195,312	-	489,237
Principal payments	(243,270)	(136,469)	(153,693)	(92,210)	(625,642)
Sales (principal)	(46,945)	-	-	-	(46,945)
Amortization & accretion of (premium) discounts	(142)	-	(232)	517	143
Net (increase) decrease in origination fees	(3,702)	(279)	(4,806)	-	(8,787)
Amortization of net origination fees	2,077	817	691	561	4,146
Transfers	-	-	18,500	-	18,500
Net carrying value (2)	$385,838	$262,703	$578,503	$121,773	$1,348,817

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Internal CRE Debt and Preferred Equity Investment Ratings

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserve management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.
The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of September 30, 2016 and December 31, 2015. Accordingly, no allowance for loan losses was deemed necessary as of September 30, 2016 and December 31, 2015.

	September 30, 2016
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$468,258	43.6%	$92,290	$243,528	$132,440	$-	$-	$-	$468,258
Senior securitized mortgages(2)	128,896	12.0%	-	17,500	111,396	-	-	-	128,896
Mezzanine loans	468,864	43.6%	268,190	164,357	36,317	-	-	-	468,864
Preferred equity	9,000	0.8%	-	-	9,000	-	-	-	9,000
	$1,075,018	100.0%	$360,480	$425,385	$289,153	$-	$-	$-	$1,075,018

(1) Excludes Loans held for sale, net.
(2) Assets of consolidated VIE.

	December 31, 2015
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$387,314	28.6%	$71,000	$283,148	$33,166	$-	$-	$-	$387,314
Senior securitized mortgages(2)	263,072	19.4%	106,770	15,500	140,802	-	-	-	263,072
Mezzanine loans	582,592	43.0%	342,493	219,969	20,130	-	-	-	582,592
Preferred equity	122,444	9.0%	-	81,944	40,500	-	-	-	122,444
	$1,355,422	100.0%	$520,263	$600,561	$234,598	$-	$-	$-	$1,355,422

(1) Excludes Loans held for sale, net.
(2) Assets of consolidated VIE.

Investments in Commercial Real Estate

There were no acquisitions of new real estate holdings during the quarter and nine months ended September 30, 2016.
The following table summarizes real estate held for investment acquired in 2015:

Date of Acquisition	Type	Location	Original Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)

July 2015	Single Tenant Retail	Ohio	$11,000	4.1
August 2015	Multi Tenant Retail	Florida	$18,900	4.8
October 2015	Multifamily Property	Washington, DC	$75,000	1.0
October 2015	Multi Tenant Retail	California	$37,750	3.8
November 2015	Multi Tenant Retail	Texas	$131,950	4.4

(1) Does not include extension options.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The weighted average amortization period for intangible assets and liabilities as of September 30, 2016 is 4.7 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$117,023	$113,494
Buildings and improvements	355,899	373,603
Subtotal	472,922	487,097
Less: accumulated depreciation	(32,239)	(16,886)
Total real estate held for investment, at amortized cost, net	440,683	470,211
Equity in unconsolidated joint ventures	59,344	65,735
Investments in commercial real estate, net	$500,027	$535,946

Depreciation expense was $5.0 million and $15.7 million for the quarter and nine months ended September 30, 2016, respectively. Depreciation expense was $3.1 million and $8.8 million for the quarter and nine months ended September 30, 2015, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents payments under non-cancelable operating leases in effect at September 30, 2016 for consolidated investments in real estate are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2016
(dollars in thousands)
2016 (remaining)	$8,189
2017	31,102
2018	27,504
2019	23,448
2020	18,877
Later years	56,266
$165,386

Mortgage loans payable as of September 30, 2016 and December 31, 2015, were as follows:

September 30, 2016
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$285,899	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,253	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,014	11,025	3.58%	Fixed	6/6/2019	First liens
Arizona	16,080	16,063	3.50%	Fixed	1/1/2017	First liens
Nevada	2,386	2,383	L+200	Floating (1)	3/29/2017	First liens
	$327,632	$330,946

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$292,658	$296,325	2.30% to 4.61%	Fixed	2016, 2024 and 2025	First liens
Tennessee	12,228	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,012	11,025	3.58%	Fixed	6/6/2019	First liens
Arizona	16,365	16,308	3.50%	Fixed	1/1/2017	First liens
Nevada	2,444	2,436	L+200	Floating (1)	3/29/2017	First liens
	$334,707	$338,444

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of September 30, 2016:

Mortgage Loan Principal Payments
(dollars in thousands)
2016 (remaining)	$101
2017	18,345
2018	-
2019	23,375
2020	-
Later years	289,125
$330,946

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

9.            CORPORATE DEBT

The Company invests in corporate loans and corporate debt securities through the MML subsidiary.
The industry and interest rate characteristics of the portfolio as of September 30, 2016 are as follows:

	Industry Dispersion
	Fixed Rate	Floating Rate	Total
	(dollars in thousands)

Airports, Flying Fields and Airport Terminal	$-	$47,184	$47,184
Commercial Fishing	-	40,590	40,590
Computer Programming & Data Processing	-	63,253	63,253
Drugs	-	34,247	34,247
Home Health Care Services	-	39,339	39,339
Insurance Agents, Brokers & Services	4,380	44,344	48,724
Management & Public Relations Services	-	39,116	39,116
Medical & Dental Laboratories	-	17,324	17,324
Miscellaneous Business Services	84,448	63,677	148,125
Miscellaneous Health & Allied Services	-	38,886	38,886
Miscellaneous Nonmetallic Minerals	-	24,682	24,682
Miscellaneous Plastic Products	-	27,075	27,075
Motor Vehicles, Parts & Supplies	-	12,347	12,347
Offices & Clinics of Doctors of Medicine	-	83,582	83,582
Research, Development & Testing Services	-	17,739	17,739
Schools & Educational Services	-	21,042	21,042
Surgical, Medical & Dental Instruments	-	13,576	13,576
Total	$88,828	$628,003	$716,831

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers as of September 30, 2016.

September 30, 2016
(dollars in thousands)

First lien loans	$466,099
Second lien loans	161,904
Second lien notes	84,448
Subordinated notes	4,380
Total	$716,831

10.  VARIABLE INTEREST ENTITIES

In January 2014, the Company closed on NLY Commercial Mortgage Trust 2014-FL1 (the “NLY Commercial Mortgage Trust”), a $399.5 million securitization financing transaction which provides permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or co-originated by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by NLY Commercial Mortgage Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74% at closing. The Company used the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the interest-only bond issued by the Trust, which are referred to as the subordinate bonds.

The Company incurred approximately $4.3 million of costs in connection with the securitization that have been capitalized and are being amortized to interest expense. Deferred financing costs are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition. As of September 30, 2016, the underlying securitized debt was fully paid off, and accordingly, the respective origination fees were fully amortized.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company is considered to be the primary beneficiary of NLY Commercial Mortgage Trust as a result of its ability to remove the special servicer without cause and through its ownership of subordinated certificates. The Company did not elect the fair value option for the loans in this VIE in order to consistently account for loans it originated that are held for investment.

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company is required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.4 billion and $1.3 billion, respectively, at September 30, 2016.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company is required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $1.1 billion and $1.0 billion, respectively, at September 30, 2016.

In February 2016, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREM Mortgage Trust 2016-KLH1 (“FREM 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company is required to consolidate the FREM 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at September 30, 2016. FREMF 2015-KLSF, FREMF 2015-KF07 and FREM 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the
Company’s investment in the FREMF Trusts of $291.3 million at September 30, 2016. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.2 million and $0.8 million of related costs were expensed upon consolidation and are reflected in the Consolidated Statements of Comprehensive Income (Loss). The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more accurately represent the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company has adopted ASU 2014-13 and applied the practical expedient fair value measurement whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts is more observable, since the prices for these liabilities are available from third-party pricing services utilized for multifamily mortgage-backed securities, while the fair value of the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts is an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The FREMF Trusts mortgage loans had an unpaid principal balance of $3.9 billion at September 30, 2016. As of September 30, 2016 there are no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of September 30, 2016 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company consolidates a residential mortgage trust that issued residential mortgaged-backed securities that are collateralized by residential mortgage whole loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns most of the mortgaged-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt was $50.5 million as of September 30, 2016.

In June 2016, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. The Borrower was determined to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has transferred corporate loans with a carrying amount of $475.5 million at September 30, 2016 that are pledged as collateral for the credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. As of September 30, 2016, the Borrower had an intercompany receivable of $212.2 million, which eliminates upon consolidation and an Other secured financing of $212.2 million to the third party financial institution.

The Company also owns variable interests in an entity that invests in MSRs and has structured its operations, funding and capitalization into three pools of assets and liabilities referred to as “silos.” Owners of variable interests in a given silo are entitled to all of the returns and risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo. While the Company has power over all silos because it holds 100% of the voting interests in the entity, it has variable interests only in two of the silos. The Company is the primary beneficiary of those two silos because it holds 100% of their variable interests.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $ 1.1 billion at September 30, 2016. Assets of the VIEs may only be used to settle obligations of the VIE Trusts. Creditors of the VIE Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gain or loss was recognized upon initial consolidation of the VIEs. Interest income and expense are recognized using the effective interest method.

The statement of financial condition of the Company’s VIEs that is reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	FREMF Trusts	NLY Commercial Mortgage Trust	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash	$-	$185	$-	$31,163
Senior securitized commercial mortgages carried at fair value	3,953,150	-	-	-
Commercial real estate and debt and preferred equity, held for investment	-	128,896	-	-
Residential mortgages loans carried at fair value	-	-	176,748	9,631
Mortgage servicing rights	-	-	-	492,169
Accrued interest receivable	8,519	49	356	4
Other assets	-	9	3,149	29,586
Total assets	$3,961,669	$129,139	$180,253	$562,553

Liabilities
Securitized debt (non-recourse) at fair value	$3,661,884	$-	$50,937	$-
Other secured financing	-	-	-	4,186
Other derivatives, at fair value	-	-	-	9
Accrued interest payable	4,288	200	127	-
Other liabilities	-	-	44	25,363
Total liabilities	$3,666,172	$200	$51,108	$29,558

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	December 31, 2015
	FREMF Trusts	NLY Commercial Mortgage Trust
	(dollars in thousands)
Assets
Cash	$-	$49,025
Senior securitized commercial mortgages carried at fair value	2,554,023	-
Commercial real estate and debt and preferred equity, held for investment	-	262,703
Accrued interest receivable	4,994	431
Other Assets	-	169
Total assets	$2,559,017	$312,328

Liabilities
Securitized debt (non-recourse) at fair value	$2,366,878	$-
Securitized debt (non-recourse) at amortized cost	-	173,833
Accrued interest payable	4,183	191
Other liabilities	-	290
Total liabilities	$2,371,061	$174,314

The statement of comprehensive income (loss) of the Company’s VIEs that is reflected in the Company’s Consolidated Statements of Comprehensive Income
(Loss) for the quarter and nine months ended September 30, 2016 are as follows:

	For the Quarter Ended
	September 30, 2016
	FREMF Trusts	NLY Commercial Mortgage Trust	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Net interest income:
Interest income	$25,148	$1,691	$932	$57
Interest expense	11,375	105	404	22
Net interest income	13,773	1,586	528	35

Realized gain (loss) on disposal of investments	-	-	(329)	184
Unrealized gain (loss) on investments at fair value (1)	(3,201)	-	(109)	4,218
Other income (loss)	(6,773)	-	(79)	25,716
General and administration expenses	-	-	17	1,555
Net income (loss)	$3,799	$1,586	$(6)	$28,598

	For the Nine Months Ended
	September 30, 2016
	FREMF Trusts	NLY Commercial Mortgage Trust	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Net interest income:
Interest income	$69,972	$8,543	$932	$57
Interest expense	29,598	2,302	404	22
Net interest income	40,374	6,241	528	35

Realized gain (loss) on disposal of investments	-	-	(329)	184
Unrealized gain (loss) on investments at fair value (1)	3,784	-	(109)	4,218
Other income (loss)	(18,861)	-	(79)	25,716
General and administration expenses	2	(2)	17	1,555
Net income (loss)	$25,295	$6,243	$(6)	$28,598

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs as of September 30, 2016 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

FREMF Trusts			NLY Commercial Mortgage Trust			Residential Mortgage Loan Trust
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$724,035	18.4%	Illinois	$111,396	86.4%	California	$80,023	46.3%
North Carolina	537,375	13.6%	Oklahoma	17,500	13.6%	Texas	19,114	11.1%
Maryland	499,495	12.7%				Washington	10,734	6.3%
Florida	456,516	11.6%				Illinois	10,799	6.2%
Other (1)	1,723,146	43.7%				Florida	9,392	5.4%
						Other (1)	42,664	24.7%
Total	$3,940,567	100.0%	Total	$128,896	100.0%	Total	$172,726	100.0%

(1) No individual state greater than 5%

11.            FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its investments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets and liabilities in active markets.

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

Futures contracts are valued using quoted prices for identical instruments in active markets. Residential Investment Securities, interest rate swaps, swaptions and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Fair value estimates for residential mortgage loans are generated by a discounted cash flow model and are primarily based on observable market-based inputs including discount rates, prepayment speeds, delinquency levels, and credit losses. Management reviews and indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities, third party pricing services and/or other applicable market data.  Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Residential Investment Securities, residential mortgage loans, interest rate swap and swaption markets and MBS options are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Investment Securities, residential mortgage loans, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Investment Securities, residential mortgage loans, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.  Additionally, as discussed in the “Commercial Real Estate Investments” Note, Commercial real estate debt investments carried at fair value are classified as Level 2.

The fair value of securitized debt of consolidated VIEs is determined using the average of external vendor pricing services.
The Company classifies its investments in MSRs as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from internal models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to external valuations obtained from third-party pricing providers. Management reviews the valuations received from third-party pricing providers and uses them as a point of comparison to its internally modeled values. The valuation of MSRs requires significant judgment by management and the third-party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.

The following table presents the estimated fair values of investments measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Level 1	Level 2	Level 3	Total
September 30, 2016	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	73,476,105	$-	$73,476,105
Credit risk transfer securities	-	669,295	-	669,295
Non-Agency mortgage-backed securities	-	1,460,261	-	1,460,261
Residential mortgage loans	-	310,148	-	310,148
Mortgage servicing rights	-	-	492,169	492,169
Commercial real estate debt investments	-	4,319,077	-	4,319,077
Interest rate swaps	-	113,253	-	113,253
Other derivatives	26,985	60,936	-	87,921
Total assets	$26,985	$80,409,075	$492,169	$80,928,229
Liabilities:
Securitized debt of consolidated VIEs	$-	$3,712,821	$-	$3,712,821
Interest rate swaps	-	2,919,492	-	2,919,492
Other derivatives	70,784	2,661	-	73,445
Total liabilities	$70,784	$6,634,974	$-	$6,705,758

	Level 1	Level 2	Level 3	Total
December 31, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$65,718,224	$-	$65,718,224
Agency debentures	-	152,038	-	152,038
Credit risk transfer securities	-	456,510	-	456,510
Non-Agency mortgage-backed securities	-	906,722	-	906,722
Commercial real estate debt investments	-	2,911,828	-	2,911,828
Interest rate swaps	-	19,642	-	19,642
Other derivatives	12,443	9,623	-	22,066
Total assets	$12,443	$70,174,587	$-	$70,187,030
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,366,878	$-	$2,366,878
Interest rate swaps	-	1,677,571	-	1,677,571
Other derivatives	32,778	17,185	-	49,963
Total liabilities	$32,778	$4,061,634	$-	$4,094,412

Quantitative Information about Level 3 Fair Value Measurements

The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The following paragraph provides a general description of sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently of changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply.

For MSRs, in general, increases in the discount, prepayment or delinquency rates or in annual servicing costs in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s investments in MSRs, which in turn could result in a decline in the estimated fair value of MSRs. Refer to the Note titled “Mortgage Servicing Rights” for additional information.

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSRs. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2016
Range
Valuation Technique	Unobservable Input(1)	(Weighted Average )
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	6.3% - 43.2% (20.1%)
	Delinquency rate	0.0% - 8.0% (2.0%)
	Cost to service	$84 - $146 ($100)

(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

Fair Value Information about Financial Instruments Not Carried At Fair Value

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

The carrying value of the participation sold is based on the loan’s amortized cost. The fair value of the participation sold is based on the fair value of the underlying related commercial loan.

The following table summarizes the estimated fair value for financial assets and liabilities as of September 30, 2016 and December 31, 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

		September 30, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$2,382,188	$2,382,188	$1,769,258	$1,769,258
Agency mortgage-backed securities	2	73,476,105	73,476,105	65,718,224	65,718,224
Agency debentures	2	-	-	152,038	152,038
Credit risk transfer securities	2	669,295	669,295	456,510	456,510
Non-Agency mortgage-backed securities	2	1,460,261	1,460,261	906,722	906,722
Residential mortgage loans	2	310,148	310,148	-	-
Mortgage servicing rights	3	492,169	492,169	-	-
Commercial real estate debt investments	2	4,319,077	4,319,077	2,911,828	2,911,828
Commercial real estate debt and preferred equity, held for investment	3	1,070,197	1,069,089	1,348,817	1,350,968
Commercial loans held for sale, net	3	144,275	144,275	278,600	278,600
Corporate debt (1)	2	716,831	714,672	488,508	470,894
Interest rate swaps	2	113,253	113,253	19,642	19,642
Other derivatives	1,2	87,921	87,921	22,066	22,066

Financial liabilities:
Repurchase agreements	1,2	$61,784,121	$61,857,552	$56,230,860	$56,361,623
Other secured financing	1,2	3,804,742	3,806,477	1,845,048	1,846,095
Securitized debt of consolidated VIEs	2	3,712,821	3,712,821	2,540,711	2,541,193
Participation sold	2	12,976	12,908	13,286	13,138
Mortgage payable	3	327,632	346,718	334,707	339,849
Interest rate swaps	2	2,919,492	2,919,492	1,677,571	1,677,571
Other derivatives	1,2	73,445	73,445	49,963	49,963

(1) Includes a held-to-maturity debt security carried at amortized cost of $84.4 million and $74.7 million as of September 30, 2016 and December 31, 2015, respectively. The held-to-maturity debt security had a fair value of $84.6 million and $61.3 million as of September 30, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

12.      SECURED FINANCING

The Company had outstanding $61.8 billion and $56.2 billion of repurchase agreements with weighted average borrowing rates of 1.71% and 1.83%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of
128 days and 151 days as of September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	September 30, 2016
	Agency Mortgage-backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	-
2 to 29 days	25,761,193	250,347	496,798	-	26,508,338	0.99%
30 to 59 days	4,937,568	71,650	191,132	-	5,200,350	0.86%
60 to 89 days	6,057,659	-	115,939	-	6,173,598	0.85%
90 to 119 days	5,309,103	-	-	-	5,309,103	0.79%
Over 120 days(1)	18,297,615	-	-	295,117	18,592,732	1.39%
Total	$60,363,138	$321,997	$803,869	$295,117	$61,784,121	1.07%

	December 31, 2015
	Agency Mortgage-backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	-
2 to 29 days	20,123,464	83,664	260,359	-	20,467,487	0.69%
30 to 59 days	7,898,646	59,189	65,374	-	8,023,209	0.74%
60 to 89 days	4,046,593	-	78,833	-	4,125,426	0.74%
90 to 119 days	4,846,580	-	-	-	4,846,580	0.60%
Over 120 days(1)	18,557,715	-	31,015	179,428	18,768,158	1.33%
Total	$55,472,998	$142,853	$435,581	$179,428	$56,230,860	0.90%

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015. Refer to “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2016		December 31, 2015
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$500,000	$62,284,121	$-	$56,230,860
Amounts Offset	(500,000)	(500,000)	-	-
Netted Amounts	$-	$61,784,121	$-	$56,230,860

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. As of September 30, 2016, $3.6
billion matures beyond three years. As of December 31, 2015, $402.8 million matures within 90 days and $1.4 billion extends beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 0.65% and 0.59% at September 30, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $71.1 billion and $214.3 million, respectively, at September  30, 2016 and $62.3 billion and $171.7 million, respectively, at December 31, 2015.

13.          DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options, U.S. Treasury or Eurodollar futures contracts and certain forward purchase commitments to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its cash or Residential Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2016 and December 31, 2015:

Derivatives Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$113,253	$19,642
Interest rate swaptions	Other derivatives, at fair value	1,527	-
TBA derivatives	Other derivatives, at fair value	59,360	9,622
Futures contracts	Other derivatives, at fair value	26,986	12,444
Purchase commitments	Other derivatives, at fair value	48	-
		$201,174	$41,708

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$2,919,492	$1,677,571
Interest rate swaptions	Other derivatives, at fair value	2,105	-
TBA derivatives	Other derivatives, at fair value	547	17,185
Futures contracts	Other derivatives, at fair value	70,784	32,778
Purchase commitments	Other derivatives, at fair value	9	-
		$2,992,937	$1,727,534

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2016 and December 31, 2015:

September 30, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$4,552,383	1.74%	0.76%	2.77
3 - 6 years	9,675,000	1.92%	0.88%	4.14
6 - 10 years	7,363,550	2.34%	0.98%	7.81
Greater than 10 years	3,634,400	3.70%	0.67%	18.62
Total / Weighted Average	$25,225,333	2.25%	0.88%	6.89

December 31, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,240,436	1.85%	0.36%	1.80
3 - 6 years	11,675,000	1.82%	0.55%	4.25
6 - 10 years	11,635,250	2.44%	0.57%	7.92
Greater than 10 years	3,634,400	3.70%	0.43%	19.37
Total / Weighted Average	$30,185,086	2.26%	0.53%	7.02

(1)	There were no forward starting swaps as of September 30, 2016. Notional amount includes $500.0 million in forward starting pay fixed swaps as of December 31, 2015.
(2)	Excludes forward starting swaps.
(3)	There were no forward starting swaps as of September 30, 2016. Weighted average fixed rate on forward starting pay fixed swaps was 1.44% as of December 31, 2015.
The following table presents swaptions outstanding as of September 30, 2016. There were no swaptions as of December 31, 2015.

September 30, 2016	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$950,000	1.08%	3M LIBOR	2.24	2.77
Short	$(200,000)	3M LIBOR	1.54%	10.25	2.77

The following table summarizes certain characteristics of the Company’s TBA derivatives as of September 30, 2016 and December 31, 2015:

September 30, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,950,000	$16,671,196	$16,730,009	$58,813

December 31, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,761,000	$14,177,338	$14,169,775	$(7,563)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s futures derivatives as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(14,991,375)	2.00
U.S. Treasury futures - 5 year	-	(1,247,200)	4.42
Total	$-	$(16,238,575)	2.19

	December 31, 2015
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(7,000,000)	2.00
U.S. Treasury futures - 5 year	-	(1,847,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.92
Total	$-	$(9,502,800)	2.81

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty. The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of September 30, 2016 and December 31, 2015, respectively.

September 30, 2016		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$113,253	$(113,253)	$-	$-
Interest rate swaptions, at fair value	1,527	(1,527)	-	-
TBA derivatives, at fair value	59,360	(406)	-	58,954
Futures contracts, at fair value	26,986	(26,986)	-	-
Purchase commitments	48	-	-	48

Liabilities:
Interest rate swaps, at fair value	$2,919,492	$(113,253)	$(1,657,612)	$1,148,627
Interest rate swaptions, at fair value	2,105	(1,527)	-	578
TBA derivatives, at fair value	547	(406)	-	141
Futures contracts, at fair value	70,784	(26,986)	(43,798)	-
Purchase commitments	9	-	-	9

December 31, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$19,642	$(18,040)	$-	$1,602
TBA derivatives, at fair value	9,622	(7,367)	-	2,255
Futures contracts, at fair value	12,443	(10,868)	-	1,575

Liabilities:
Interest rate swaps, at fair value	$1,677,571	$(18,040)	$(913,576)	$745,955
TBA derivatives, at fair value	17,185	(7,367)	-	9,818
Futures contracts, at fair value	32,778	(10,868)	(21,910)	-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarters Ended:
September 30, 2016	$(124,572)	$1,337	$256,462
September 30, 2015	$(162,304)	$-	$(822,585)
Nine Months Ended:
September 30, 2016	$(402,809)	$(58,727)	$(1,148,478)
September 30, 2015	$(465,008)	$(226,462)	$(587,995)

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Quarter Ended September 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$174,086	$(78,677)	$95,409
Net interest rate swaptions	4,180	93	4,273
Futures	(47,035)	110,218	63,183
Purchase commitments	-	116	116
			$162,981

Quarter Ended September 30, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)

Net TBA derivatives (1)	$168,292	$81,560	$249,852
Net interest rate swaptions	(11,525)	11,519	(6)
Futures	(36,468)	(105,199)	(141,667)
			$108,179
(1) Includes options on TBA contracts.

Nine Months Ended September 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	492,450	66,376	$558,826
Net interest rate swaptions	4,180	93	4,273
Futures	(169,716)	(23,465)	(193,181)
Purchase Commitments	-	116	116
			$370,034

Nine Months Ended September 30, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$61,846	$91,773	$153,619
Net interest rate swaptions	(41,016)	35,634	(5,382)
Futures	(51,205)	(109,974)	(161,179)
			$(12,942)
(1) Includes options on TBA contracts.
Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at  September 30, 2016 was approximately $2.7 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

14.      CONVERTIBLE SENIOR NOTES

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

15.     COMMON STOCK AND PREFERRED STOCK

The Company’s authorized shares of capital stock, par value of $0.01 per share, consists of 1,945,437,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock, 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock and 11,500,000 shares classified as 7.625% Series E Cumulative Redeemable Preferred Stock.

(A)	Common Stock

At September 30, 2016 and December 31, 2015, the Company had issued and outstanding 1,018,857,866 and
935,929,561 shares of common stock, respectively, with a par value of $0.01 per share.

In July 2016, the Company issued 93.9 million shares of common shares as part of the consideration for the Hatteras Acquisition.

No options were exercised during the nine months ended September 30, 2016 and 2015.

During the nine months ended September 30, 2016, the Company raised $1.8 million, by issuing 172,000 shares, through the Direct Purchase and Dividend Reinvestment Program. During the nine months ended September 30, 2015, the Company raised $1.7 million, by issuing 168,000 shares, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2016 (“Repurchase Program”). During the nine months ended September 30, 2016, the Company repurchased 11,132,226 shares of its common stock under the Repurchase Program for an aggregate amount of $102.7 million. All common shares purchased were part of a publicly announced plan in open-market transactions.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2016 and 2015.

(B) Preferred Stock

At September 30, 2016 and December 31, 2015, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through September 30, 2016, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At September 30, 2016 and December 31, 2015, the Company had issued and outstanding 12,000,000 shares of Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2016, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At September 30, 2016 and December 31, 2015, the Company had issued and outstanding 18,400,000 shares of Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2016, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At September 30, 2016, the Company had issued and outstanding 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series E Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series E Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 27, 2017 (subject to the Company’s right under limited circumstances to redeem the Series E Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series E Preferred Stock was issued in July 2016 as part of the Hatteras Acquisition, refer to the “Acquisition of Hatteras” Note for additional information. Through September 30, 2016, the Company had declared and paid all required quarterly dividends on the Series E Preferred Stock.

The 7.875% Series A Preferred Stock, 7.625% Series C Preferred Stock, 7.50% Series D Preferred Stock and 7.625% Series E Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Nine Months Ended:
	September 30, 2016	September 30, 2015
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$857,223	$852,989
Distributions declared per common share	$0.90	$0.90
Distributions paid to common stockholders after period end	$269,111	$284,348
Distributions paid per common share after period end	$0.26	$0.30
Date of distributions paid to common stockholders after period end	October 31, 2016	October 30, 2015
Dividends declared to Series A Preferred stockholders	$10,944	$10,944
Dividends declared per Series A Preferred share	$1.477	$1.477
Dividends declared to Series C Preferred stockholders	$17,157	$17,157
Dividends declared per Series C Preferred share	$1.430	$1.430
Dividends declared to Series D Preferred stockholders	$25,875	$25,875
Dividends declared per Series D Preferred share	$1.406	$1.406
Dividends declared to Series E Preferred stockholders	$4,811	$-
Dividends declared per Series E Preferred share	$0.477	$-

16.            INTEREST INCOME AND INTEREST EXPENSE
The table below presents the components of the Company’s interest income and interest expense for the quarters and nine months ended September 30, 2016 and 2015.

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:	(dollars in thousands)
Residential Investment Securities	$493,226	$399,702	$1,203,793	$1,448,434
Residential mortgage loans	1,608	-	1,608	-
Commercial investment portfolio(1)	61,240	50,204	191,005	142,969
Reverse repurchase agreements	2,594	820	7,523	2,714
Total interest income	558,668	450,726	1,403,929	1,594,117
Interest expense:
Repurchase agreements	154,083	103,823	423,150	307,796
Convertible Senior Notes	-	-	-	29,740
Securitized debt of consolidated VIEs	12,046	6,111	32,305	14,468
Participation sold	157	161	472	479
Other	7,868	202	18,429	306
Total interest expense	174,154	110,297	474,356	352,789
Net interest income	$384,514	$340,429	$929,573	$1,241,328

(1) Includes commercial real estate debt, preferred equity and corporate debt.

17.            GOODWILL
At September 30, 2016 and December 31, 2015, goodwill totaled $71.8 million.

18.            NET INCOME (LOSS) PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters and nine months ended September 30, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands, except per share data)
Net income (loss)	$730,880	$(627,491)	$(415,697)	$(203,919)
Less: Net income (loss) attributable to noncontrolling interest	(336)	(197)	(883)	(436)
Net income (loss) attributable to Annaly	731,216	(627,294)	(414,814)	(203,483)
Less: Preferred stock dividends	22,803	17,992	58,787	53,976
Net income (loss) available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	708,413	(645,286)	(473,601)	(257,459)
Add: Interest on Convertible Senior Notes, if dilutive	-	-	-	-
Net income (loss) available to common stockholders, as adjusted	$708,413	$(645,286)	$(473,601)	$(257,459)
Weighted average shares of common stock outstanding-basic	1,007,607,893	947,795,500	953,301,855	947,732,735
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	355,513	-	-	-
Weighted average shares of common stock outstanding-diluted	1,007,963,406	947,795,500	953,301,855	947,732,735
Net income (loss) per share available (related) to common share:
Basic	$0.70	$(0.68)	$(0.50)	$(0.27)
Diluted	$0.70	$(0.68)	$(0.50)	$(0.27)

Options to purchase 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter and nine months ended September 30, 2016.

Options to purchase 1.7 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the quarter and nine months ended September 30, 2015.

19.       LONG-TERM STOCK INCENTIVE PLAN

The Company adopted the 2010 Equity Incentive Plan (the “Plan”), which authorizes the Compensation Committee of the Board to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.   The
Company had previously adopted a long term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”).  The Prior Plan authorized the Compensation Committee of the Board to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Nine Months Ended
	September 30, 2016		September 30, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,168,775	$15.34	2,259,335	$15.35
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(6,400)	14.69	(266,399)	15.24
Expired	(36,750)	12.90	(294,750)	17.07
Options outstanding at the end of period	1,125,625	$15.43	1,698,186	$15.07
Options exercisable at the end of period	1,125,625	$15.43	1,698,186	$15.07

The weighted average remaining contractual term was approximately 1.7 years and 2.8 years for stock options outstanding and exercisable as of September 30, 2016 and 2015, respectively.

As of September 30, 2016 and 2015, there was no unrecognized compensation cost related to nonvested share-based compensation awards.
20.      INCOME TAXES

For the quarter ended September 30, 2016 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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

During the quarter and nine months ended September 30, 2016, the Company recorded $1.9 million and $2.8 million, respectively, of income tax benefit for losses attributable to its TRSs.  During the quarter and nine months ended September 30, 2015, the Company recorded a net income tax benefit of $0.4 million and $8.0 million, respectively, for losses attributable to its TRSs.
The Company’s federal, state and local tax returns from 2013 and forward remain open for examination.

21.            LEASE COMMITMENTS AND CONTINGENCIES
Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. FIDAC had a lease for office space which commenced in October 2010 and expired in February 2016, which was not renewed.  The lease expense for each of the quarters ended September 30, 2016 and 2015 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $33.8 million.  The following table details the future lease payments.

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2016 (remaining)	$924
2017	3,697
2018	3,641
2019	3,565
2020	3,652
Later years	18,343
$33,822

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. There were no material contingencies as of September 30, 2016 and December 31, 2015.

22. RISK MANAGEMENT
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

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the path and volatility of future interest rates may adversely affect the performance and market value of the Company’s investments. This could negatively impact the Company’s book value. Furthermore, if the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its investments at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario analyses and utilizing a range of hedging strategies.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, CRT securities, other non-Agency mortgage-backed securities, whole loans, and corporate debt. MSR values may also be adversely impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and periodically assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

23.  RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. As of September 30, 2016 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of September 30, 2016 was $391.2 million with excess net capital of $390.9 million.
24.  RELATED PARTY TRANSACTIONS
Investment in Affiliate and Advisory Fees

In August 2015, FIDAC entered into an agreement with Chimera Investment Corporation (“Chimera”) to internalize the management of Chimera. As part of the agreement, the companies agreed to terminate the management agreement between FIDAC and Chimera effective August 5, 2015.

In connection with the transaction, Annaly and Chimera entered into a share repurchase agreement pursuant to which Chimera purchased the Company’s approximate 9.0 million shares of Chimera at an aggregate price of $126.4 million. The share repurchase agreement closed in August 2015.

For the quarter and nine months ended September 30, 2016, the Company did not record any advisory fees. For the quarter and nine months ended September 30, 2015, the Company recorded advisory fees from Chimera totaling $3.8 million and $24.8 million, respectively. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement. Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement).

Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the “Externalization”). The management agreement was effective as of July 1, 2013 and applicable for the entire 2013 calendar year and was subsequently amended on November 5, 2014 and April 11, 2016 (the management agreement, as amended and restated, is referred to as “Management Agreement”).

Pursuant to the terms of the Management Agreement, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of stockholders’ equity, as defined in the Management Agreement, for its management services. For the quarters ended September 30, 2016 and 2015, the compensation and management fee was $38.7 million and $37.5 million, respectively. For the nine months ended September 30, 2016 and 2015, the compensation and management fee was $111.8 million and $113.1 million, respectively. At September 30, 2016 and December 31, 2015, the Company had amounts payable to the Manager of $12.7 million and $12.1 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Management Agreement provides for a term ending December 31, 2016 with automatic two-year renewals unless at least two-thirds of the Company’s independent directors or the holders of a majority of the Company’s outstanding shares of common stock elect to terminate the agreement in their sole discretion for any or no reason. At any time during the term or any renewal term the Company may deliver to the Manager written notice of the Company’s intention to terminate the Management Agreement. The Company must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by the Company in its sole discretion.
Following the Externalization, the Company continues to retain employees at certain of the Company’s subsidiaries for regulatory or corporate efficiency reasons. All compensation expenses associated with such retained employees reduce the amount paid to the Manager.

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

We own a portfolio of primarily real estate related investments. We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

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

Annaly Middle Market Lending LLC (or MML)	Wholly-owned subsidiary that engages in corporate middle market lending transactions.
Hatteras Financial Corp. (or Hatteras)	Wholly-owned subsidiary that primarily engages in acquiring, owning and managing residential whole mortgage loans and MSRs.
RCap Securities, Inc. (or RCap)	Wholly-owned subsidiary that operates as a broker-dealer, and is a member of the Financial Industry Regulatory Authority (or FINRA).

For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Acquisition of Hatteras

As previously disclosed in our filings with the SEC, the acquisition of Hatteras, an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, closed on July 12, 2016 for an aggregate consideration to Hatteras common shareholders of approximately $1.5 billion. Annaly issued 93.9 million common shares as part of the consideration for the Hatteras Acquisition.

Refer to the note titled “Acquisition of Hatteras” located in Item 1. Financial Statements for additional details.

Business Environment

Financial market developments during the third quarter of 2016 were generally supportive of our residential and commercial investment securities portfolios. Security performance was helped by low volatility across markets and a modest rise in interest rates from multi-decade lows, continued monetary policy support, and strong demand for mortgage assets by both banks and foreigners. The share of equity capital related to our credit businesses remained roughly unchanged, although the portfolio assets grew modestly in an effort to further enhance portfolio diversification. Meanwhile, the agency MBS portfolio grew after the integration of the Hatteras adjustable-rate MBS portfolio.

In addition to sound performance of our assets, the dynamics related to 2a-7 money market reform, which saw a shift of nearly $1 trillion of assets from prime- to government-only money market funds, lowered secured funding rates relative to unsecured ones. As a result, our funding costs have fallen relative to payments received on our swap hedges, a net benefit to our business. Beyond the passing of the money market reform implementation date, we expect the spread between repo and LIBOR rates to contract somewhat, but remain elevated relative to historical levels.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Economic Environment

Throughout the third quarter of 2016, investors continued to face a weak growth and middling inflation environment in which asset prices remained supported by unprecedented central bank accommodation. Headline risks abroad abated somewhat during the third quarter of 2016, as U.S. growth appeared to improve from a weak first half and downside risk from abroad diminished. Early readings of third quarter of 2016 economic growth, as measured by real gross domestic product (or GDP) according to the Bureau of Economic Analysis, suggest that the U.S. economy expanded at a weak seasonally-adjusted annualized rate of 2.9%, compared to 1.4% in second quarter of 2016.

Amidst the modest increase in growth pace, unemployment rose slightly during third quarter of 2016, though remained around the Fed’s long-run target. The pace of hiring rebounded, as the economy added 196,000 jobs per month during the third quarter of 2016 according to the Bureau of Labor Statistics (or BLS), above the monthly average of 146,000 in the second quarter of 2016. Meanwhile, the unemployment rate reversed the drop in the second quarter of 2016 to rise to 5.0% from 4.9%, largely due to a slowing in the pace of retirements. Measures of wage growth remained stable through the third quarter of 2016, with average hourly earnings growth at 2.6% year-over-year, according to the BLS, while median workers saw a larger increase at 3.6% year-over-year, according to the Atlanta Fed.

Realized inflation remained below the Federal Reserve’s (or Fed’s) 2% target as measured by their official target, the headline Personal Consumer Expenditure Chain Price Index (or PCE), which rose 1.2% year-over-year in September compared to 0.9% in June. This measure continues to be weighed down by energy prices, but the impact of the large decline in oil prices in 2014/15 should fade in coming months. The more stable core PCE measure, which excludes food and energy prices, rose 1.7% year-over-year in 2016 compared to the 2015, an increase from 1.6% in June 2016. Market-based measures of inflation expectations rose over the third quarter of 2016, with the expected 10-year inflation rate increasing to 1.61% on September 30, 2016, from 1.44% at June 30, 2016.

During the third quarter of 2016, the Federal Open Market Committee (FOMC) maintained the federal funds rate target at a range of ¼ to ½ percent, while simultaneously reinvesting the runoff of its portfolio of U.S. Treasury and agency mortgage-backed securities. At their meeting on September 21, 2016, the Fed faced both diminished downside risks from abroad but also a series of reports which indicated little economic momentum, including an unchanged unemployment rate. They opted to once again delay raising interest rates, though not without contest: three FOMC voters dissented, wanting to hike, revealing a contentious meeting. The Minutes for the meeting, released October 12, 2016 revealed general agreement that another hike would be needed in the near-term should progress continue, raising the market's pricing for a hike by the end of the year to over 50%.

Interest rates rose by as much as 18 basis points led by the front end of the yield curve over the course of the third quarter of 2016, with relatively low volatility as global risks subsided but with little prospect of a growth pickup. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, narrowed 7 bps in the third quarter of 2016 to a level similar to one year ago as mortgages performed strongly in the low volatility environment.

The following table below presents interest rates at each date presented:

	September 30, 2016	December 31, 2015	September 30, 2015
30-Year mortgage current coupon	2.36%	3.00%	2.80%
Mortgage basis	77 bps	73 bps	76 bps
10-Year U.S. Treasury rate	1.59%	2.27%	2.04%

LIBOR:
1-Month	0.53%	0.43%	0.19%
6-Month	1.24%	0.84%	0.53%

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

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Some of these risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements”) and in Part I, Item 1A. “Risk Factors” of our most recent annual report on Form 10-K and subsequent quarterly reports on Form 10-Q.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the quarters and nine months ended September 30, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
Interest income	$558,668	$450,726	$1,403,929	$1,594,117
Interest expense	174,154	110,297	474,356	352,789
Net interest income	384,514	340,429	929,573	1,241,328
Realized and unrealized gains (losses)	412,906	(909,158)	(1,166,432)	(1,297,612)
Other income (loss)	29,271	(9,675)	13,226	(3,270)
General and administrative expenses	97,737	49,457	194,903	152,404
Income (loss) before income taxes	728,954	(627,861)	(418,536)	(211,958)
Income taxes	(1,926)	(370)	(2,839)	(8,039)
Net income (loss)	730,880	(627,491)	(415,697)	(203,919)
Net income (loss) attributable to noncontrolling interest	(336)	(197)	(883)	(436)
Net income (loss) attributable to Annaly	731,216	(627,294)	(414,814)	(203,483)
Dividends on preferred stock	22,803	17,992	58,787	53,976
Net income (loss) available (related) to common stockholders	$708,413	$(645,286)	$(473,601)	$(257,459)
Net income (loss) per share available (related) to common stockholders:
Basic	$0.70	$(0.68)	$(0.50)	$(0.27)
Diluted	$0.70	$(0.68)	$(0.50)	$(0.27)
Weighted average number of common shares outstanding:
Basic	1,007,607,893	947,795,500	953,301,855	947,732,735
Diluted	1,007,963,406	947,795,500	953,301,855	947,732,735

Other information:
Asset portfolio at period-end	$83,158,385	$72,441,744	$83,158,385	$72,441,744
Average total assets	$82,312,889	$75,442,184	$79,315,159	$79,478,853
Average equity	$12,411,839	$12,439,569	$12,096,902	$12,834,377
Leverage at period-end (1)	5.3:1	4.8:1	5.3:1	4.8:1
Economic leverage at period-end (2)	6.1:1	5.8:1	6.1:1	5.8:1
Capital ratio (3)	13.3%	14.0%	13.3%	14.0%
Annualized return on average total assets	3.55%	(3.33%)	(0.70%)	(0.34%)
Annualized return (loss) on average equity	23.55%	(20.18%)	(4.58%)	(2.12%)
Annualized core return on average equity (4)(5)	10.09%	9.67%	9.73%	10.12%
Net interest margin (6)	1.40%	1.27%	1.12%	1.54%
Core net interest margin (4)(5)	1.42%	1.65%	1.50%	1.68%
Average yield on interest earning assets	2.70%	2.48%	2.44%	2.77%
Core average yield on interest earning assets (4)(5)	2.72%	2.94%	2.88%	2.93%
Average cost of interest bearing liabilities	1.57%	1.65%	1.66%	1.63%
Net interest spread	1.13%	0.83%	0.78%	1.14%
Core net interest spread (4)(5)	1.15%	1.29%	1.22%	1.30%
Constant prepayment rate	15.9%	11.5%	12.5%	10.9%
Long-term constant prepayment rate (7)	14.4%	9.2%	14.4%	9.2%
Common stock book value per share	$11.83	$11.99	$11.83	$11.99
Core interest income (4)(5)	$562,559	$533,862	$1,661,811	$1,685,554
Economic interest expense (4)	$277,254	$248,041	$808,880	$787,638
Economic core net interest income (4)(5)	$285,305	$285,821	$852,931	$897,916
Core earnings (4)(5)	$312,893	$300,737	$886,826	$974,175
Core earnings per common share (4)(5)	$0.29	$0.30	$0.87	$0.97

(1)	Includes repurchase agreements, other secured financing, Convertible Senior Notes and non-recourse securitized debt, loan participation and mortgages payable.
(2)	Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
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

(7)	The change in CPR measures over prior periods largely reflect the change in portfolio mix due to the acquisition of Hatteras.

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements.  See “Non-GAAP Financial Measures” for further information.

GAAP
Net income (loss) was $730.9 million, which includes ($0.3) million attributable to a noncontrolling interest, or $0.70 per average basic common share, for the quarter ended September 30, 2016 compared to ($627.5) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.68) per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps and higher interest income and $72.6 million from a bargain purchase gain. Unrealized gains (losses) on interest rate swaps were $256.5 million for the quarter ended September 30, 2016 compared to ($822.6) million for the same period in 2015, reflecting higher forward interest rates for the quarter ended September 30, 2016 compared to lower forward interest rates for

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

the same period in 2015. Interest income increased $107.9 million to $558.7 million for the quarter ended September 30, 2016 compared to the same period in 2015, primarily due to higher coupon income resulting from increased Interest Earning Assets, primarily Agency mortgage-backed securities, acquired in connection with the Hatteras Acquisition.

Net income (loss) was ($415.7) million, which includes ($0.9) million attributable to a noncontrolling interest, or ($0.50) per average basic common share, for the nine months ended September 30, 2016 compared to ($203.9) million, which includes ($0.4) million attributable to a noncontrolling interest, or ($0.27) per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps and lower interest income. Unrealized gains (losses) on interest rate swaps were ($1.1) billion for the nine months ended September 30, 2016 compared to ($588.0) million for the same period in 2015, reflecting an unfavorable change in the fair value of interest rate swaps due to lower forward interest rates for the nine months ended September 30, 2016 compared to the same period in 2015. Interest income decreased $190.2 million to $1.4 billion for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to higher amortization expense reflecting higher projected long-term CPR on Residential Investment Securities, partially offset by higher interest income from the commercial investment portfolio.

Non-GAAP
Core earnings were $312.9 million, or $0.29 per average common share, for the quarter ended September 30, 2016 compared to $300.7 million, or $0.30 per average common share, for the same period in 2015. Core earnings increased during the quarter ended September 30, 2016 compared to the same period in 2015 primarily due to an increase in core interest income earned on higher Residential Investment Securities balances and a larger commercial investment portfolio, partially offset by higher interest expense due to an increase in average Interest Bearing Liabilities.

Core earnings were $886.8 million, or $0.87 per average common share, for the nine months ended September 30, 2016 compared to $974.2 million, or $0.97 per average common share, for the same period in 2015. Core earnings declined during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to higher amortization expense on Residential Investment Securities and higher interest expense due to an increase in average Interest Bearing
Liabilities, partially offset by increased interest income on a larger commercial investment portfolio.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP financial measures. Our presentation of non-GAAP financial measures has important limitations. Other market participants may calculate non-GAAP financial measures differently than we calculate them, making comparative analysis difficult.

Although we believe the presentation of non-GAAP financial measures provides insight into our financial position and performance excluding the effects of certain transactions, non-GAAP financial measures may have limited usefulness as an analytical tool.  Therefore, the non-GAAP financial measures should not be viewed in isolation and are not a substitute for financial measures computed in accordance with GAAP. The non-GAAP measurements include the following:

•	core earnings;
•	core earnings per common share;
•	annualized core return on average equity;
•	core interest income;
•	economic interest expense;
•	economic core net interest income;
•	core average yield on interest earning assets;
•	core net interest margin; and
•	core net interest spread.

Management relies on non-GAAP financial measures to evaluate the performance of the business. These non-GAAP measures provide additional detail to enhance investor understanding of period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers.

Additional information pertaining to our use of these non-GAAP financial measures, including discussion of how each such measure is useful to investors, and reconciliations to their most directly comparable GAAP results are provided below.

Core Earnings, Core Earnings Per Common Share and Annualized Core Return on Average Equity

One of our principal business objectives is to generate net income by earning a net interest spread

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

on our investment portfolio, which is a function of the interest income from our investment portfolio less financing, hedging and operating costs. Core earnings, which is comprised of interest income plus TBA dollar roll income, less financing and hedging costs and general and administrative expenses, is used by management to measure its progress in achieving this objective. Accordingly, core earnings excludes gains and losses on disposals of investments and termination of interest rate swaps, unrealized gains and losses on interest rate swaps and investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, the premium amortization adjustment (“PAA”), MSR amortization and certain non-recurring gains and losses.

We believe these measures provide management and investors with additional details regarding our underlying operating results and investment portfolio trends by (i) making adjustments to account for the disparate reporting of changes in fair value where certain instruments are reflected in GAAP net income (loss) while others are reflected in other comprehensive income (loss), and (ii) by excluding certain unrealized, non-cash or episodic components of GAAP net income (loss) in order to provide additional transparency into the operating performance of our portfolio. Annualized core return on average equity, which is calculated by dividing core earnings over average stockholders’ equity, provides investors with additional detail on the core earnings generated by our invested equity capital.

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented.

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands, except per share data)
GAAP net income (loss)	$730,880	$(627,491)	$(415,697)	$(203,919)
Less:
Realized (gains) losses on termination of interest rate swaps	(1,337)	-	58,727	226,462
Unrealized (gains) losses on interest rate swaps	(256,462)	822,585	1,148,478	587,995
Net (gains) losses on disposal of investments	(14,447)	7,943	(25,307)	(58,246)
Net (gains) losses on trading assets	(162,981)	(108,175)	(370,050)	12,961
Net unrealized (gains) losses on investments measured at fair value through earnings	(29,675)	24,501	24,351	40,466
Bargain purchase gain	(72,576)	-	(72,576)	-
Impairment of goodwill	-	-	-	22,966
Corporate acquisition related expenses (1)	46,724	-	48,887	-
Net (income) loss attributable to noncontrolling interest	336	197	883	436
Premium amortization adjustment cost (benefit)	3,891	83,136	257,882	91,437
Plus:
TBA dollar roll income (loss) (2)	90,174	98,041	252,882	253,617
MSR amortization (3)	(21,634)	-	(21,634)	-
Core earnings	$312,893	$300,737	$886,826	$974,175

GAAP net income (loss) per average common share	$0.70	$(0.68)	$(0.50)	$(0.27)
Core earnings per common share	$0.29	$0.30	$0.87	$0.97

(1)	Represents transaction costs incurred in connection with the Hatteras Acquisition.
(2)	Represents a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
(3)
Represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized (gains) losses on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

Core Interest Income, Economic Interest Expense and Economic Core Net Interest Income

Core interest income represents interest income excluding the effect of the, and serves as the basis for deriving core average yield on interest bearing assets, core net interest spread and core net interest margin, which are discussed below. We believe this measure provides management and investors with additional detail to enhance their understanding of our operating results and trends by excluding the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds related to Agency mortgage-backed securities (other than interest-only securities), which can obscure underlying trends in the performance of the portfolio.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus interest expense on interest rate swaps used to hedge the cost of funds, which is a component of Realized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the contractual interest payments on interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy.

Similarly, economic core net interest income, as computed below, provides investors with additional information to enhance their understanding of the net economics of our primary business operations.

The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Premium amortization expense	213,241	255,123	834,387	633,937
Less: PAA Cost (Benefit)	3,891	83,136	257,882	91,437
Premium amortization expense exclusive of PAA	209,350	171,987	576,505	542,500

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(per common share)
Premium amortization expense	0.21	0.27	0.88	0.67
Less: PAA Cost (Benefit) (1)	-	0.09	0.27	0.10
Premium amortization expense exclusive of PAA	0.21	0.18	0.61	0.57

(1)	PAA Cost (Benefit) for the quarter ended September 30, 2016 rounds to less than $0.01 per common share.

The following tables provide GAAP measures of interest income, interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Core Interest Income

	Total Interest Income	PAA Cost (Benefit)	Core Interest Income
Quarters Ended:	(dollars in thousands)
September 30, 2016	$558,668	$3,891	$562,559
September 30, 2015	$450,726	$83,136	$533,862
Nine Months Ended:
September 30, 2016	$1,403,929	$257,882	$1,661,811
September 30, 2015	$1,594,117	$91,437	$1,685,554

Economic Interest Expense and Economic Core Net Interest Income

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Core Net Interest Income
For the Quarters Ended:	(dollars in thousands)			(dollars in thousands)
September 30, 2016	$174,154	$103,100	$277,254	$384,514	$103,100	$281,414	$3,891	$285,305
September 30, 2015	$110,297	$137,744	$248,041	$340,429	$137,744	$202,685	$83,136	$285,821

Nine Months Ended:
September 30, 2016	$474,356	$334,525	$808,881	$929,573	$334,525	$595,048	$257,882	$852,930
September 30, 2015	$352,789	$434,849	$787,638	$1,241,328	$434,849	$806,479	$91,437	$897,916

(1)	A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of or for the periods presented.

Quarters Ended	Experienced CPR(1)	Projected Long term CPR(2)
September 30, 2016	15.9%	14.4%
September 30, 2015	11.5%	9.2%

Nine Months Ended	Experienced CPR(1)	Projected Long- term CPR(2)
September 30, 2016	12.5%	14.4%
September 30, 2015	10.9%	9.2%

(1) For the quarters and nine months ended September 30, 2016 and 2015, respectively.
(2) As of September 30, 2016 and 2015, respectively.

The change in CPR measures for the current periods compared with the prior periods also reflect the change in portfolio mix due to the acquisition of Hatteras.

Core Interest Income and Core Average Yield on Interest Earning Assets

We had average Interest Earning Assets of $82.7 billion and $72.6 billion, and the core average yield on Interest Earning Assets was 2.72% and 2.94% for the quarters ended September 30, 2016 and 2015, respectively.
We had average Interest Earning Assets of $76.8 billion and $76.6 billion, and the core average yield on Interest Earning Assets was 2.88% and 2.93% for the nine months ended September 30, 2016 and 2015, respectively.

Core interest income was $562.6 million for the quarter ended September 30, 2016, an increase of $28.7 million compared to $533.9 million for the same period in 2015, primarily due to higher coupon income resulting from increased Interest Earning Assets, primarily Agency mortgage-backed securities acquired in connection with the Hatteras Acquisition. Core interest income decreased by $23.7 million for the nine months ended September 30, 2016 compared the same period in 2015.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarters Ended:	(dollars in thousands)
September 30, 2016	$70,809,712	$69,314,660	$277,254	1.57%	0.51%	1.15%	(0.64%)	1.06%	0.42%
September 30, 2015	$59,984,298	$59,376,121	$248,041	1.65%	0.20%	0.51%	(0.31%)	1.45%	1.14%

For the Nine Months Ended:
September 30, 2016	$65,079,627	$69,314,660	$808,881	1.66%	0.46%	0.99%	(0.53%)	1.20%	0.67%
September 30, 2015	$64,542,221	$59,376,121	$787,638	1.63%	0.18%	0.44%	(0.26%)	1.45%	1.19%

(1) Economic interest expense includes interest expense on interest rate swaps.

Economic interest expense increased by $29.2 million to $277.3 million for the quarter ended September 30, 2016 compared to the same period in 2015. Economic interest expense for the nine months ended September 30, 2016 increased by $21.2 million to $808.9 million compared to the same period in 2015. The change in each period was primarily due to higher funding costs on Interest Bearing Liabilities partially offset by lower interest expense on interest rate swaps used to hedge cost of funds.

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

As of September 30, 2016 and December 31, 2015, 94% and 95%, respectively, of our debt represents repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

Economic Core Net Interest Income

The table below shows our average Interest Earning Assets, core interest income, core average yield on Interest Earning Assets, average Interest Bearing Liabilities, economic interest expense, average cost of Interest Bearing Liabilities, economic core net interest income, core net interest spread and core net interest margin for the periods presented.

Economic Core Net Interest Income

	Average Interest Earning Assets(1)	Core Interest Income(2)	Core Average Yield on Interest Earning Assets (2)	Average Interest Bearing Liabilities	Economic Interest Expense(3)	Average Cost of Interest Bearing Liabilities	Economic Core Net Interest Income(2) (3)	Core Net Interest Spread(2)	Core Net Interest Margin (4)
For the Quarters Ended:	(dollars in thousands)
September 30, 2016	$82,695,270	$562,559	2.72%	$70,809,712	$277,254	1.57%	$285,305	1.15%	1.42%
September 30, 2015	$72,633,314	$533,862	2.94%	$59,984,298	$248,041	1.65%	$285,821	1.29%	1.65%

For the Nine Months Ended:
September 30, 2016	$76,818,322	$1,661,811	2.88%	$65,079,627	$808,881	1.66%	$852,930	1.22%	1.50%
September 30, 2015	$76,595,623	$1,685,554	2.93%	$64,542,221	$787,638	1.63%	$897,916	1.30%	1.68%

(1)	Does not reflect unrealized gains/(losses).
(2)	Adjusted by the PAA.
(3)	Economic interest expense and economic core net interest income is net of interest expense on interest rate swaps used to hedge cost of funds.
(4)
Represents the sum of annualized economic core net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the quarters and nine months ended September 30, 2016 and 2015 were as follows:

	For the Quarters Ended,		For the Nine Months Ended,
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$133,227	$(984,889)	$(1,610,014)	$(1,279,465)
Net gains (losses) on disposal of investments	14,447	(7,943)	25,307	58,246
Net gains (losses) on trading assets	162,981	108,175	370,050	(12,961)
Net unrealized gains (losses) on investments measured at fair value through earnings	29,675	(24,501)	(24,351)	(40,466)
Bargain purchase gain	72,576	-	72,576	-
Impairment of goodwill	-	-	-	(22,966)
Total	$412,906	$(909,158)	$(1,166,432)	$(1,297,612)

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

For the Quarters Ended September 30, 2016 and 2015

Net gains (losses) on interest rate swaps for the quarter ended September 30, 2016 was $133.2 million compared to ($984.9) million for the same period in 2015. Unrealized gains (losses) on interest rate swaps for the quarter ended September 30, 2016 was $256.5 million compared to ($822.6) million for the same period in 2015, reflecting higher forward interest rates for the quarter ended September 30, 2016 compared to lower forward interest rates for the same period in 2015.

Net gains (losses) on disposal of investments was $14.4 million for the quarter ended September 30, 2016 compared with ($7.9) million for the same period in 2015. During the quarter ended September 30, 2016, we disposed of Residential Investment Securities with a carrying value of $3.8 billion for an aggregate net gain of $14.7 million. For the same period in 2015, we disposed of Residential Investment Securities with a carrying value of $3.7 billion for an aggregate net gain of $4.5 million.
Net gains (losses) on trading assets increased $54.8 million to $163.0 million for the quarter ended September 30, 2016 compared to the same period in 2015. Net gains (losses) on futures contracts was $63.2 million for the quarter ended September 30, 2016 compared with ($141.7) million for the same period in 2015. Net gains on TBA derivatives decreased $154.4 million to $95.4 million for the quarter ended September 30, 2016 compared with $249.9 million for the same period in 2015.
Net unrealized gains (losses) on investments measured at fair value through earnings was $29.7 million for the quarter ended September 30, 2016 compared to ($24.5) million for the same period in 2015. The change was primarily attributable to favorable valuations on interest-only mortgage-backed securities, MSRs, and certain commercial mortgage-backed securities for the quarter ended September 30, 2016 compared to the same period in 2015.

For the Nine Months Ended September 30, 2016 and 2015

Net losses on interest rate swaps increased by $330.5 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily attributable to an increase in unrealized losses on interest rate swaps of $560.5 million for the nine months ended September 30, 2016 compared to the same period in 2015, partially offset by a $167.7 million decrease in realized losses on termination of interest swaps for the nine months ended September 30, 2016 compared to the same period in 2015.

Net gains (losses) on disposal of investments was $25.3 million for the nine months ended September 30, 2016 compared with $58.2 million for the same period in 2015. During the nine months ended September 30, 2016, we disposed of Residential Investment Securities with a carrying value of $9.1 billion for an aggregate net gain of $24.9 million. For the same period in 2015, we disposed of Investment Securities with a carrying value of $21.1 billion for an aggregate net gain of $70.8 million.
Net gains (losses) on trading assets were $370.1 million for the nine months ended September 30, 2016 compared to ($13.0) million for the same period in 2015. Net gains on TBA derivatives increased $405.2 million to $558.8 million for the nine months ended September 30, 2016 compared with $153.6 million for the same period in 2015. In addition, net losses on futures contracts increased $32.0 million to ($193.2) million for the nine months ended September 30, 2016 compared with the same period in 2015.
Net unrealized gains (losses) on investments at fair value through earnings was ($24.4) million for the nine months ended September 30, 2016 compared to ($40.5) million for the same period in 2015. The change was primarily attributable to favorable valuations on residential credit investments, partially offset by higher losses on interest-only mortgage-backed securities.

Other Income (Loss)

We report in “Other income (loss)” items that are non-recurring in nature or whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. The composition of this line item consists of non-recurring revenues and expenses and certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, net servicing income on MSRs, operating and transaction costs as well as depreciation and amortization expense. Given the non-routine nature of certain components of this line item, balances may fluctuate from period to period.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

General and Administrative Expenses

General and administrative (or G&A) expenses consists of compensation expense, the management fee and other expenses.
The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarters Ended:	(dollars in thousands)
September 30, 2016	$97,737	0.47%	3.15%
September 30, 2015	$49,457	0.26%	1.59%

For the Nine Months Ended:
September 30, 2016	$194,903	0.33%	2.15%
September 30, 2015	$152,404	0.26%	1.58%

(1)	Includes $46.7 million and $48.9 million in Hatteras Acquisition related expenses for the quarter and nine months ended 2016, respectively.

G&A expenses increased $48.3 million to $97.7 million for the quarter ended September 30, 2016 compared to the same period in 2015. G&A expenses increased $42.5 million to $194.9 million for the nine months ended September 30, 2016 compared to the same period in 2015. The change in each period was primarily due to transaction costs recognized in connection with the Hatteras Acquisition of $46.7 million and $48.9 million for the quarter and nine months ended September 30, 2016, respectively.
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

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Unrealized gain	$1,180,275	$480,336
Unrealized loss	(60,598)	(857,932)
Net unrealized gain (loss)	$1,119,677	$(377,596)

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
The fair value of these securities being less than amortized cost as of September 30, 2016 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities and debentures are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 23.55% and (20.18%) for the quarters ended September
30, 2016 and 2015, respectively. Our annualized return (loss) on average equity was (4.58%) and (2.12%) for the nine months ended September 30, 2016 and 2015, respectively.

The table below shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarters Ended:
September 30, 2016	9.07%	16.63%	0.94%	(3.15%)	0.06%	23.55%
September 30, 2015	6.52%	(24.81%)	(0.31%)	(1.59%)	0.01%	(20.18%)
For the Nine Months Ended:
September 30, 2016	6.56%	(9.17%)	0.15%	(2.15%)	0.03%	(4.58%)
September 30, 2015	8.37%	(8.96%)	(0.03%)	(1.58%)	0.08%	(2.12%)

(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2)	Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $86.9 billion and $75.2 billion as of September 30, 2016 and December 31, 2015, respectively. The change was due to a $7.8 billion increase in Agency mortgage-backed securities primarily in connection with the Hatteras Acquisition, a $1.4 billion increase in commercial real estate debt investments, which includes assets held in consolidated VIEs, a $0.6 billion increase in cash and cash equivalents, a $1.1 billion increase in residential credit assets, and $0.5 billion increase in MSRs.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of September 30, 2016:

	Residential				Commercial
	Agency MBS(1)	TBAs	CRTs	Non-Agency MBS(2)	CRE Debt & Preferred Equity Investments	Loans Held for Sale	Investments in CRE	Corporate Debt	Total(3)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$73,968,274	$16,730,009	$669,295	$1,770,409	$5,389,274	$144,275	$500,027	$716,831	$83,158,385

Debt:
Repurchase agreements	60,363,138	15,950,000	321,997	803,869	295,117	-	-	-	61,784,121
Other secured financing	2,982,418	-	-	246,665	363,429	-	-	212,230	3,804,742
Securitized debt	-	-	-	50,937	3,661,884	-	-	-	3,712,821
Participation sold	-	-	-	-	12,976	-	-	-	12,976
Mortgages payable	-	-	-	-	-	-	327,632	-	327,632
Net Equity Allocated	$10,622,718	$780,009	$347,298	$668,938	$1,055,868	$144,275	$172,395	$504,601	$13,516,093

Net Equity Allocated (%)	78%	6%	3%	5%	8%	1%	1%	4%	100%	(4)
Debt/Net Equity Ratio	6.0:1	20.4:1	0.9:1	1.6:1	4.1:1	0.0:1	1.9:1	0.4:1	5.3:1	(5)

(1)	Includes MSRs.
(2)	Includes residential mortgage loans.
(3)	Excludes the TBA asset, debt and equity balances.
(4)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.
(5)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at September 30, 2016 and December 31, 2015 were backed by single-family mortgage loans. Substantially all of the mortgage assets underlying these mortgage-backed securities were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass-through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a reduction to interest income over the expected life of the related Interest Earning Assets. At September 30, 2016 and December 31, 2015 we had on our Consolidated Statements of Financial Condition a total of $188.9 million and $61.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $5.1 billion and $5.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).
We received mortgage principal repayments from Residential Investment Securities of $4.0 billion and $2.5 billion for the quarters ended September 30, 2016 and 2015, respectively. The weighted average experienced prepayment speed for the quarters ended September 30, 2016 and 2015 was 15.9% and 11.5%, respectively.  The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the quarters ended September 30, 2016 and 2015 was 14.4% and 9.2%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period.  Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Residential Investment Securities (other than interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$69,699,747	$62,764,045
Net Premium	3,405,942	3,301,510
Amortized Cost	73,105,689	66,065,555
Amortized Cost/Principal Amount	104.89%	105.26%
Carrying Value	74,289,423	65,680,037
Carrying Value / Principal Amount	106.58%	104.65%
Weighted Average Coupon Rate	3.56%	3.68%
Weighted Average Yield	2.55%	2.82%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$13,186,232	$3,623,673
Weighted Average Coupon Rate	2.77%	3.06%
Weighted Average Yield	2.01%	2.90%
Weighted Average Term to Next Adjustment	33 Months	57 Months
Weighted Average Lifetime Cap(2)	7.49%	9.15%
Principal Amount at Period End as % of Total Residential Investment Securities	18.92%	5.77%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$56,513,515	$59,140,372
Weighted Average Coupon Rate	3.74%	3.72%
Weighted Average Yield	2.67%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	81.08%	94.23%

Interest-Only Residential Investment Securities:
Notional Amount	$9,498,232	$10,310,577
Net Premium	1,514,808	1,649,742
Amortized Cost	1,514,808	1,649,742
Amortized Cost/Notional Amount	15.95%	16.00%
Carrying Value	1,316,238	1,553,457
Carrying Value/Notional Amount	13.86%	15.07%
Weighted Average Coupon Rate	3.87%	3.97%
Weighted Average Yield	4.74%	8.89%

(1)	Excludes interest-only mortgage-backed securities.
(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The tables below summarize certain characteristics of our residential credit portfolio as of September 30, 2016.

By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR(1)
(dollars in thousands)
Alt-A	$160,233	4.41%	7.21%	15.07%	5.90%
Prime	230,140	4.52%	1.55%	10.45%	2.50%
Subprime	549,754	1.91%	23.21%	19.96%	1.85%
Prime Jumbo (>=2010 Vintage)	160,370	3.50%	15.59%	-	24.41%
Prime Jumbo (>=2010 Vintage) Interest Only	11,329	0.39%	-	-	17.46%
Re-Performing Loan Securitizations	80,212	3.86%	45.17%	14.37%	3.34%
Agency Credit Risk Transfer	616,761	4.61%	1.02%	0.14%	18.89%
Private Label Credit Risk Transfer	52,534	6.06%	7.77%	1.42%	4.00%
Non-Performing Loan Securitizations	268,223	4.15%	51.52%	67.23%	1.35%
Total/Weighted Average	$2,129,556	2.70%	11.85%	11.87%	11.07%

(1)	Represents the 3 month voluntary prepayment rate (or VPR).

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$83,319	$76,914	$160,233
Prime	37,779	192,361	230,140
Subprime	189,236	360,518	549,754
Prime Jumbo (>=2010 Vintage)	149,870	10,500	160,370
Prime Jumbo (>=2010 Vintage) Interest Only	11,329	-	11,329
Re-Performing Loan Securitizations	80,212	-	80,212
Agency Credit Risk Transfer	-	616,761	616,761
Private Label Credit Risk Transfer	-	52,534	52,534
Non-Performing Loan Securitizations	264,735	3,488	268,223
Total/Weighted Average	$816,480	$1,313,076	$2,129,556

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest Only	Total
(dollars in thousands)
Alt-A	$18,628	$99,947	$41,658	$-	$160,233
Prime	107,269	122,871	-	-	230,140
Subprime	-	60,675	489,079	-	549,754
Prime Jumbo (>=2010 Vintage)	-	149,870	10,500	-	160,370
Prime Jumbo (>=2010 Vintage) Interest Only	-	-	-	11,329	11,329
Re-Performing Loan Securitizations	-	80,212	-	-	80,212
Agency Credit Risk Transfer	-	-	616,761	-	616,761
Private Label Credit Risk Transfer	-	-	52,534	-	52,534
Non-Performing Loan Securitizations	-	268,223	-	-	268,223
Total	$125,897	$781,798	$1,210,532	$11,329	$2,129,556

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of September 30, 2016.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of September 30, 2016, the interest rate swaps had a net fair value of ($2.8) billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$55,041,768	$6,742,353	$-	$-	$61,784,121
Interest expense on repurchase agreements(1)	229,100	53,408	-	-	282,508
Other secured financing	2,646	1,540	3,800,556	-	3,804,742
Interest expense on other secured financing(1)	30,661	61,323	41,627	-	133,611
Securitized debt of consolidated VIEs (principal)	-	-	-	3,695,502	3,695,502
Mortgages payable (principal)	18,446	23,375	-	289,125	330,946
Participation sold (principal)	12,908	-	-	-	12,908
Long-term operating lease obligations	3,389	7,250	7,415	15,768	33,822
Total	$55,338,918	$6,889,249	$3,849,598	$4,000,395	$70,078,160

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2016.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2016, we received $8.6 billion from principal repayments and $8.7 billion in cash from disposal of Residential Investment Securities, respectively. During the nine months ended September 30, 2015, we received $7.8 billion from principal repayments and $22.1 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements, or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain unconsolidated joint ventures.  In addition, we have  provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures.  We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability as of September 30, 2016.

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

Our capital policy defines the parameters and principles supporting a comprehensive capital management practice, including processes that effectively identify, measure and monitor risks impacting capital adequacy. Our capital assessment process considers the precision in risk measures as well as the volatility of exposures and the relative activities producing risk. Parameters used in modeling economic capital must align with our risk appetite.

Economic capital is our internal quantification of the risks inherent in our business and considers the amount of capital we need as a buffer to protect against risks.  Economic capital is considered the capital needed to remain solvent over a one-year period under extreme scenarios.

The major risks impacting capital applicable to us are liquidity, investment/market, credit, counterparty, operational. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and Item 1A. “Risk Factors” in quarterly reports on Form
 10-Q.

Capital requirements are based on maintaining levels above approved limits, ensuring that the quality of our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

capital appropriately reflects our asset mix, market and funding structure. As such we use a complement of capital metrics and related threshold levels to measure and analyze our capital from a magnitude and composition perspective. Our policy is to maintain an appropriate amount of available financial resources over the aggregate economic capital requirements.

Available Financial Resources (or AFR) is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

▪	Common and preferred equity
▪	Other forms of equity-like capital
▪	Surplus credit reserves over expected losses
▪	Other loss absorption instruments
In the event we fall short of our internal capital requirement limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	287,500	-
Common stock	10,189	9,359
Additional paid-in capital	15,578,677	14,675,768
Accumulated other comprehensive income (loss)	1,119,677	(377,596)
Accumulated deficit	(4,655,440)	(3,324,616)
Total stockholders’ equity	$13,253,662	$11,895,974

Common and Preferred Stock
The following table provides a summary of option and direct purchase activity for the periods presented:
	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Nine Months Ended:	(dollars in thousands)
September 30, 2016	-	$-	172,000	$1,795
September 30, 2015	-	$-	168,000	$1,724

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the nine months ended September 30, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA)
LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2016 or 2015.

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

Our debt-to-equity ratio at September 30, 2016 and December 31, 2015 was 5.3:1 and 5.1:1, respectively.  Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at September 30, 2016 and December 31, 2015 was 6.1:1 and 6.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities), was 13.3% and 13.7% at September 30, 2016 and December 31, 2015, respectively.
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

Governance

Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (or BRC) and Board Audit Committee (or BAC).  The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies, our risk appetite and our capital, liquidity and funding practices. The BAC is responsible for oversight

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

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

Counterparty Risk
Risk to earnings, capital or business resulting from counterparty's failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding and hedging activities.

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
Compliance, Regulatory and Legal Risk
Risk to earnings, capital, reputation of business arising from violations of, or nonconformance with internal and external applicable rules and regulations, losses resulting from lawsuits or adverse judgments, or from changes in the regulatory environment that may impact our business model.

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

Additionally, our wholly-owned subsidiary, RCap, provides direct access to third party funding as a FINRA member broker-dealer. RCap raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (FICC), with FICC acting as the central counterparty.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of September 30, 2016, the weighted average days to maturity was 128 days.

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
We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential and commercial investments through the FHLB and maintain a required margin balance. While a recent FHFA ruling requires captive insurance companies to terminate their FHLB membership, given the length of its membership, Truman has been granted a five-year sunset provision whereby its membership will expire in February 2021.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we maintain credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At September 30, 2016, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $73.1 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Residential investment securities that we pledge as collateral under the repurchase agreements, other secured financing and interest rate swaps did not materially change at September 30, 2016 compared to December 31, 2015, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended September 30, 2016.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
September 30, 2016	63,231,246	61,784,121	1,494,022	-
June 30, 2016	54,647,175	53,868,385	1,159,341	-
March 31, 2016	55,753,041	54,448,141	1,294,505	-
December 31, 2015	57,483,870	56,230,860	214,674	-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000
September 30, 2014	71,312,473	69,610,722	-	-

At September 30, 2016, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 211 days and the following remaining maturities and weighted average rates:

	September 30, 2016
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	0.00%	0.0%
2 to 29 days	26,508,338	0.99%	40.4%
30 to 59 days	5,202,996	0.85%	7.9%
60 to 89 days	6,173,598	0.85%	9.4%
90 to 119 days	5,309,103	0.79%	8.1%
Over 120 days(1)	22,394,828	1.29%	34.2%
Total	$65,588,863	1.05%	100.0%

(1) Approximately 16% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of September 30, 2016:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (3)
	(dollars in thousands)
Repurchase agreements	$61,784,121	1.07%	0.97%	128
Other secured financing (1)	3,804,742	0.80%	0.83%	1,560
Securitized debt of consolidated VIEs (2)	3,695,502	1.14%	1.29%	2,434
Participation sold (2)	12,908	5.58%	4.81%	213
Mortgages payable (2)	330,946	4.20%	4.42%	2,881
Total indebtedness	$69,628,219

(1)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.
(2)	Non-recourse to Annaly.
(3)	Determined based on estimated weighted-average lives of the underlying debt instruments.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of September 30, 2016:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$2,271,856	$110,332	$2,382,188
Investments, at carrying value:(1)
Agency mortgage-backed securities	67,902,771	6,046,140	73,948,911
Credit risk transfer securities	446,529	222,766	669,295
Non-Agency mortgage-backed securities	1,293,530	166,730	1,460,260
Residential mortgage loans	179,626	130,522	310,148
MSRs	2,200	489,969	492,169
Commerical real estate debt investments	4,319,077	-	4,319,077
Commercial real estate debt and preferred equity, held for investment	583,131	487,066	1,070,197
Commercial loans held for sale	-	144,275	144,275
Corporate debt	475,453	241,378	716,831
Total financial assets	$77,474,956	$8,038,395	$85,513,351

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk, asset type and ratings. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financing arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  The following table presents our liquid assets as a percentage of total assets as of September 30, 2016.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$2,382,188
Residential Investment Securities(2)	76,078,466
Residential mortgage loans	310,148
Commercial real estate debt investments	365,927
Commercial real estate debt and preferred equity, held for investment	459,612
Commercial loans held for sale	144,275
Corporate debt	466,099
Total liquid assets	$80,206,715

Percentage of liquid assets to total assets	92.29%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $73.4 billion of assets that have been pledged as collateral against existing liabilities as of September 30, 2016. Please refer to the Encumbered and Unencumbered Assets table for related information.

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

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$2,382,188	$-	$-	$-	$2,382,188
Agency mortgage-backed securities (principal)	403,781	-	2,778,381	64,291,718	67,473,880
Credit risk transfer securities (principal)	-	-	33,000	608,531	641,531
Non-Agency mortgage-backed securities (principal)	40,000	172,943	360,661	1,010,732	1,584,336
Residential mortgage loans (principal)	-	-	-	301,957	301,957
Commercial real estate debt investments (principal)	-	-	-	4,305,085	4,305,085
Corporate debt (principal)	-	-	-	725,801	725,801
Commercial real estate debt and preferred equity (principal)	136,895	242,685	580,973	114,465	1,075,018
Commercial loans held for sale (principal)	-	-	145,000	-	145,000
Total financial assets	$2,962,864	$415,628	$3,898,015	$71,358,289	$78,634,796

Financial Liabilities:
Repurchase agreements	$37,882,286	$17,159,482	$6,742,353	$-	$61,784,121
Other secured financing	2,646	-	1,540	3,800,556	3,804,742
Securitized debt of consolidated VIE (principal)	-	-	-	3,695,502	3,695,502
Participation sold (principal)	81	12,827	-	-	12,908
Total financial liabilities	$37,885,013	$17,172,309	$6,743,893	$7,496,058	$69,297,273

Maturity gap	$(34,922,149)	$(16,756,681)	$(2,845,878)	$63,862,229	$9,337,521

Cumulative maturity gap	$(34,922,149)	$(51,678,830)	$(54,524,708)	$9,337,521

Interest rate sensitivity gap	$(20,139,262)	$(7,339,011)	$2,886,220	$33,929,574	$9,337,521

Cumulative rate sensitivity gap	$(20,139,262)	$(27,478,273)	$(24,592,053)	$9,337,521

Cumulative rate sensitivity gap as a % of total rate sensitive assets	(25.61%)	(34.94%)	(31.27%)	11.87%

The methodologies we employ for evaluating interest rate risk include an analysis of our interest rate gap, measurement of the duration and convexity of our portfolio and sensitivities to interest rates and spreads.
Stress Testing

We utilize liquidity stress testing to ensure we have sufficient liquidity under a variety of scenarios and stresses. These stress tests assist with the management of our pool of liquid assets and influence our current and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

future funding plans. Our stress tests are modeled over both short-term and longer term horizons. The stresses applied include market-wide and firm-specific stresses.

Liquidity Management Policies

We utilize a comprehensive liquidity framework to inform our liquidity risk management practices including monitoring and measurement, along with well-defined key limits. Both quantitative and qualitative targets are utilized to measure the ongoing stability and condition of the liquidity position, and include the level and composition of unencumbered assets, as well as both short-term and long-term sustainability of the funding composition under stress conditions.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected economic net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2016 and various estimates regarding prepayments and all activities are made at each level of rate shock. The economic net interest income simulations incorporate the interest expense effect of rate resets on assets, liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate	Projected Percentage Change in Economic Net Interest Income(1)	Estimated Percentage Change in Portfolio Value(2)	Estimated Change as a % on NAV(2)(3)
-75 Basis Points	(21.8%)	0.5%	3.1%
-50 Basis Points	(14.9%)	0.4%	2.3%
-25 Basis Points	(8.2%)	0.2%	1.3%
Base Interest Rate	-	-	-
+25 Basis Points	5.4%	(0.3%)	(1.7%)
+50 Basis Points	10.5%	(0.6%)	(3.8%)
+75 Basis Points	13.4%	(1.1%)	(6.6%)

MBS Spread Shock	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(2)(3)
-25 Basis Points	1.3%	8.2%
-15 Basis Points	0.8%	4.9%
-5 Basis Points	0.3%	1.6%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(1.6%)
+15 Basis Points	(0.8%)	(4.8%)
+25 Basis Points	(1.3%)	(8.0%)

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate management committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate management committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of September 30, 2016 and December 31, 2015 was as follows:

Asset Portfolio (using balance sheet values)
Category	September 30, 2016	December 31, 2015
Agency mortgage-backed securities(1)	88.4%	90.3%
Agency debentures	-%	0.2%
Credit risk transfer securities	0.8%	0.6%
Residential mortgage loans	1.8%	-%
Mortgage servicing rights	0.4%	-%
Non-Agency mortgage-backed securities	0.6%	1.2%
Commercial real estate(2) (3)	7.1%	7.0%
Corporate debt	0.9%	0.7%

(1)	Including TBAs held for delivery.
(2)	Net of unamortized origination fees.
(3)	Including commercial loans held for sale, net.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

The following table summarizes our exposure to counterparties by geography as of September 30, 2016:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	17	$46,997,444	$(2,066,651)	$3,260,953
Europe	11	10,204,382	(739,588)	833,296
Asia (non-Japan)	1	307,623	-	19,312
Japan	4	4,274,672	-	264,194
Total	33	$61,784,121	$(2,806,239)	$4,377,755

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage REITs that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the CFTC, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage REITs, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage REIT to the public, and identification of the entity as a mortgage REIT in its federal tax filings with the Internal Revenue Service.  While we disagree that the CFTC’s position that mortgage REITs that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

Critical Accounting Policies and Estimates

Our critical accounting policies that require us to make significant judgments or estimates are described below.  For more information on these critical accounting policies and other significant accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Valuation of Financial Instruments

Residential Investment Securities

There is an active market for our Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities.  Since we primarily invest in securities that can be valued using actively quoted prices, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal market values are determined using quoted prices from the TBA security market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities.  All internal market values are compared to external pricing sources and/or dealer quotes for reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

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

Use of Estimates

The use of GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Core Earnings and Core Earnings Per Common Share
Non-GAAP financial measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains or losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, the premium amortization adjustment resulting from the quarter-over-quarter change in estimated long-term CPR, MSR amortization, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of dollar roll income (a component of Net gains (losses) on trading assets).

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

Financial Industry Regulatory Authority (FINRA)
FINRA is a non-governmental organization tasked with regulating all business dealings conducted between dealers, brokers and all public investors.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Fixed-Rate Mortgage
A mortgage featuring level monthly payments, determined at the outset, which remain constant over the life of the mortgage.

Fixed Income Clearing Corporation (FICC)
The FICC is an agency that deals with the confirmation, settlement and delivery of fixed-income assets in the U.S. The agency ensures the systematic and efficient settlement of U.S. Government securities and mortgage-backed security transactions in the market.

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

Interest Earning Assets
Refers to Residential Investment Securities, residential mortgage loans, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt investments, commercial real estate debt and preferred equity interests and corporate debt. Average Interest Earning Assets is based on daily balances.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Mortgage Servicing Rights (MSRs)
Contractual agreements constituting the right to service an existing mortgage where the holder receives the benefits and bears the costs and risks of servicing the mortgage.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

From time-to-time, we are involved in various claims and legal actions arising in the ordinary course of business. At September 30, 2016, we were not party to any pending material legal proceedings.

ITEM 1A.            RISK FACTORS

Other than the following risk factors, there have been no material changes to the risk factors disclosed in Item 1A – Risk Factors of our most recent annual report on Form 10-K, and subsequent quarterly reports on Form 10-Q. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those disclosed below and those previously disclosed in our most recent annual report on Form 10-K and subsequent quarterly reports on Form 10-Q or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

•
Our subsidiary’s status as a Fannie Mae, Freddie Mac and Ginnie Mae approved servicer is subject to compliance with each of their respective selling and servicing guidelines, minimum capital and liquidity requirements and other conditions they may impose from time to time at their discretion.  The failure to meet such guidelines and conditions could result in the unilateral termination of our subsidiary’s status as an approved servicer.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 5, 2015 we announced that our Board of Directors authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. No shares were repurchased during the quarter ended September 30, 2016. As of September 30, 2016, the maximum dollar value of shares that may yet be purchased under this plan was $783.0 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

ITEM 6.         EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

4.1
Articles Supplementary designating the Registrant’s 7.625% Series E Cumulative Redeemable Preferred Stock, Liquidation preference $25.00  (incorporated by reference to Exhibit 3.12 to the Registrant’s Form 8-A filed with the Securities and Exchange Commission on July 12, 2016).

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

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2016 (Unaudited) and December 31, 2015 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2015); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2016 and 2015; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2016 and 2015; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: November 3, 2016	By: /s/ Kevin G. Keyes Kevin G. Keyes Chief Executive Officer, President and Director (Principal Executive Officer)

Dated: November 3, 2016	By: /s/ Glenn A. Votek Glenn A. Votek Chief Financial Officer (Principal Financial Officer)