Form 10-K
period 2016-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2017-02-23
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

(212) 696-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share	New York Stock Exchange
7.875% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.50% Series D Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.625% Series E Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐

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
Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
               
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☑

At June 30, 2016, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $10.2 billion, based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange.

The number of shares of the Registrant’s Common Stock outstanding on February 10, 2017 was 1,018,949,713.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

PART I

ITEM 1.      BUSINESS

“Annaly,” “we,” “us,” or “our” refers to Annaly Capital Management, Inc. and our wholly-owned subsidiaries, except where it is made clear that the term means only the parent company.

Refer to the section titled “Glossary of Terms” located at the end of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” for definitions of certain of the commonly used terms in this annual report on Form 10-K.
The following description of our business should be read in conjunction with the Consolidated Financial Statements and the related Notes thereto, and the information set forth under the heading “Special Note Regarding Forward-Looking Statements” in Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Business Overview

Annaly is a leading real estate finance company whose principal objectives are to generate net income for distributions to its stockholders from its investments and capital preservation. Annaly is a Maryland corporation that has elected to be taxed as a real estate investment trust (or REIT). Annaly is externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the ticker symbol “NLY”. Since our founding in 1997, we have strived to generate net income for distribution to our stockholders and preserve capital through the prudent selection and management of our investments.

We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities
Acquisition of Hatteras Financial Corp.
As previously disclosed in our filings with the Securities Exchange Commission (or SEC), the acquisition of Hatteras Financial Corp. (or Hatteras and such acquisition, the Hatteras Acquisition), an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, closed on July 12, 2016 for an aggregate consideration to Hatteras common stockholders of $1.5 billion, consisting of $1.0 billion in equity consideration and $521.1 million in cash consideration. Annaly issued 93.9 million common shares as part of the consideration for the Hatteras Acquisition.

Refer to the note titled “Acquisition of Hatteras” located in Item 15. “Exhibits, Financial Statement Schedules” for additional details.

Investment Groups
Our investment groups are primarily comprised of the following:

Investment Groups	Description
Agency	Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
Residential Credit	Invests primarily in non-Agency mortgage-backed assets within securitized products and residential mortgage loan markets.
Commercial Real Estate	Originates and invests in commercial mortgage loans, securities, and other commercial real estate investments.
Middle Market Lending	Provides customized debt financing to middle-market businesses.

We have made significant investments in our business as part of the diversification of our investment strategy. Our operating platform has expanded in support of our diversification strategy, and has included investments in systems, infrastructure and personnel. Our operating platform supports our investments in Agency and residential credit assets, commercial real estate, residential mortgage loans, mortgage servicing rights (or MSRs), and corporate loans. The diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential resulting opportunities.

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
Investment Strategy and Capital Allocation Policy

Our principal business objectives are (1) to generate net income for distribution to our stockholders from our investments and (2) capital preservation.

We seek to achieve attractive risk-adjusted returns and preservation of capital over the long term through investment in a diversified portfolio of target assets. Under our capital allocation policy, subject to oversight by our board of directors (or Board), we may allocate our investments within our target asset classes as we determine to be appropriate from time to time. The following target assets have been approved for investment under our capital allocation policy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Residential	Commercial
➢ Agency mortgage-backed securities	➢ Commercial real estate, including:
➢ To-be-announced forward contracts (or TBAs)	Commercial mortgage loans
➢ Agency debentures	Commercial mortgage-backed securities
➢ Residential credit investments, including:	Preferred equity
Residential mortgage loans	Other real estate-related debt investments
Residential mortgage-backed securities	Real property
Agency or private label credit risk sharing transactions	➢ Corporate debt including loans and securities of middle market companies
➢ Mortgage Servicing Rights

Our Board may adopt changes to our capital allocation policy and targeted assets in its discretion.

The nature of our assets and our operations are intended to meet our REIT qualification requirements and our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (or Investment Company Act).

Our Portfolio and Capital Allocation

Our portfolio composition and capital allocation as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
Category	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Agency mortgage-backed securities and debentures (2)	89.3%	80%	90.5%	77%
Residential credit investments	2.9%	7%	1.8%	5%
Commercial
Commercial real estate	6.9%	9%	7.0%	14%
Corporate debt	0.9%	4%	0.7%	4%

(1)	Capital allocation represents the percentage of stockholders’ equity invested in each category.
(2)	Includes MSRs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

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

Our Board has reviewed and approved the investment and operating policies and strategies that support our risk appetite statement established by our Manager and set forth in this Form 10-K. Our Board has the power to modify or waive these policies and strategies to the extent that our Board, in its discretion, determines that the modification or waiver is in the best interests of our stockholders. Among other factors, market developments in the market which affect our policies and strategies or which change our assessment of the market may cause our Board to revise our policies and strategies.

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

Target Assets

Within the confines of the risk appetite statement, we seek to generate the highest risk-adjusted returns on capital invested, after consideration of the following:

•	The amount, nature and variability of anticipated cash flows from the asset across a variety of interest rate, yield spread, financing cost, credit loss and prepayment scenarios;
•	The liquidity of the asset;

•	The ability to pledge the asset to secure collateralized borrowings;

•	When applicable, the credit of the underlying borrower;

•	The costs of financing, hedging and managing the asset;

•	The impact of the asset to our REIT compliance and our exemption from registration under the Investment Company Act; and

•	The capital requirements associated with the purchase and financing of the asset.

We target the purchase and sale of the assets listed below as part of our investment strategy. Our targeted assets and asset acquisition strategy may change over time as market conditions change and as our business evolves.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Targeted Asset Class	Description
Residential
Agency mortgage-backed securities
Our primary investments consist of Agency pass-through certificates, collateralized mortgage obligations (or CMOs) issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae and other securities such as interest-only securities and inverse floaters. These securities are backed by single-family or multi-family residences with loan maturities typically ranging from 15 to 40 years and may have fixed or floating coupons.

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

Residential credit investments
We invest in residential credit investments including: investments in single-family and multi-family privately-issued certificates that are not issued by one of the Agencies, securities backed by a pool of non-performing or re-performing loans, Agency risk sharing transactions issued by Fannie Mae and Freddie Mac and similarly structured transactions arranged by third party market participants, individual residential mortgage loans and pools of residential mortgage loans.

Mortgage Servicing Rights	Through our subsidiary Hatteras, we invest in MSRs and utilize duly licensed subservicers to perform substantially all servicing functions for the underlying loans.
Commercial
Commercial real estate
Through our subsidiary Annaly Commercial Real Estate Group, Inc., we originate and acquire commercial real estate debt including commercial mortgage loans, commercial mortgage-backed securities, B-notes, mezzanine loans, preferred equity and other commercial real estate-related debt investments. We also acquire real property for current cash flow, long-term appreciation and earnings growth. In implementing this strategy, we continually evaluate potential acquisition opportunities. These acquisitions may come through joint venture interests or from other equity investments. Although we continuously review our acquisition pipeline, there is not a specific metric that we apply to acquisitions that are under consideration, and our analysis may vary based on property type, transaction structure and other factors.

Corporate debt	Through our subsidiary Annaly Middle Market Lending LLC (or MML), we invest a percentage of our assets directly in the ownership of corporate loans and debt securities for middle market companies.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

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

We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements.  We also finance certain commercial real estate investments with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with national broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2016, we had $65.2 billion of repurchase agreements outstanding.

Additionally, our wholly-owned subsidiary, RCap Securities, Inc. (or RCap), provides direct access to bi-lateral and triparty funding as a FINRA member broker-dealer. As an eligible institution, RCap also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (or FICC), with FICC acting as the central counterparty. Since its inception in 2008, RCap has provided us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of December 31, 2016, the weighted average days to maturity was 96 days.

We maintain access to FHLB funding through our captive insurance subsidiary Truman Insurance Company LLC (or Truman). We finance eligible Agency, residential and commercial investments through the FHLB. While a January 2016 Federal Housing Finance Agency (or FHFA) ruling requires captive insurance companies to terminate their FHLB membership, given the length of its membership Truman has been granted a five year sunset provision whereby its membership is scheduled to expire in February 2021. We believe our business objectives align well with the mission of the FHLB System.  While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period.

We utilize diverse funding sources to finance our commercial investments. In addition to FHLB funding, we may utilize bilateral borrowing facilities, securitization funding and, in the case of equity investments in commercial real estate, mortgage financing.

We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1, which is generally lower than our leverage ratio had been prior to 2007. For purposes of calculating this ratio, our economic debt is equal to the sum of recourse debt, TBA derivative notional outstanding and net forward purchases.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

The following table presents our leverage, economic leverage and capital ratios at December 31, 2016 and 2015.

	2016	2015
Leverage ratio	5.8:1	5.1:1
Economic leverage ratio	6.4:1	6.0:1
Capital ratio	13.1%	13.7%

Operating Platform

We maintain a flexible and scalable operating platform to support the management and maintenance of our diverse asset portfolio. We have invested in our infrastructure to enhance resiliency, efficiency and leveragability while also ensuring coverage of our target assets. Our information technology applications span the portfolio life-cycle including pre-trade analysis, trade execution and capture, trade settlement and financing, monitoring, and financial accounting and reporting.

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

Risk Management

Risk is a natural element of our business. Effective risk management is of critical importance to the success of the firm. The objective of our risk management framework is to measure, monitor and manage the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk.  For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Management Agreement

We have entered into a management agreement with the Manager pursuant to which our management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by our Board (the “Externalization”). The Management Agreement was effective as of July 1, 2013 and was amended on November 5, 2014 and amended and restated on April 12, 2016 (the management agreement, as amended and restated, is referred to as “Management Agreement”).

The Management Agreement’s current term ends on December 31, 2018 and will automatically renew for successive two-year terms unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock elect to terminate the agreement in their sole discretion and for any or no reason. At any time during the term or any renewal term we may deliver to the Manager written notice of our intention to terminate the Management Agreement. We must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to us prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by us in our sole discretion.

Under the Management Agreement, the Manager, subject to the supervision and direction of our Board, is responsible for (i) the selection, purchase and sale of assets for our investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising our financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to our assets and operations as may be appropriate.  In exchange for the management services, we pay the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage us, and paying all compensation and benefit expenses associated with such personnel.  All compensation and benefit expenses paid by us to individuals employed by certain of our subsidiaries reduces the management fee.  We do not pay the Manager any incentive fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Executive Officers

Our executive officers are provided and compensated by our Manager. The following table sets forth certain information as of February 10, 2017 concerning our executive officers:

Name	Age	Title
Kevin G. Keyes	49	Chief Executive Officer and President
Wellington J. Denahan	53	Chairman of the Board and Executive Chairman
Glenn A. Votek	58	Chief Financial Officer
R. Nicholas Singh	58	Chief Legal Officer and Secretary
David L. Finkelstein	44	Chief Investment Officer
Timothy P. Coffey	43	Chief Credit Officer

Kevin G. Keyes is Chief Executive Officer and President of Annaly and a member of the Board. Mr. Keyes has served as President of Annaly since October 2012 and as its Chief Executive Officer since September 2015.  Mr. Keyes previously served as Chief Strategy Officer and Head of Capital Markets of Annaly from September 2010 until October 2012.  Mr. Keyes joined Annaly as a Managing Director in 2009 and was appointed to the Board in November 2012.  Mr. Keyes has over 20 years of capital markets and investment banking experience.  He joined Annaly from Bank of America Merrill Lynch where he served in various senior management and business origination roles since 2005. Prior to that, Mr. Keyes had worked at Credit Suisse First Boston from 1997 until 2005 in various capital markets roles and at Morgan Stanley Dean Witter from 1990 until 1997 in various investment banking positions.  Mr. Keyes has a B.A. in Economics and a B.S. in Business Administration (ALPA Program) from the University of Notre Dame.

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
Glenn A. Votek has served as Chief Financial Officer of Annaly since August 2013.  Mr. Votek served as Chief Financial Officer of Fixed Income Discount Advisory Company (FIDAC) from August 2013 until October 2015. Mr. Votek joined Annaly in May 2013 from CIT Group where he had been an Executive Vice President and Treasurer since 1999 and President of Consumer Finance since 2012. Prior to that, Mr. Votek worked at AT&T and its finance subsidiary from 1986 until 1999 in various financial management roles. Mr. Votek has a B.S. in Finance and Economics from the University of Arizona/Kean College and a M.B.A. in Finance from Rutgers University.

R. Nicholas Singh is Chief Legal Officer and Secretary of Annaly.  Mr. Singh joined Annaly in February 2005.  Mr. Singh also served as Chief Legal Officer and Secretary of FIDAC from February 2005 until October 2015.  From 2001 until he joined Annaly, he was a partner in the law firm of McKee Nelson LLP.  Mr. Singh has a B.A. from Carleton College, a M.A. from Columbia University and a J.D. from American University. Mr. Singh will be retiring effective March 1, 2016 and will be succeeded as Chief Legal Officer and Secretary by Anthony C. Green, Annaly’s current Deputy General Counsel.

David L. Finkelstein has served as Chief Investment Officer of Annaly since November 2016. Mr. Finkelstein previously served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

policy advisor for the MBS purchase program. Mr. Finkelstein has over 20 years of experience in fixed income investment. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein received his B.A. from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.

Timothy P. Coffey has served as Chief Credit Officer of Annaly since January 2016. Mr. Coffey served as Annaly’s Head of Middle Market Lending from 2010 until January 2016. Mr. Coffey has over 20 years of experience in leveraged finance and has held a variety of origination, execution, structuring and distribution positions. Prior to joining Annaly in 2010, Mr. Coffey served as Managing Director and Head of Debt Capital Markets in the Leverage Finance Group at Bank of Ireland. Prior to that, Mr. Coffey held positions at Scotia Capital, the holding company of Saul Steinberg’s Reliance Group Holdings, and SC Johnson International. Mr. Coffey received his B.A. in Finance from Marquette University.

Employees

Effective July 1, 2013, all of Annaly’s employees were terminated by us and were hired by the Manager. However, a limited number of employees of our subsidiaries remain as employees of our subsidiaries for regulatory or corporate efficiency reasons. As of December 31, 2016, our subsidiaries had 41 employees and the Manager had 148 employees.  All compensation expenses we incur in connection with the employees of our subsidiaries reduce the management fee. For information about the management fee, see the discussion in the “Management Agreement” section.

Regulatory Requirements

We have elected, organized and operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (or the Code). So long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries (or TRSs), consists of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).
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

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Financial institutions have been subject to increasing regulation and supervision in the U.S. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (or Dodd-Frank Act), which was enacted in July 2010, significantly altered the financial regulatory regime within which financial institutions operate. The implications of the Dodd-Frank Act for our business depend to a large extent on the rules that have been or will be adopted by the Federal Reserve Board, the FDIC, the SEC, the Commodity and Futures Trading Commission (or CFTC) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementation of the rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

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
Item 1. Business

Corporate Governance

We strive to conduct our business in accordance with the highest ethical standards and in compliance with applicable governmental laws, rules and regulations.

•	Our Board is composed of a majority of independent directors, and our key Board committees are composed exclusively of independent directors.
•	Our independent directors annually select an independent director to serve as lead independent director.
•
We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business. This code is applicable to our directors, officers and employees as well as those of our Manager and subsidiaries.

•	We have adopted Corporate Governance Guidelines which, in conjunction with the charters of our Board committees, provide the framework for the governance of our company.
•
We have procedures by which any employee, officer or director may raise concerns confidentially about our company’s conduct, accounting, internal controls or auditing matters with the lead independent director, the independent directors, or the chair of the Audit Committee or through our company’s whistleblower phone hotline.

•
We have an Insider Trading Policy that prohibits our directors, officers and employees, including employees of our Manager, as well as those of our subsidiaries from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others.  Our Insider Trading Policy prohibits our officers and employees, from (1) pledging our stock as collateral for a loan or (2) engaging in any hedging transactions with respect to our equity securities held by them.

•
Our Board has instituted expansive employee stock ownership guidelines, pursuant to which more than 40% of our employees, including employees of our Manager, as well as those of our subsidiaries, are asked to purchase predetermined amounts of Company common stock in the open market.

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

Also posted on our website, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Risk Committee, Compensation Committee, and Nominating/Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

Our Investor Relations Department can be contacted at:

Annaly Capital Management, Inc.
1211 Avenue of the Americas
New York, New York 10036
Attn: Investor Relations
Telephone: 888-8ANNALY
E-mail: investor@annaly.com.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

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

Our investment in new business strategies and new assets is inherently risky, and could disrupt our ongoing businesses.
To date a significant portion of our total assets have consisted of Agency mortgage-backed securities and Agency debentures which carry an implied or actual “AAA” rating. Nevertheless, pursuant to the ongoing diversification of our assets, we also acquire assets of lower credit quality.
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
Such endeavors may involve significant risks and uncertainties, including credit risk, diversion of management from current operations, expenses associated with these new investments, inadequate return of capital on our investments, and unanticipated issues not discovered in our due diligence of such strategies and assets. Because these new ventures are inherently risky, no assurance can be given that such strategies will be successful and will not materially adversely affect our reputation, financial condition, and operating results.
Our strategy involves the use of leverage, which increases the risk that we may incur substantial losses.

We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks.

Because of our leverage, we may incur substantial losses if our borrowing costs increase. The reasons our borrowing costs may increase include, but are not limited to, the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•	short-term interest rates increase;
•	the market value of our investments decreases;
•	the "haircut" applied to our assets under the repurchase agreements we are party to increases;
•	interest rate volatility increases;
•	the availability of financing in the market decreases; or
•
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
One or more of our lenders could be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce our liquidity. Furthermore, if any of our potential lenders or existing lenders is unwilling or unable to provide us with financing or if we are not able to renew or replace maturing borrowings, we could be forced to sell our assets at an inopportune time when prices are depressed. Our business, results of operations and financial condition may be materially adversely affected by disruptions in the financial markets.  We cannot assure you, under such extreme conditions, that these markets will remain an efficient source of long-term financing for our assets.  If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available.  Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders and are, therefore, not able to retain significant amounts of our earnings for new investments.  We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us.  If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the market price of our common stock and our ability to make distributions to our stockholders.  Moreover, our ability to grow will be dependent on our ability to procure additional funding.  To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

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

The Federal Reserve owns approximately $1.7 trillion of Agency mortgage-backed securities as of December 31, 2016.  The Federal Reserve's current policy is to reinvest principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of Agency mortgage-backed securities,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

we expect that during periods in which the Federal Reserve purchases significant volumes of Agency mortgage-backed securities, yields on Agency mortgage-backed securities may be lower and refinancing volumes may be higher than they would have been absent the Federal Reserve’s large scale purchases. As a result, returns on Agency mortgage-backed securities may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of Agency mortgage-backed securities or if they decide to sell some or all of their holdings of Agency mortgage-backed securities, the pricing of our Agency mortgage-backed securities portfolio may be adversely affected.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of Agency mortgage-backed securities.

The interest and principal payments we expect to receive on the Agency mortgage-backed securities in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Principal and interest payments on Ginnie Mae certificates are directly guaranteed by the U.S. government. Principal and interest payments relating to the securities issued by Fannie Mae and Freddie Mac are only guaranteed by each respective Agency.

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications. If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

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

For example, as a result of the financial market conditions beginning in the summer of  2007, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or were impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Further increased volatility and deterioration in the markets for mortgages and mortgage-related assets as well as the broader financial markets may adversely affect the performance and market value of our Agency mortgage-backed securities.  If these conditions exist, institutions from which we seek financing for our investments may tighten their lending standards or become insolvent, which could make it more difficult for us to obtain financing on favorable terms or at all.  Our profitability and financial condition may be adversely affected if we are unable to obtain cost-effective financing for our investments.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these assets.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us..  Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.
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
We rely primarily on short-term borrowings to acquire interest earning assets with long-term maturities. Some of the interest earning assets we acquire are adjustable-rate interest earning assets.  This means that their interest rates may vary over time based upon changes in an objective index, such as:
•	LIBOR. The rate banks charge each other for short-term Eurodollar loans.
•	Treasury Rate. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Our book value would be reduced by the amount of decreases in the market value of our interest earning assets.
We may experience declines in the market value of our assets resulting in us recording impairments, which may have an adverse effect on our results of operations and financial condition.
A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under U.S. generally accepted accounting principles (or GAAP).  For a discussion of the assessment of OTTI, see the section titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.” The determination as to whether an OTTI exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, borrower, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers.  There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

Our hedging strategies may be costly, and may not hedge our risks as intended.

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, Treasury futures and other derivative transactions to help us mitigate our interest rate and prepayment risks described above.  We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell to-be-announced forward contracts on Agency mortgage-backed securities, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.

Our use of derivatives may expose us to counterparty and liquidity risks.

The CFTC has issued and continues to issue new rules regarding swaps and swaptions, under the authority granted to it pursuant to the Dodd-Frank Act. These new rules change, but do not eliminate, the risks we face in our hedging activities.

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

Most swaps must be cleared through a DCO. Most swaps must be or are traded on a Swap Execution Facility. We bear additional fees for use of the DCO. We also bear fees for use of the Swap Execution Facility, and bear increased risk of trade errors. Because the standardized swaps available on Swap Execution Facilities and cleared through DCOs are not as customizable as the swaps available before the implementation of Dodd-Frank Act, we may bear additional basis risk from hedge positions that do not exactly reflect the interest rate risk on the asset being hedged.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Accounting rules for valuations of investments, mortgage loan sales and securitizations, investment consolidations, acquisitions of real estate and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to prepare our financial statements in a timely fashion. Our inability to prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly
The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
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
Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems.  We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach, and it is likely that other financial institutions have experienced more breaches than have been detected and reported. There is no assurance that we,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

We may pursue growth through acquisitions of other companies or other strategic initiatives.  To the extent we pursue strategic investments or acquisitions, undertake other strategic initiatives or consider new lines of business, we will face numerous risks and uncertainties, including risks associated with:
•	the availability of suitable opportunities;
•	the level of competition from other companies that may have greater financial resources;
•	our ability to value potential acquisition opportunities accurately and negotiate acceptable terms for those opportunities;
•	the required investment of capital and other resources;
•	the lack of availability of financing and, if available, the terms of any financings;
•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
•	the diversion of management’s attention from our core businesses;
•	assumption of liabilities in any acquired business;
•	the disruption of our ongoing businesses;
•	the increasing demands on or issues related to the combining or integrating operational and management systems and controls;
•	compliance with additional regulatory requirements; and
•	costs associated with integrating and overseeing the operations of the new businesses.
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

Risks Related To Our Credit Assets
We invest in securities in the credit risk transfer sector that are subject to mortgage credit risk.

We invest in securities in the credit risk transfer (or CRT) sector.  The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae (CAS) and Freddie Mac (or STACR), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities.  The holder of the securities in the CRT sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

A prolonged economic slowdown or declining real estate values could impair the assets we may own and adversely affect our operating results.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

In the event of a default on one of our commercial mortgage loans or residential mortgage loans that we hold in our portfolio or a mortgage loan underlying CRT or non-Agency mortgage-backed securities in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed on the mortgage, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure. Delinquencies and defaults on mortgage loans for which we own the servicing rights will adversely affect the amount of servicing fee income we receive and may result in increased servicing costs and operational risks due to the increased complexity of servicing delinquent and defaulted mortgage loans. If an investor in the mortgage loans for which we own the servicing rights determines that the rate of delinquencies or defaults for the loans it owns is unacceptable, we bear the risk of losing the right to service the related mortgage loans which could adversely affect our revenues, business prospects and financial condition.

Geographic concentration exposes investors to greater risk of default and loss.
Repayments by borrowers and the market value of the related assets could be affected by economic conditions generally or specific to geographic areas or regions of the United States, and concentrations of mortgaged commercial and residential properties in particular geographic areas may increase the risk that adverse economic or other developments or natural or man-made disasters affecting a particular region of the country could increase the frequency and severity of losses on mortgage loans secured by those properties.  From time to time, regions of the United States experience significant real estate downturns when others do not.  Regional economic declines or conditions in regional real estate markets could adversely affect the income from, and market value of, the mortgaged properties.  In addition, local or regional economies may be adversely affected to a greater degree than other areas of the country by developments affecting industries concentrated in such area.  A decline in the general economic condition in the region in which mortgaged properties securing the related mortgage loans are located would result in a decrease in consumer demand in the region, and the income from and market value of the mortgaged properties may be adversely affected.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

There is no assurance that borrowers have maintained or will maintain the insurance required under the mortgage loan documents or that such insurance will be adequate.  In addition, since the mortgage loans generally do not require maintenance of terrorism insurance, we cannot assure you that any property will be covered by terrorism insurance.  Therefore, damage to a mortgaged property caused by acts of terror may not be covered by insurance and may result in substantial losses to us.

We may incur losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we may suffer a loss. Conversely, some of our loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

From time to time we find it necessary or desirable to foreclose on loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

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

Before acquiring a commercial or residential real estate asset, we will assess the strengths and weaknesses of the borrower, originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to us, including our third party service providers and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful.
When we foreclose on an asset, we may come to own and operate the property securing the loan, which would expose us to the risks inherent in that activity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Local governments have taken steps to consider how the power of eminent domain could be used to acquire residential mortgage loans and there can be no certainty whether any mortgage loans sought to be purchased will be mortgage loans held in securitization trusts and what purchase price would be paid for any such mortgage loans. Any such actions could have a material adverse effect on the market value of our mortgage-backed securities, mortgage loans and MSRs. There is also no certainty as to whether any such action without the consent of investors would face legal challenge, and, if so, the outcome of any such challenge.

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

We own assets secured by real estate and own real estate directly through direct purchases or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•	acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	adverse changes in national and local economic and market conditions;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	the potential for uninsured or under-insured property losses; and
•	environmental conditions of the real estate.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•	changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;
•	declines in regional or local real estate values;
•	declines in regional or local rental or occupancy rates;
•	increases in interest rates, real estate tax rates and other operating expenses;
•	tenant mix;
•	success of tenant businesses and the tenant’s ability to meet their lease obligations;
•	property management decisions;
•	property location, condition and design;
•	competition from comparable types of properties;
•	changes in laws that increase operating expenses or limit rents that may be charged;
•	costs of remediation and liabilities associated with environmental conditions;
•	the potential for uninsured or underinsured property losses;
•	changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;
•	acts of God, terrorist attacks, social unrest and civil disturbances;
•	the nonrecourse nature of the mortgage loans;
•	litigation and condemnation proceedings regarding the properties; and
•	bankruptcy proceedings.

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
A borrower’s ability to repay a mortgage loan on its stated maturity date typically will depend upon its ability either to refinance the mortgage loan or to sell the mortgaged property at a price sufficient to permit repayment.  A borrower’s ability to achieve either of these goals will be affected by a number of factors, including:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•	the availability of, and competition for, credit for commercial real estate projects, which fluctuate over time;
•	the prevailing interest rates;
•	the net operating income generated by the mortgaged properties;
•	the fair market value of the related mortgaged properties;
•	the borrower’s equity in the related mortgaged properties;
•	significant tenant rollover at the related mortgaged properties;
•	the borrower’s financial condition;
•	the operating history and occupancy level of the related mortgaged property;
•	reductions in applicable government assistance/rent subsidy programs;
•	changes in zoning or tax laws;
•	changes in competition in the relevant location;
•	changes in rental rates in the relevant location;
•	changes in government regulation and fiscal policy;
•	the state of fixed income and mortgage markets;
•	the availability of credit for multi-family and commercial properties;
•	prevailing general and regional economic conditions; and
•	the availability of funds in the credit markets which fluctuates over time.

Whether or not losses are ultimately sustained, any delay in the collection of a balloon payment on the maturity date will likely extend the weighted average life of our investment.
The B-Notes that we originate and acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may originate and acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes typically are secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.
The mezzanine loan assets that we originate and acquire involve greater risks of loss than senior loans.

We originate and acquire mezzanine loans, which take the form of subordinated loans secured by a pledge of the ownership interests of the entity that owns the interest in the entity owning the property. These types of assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
The real estate investments we currently own and expect to acquire will be illiquid.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Risks Related To Our Residential Credit Business
Our investments in non-Agency mortgage-backed securities (including re-performing loans (or RPL) / non-performing loans (or NPL) which we have acquired in recent periods) or other investment assets of lower credit quality, including our investments in seasoned re-performing and non-performing residential whole loans, involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency mortgage-backed securities, residential whole loans and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We may acquire residential whole loans that we purchase together with the related MSRs. We rely on unaffiliated servicing companies to service and manage the mortgages underlying our Non-Agency mortgage-backed securities and our residential whole loans. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated.
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

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks ownership of residential mortgage loans in the U.S., as well as the identity of the associated servicer and subservicer. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or other parties with whom we contract to do business or from whom we acquire assets, may choose to use MERS as a nominee. The MERS System is widely used by participants throughout the mortgage finance industry.

Over the last several years, there have been legal challenges disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include the Consumer Financial Protection Bureau’s “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (or HOEPA) prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with these laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Because the Manager is owned by members of our management, the management agreement was developed by related parties.  Although our independent directors, who are responsible for protecting our and our stockholders’ interests with regard to the management agreement, had the benefit of external financial and legal advisors, they did not have the benefit of arm’s-length advice from our executive officers.  The terms of the management agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party.  In addition, particularly as a result of our relationship with the principal owners and employees of the Manager, who are members of our management, our directors may determine that it is in the best interests of our stockholders not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

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

The Manager receives a management fee from us that is based on a percentage of our stockholders’ equity, regardless of the performance of our investment portfolio (except to the extent that performance affects our stockholders’ equity).  For example, we pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to provide attractive risk-adjusted returns for our investment portfolio.  This in turn could limit our ability to make distributions to our stockholders and affect the market price of our common stock.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes under Sections 856 through 860 of the Code.  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws.  We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service (IRS) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase Agency or non-Agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute our own stock, see below, or (iv) distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excise tax in a particular year. These scenarios could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
We may in the future distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect to all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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
A REIT cannot invest more than 25% (20% for taxable years beginning after December 31, 2017) of its total assets in the stock or securities of one or more TRSs; therefore, our taxable subsidiaries cannot constitute more than 25% (20% for taxable years beginning after December 31, 2017) of our total assets.
A TRS is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and with which we jointly elect TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
The stock and securities of our TRSs are expected to represent less than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets.  Furthermore, we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the above-described limitation.  We cannot assure you, however, that we will always be able to comply with the limitation so as to maintain REIT status.
TRSs are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a TRS can pay to its parent REIT may be limited by REIT gross income tests.
A TRS must pay income tax at regular corporate rates on any income that it earns.  Our TRSs will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to us.  Such income, however, is not required to be distributed.
Moreover, the annual gross income tests that must be satisfied to ensure REIT qualification may limit the amount of dividends that we can receive from our TRSs and still maintain our REIT status.  Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a TRS.  If, for any taxable year, the dividends we received from our TRSs, when added to our other items of non-real estate related income, represented more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.
The limitations imposed by the REIT gross income tests may impede our ability to distribute assets from our TRSs to us in the form of dividends.  Certain asset transfers may, therefore, have to be structured as purchase and sale transactions upon which our TRSs recognize a taxable gain.

If interest accrues on indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a TRS are entered into on other than arm’s-length terms, the REIT may be subject to a penalty tax.
If interest accrues on an indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, the REIT is subject to tax at a rate of 100% on the excess of (i) interest payments made by a TRS to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate.  A tax at a rate of 100% is also imposed on any transaction between a TRS and its parent REIT to the extent the transaction gives rise to deductions to the TRS that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms.  While we will scrutinize all of our transactions with our TRSs in an effort to ensure that we do not become subject to these taxes, there is no assurance that we will be successful.  We may not be able to avoid application of these taxes.
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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. Government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 25% (20% for the taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMOs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid the prohibited transaction tax.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. In addition, according to publicly released statements, a top legislative priority of the Trump administration and of the next Congress may be significant reform of the Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell Agency mortgage-backed securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of counsel substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of real estate assets, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of an interest in mortgages on real property. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of counsel is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of counsel, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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
The market price of our shares of common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:
•	actual or anticipated variations in our quarterly operating results or business prospects;
•	changes in our earnings estimates or publication of research reports about us or the real estate industry;
•	an inability to meet or exceed securities analysts' estimates or expectations;
•	increases in market interest rates;
•	hedging or arbitrage trading activity in our shares of common stock;
•	capital commitments;
•	changes in market valuations of similar companies;
•	adverse market reaction to any increased indebtedness we incur in the future;
•	additions or departures of management personnel;
•	actions by institutional stockholders or activist investors;
•	speculation in the press or investment community;
•	changes in our distribution policy;
•	general market and economic conditions; and
•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
•
Ownership limit.    The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than 9.8% of our preferred stock without the consent of our Board.

•
Preferred Stock.    Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

•
Maryland business combination statute.    Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

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
Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of our common stock are anticipated to constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:
•
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and

•
to the extent that we (or a part of us, or a disregarded subsidiary of ours) are a "taxable mortgage pool," or if we hold residual interests in a real estate mortgage investment conduit, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

Regulatory Risks
Loss of Investment Company Act exemption would adversely affect us.
We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act.  If we were to become subject to the Investment Company Act, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as we currently conduct it.
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (or Qualifying Real Estate Assets) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by this provision of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.
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
On August 31, 2011, the SEC issued a concept release titled “Companies Engaged in the Business of Acquiring Mortgages and Mortgage-Related Instruments” (SEC Release No. IC-29778).  In this concept release, the SEC announced it was reviewing interpretive issues related to the Section 3(c)(5)(C) exemption.  Among other things, the SEC requested comments on whether it should revisit whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates are the type of entities that Congress intended to be encompassed by the exclusion provided by Section 3(c)(5)(C).  The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions.
If the SEC changes its views regarding which securities are Qualifying Real Estate Assets or real estate related assets, adopts a contrary interpretation with respect to Agency Whole Pool Certificates or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.
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

For a description of the commercial real estate properties we own as part of our investment portfolio, refer to the section titled “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits, Financial Statement Schedules.”

ITEM 3.         LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At December 31, 2016, we were not party to any pending material legal proceedings.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of February 10, 2017, we had 1,018,949,713 shares of common stock issued and outstanding which were held by approximately 401,000 beneficial holders.
The following table sets forth, for the periods indicated, the high, low, and closing prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	2016				2015
	High	Low	Close	Common Dividends Declared Per Share	High	Low	Close	Common Dividends Declared Per Share
First quarter	$10.48	$8.25	$10.26	$0.30	$11.09	$10.29	$10.40	$0.30
Second quarter	$11.13	$10.16	$11.07	$0.30	$10.55	$9.19	$9.19	$0.30
Third quarter	$11.29	$10.33	$10.50	$0.30	$10.59	$9.17	$9.87	$0.30
Fourth quarter	$10.50	$9.83	$9.97	$0.30	$10.35	$8.98	$9.38	$0.30

On February 10, 2017, the last reported sale price of our common stock on the New York Stock Exchange was $10.52 per share.

Dividends

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2016, we have paid full cumulative dividends on our preferred stock.
Share Performance Graphs
The following graphs and tables set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT index, an industry index of mortgage REITs.  The comparisons are for the three-, five- and ten-year periods ended December 31, 2016 and assume the reinvestment of dividends.  Each graph and table assumes that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. The three-year and ten-year periods are presented in addition to the five-year period required by the SEC because they provide additional perspectives that management believes are of interest to our stockholders. The three-year period provides a view of share performance that aligns with the tenure of the current investment team, which has been in place since the beginning of 2014, and the ten-year period provides a long-term view of share performance. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Five-Year Share Performance

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Annaly Capital Management, Inc.	100	101	82	99	97	116
S&P 500 Index	100	116	153	174	176	197
BBG Reit Index	100	119	117	139	126	153

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Three-Year Share Performance

	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Annaly Capital Management, Inc.	100	120	118	140
S&P 500 Index	100	114	115	129
BBG Reit Index	100	119	108	131

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Ten-Year Share Performance

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Annaly Capital Management, Inc.	100	138	136	171	203	208	210	171	207	202	241
S&P 500 Index	100	106	67	84	97	99	115	151	172	174	195
BBG Reit Index	100	55	33	42	51	50	60	59	70	64	77

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
During the year ended December 31, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

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

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
Statement of Comprehensive Income Data:	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Interest income	$2,210,951	$2,170,697	$2,632,398	$2,918,127	$3,259,145
Interest expense	657,752	471,596	512,659	624,714	667,172
Net interest income	1,553,199	1,699,101	2,119,739	2,293,413	2,591,973
Realized and unrealized gains (losses)	84,204	(1,021,351)	(2,791,399)	1,598,445	(695,601)
Other income (loss)	44,144	(13,717)	44,044	78,134	110,999
General and administrative expenses	250,356	200,240	209,338	232,081	235,559
Income (loss) before income taxes and noncontrolling interest	1,431,191	463,793	(836,954)	3,737,911	1,771,812
Income taxes	(1,595)	(1,954)	5,325	8,213	35,912
Net income (loss)	1,432,786	465,747	(842,279)	3,729,698	1,735,900
Net income (loss) attributable to noncontrolling interest	(970)	(809)	(196)	-	-

Net income (loss) attributable to Annaly	1,433,756	466,556	(842,083)	3,729,698	1,735,900
Dividends on preferred stock	82,260	71,968	71,968	71,968	39,530
Net income (loss) available (related) to common stockholders	$1,351,496	$394,588	$(914,051)	$3,657,730	$1,696,370
Net income (loss) per share available (related) to common stockholders:
Basic	$1.39	$0.42	$(0.96)	$3.86	$1.74
Diluted	$1.39	$0.42	$(0.96)	$3.74	$1.71
Weighted average number of common shares outstanding:
Basic	969,787,583	947,062,099	947,539,294	947,337,915	972,902,459
Diluted	970,102,353	947,276,742	947,539,294	995,557,026	1,005,755,057

Other Financial Data:
Total assets	$87,905,046	$75,190,893	$88,355,367	$81,922,460	$133,452,295
Total equity	$12,575,972	$11,905,922	$13,333,781	$12,405,055	$15,924,444
Dividends declared per common share	$1.20	$1.20	$1.20	$1.50	$2.05

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "anticipate," "continue," or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financings; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (or REIT) for federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “Annaly,” “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the section titled “Glossary of Terms” located at the end of this Item 7 for definitions of commonly used terms in this annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Overview

We are a leading real estate finance company whose principal business objectives are to generate net income for distribution to our stockholders from our investments and capital preservation. We are a Maryland corporation that has elected to be taxed as a REIT. We are externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.” Since our founding in 1997, we have strived to generate net income for distribution to our stockholders through the prudent selection and management of our investments.

We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

For a full discussion of our business, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

Acquisition of Hatteras
As previously disclosed in our filings with the SEC, the acquisition of Hatteras, an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, closed on July 12, 2016 for an aggregate consideration to Hatteras common stockholders of $1.5 billion, consisting of $1.0 billion in equity consideration and $521.1 million in cash consideration. Annaly issued 93.9 million common shares as part of the consideration for the Hatteras Acquisition.

Refer to the note titled “Acquisition of Hatteras” located in Item 15. “Exhibits, Financial Statement Schedules” for additional details.

Business Environment
The size of our Residential Investment Securities portfolio and commercial real estate debt investments increased in 2016 primarily in adjustable-rate residential mortgage-backed securities as a result of the Hatteras Acquisition. Markets were heavily influenced by political events, most notably the June 23 “Brexit” referendum on the United Kingdom’s membership in the European Union and November 8 US Presidential Election. While interest rates rallied significantly during the former to unprecedentedly low levels, the latter spurred one of the most significant single-quarter sell-offs in recent history. Our investment portfolio remains defensively positioned to acknowledge the range of potential outcomes across monetary and fiscal policy in this period of heighted political risks. We continue to closely monitor the potential impacts of the changing business and economic landscape, but expect to benefit from greater diversification and our conservative stance with regards to leverage and portfolio positioning.

Economic Environment

Economic growth, as measured by real gross domestic product (or GDP), declined to 1.6% in 2016 from 2.60% in 2015 according to the Bureau of Economic Analysis. Economic growth was concentrated in the second half of 2016, with GDP rising at an annualized 2.7% compared to 1.1% in the first half. Consumers remained the primary driver of the recovery, contributing 1.8% to GDP in 2016, while investment and trade were net drags.  Oil prices continued to have a major impact on the economic environment, recovering from the 2014-15 collapse to return manufacturing to positive growth.

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The employment situation continued to improve in 2016, though at a slower rate than the previous year. The economy added 180,000 jobs per month in 2016, compared to 229,000 in 2015, and the unemployment rate dropped to 4.7% from 5.0%, according to the Bureau of Labor Statistics. The drop in unemployment effectively fulfilled the Fed’s goal for maximum sustainable employment, with their long-run estimate standing at 4.8%. The underemployment rate (which includes discouraged workers, those not in the labor force who want a job and part-time workers who want a full-time job) dropped significantly to 9.2% in 2016 from 9.9% in 2015, though remained somewhat elevated by historical terms. The labor force participation rate, after years of falling post-crisis, rose for much of 2016, though mostly due to a slowing in retirements. The Fed noted this labor market improvement throughout the year and currently expects a modest decline in the unemployment rate to 4.5% over the next three years, before normalizing at 4.8% over the longer-run.

Inflation remained below the Fed’s 2% target through December 2016, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE). The headline PCE measure rose near the Fed’s target at 1.6% year-over-year in December 2016, up from 0.6% in December 2015. The rise was largely due to the bounce-back in oil prices, up 45% in 2016 after a 30% drop in 2015, as indicated by the New York Mercantile Exchange.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

The more stable core PCE measure, which excludes food and energy prices, remained closer below the Fed’s 2.0% target at 1.7% year-over-year in December 2016, up from 1.4% in December 2015. The Fed expects a moderate rise in inflation in both the PCE and core PCE measures to 1.9% and 1.8% year-over-year, respectively, by the fourth quarter of 2017, before rising to its target of 2.0% in the fourth quarter of 2018.

In 2016, the Federal Open Market Committee (or FOMC) aimed to support its dual mandate by keeping its target for the federal funds rate at extraordinarily accommodative levels as well as reinvesting runoff of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC decided to keep the target rate at 0.25-0.50% in its initial seven meetings of 2016. In a year marked by historic political shifts, the heightened macro uncertainty often kept the Fed sidelined, where it had previously anticipated raising rates four times. At their meeting on December 13-14, 2016, the FOMC decided to raise the target range for the federal funds rate by 25 basis points to 0.50-0.75%, judging that there had been “considerable progress” toward meeting their goals. Simultaneous to the increase, the Fed released their Summary of Economic Projections, wherein members projected a further rise in the target range to 1.25-1.50% by the end of 2017, 2.00-2.25% by the end of 2018, and 2.75-3.00% by the end of 2019. The longer-run federal funds rate was projected to be 3.0%. The Fed revised down their hiking pace several times throughout the course of 2016, but surprised the market by slightly revising up the path at their December meeting, perhaps as some factored in the prospect of fiscal stimulus from the new presidential administration. The FOMC continues to note in its statements that it anticipates maintaining its existing policy of reinvesting portfolio runoff “until normalization of the level of the federal funds rate is well under way” to help maintain accommodative financial conditions, a threshold which may come sooner than previously anticipated given the aforementioned political changes.

During 2016, the 10-year U.S. Treasury yielded between 1.4%, an all-time low, and 2.6%, declining in the first half of the year amidst weaker US economic growth and increased central bank accommodation abroad. However, anticipation of more fiscal stimulus, and therefore stronger growth and inflation, and a less accommodative Fed raised yields to close the year. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, remained low in the first half of 2016 before rising sharply in the second half, with the longer-dated 5-year, 5-year forward breakeven rate again rising above the Fed’s 2.0% target, supported by rising oil prices. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, rose somewhat in the first half before declining in the second half, ending the year down 5 basis points, according to Bloomberg.

The following table below presents interest rates at each date presented:

	As of December 31,
	2016	2015	2014
30-Year mortgage current coupon	3.13%	3.00%	2.83%
Mortgage basis	68 bps	73 bps	66 bps
10-Year U.S. Treasury rate	2.44%	2.27%	2.17%

LIBOR:
1-Month	0.77%	0.43%	0.17%
6-Month	1.32%	0.84%	0.36%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk factors.”
This Management Discussion and Analysis section contains analysis and discussion of both GAAP and non-GAAP measurements. To supplement its consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (or GAAP), we provide non-GAAP financial measures to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers.

Please refer to the “Non-GAAP Financial Measures” section for additional information.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the years ended December 31, 2016, 2015 and 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

	As of and for the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
Interest income	$2,210,951	$2,170,697	$2,632,398
Interest expense	657,752	471,596	512,659
Net interest income	1,553,199	1,699,101	2,119,739
Realized and unrealized gains (losses)	84,204	(1,021,351)	(2,791,399)
Other income (loss)	44,144	(13,717)	44,044
General and administrative expenses	250,356	200,240	209,338
Income (loss) before income taxes and noncontrolling interest	1,431,191	463,793	(836,954)
Income taxes	(1,595)	(1,954)	5,325
Net income (loss)	1,432,786	465,747	(842,279)
Net income (loss) attributable to noncontrolling interest	(970)	(809)	(196)
Net income (loss) attributable to Annaly	1,433,756	466,556	(842,083)
Dividends on preferred stock	82,260	71,968	71,968
Net income (loss) available (related) to common stockholders	$1,351,496	$394,588	$(914,051)
Net income (loss) per share available (related) to common stockholders:
Basic	$1.39	$0.42	$(0.96)
Diluted	$1.39	$0.42	$(0.96)
Weighted average number of common shares outstanding:
Basic	969,787,583	947,062,099	947,539,294
Diluted	970,102,353	947,276,742	947,539,294

Other information:
Asset portfolio at period-end	$85,364,917	$72,797,193	$84,828,267
Average total assets	$81,033,136	$78,621,261	$85,446,307
Average equity	$12,192,715	$12,648,686	$12,972,683
Leverage at period-end (1)	5.8:1	5.1:1	5.4:1
Economic leverage at period-end (2)	6.4:1	6.0:1	5.4:1
Capital ratio (3)	13.1%	13.7%	15.1%
Annualized return on average total assets	1.77%	0.59%	(0.99%)
Annualized return (loss) on average equity	11.75%	3.68%	(6.49%)
Annualized core return on average equity (unrevised - excluding PAA) (4)(5)	9.96%	10.17%	9.04%
Annualized core return on average equity (revised - including PAA) (4)	9.81%	9.59%	8.85%
Net interest margin (6)	1.48%	1.61%	1.54%
Core net interest margin (excluding PAA) (4)(5)	1.50%	1.69%	1.57%
Average yield on interest earning assets	2.81%	2.87%	3.14%
Core average yield on interest earning assets (4)(5)	2.83%	2.96%	3.17%
Average cost of interest bearing liabilities	1.62%	1.64%	1.88%
Net interest spread	1.19%	1.23%	1.26%
Core net interest spread (excluding PAA) (4)(5)	1.21%	1.32%	1.29%
Constant prepayment rate	13.3%	10.6%	7.4%
Long-term constant prepayment rate (7)	10.1%	8.8%	8.7%
Common stock book value per share	$11.16	$11.73	$13.10
Economic interest expense (4)	$1,085,118	$1,041,712	$1,338,019
Core earnings (revised including PAA) (4)	$1,213,825	$1,285,308	$1,173,277
Core earnings per common share (revised - including PAA) (4)	$1.17	$1.28	$1.16
Core earnings (unrevised - excluding PAA) (4)(5)	$1,194,884	$1,211,943	$1,147,739
Core earnings per common share (unrevised - excluding PAA) (4)(5)	$1.15	$1.20	$1.14

(1)	Includes repurchase agreements, other secured financing, Convertible Senior Notes, and non-recourse securitized debt, loan participation and mortgages payable.
(2)	Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(3)
Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities).

(4)	See “Non-GAAP Financial Measures” below for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(5)	Excludes the premium amortization adjustment due to quarter-over-quarter changes in long-term CPR estimates (“PAA”).
(6)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(7)	The change in 2016 CPR results compared to prior periods largely reflects the change in portfolio mix due to the acquisition of Hatteras.

2016 Compared with 2015

GAAP
Net income (loss) was $1.4 billion, which includes ($1.0) million attributable to a noncontrolling interest, or $1.39 per average basic common share, for the year ended December 31, 2016 compared to $465.7 million, which includes ($0.8) million attributable to a noncontrolling interest, or $0.42 per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to favorable changes in realized and unrealized gains (losses) on interest rate swaps, change in net gains (losses) on trading assets, and unrealized gains on investments measured at fair value partially offset by lower net interest income. Net realized and unrealized losses on interest rate swaps was ($338.4) million for the year ended December 31, 2016

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

compared to ($975.8) million for the same period in 2015. Unrealized gains (losses) on interest rate swaps was $282.2 million for the year ended December 31, 2016 compared with ($124.9) million for the same period in 2015, reflecting a rise in forward interest rates during the year ended December 31, 2016 compared to lower forward rates during the same period in 2015. Interest expense on interest rate swaps decreased $117.8 million to ($506.7) million for the year ended December 31, 2016 reflecting lower swap positions and lower net rates during the year ended December 31, 2016 compared to the same period in 2015. Realized losses on termination of interest rate swaps decreased $112.5 million to ($113.9) million for the year ended December 31, 2016 compared to the same period in 2015. Net gains on trading assets was $230.6 million for the year ended December 31, 2016, which include a net gain on futures contracts of $112.5 million, compared with $29.6 million for the same period in 2015, which includes a net loss on futures contracts of ($64.1) million. Net interest income decreased $145.9 million, primarily due to higher cost of funds largely attributable to higher rates on repurchase agreements for the year ended December 31, 2016 compared to the same period in 2015.

Non-GAAP
Core earnings (revised - including PAA) was $1.2 billion, or $1.15 per average basic common share, for the year ended December 31, 2016, compared to $1.2 billion, or $1.20 per average basic common share, for the same period in 2015. The PAA was $18.9 million and $73.4 million for the years ended December 31, 2016 and 2015, respectively. Core earnings (revised - including PAA) decreased during the year ended December 31, 2016 compared to the same period in 2015 primarily due to higher cost of funds largely attributable to higher rates on repurchase agreements, partially offset by a decrease in interest expense on interest rate swaps.

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
Unrealized losses on interest rate swaps decreased $823.9 million to ($124.9) million for the year ended December 31, 2015, reflecting a rise in forward interest rates during the year ended December 31, 2015 compared to the same period in 2014. Realized losses on termination of interest rate swaps decreased $552.9 million to ($226.5) million for the year ended December 31, 2015 as fewer swaps positions were terminated during the year ended December 31, 2015 compared to the same period in 2014. Interest expense on interest rate swaps decreased $200.9 million to ($624.5) million for the year ended December 31, 2015 reflecting lower swap positions and lower net rates during the year ended December 31, 2015 compared to the same period in 2014. Net gains (losses) on trading assets was $29.6 million for the year ended December 31, 2015, which includes net gains on TBA derivatives of $99.1 million, compared with ($245.5) million for the same period in 2014, which includes net losses on TBA derivatives of ($72.9) million. Interest income decreased $461.7 million, primarily due to lower coupon income on lower Average Interest Earning Assets and higher amortization expense, reflecting a higher projected CPR, partially offset by higher interest income from the commercial investment portfolio for the year ended December 31, 2015 compared to the same period in 2014.

Non-GAAP
Core earnings (revised - including PAA) increased $64.2 million to $1.2 billion, or $1.20 per average basic common share, for the year ended December 31, 2015, compared to $1.1 billion, or $1.14 per average basic common share, for the same period in 2014. Core earnings (revised - including PAA) increased during the year ended December 31, 2015 compared to the same period in 2014 primarily due to a $200.9 million decline in interest expense on interest rate swaps and a $42.0 million increase in interest income on the commercial investment portfolio, partially offset by a $129.3 million increase in premium amortization expense.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Amortization
In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for Agency mortgage-backed securities, excluding interest-only securities, considering estimates of future principal prepayment in the calculation of the effective yield because they are probable and the timing and amount of prepayments can be reasonably estimated. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third-party models and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the investment is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
Our GAAP metrics include the unadjusted impact of amortization and accretion associated with this method. Our unrevised non-GAAP measures exclude the effect of the PAA, however, beginning with the fourth quarter 2016, we revised our definition of core earnings such that no adjustment was made to exclude the PAA. In addition, this is the final reporting period that we will report unrevised core earnings metrics that exclude the PAA. However, given its usefulness in evaluating our financial performance, we will continue to separately disclose the PAA.

The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Premium amortization expense	$814,575	$793,657	$664,379
Less: PAA Cost (Benefit)	18,941	73,365	25,538
Premium amortization expense exclusive of PAA	$795,634	$720,292	$638,841

	For the Years Ended December 31,
	2016	2015	2014
	(per common share)
Premium amortization expense	$0.84	$0.84	$0.70
Less: PAA Cost (Benefit)	0.02	0.08	0.02
Premium amortization expense exclusive of PAA	$0.82	$0.76	$0.68

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures. These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. The non-GAAP measurements include the following:

•	core earnings;
•	core earnings per average common share;
•	annualized core return on average equity;
•	core interest income;
•	economic interest expense;
•	economic core net interest income;
•	core average yield on interest earning assets;
•	core net interest margin; and
•	core net interest spread.

These non-GAAP measures provide additional detail to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers.
Additional information pertaining to our use of these non-GAAP financial measures, including discussion of how each such measure is useful to investors, and reconciliations to their most directly comparable GAAP results are provided below.
Core Earnings, Core Earnings Per Average Common Share and Annualized Core Return on Average Equity

One of our principal business objectives is to generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs. Historically, we have defined core earnings, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, the PAA, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of dollar roll income and realized amortization of MSRs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Beginning with this reporting period, we will report core earnings metrics (revised) that include the PAA. In addition, this is the final reporting period that we will report core earnings metrics (unrevised) that exclude the PAA. In future periods, we will not make an adjustment to GAAP net income (loss) to exclude the PAA.

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

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,432,786	$465,747	$(842,279)
Less:
Realized (gains) losses on termination of interest rate swaps	113,941	226,462	779,333
Unrealized (gains) losses on interest rate swaps	(282,190)	124,869	948,755
Net (gains) losses on disposal of investments	(33,089)	(50,987)	(93,716)
Net (gains) losses on trading assets	(230,580)	(29,623)	245,495
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(86,391)	103,169	86,172
Bargain purchase gain	(72,576)	-	-
Impairment of goodwill	-	22,966	-
Corporate acquisition related expenses (1)	48,887	-	-
Net (income) loss attributable to noncontrolling interest	970	809	196
Premium amortization adjustment cost (benefit)	18,941	73,365	25,538
Other non-recurring loss (2)	-	-	23,783
Plus:
TBA dollar roll income (loss) (3)	351,778	348,531	-
MSR amortization (4)	(48,652)	-	-
Core earnings (unrevised - excluding PAA)	$1,213,825	$1,285,308	$1,173,277
Less:
Premium amortization adjustment cost (benefit)	(18,941)	(73,365)	(25,538)
Core earnings (revised - including PAA)	$1,194,884	$1,211,943	$1,147,739
GAAP net income (loss) per average basic common share	$1.39	$0.42	$(0.96)
Core earnings per average basic common share (unrevised - excluding PAA)	$1.17	$1.28	$1.16
Core earnings per average basic common share (revised - including PAA)	$1.15	$1.20	$1.14

(1)	Represents transaction costs incurred in connection with the Hatteras Acquisition.
(2)
Represents a one-time payment made by our wholly-owned subsidiary Fixed Income Discount Advisory Company to Chimera Investment Corp. (or Chimera) to resolve issues raised in derivative demand letters sent to Chimera's board of directors. This amount is a component of Other income (loss) in the Company's Consolidated Statements of Comprehensive Income (Loss).

(3)	This amount is included as a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
(4)
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

Core Interest Income, Economic Interest Expense and Economic Core Net Interest Income

Core interest income represents interest income excluding the effect of the PAA, and serves as the basis for deriving core average yield on interest bearing assets, core net interest margin and core net interest spread, which are discussed below. We believe this measure provides management and investors with additional detail to enhance their understanding of our operating results and trends by excluding the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities (other than interest-only securities), which can obscure underlying trends in the performance of the portfolio.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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
The following tables provide GAAP measures of interest income, interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Core Interest Income

	Total Interest Income	PAA Cost (Benefit)	Core Interest Income
For the Years Ended:
December 31, 2016	$2,210,951	$18,941	$2,229,892
December 31, 2015	$2,170,697	$73,365	$2,244,062
December 31, 2014	$2,632,398	$25,538	$2,657,936

Economic Interest Expense and Economic Core Net Interest Income

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Core Net Interest Income
For the Years Ended:	(dollars in thousands)			(dollars in thousands)
December 31, 2016	$657,752	$427,366	$1,085,118	$1,553,199	$427,366	$1,125,833	$18,941	$1,144,774
December 31, 2015	$471,596	$570,116	$1,041,712	$1,699,101	$570,116	$1,128,985	$73,365	$1,202,350
December 31, 2014	$512,659	$825,360	$1,338,019	$2,119,739	$825,360	$1,294,379	$25,538	$1,319,917

(1)	A component of Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

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

	Experienced CPR(1)	Long-term CPR(2)
December 31, 2016	13.3%	10.1%
December 31, 2015	10.6%	8.8%
December 31, 2014	7.4%	8.7%

(1) For the years ended December 31, 2016, 2015 and 2014, respectively.
(2) As of December 31, 2016, 2015 and 2014, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Core Interest Income and Core Average Yield on Interest Earning Assets

We had average Interest Earning Assets of $78.8 billion, $75.7 billion, and $83.8 billion, and the core average yield on Interest Earning Assets was 2.83%, 2.96% and 3.17% for the years ended December 31, 2016, 2015, and 2014, respectively.

2016 vs 2015

Core interest income was $2.2 billion for the year ended December 31, 2016, a decrease of $14.2 million compared to the same period in 2015. The decline was primarily due to a lesser impact of the PAA offset by slightly higher coupon income resulting from increased Interest Earning Assets, primarily Agency mortgage-backed securities acquired in connection with the Hatteras Acquisition.
2015 vs 2014

Core interest income was $2.2 billion for the year ended December 31, 2015, a decrease of $413.9 million compared to $2.7 billion for the same period in 2014. The decline was primarily due to an $8.1 billion decrease in average Interest Earning Assets and a 21 basis point decrease in the core average yield on Interest Earning Assets.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Years Ended:	(dollars in thousands)
December 31, 2016	$66,817,870	$72,769,189	$1,085,118	1.62%	0.50%	1.06%	(0.56%)	1.12%	0.56%
December 31, 2015	$63,535,915	$60,629,905	$1,041,712	1.64%	0.20%	0.49%	(0.29%)	1.44%	1.15%
December 31, 2014	$70,983,100	$72,481,614	$1,338,019	1.88%	0.16%	0.33%	(0.17%)	1.72%	1.55%

(1)	Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end. Our borrowings at period end are a snapshot of our borrowings as of a date, and this number should be expected to differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we generally use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio, and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter will differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers will differ during periods when we conduct capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage than our period end borrowings.

As of December 31, 2016 and 2015, 95% of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

2016 Compared with 2015

Economic interest expense, including interest expense on interest rate swaps, for the year ended December 31, 2016 increased by $43.4 million when compared to the year ended December 31, 2015. The change was primarily due to the $3.3 billion increase in average Interest Bearing Liabilities partially offset by lower interest expense on interest rate swaps used to hedge cost of funds for the year ended December 31, 2016 compared to the same period in 2015.
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

Economic Core Net Interest Income

	Average Interest Earning Assets(1)	Core Interest Income(2)	Core Average Yield on Interest Earning Assets (2)	Average Interest Bearing Liabilities	Economic Interest Expense(3)	Average Cost of Interest Bearing Liabilities	Economic Core Net Interest Income(2) (3)	Core Net Interest Spread(2)	Core Net Interest Margin(2) (4)
For the Years Ended:	(dollars in thousands)
December 31, 2016	$78,813,547	$2,229,892	2.83%	$66,817,870	$1,085,118	1.62%	$1,144,774	1.21%	1.50%
December 31, 2015	$75,741,458	$2,244,062	2.96%	$63,535,915	$1,041,712	1.64%	$1,202,350	1.32%	1.69%
December 31, 2014	$83,846,447	$2,657,936	3.17%	$70,983,100	$1,338,019	1.88%	$1,319,917	1.29%	1.57%

(1)	Does not reflect the unrealized gains/(losses).
(2)	Excludes the PAA
(3)	Economic interest expense and economic core net interest income are net of interest expense of interest rate swaps used to hedge cost of funds.
(4)
Represents the sum of annualized economic core net interest income, inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(338,432)	$(975,826)	$(2,553,448)
Net gains (losses) on disposal of investments	33,089	50,987	93,716
Net gains (losses) on trading assets	230,580	29,623	(245,495)
Net unrealized gains (losses) on investments measured at fair value through earnings	86,391	(103,169)	(86,172)
Bargain purchase gain	72,576	-	-
Impairment of goodwill	-	(22,966)	-
Total	$84,204	$(1,021,351)	$(2,791,399)

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

2016 Compared with 2015

Net losses on interest rate swaps decreased by $637.4 million for the year ended December 31, 2016 compared to the same period in 2015. Unrealized gains (losses) on interest rate swaps was $282.2 million for the year ended December 31, 2016 compared with ($124.9) million for the same period in 2015, realized losses on termination of interest rate swaps decreased $112.5 and interest expense on interest rate swaps decreased $117.8 million for the year ended December 31, 2016 compared to the same period in 2015.

For the year ended December 31, 2016, we disposed of Residential Investment Securities with a carrying value of $12.3 billion for an aggregate net gain of $31.0 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.
Net gains (losses) on trading assets was $230.6 million for the year ended December 31, 2016 compared to $29.6 million for the same period in 2015. The change was primarily attributable to a net gain of $112.5 million on futures contracts recognized for the year ended December 31, 2016 compared to a net loss of ($64.1) million on futures contracts recognized for the same period in 2015.
Net unrealized gains (losses) on investments measured at fair value through earnings was $86.4 million for the year ended December 31, 2016 compared to ($103.2) million for the same period in 2015. The change was primarily attributable to unrealized gains on MSRs for the year ended December 31, 2016. The Company did not invest in MSRs during the year ended December 31, 2015.

2015 Compared with 2014

Net losses on interest rate swaps decreased by $1.6 billion for the year ended December 31, 2015 compared to the same period in 2014. Unrealized losses on interest rate swaps decreased $823.9 million, realized losses on termination of interest rate swaps decreased $552.9, and interest expense on interest rate swaps decreased $200.9 million for the year ended December 31, 2015 compared to the same period in 2014.
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
Net unrealized gains (losses) on investments measured at fair value through earnings was ($103.2) million for the year ended December 31, 2015 compared to ($86.2) million for the same period in 2014. The change was primarily attributable to higher losses on interest-only mortgage-backed securities for the year ended December 31, 2015 compared to the same period in 2014, partially offset by gains on certain commercial real estate debt investments for the year ended December 31, 2015.

Other Income (Loss)

The composition of this line item includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, net servicing income on MSRs, operating and transaction costs as well as depreciation and amortization expense. We report in “Other income (loss)” items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses

General and administrative (or G&A) expenses consist of compensation expense, the management fee and other expenses.

The table below shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

G&A Expenses and Operating Expense Ratios
	Total G&A Expenses (1)	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Years Ended:	(dollars in thousands)
December 31, 2016	$250,356	0.31%	2.05%
December 31, 2015	$200,240	0.25%	1.58%
December 31, 2014	$209,338	0.24%	1.61%

(1)	Includes $48.9 million in Hatteras Acquisition related expenses for the year ended December 31, 2016.

2016 Compared with 2015

G&A expenses increased $50.1 million to $250.4 million for the year ended December 31, 2016 compared to the same period in 2015. The change in the period was primarily due to the transaction costs recognized in connection with the Hatteras Acquisition of $48.9 million for the year ended December 31, 2016.
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

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Unrealized gain	$275,680	$480,336
Unrealized loss	(1,361,573)	(857,932)
Net unrealized gain (loss)	$(1,085,893)	$(377,596)

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

The fair value of these securities being less than amortized cost for the year ended December 31, 2016 is solely due to market conditions and not the quality of the assets.  Substantially all of the
Agency mortgage-backed securities and debentures are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Return on Average Equity

Our annualized return (loss) on average equity was 11.75%, 3.68% and (6.49%) for the years ended December 31, 2016, 2015 and 2014, respectively.
The table below shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity
	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Years Ended:
December 31, 2016	9.23%	4.20%	0.36%	(2.05%)	0.01%	11.75%
December 31, 2015	8.92%	(3.57%)	(0.11%)	(1.58%)	0.02%	3.68%
December 31, 2014	9.98%	(15.16%)	0.34%	(1.61%)	(0.04%)	(6.49%)

(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2)	Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $87.9 billion and $75.2 billion as of December 31, 2016 and 2015, respectively. The change was primarily due to a $9.9 billion increase in Agency mortgage-backed securities, a $0.7 billion increase in MSRs and a $0.3 billion increase residential mortgage loans, primarily in connection with the Hatteras Acquisition, and a $0.5 billion increase in non-Agency mortgage-backed securities.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of December 31, 2016:

	Residential				Commercial
	Agency MBS(1)	TBAs	CRTs	Non-Agency MBS(2)	CRE Debt & Preferred Equity Investments	Loans Held for Sale	Investments in CRE	Corporate Debt	Total(3)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$76,242,089	$11,437,316	$724,722	$1,743,596	$5,292,244	$114,425	$474,567	$773,274	$85,364,917

Debt:
Repurchase agreements	63,707,701	11,223,000	453,025	720,217	334,867	-	-	-	65,215,810
Other secured financing	2,805,501	-	-	368,221	418,429	-	-	292,557	3,884,708
Securitized debt	-	-	-	46,638	3,609,164	-	-	-	3,655,802
Participation sold	-	-	-	-	12,869	-	-	-	12,869
Mortgages payable	-	-	-	-	-	-	311,636	-	311,636
Net Equity Allocated	$9,728,887	$214,316	$271,697	$608,520	$916,915	$114,425	$162,931	$480,717	$12,284,092

Net Equity Allocated (%)	80%	2%	2%	5%	7%	1%	1%	4%	100%	(4)
Debt/Net Equity Ratio	6.8:1	52.4:1	1.7:1	1.9:1	4.8:1	0.0:1	1.9:1	0.6:1	5.8:1	(5)

(1)	Includes MSRs.
(2)	Includes residential mortgage loans.
(3)	Excludes the TBA asset, debt and equity balances.
(4)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.
(5)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2016 and December 31, 2015 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At December 31, 2016 and December 31, 2015 we had on our Consolidated Statements of Financial Condition a total of $171.9 million and $61.6 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $5.5 billion and $5.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

We received mortgage principal repayments from Residential Investment Securities of $12.5 billion and $9.9 billion for the years ended December 31, 2016 and 2015, respectively. The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2016 and 2015 was 13.3% and 10.6%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2016 and 2015 was 10.1% and 8.8%, respectively. Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.

The table below summarizes certain characteristics of our Residential Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$73,621,439	$62,764,045
Net Premium	3,867,055	3,301,510
Amortized Cost	77,488,494	66,065,555
Amortized Cost/Principal Amount	105.25%	105.26%
Carrying Value	76,458,517	65,680,037
Carrying Value / Principal Amount	103.85%	104.65%
Weighted Average Coupon Rate	3.54%	3.68%
Weighted Average Yield	2.69%	2.82%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$12,179,455	$3,623,673
Weighted Average Coupon Rate	2.84%	3.06%
Weighted Average Yield	2.30%	2.90%
Weighted Average Term to Next Adjustment	31 Months	57 Months
Weighted Average Lifetime Cap(2)	8.09%	9.15%
Principal Amount at Period End as % of Total Residential Investment Securities	16.54%	5.77%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$61,441,984	$59,140,372
Weighted Average Coupon Rate	3.68%	3.72%
Weighted Average Yield	2.76%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	83.46%	94.23%

Interest-Only Residential Investment Securities:
Notional Amount	$8,997,175	$10,310,577
Net Premium	1,451,321	1,649,742
Amortized Cost	1,451,321	1,649,742
Amortized Cost/Notional Amount	16.13%	16.00%
Carrying Value	1,257,385	1,553,457
Carrying Value/Notional Amount	13.98%	15.07%
Weighted Average Coupon Rate	3.82%	3.97%
Weighted Average Yield	5.40%	8.89%

(1)	Excludes interest-only mortgage-backed securities.
(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

The tables below summarize certain characteristics of our Residential Credit portfolio as of December 31, 2016.

By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR(1)
(dollars in thousands)
Alt-A	$154,173	4.49%	8.87%	14.17%	13.52%
Prime	220,192	4.46%	1.14%	11.13%	14.08%
Subprime	613,549	2.39%	24.47%	21.34%	5.27%
Prime Jumbo (>=2010 Vintage)	129,919	3.50%	15.95%	0.12%	20.22%
Prime Jumbo (>=2010 Vintage) Interest Only	12,636	0.39%	-	0.07%	27.03%
Re-Performing Loan Securitizations	77,887	4.21%	40.36%	20.95%	4.65%
Agency Credit Risk Transfer	671,794	4.89%	1.13%	0.19%	23.26%
Private Label Credit Risk Transfer	52,928	6.29%	8.41%	2.36%	19.44%
Non-Performing Loan Securitizations	192,951	4.20%	52.04%	64.15%	3.00%
Total/Weighted Average	$2,126,029	2.91%	11.48%	11.19%	17.01%

(1)	Represents the 3 month voluntary prepayment rate (or VPR).

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$58,647	$95,526	$154,173
Prime	33,216	186,976	220,192
Subprime	195,059	418,490	613,549
Prime Jumbo (>=2010 Vintage)	119,759	10,160	129,919
Prime Jumbo (>=2010 Vintage) Interest Only	12,636	-	12,636
Re-Performing Loan Securitizations	65,209	12,678	77,887
Agency Credit Risk Transfer	-	671,794	671,794
Private Label Credit Risk Transfer	-	52,928	52,928
Non-Performing Loan Securitizations	189,453	3,498	192,951
Total/Weighted Average	$673,979	$1,452,050	$2,126,029

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest Only	Total
(dollars in thousands)
Alt-A	$44,822	$91,187	$18,164	$-	$154,173
Prime	107,296	112,896	-	-	220,192
Subprime	-	66,383	547,166	-	613,549
Prime Jumbo (>=2010 Vintage)	4,704	125,215	-	-	129,919
Prime Jumbo (>=2010 Vintage) Interest Only	-	-	-	12,636	12,636
Re-Performing Loan Securitizations	-	77,887	-	-	77,887
Agency Credit Risk Transfer	-	-	671,794	-	671,794
Private Label Credit Risk Transfer	-	-	52,928	-	52,928
Non-Performing Loan Securitizations	-	192,951	-	-	192,951
Total	$156,822	$666,519	$1,290,052	$12,636	$2,126,029

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of December 31, 2016.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.
The net swap payments will fluctuate based on monthly changes in the receive rate. As of December 31, 2016, the interest rate swaps had a net negative fair value of $1.4 billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$60,360,943	$4,854,867	$-	$-	$65,215,810
Interest expense on repurchase agreements(1)	197,624	36,210	-	-	233,834
Other secured financing	-	3,825	3,880,883	-	3,884,708
Interest expense on other secured financing(1)	27,677	55,353	27,521	-	110,551
Securitized debt of consolidated VIEs (principal)	-	-	-	3,621,760	3,621,760
Interest expense on securitized debt of consolidated VIEs	41,801	83,602	83,602	78,241	287,246
Mortgages payable (principal)	2,365	23,375	-	289,125	314,865
Interest expense on mortgages payable	13,263	26,527	26,527	43,350	109,667
Participation sold (principal)	12,827	-	-	-	12,827
Interest expense on participation sold	257	-	-	-	257
Long-term operating lease obligations	3,389	7,217	7,489	14,803	32,898
Total	$60,660,146	$5,090,976	$4,026,022	$4,047,279	$73,824,423

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2016.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2016, we received $12.5 billion from principal repayments and $12.5 billion in cash from disposal of Residential Investment Securities. During the year ended December 31, 2015, we received $9.9 billion from principal repayments and $24.8 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures.  In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures.  We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability as of December 31, 2016.
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

Our Internal Capital Adequacy Assessment Program (or ICAAP) framework supports capital measurement, and is integrated within the overall risk governance framework. The ICAAP framework is designed to align capital measurement with our risk appetite.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

The major risks impacting capital are liquidity, investment/market, credit, counterparty, operational and compliance, regulatory and legal risks. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K.

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	287,500	-
Common stock	10,189	9,359
Additional paid-in capital	15,579,342	14,675,768
Accumulated other comprehensive income (loss)	(1,085,893)	(377,596)
Accumulated deficit	(3,136,017)	(3,324,616)
Total stockholders’ equity	$12,568,180	$11,895,974

Common and Preferred Stock

The following table provides a summary of options activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Years Ended:	(dollars in thousands, except per share data)
December 31, 2016	-	$-	228,000	$2,362
December 31, 2015	-	$-	221,000	$2,246
December 31, 2014	-	$-	210,000	$2,370

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the year ended December 31, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2016 or 2015.

Leverage and Capital

We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there continues to be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at December 31, 2016 and December 31, 2015 was 5.8:1 and 5.1:1, respectively.  Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at December 31, 2016 and December 31, 2015 was 6.4:1 and 6.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 13.1% and 13.7% at December 31, 2016 and December 31, 2015, respectively.

Risk Management

We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to measure, monitor and manage these risks.
Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk management culture throughout Annaly focused on awareness which ensures the key risks are understood and managed appropriately. Each employee of our Manager is accountable for monitoring and managing risk within their area of responsibility.

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

The risk appetite statement asserts to key parameters to guide our risk management activities.  For a full discussion of our risk parameters, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

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

Risk assessment and risk management are the responsibility of our management.  A series of management committees have oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Four primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Committee (or ERC), Asset and Liability Committee (or ALCO), Investment Committee and the Financial Reporting and Disclosure Committee (or FRDC). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations including oversight and approval authority over all aspects of our enterprise risk management.
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
Item 7. Management's Discussion and Analysis

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

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of December 31, 2016, the weighted average days to maturity was 96 days.

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

We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential and commercial investments through the FHLB. An FHFA ruling requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership, Truman has been granted a five year sunset provision whereby its membership will expire in February 2021.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At December 31, 2016, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $75.4 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the year ended December 31, 2016 compared to the same period in 2015,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2016.
The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
December 31, 2016	$64,484,326	$65,215,810	$1,064,130	$-
September 30, 2016	63,231,246	61,784,121	1,494,022	-
June 30, 2016	54,647,175	53,868,385	1,159,341	-
March 31, 2016	55,753,041	54,448,141	1,294,505	-
December 31, 2015	57,483,870	56,230,860	214,674	-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000
December 31, 2014	72,117,895	71,361,926	10,870	100,000

At December 31, 2016, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 173 days and the following remaining maturities and weighted average rates:

	December 31, 2016
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	-%	-%
2 to 29 days	30,394,043	0.87%	44.0%
30 to 59 days	11,694,799	1.10%	16.9%
60 to 89 days	7,082,232	1.14%	10.2%
90 to 119 days	2,063,561	0.89%	3.0%
Over 120 days(1)	17,865,883	1.36%	25.9%
Total	$69,100,518	1.06%	100.0%

(1)	Approximately 13% of the total repurchase agreements and other secured financing arrangements had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of December 31, 2016:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity
	(dollars in thousands)
Repurchase agreements	$65,215,810	1.07%	1.01%	96
Other secured financing (1)	3,884,708	0.96%	0.88%	1,472
Securitized debt of consolidated VIEs (2)	3,621,760	1.15%	1.31%	2,345
Participation sold (2)	12,827	5.58%	4.79%	121
Mortgages payable (2)	314,865	4.22%	4.36%	2,931
Total indebtedness	$73,049,970

(1)	Represents advances from the Federal Home Loan Bank of Des Moines and financing under credit facilities.
(2)	Non-recourse to the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity.
The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of December 31, 2016:

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,428,475	$111,271	$1,539,746
Investments, at carrying value:(1)
Agency mortgage-backed securities	70,796,872	4,793,001	75,589,873
Credit risk transfer securities	608,707	116,015	724,722
Non-Agency mortgage-backed securities	1,064,603	336,704	1,401,307
Residential mortgage loans	314,746	27,543	342,289
MSRs	5,464	646,752	652,216
Commercial real estate debt investments	4,321,739	-	4,321,739
Commercial real estate debt and preferred equity, held for investment	506,997	463,508	970,505
Commercial loans held for sale	-	114,425	114,425
Corporate debt	592,871	180,403	773,274
Total financial assets	$79,640,474	$6,789,622	$86,430,096

(1)	The amounts reflected are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets as of December 31, 2016.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$1,539,746
Residential Investment Securities(2)	77,715,902
Residential mortgage loans	342,289
Commercial real estate debt investments(3)	430,932
Commercial real estate debt and preferred equity, held for investment	506,997
Commercial loans held for sale	114,425
Corporate debt	677,357
Total liquid assets	$81,327,648

Percentage of liquid assets to total assets(3)	96.80%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $75.7 billion of assets that have been pledged as collateral against existing liabilities as of December 31, 2016. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.9 billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics.  We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected final maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets that exhibit prepayment characteristics.  Cash and cash equivalents are included in the ‘within 3 months’ maturity bucket, as they are typically held for a short period of time.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,539,746	$-	$-	$-	$1,539,746
Agency mortgage-backed securities (principal)	-	-	1,214,607	70,197,819	71,412,426
Credit risk transfer securities (principal)	-	15,000	18,000	657,491	690,491
Non-Agency mortgage-backed securities (principal)	-	52,055	225,360	1,241,107	1,518,522
Residential mortgage loans (principal)	-	-	-	338,323	338,323
Commercial real estate debt investments (principal)	-	-	-	4,295,107	4,295,107
Corporate debt (principal)	-	-	17,136	756,138	773,274
Commercial real estate debt and preferred equity (principal)	70,576	318,598	471,435	114,406	975,015
Commercial loans held for sale (principal)	-	-	115,000	-	115,000
Total financial assets	$1,610,322	$385,653	$2,061,538	$77,600,391	$81,657,904

Financial Liabilities:
Repurchase agreements	$49,171,074	$11,189,869	$4,854,867	$-	$65,215,810
Other secured financing	-	-	3,825	3,880,883	3,884,708
Securitized debt of consolidated VIE (principal)	-	-	-	3,621,760	3,621,760
Participation sold (principal)	84	12,743	-	-	12,827
Total financial liabilities	$49,171,158	$11,202,612	$4,858,692	$7,502,643	$72,735,105
Maturity gap	$(47,560,836)	$(10,816,959)	$(2,797,154)	$70,097,748	$8,922,799
Cumulative maturity gap	$(47,560,836)	$(58,377,795)	$(61,174,949)	$8,922,799

Interest rate sensitivity gap	$(23,357,870)	$(814,108)	$757,166	$32,337,611	$8,922,799
Cumulative rate sensitivity gap	$(23,357,870)	$(24,171,978)	$(23,414,812)	$8,922,799
Cumulative rate sensitivity gap as a % of total rate sensitive assets	(28.60%)	(29.60%)	(28.67%)	10.93%

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
Investment/Market Risk Management

One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments),

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2016. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

Change in Interest Rate(1)	Projected Percentage Change in Economic Net Interest Income(2)	Estimated Percentage Change in Portfolio Value(3)	Estimated Change as a % on NAV(3)(4)
-75 Basis Points	(20.8%)	0.7%	5.0%
-50 Basis Points	(10.3%)	0.6%	4.4%
-25 Basis Points	(3.6%)	0.4%	2.6%
Base Interest Rate	-	-	-
+25 Basis Points	1.9%	(0.5%)	(3.3%)
+50 Basis Points	2.3%	(1.1%)	(7.3%)
+75 Basis Points	2.0%	(1.7%)	(11.8%)

MBS Spread Shock(1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(3)(4)
-25 Basis Points	1.5%	10.2%
-15 Basis Points	0.9%	6.1%
-5 Basis Points	0.3%	2.0%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(2.0%)
+15 Basis Points	(0.9%)	(6.0%)
+25 Basis Points	(1.5%)	(10.0%)

(1)
Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.

(2)
Scenarios include Residential Investment Securities, commercial real estate investments, corporate debt, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes interest expense on interest rate swaps.

(3)	Scenarios include Residential Investment Securities, residential mortgage loans, MSRs and derivative instruments.
(4)	NAV represents book value of equity.

Credit Risk Management

Key risk parameters have been established to specify our credit risk appetite. We will seek to manage credit risk by making investments which conform within the firm’s specific investment policy parameters and optimize risk-return attributes.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of December 31, 2016 and December 31, 2015 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Asset Portfolio (using balance sheet values)
Category	December 31, 2016	December 31, 2015
Agency mortgage-backed securities	88.5%	90.3%
Agency debentures	0.0%	0.2%
Credit risk transfer securities	0.8%	0.6%
Residential mortgage loans	0.4%	0.0%
Mortgage servicing rights	0.8%	0.0%
Non-Agency mortgage-backed securities	1.7%	1.2%
Commercial real estate(1) (2)	6.9%	7.0%
Corporate debt	0.9%	0.7%

(1)	Including TBAs held for delivery.
(2)	Net of unamortized origination fees.

Counterparty Risk Management

Our use of repurchase and derivative agreements and trading activities create exposure to counterparty risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our investments are financed with repurchase agreements by pledging our Residential Investment Securities and certain commercial real estate investments as collateral to the lender. The collateral we pledge generally exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.
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

The following table summarizes our exposure to counterparties by geography as of December 31, 2016:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	20	$51,813,546	$(993,973)	$3,407,365
Europe	10	9,204,899	(381,598)	769,742
Asia (non-Japan)	1	305,084	-	18,748
Japan	4	3,892,281	-	278,760
Total	35	$65,215,810	$(1,375,571)	$4,474,615

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management.  Other tools include training on topics such as cyber-security awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which includes the use of key risk indicators.  Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.

Compliance, Regulatory and Legal Risk Management

Our business is organized as a REIT, and we plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances.  Accordingly, we closely monitor our REIT status within our risk management program.  The financial services industry is highly regulated and continues to receive increasing attention from regulators, which may impact both our company as well as our business strategy. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us.  Our risk management framework is designed to identify, monitor and manage these risks under the oversight of the ERC.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we plan to continue to meet the requirements for this exemption from registration.  The determination that we qualify for this exemption from registration depends on various factual matters and circumstances.  Accordingly, in conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program.  The monitoring of this risk is also under the oversight of the ERC.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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

Commercial Real Estate Investments

The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral.  These securities must also be evaluated for other-than-temporary impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an other-than-temporary impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations.  For commercial real estate loans and preferred equity investments classified as held for investment, we apply significant judgment in evaluating the need for a loss reserve.  Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses. For commercial real estate loans held for sale, significant judgment may need to be applied in determining fair value of the loans and whether a valuation allowance is necessary.  Factors that may need to be considered to determine fair value of a loan held for sale include the borrower’s credit quality, liquidity and other market factors and the fair value of the underlying collateral.
Interest Rate Swaps

We use the overnight indexed swap (or OIS) curve as an input to value substantially all of our uncleared interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of uncleared interest rate swaps. Consistent with market practice, we exchange collateral (also called margin) based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty or derivatives clearing organization, providing additional verification of our recorded fair value of the uncleared interest rate swaps. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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
Item 7. Management's Discussion and Analysis

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

Capital Ratio
Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positons and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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
Core Earnings and Core Earnings Per Average Common Share (Unrevised – excluding PAA)
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains (losses) on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, the premium amortization adjustment resulting from the quarter-over-quarter change in estimated long-term CPR, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs.

Core Earnings and Core Earnings Per Average Common Share (Revised – including PAA)
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains (losses) on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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
Item 7. Management's Discussion and Analysis

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

G

GAAP
U.S. generally accepted accounting principles.

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
Item 7. Management's Discussion and Analysis

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
Long-Term CPR
The Company’s projected prepayment speeds for certain Agency mortgage-backed securities using third-party model and market information. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan to value, etc.) and market data, including interest rate and home price index forecasts.  Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.

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
Item 7. Management's Discussion and Analysis

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
Item 7. Management's Discussion and Analysis

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral.  By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements, convertible senior notes, and other secured financing.

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

T

Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, Agency debentures, CRT securities, MSRs, non-Agency mortgage-backed securities, residential mortgage loans, commercial real estate investments, and corporate debt.

To-Be-Announced Securities (TBAs)
A contract for the purchase or sale of a mortgage-backed security to be delivered at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date but does not include a specified pool number and number of pools.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management's Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative disclosures about market risk are contained within the section titled “Risk Management” of Part II, Item 7.
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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (or COSO) Internal Control-Integrated Framework (2013). Due to the recency of their acquisition, the scope of our evaluation excluded the internal controls of certain subsidiaries of Hatteras Financial Corp., Onslow Bay Financial LLC and subsidiaries and Pingora Holdings, L.P. and subsidiaries, which constituted $1.1 billion and $1.0 billion of total assets and stockholders’ equity, respectively, as of December 31, 2016, and $178.9 million of net income (loss) for the year then ended.
Based on the Company’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm, Ernst and Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Annaly Capital Management, Inc. and Subsidiaries

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established  in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Annaly Capital Management, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain subsidiaries of Hatteras Financial Corp., Onslow Bay Financial LLC and subsidiaries and Pingora Holdings, L.P. and subsidiaries, which are included in the 2016 consolidated financial statements of Annaly Capital Management, Inc. and Subsidiaries and constituted $1.1 billion and $1.0 billion of total assets and stockholders’ equity, respectively, as of December 31, 2016 and $178.9 million of net income for the year then ended. Our audit of internal control over financial reporting of Annaly Capital Management, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of certain subsidiaries of Hatteras Financial Corp., Onslow Bay Financial LLC and subsidiaries and Pingora Holdings, L.P. and subsidiaries.

In our opinion, Annaly Capital Management, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Annaly Capital Management Inc. and Subsidiaries and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, NY
February 23, 2017

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B.       OTHER INFORMATION

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2016.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2016.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

ITEM 11.            EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On May 27, 2010, at our 2010 Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan. The 2010 Equity Incentive Plan authorizes the Compensation Committee of the board of directors to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan. For a description of our 2010 Equity Incentive Plan, see note titled “Long-Term Stock Incentive Plan” located in Item 15. “Exhibits, Financial Statement Schedules.”
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

The following table provides information as of December 31, 2016 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column 'a')
Equity compensation plans approved by security holders	1,125,625	$15.43	29,289,931
Equity compensation plans not approved by security holders	-	-	-
Total	1,125,625	$15.43	29,289,931

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2016.

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2016.

ITEM 14.            PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

1.            Financial Statements. See Index to Financial Statements below.

2.            Schedules to Financial Statements. See Index to Financial Statements below

All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto.

3.            Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1
Articles of Amendment and Restatement of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).

3.2
Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-3 (Registration Statement 333-74618) filed June 12, 2002).

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed August 3, 2006).
3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant's Quarterly Report on Form 10-Q filed May 7, 2008).
3.5	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed June 23, 2011).
3.6
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed April 1, 2004).

3.7
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 4, 2004).

3.8
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on 8-K filed April 10, 2006).

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

3.11
Articles Supplementary designating the Registrant’s 7.625% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 (incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form 8-A filed July 12, 2016).

3.12	Amended and Restated Bylaws of the Registrant, adopted February 23, 2016 (incorporated by reference to Exhibit 3.11 of the Registrant’s Annual Report on Form 10-K filed February 26, 2016).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement on Form 8-A filed April 1, 2004).
4.4	Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006).
4.5	Specimen Series C Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).
4.6	Specimen Series D Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2012).
4.7	Specimen Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement (Registration No. 333-211140) on Form S-4 filed May 5, 2016).
4.8
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2010).

4.9
Supplemental Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2010).

4.10	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.9 above).
4.11
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 14, 2012).

4.12	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.11 above).
4.13
Form of Indenture between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-209447) filed February 9, 2016).

10.1	Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed on August 5, 1997).*
10.2	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed on August 5, 1997).
10.3
Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of April 12, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 12, 2016).*

10.4	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2010).*
10.5	Registrant’s Deferred Compensation Plan for Directors (filed herewith).*
12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends and ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

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

†            Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16.       FORM 10-K SUMMARY

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS
Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F-1

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2016 AND 2015 AND FOR
THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
Consolidated Statements of Financial Condition		F-2

Consolidated Statements of Comprehensive Income (Loss)		F-3

Consolidated Statements of Stockholders’ Equity		F-4

Consolidated Statements of Cash Flows		F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business	F-7
Note 2.	Basis of Presentation	F-7
Note 3.	Significant Accounting Policies	F-7
Note 4.	Acquisition of Hatteras	F-16
Note 5.	Residential Investment Securities	F-17
Note 6.	Residential Mortgage Loans	F-25
Note 7.	Mortgage Servicing Rights	F-22
Note 8.	Commercial Real Estate Investments	F-22
Note 9.	Corporate Debt	F-26
Note 10.	Variable Interest Entities	F-27
Note 11.	Fair Value Measurements	F-31
Note 12.	Secured Financing	F-35
Note 13.	Derivative Instruments	F-36
Note 14.	Convertible Senior Notes	F-40
Note 15.	Common Stock and Preferred Stock	F-40
Note 16.	Interest Income and Interest Expense	F-42
Note 17.	Goodwill	F-42
Note 18.	Net Income (Loss) per Common Share	F-42
Note 19.	Long-term Stock Incentive Plan	F-43
Note 20.	Income Taxes	F-44
Note 21.	Lease Commitments and Contingencies	F-44
Note 22.	Risk Management	F-44
Note 23.	RCAP Regulatory Requirements	F-45
Note 24.	Related Party Transactions	F-45
Note 25.	Summarized Quarterly Results (Unaudited)	F-47

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
 Annaly Capital Management, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Annaly Capital Management, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Annaly Capital Management, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

 New York, NY
February 23, 2017

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	December 31,	December 31,
	2016	2015
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $1,428,475 and $1,584,686, respectively) (1)	$1,539,746	$1,769,258
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $70,796,872 and $60,678,548, respectively)	75,589,873	65,718,224
Agency debentures	-	152,038
Credit risk transfer securities (including pledged assets of $608,707 and $184,160, respectively)	724,722	456,510
Non-Agency mortgage-backed securities (including pledged assets of $1,064,603 and $744,783, respectively) (2)	1,401,307	906,722
Residential mortgage loans (including pledged assets of $314,746 and $0, respectively) (3)	342,289	-
Mortgage servicing rights (including pledged assets of $5,464 and $0, respectively)	652,216	-
Commercial real estate debt investments (including pledged assets of $4,321,739 and $2,911,828, respectively) (4)	4,321,739	2,911,828
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $506,997 and $578,820, respectively) (5)	970,505	1,348,817
Commercial loans held for sale, net	114,425	278,600
Investments in commercial real estate	474,567	535,946
Corporate debt (including pledged assets of $592,871 and $0, respectively)	773,274	488,508
Interest rate swaps, at fair value	68,194	19,642
Other derivatives, at fair value	171,266	22,066
Receivable for investments sold	51,461	121,625
Accrued interest and dividends receivable	270,400	231,336
Other assets	333,063	119,422
Goodwill	71,815	71,815
Intangible assets, net	34,184	38,536
Total assets	$87,905,046	$75,190,893

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$65,215,810	$56,230,860
Other secured financing	3,884,708	1,845,048
Securitized debt of consolidated VIEs (6)	3,655,802	2,540,711
Participation sold	12,869	13,286
Mortgages payable	311,636	334,707
Interest rate swaps, at fair value	1,443,765	1,677,571
Other derivatives, at fair value	86,437	49,963
Dividends payable	305,674	280,779
Payable for investments purchased	65,041	107,115
Accrued interest payable	163,013	151,843
Accounts payable and other liabilities	184,319	53,088
Total liabilities	75,329,074	63,284,971

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, issued and outstanding	287,500	-
Common stock, par value $0.01 per share, 1,945,437,500 and 1,956,937,500 authorized, 1,018,913,249 and 935,929,561 issued and outstanding, respectively	10,189	9,359
Additional paid-in capital	15,579,342	14,675,768
Accumulated other comprehensive income (loss)	(1,085,893)	(377,596)
Accumulated deficit	(3,136,017)	(3,324,616)
Total stockholders’ equity	12,568,180	11,895,974
Noncontrolling interest	7,792	9,948
Total equity	12,575,972	11,905,922
Total liabilities and equity	$87,905,046	$75,190,893

(1)	Includes cash of consolidated VIEs of $23.2 million and $48.5 million at December 31, 2016 and 2015, respectively.
(2)
Includes $88.6 million and $0 at December 31, 2016 and 2015, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3)	Includes securitized residential mortgage loans of a consolidated VIE carried at fair value of $165.9 million and $0 at December 31, 2016 and 2015, respectively.
(4)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.9 billion and $2.6 billion at December 31, 2016 and 2015, respectively.
(5)	Includes senior securitized commercial mortgage loans of a consolidated VIE with a carrying value of $0 and $262.7 million carried at amortized cost, at December 31, 2016 and 2015, respectively.
(6)	Includes securitized debt of consolidated VIEs carried at fair value of $3.7 billion and $2.4 billion at December 31, 2016 and 2015, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)

	For The Years Ended December 31,
	2016	2015	2014
Net interest income:
Interest income	$2,210,951	$2,170,697	$2,632,398
Interest expense	657,752	471,596	512,659
Net interest income	1,553,199	1,699,101	2,119,739
Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(506,681)	(624,495)	(825,360)
Realized gains (losses) on termination of interest rate swaps	(113,941)	(226,462)	(779,333)
Unrealized gains (losses) on interest rate swaps	282,190	(124,869)	(948,755)
Subtotal	(338,432)	(975,826)	(2,553,448)
Net gains (losses) on disposal of investments	33,089	50,987	93,716
Net gains (losses) on trading assets	230,580	29,623	(245,495)
Net unrealized gains (losses) on investments measured at fair value through earnings	86,391	(103,169)	(86,172)
Bargain purchase gain	72,576	-	-
Impairment of goodwill	-	(22,966)	-
Subtotal	422,636	(45,525)	(237,951)
Total realized and unrealized gains (losses)	84,204	(1,021,351)	(2,791,399)
Other income (loss):
Investment advisory income	-	24,848	31,343
Dividend income from affiliate	-	8,636	25,189
Other income (loss)	44,144	(47,201)	(12,488)
Total other income (loss)	44,144	(13,717)	44,044
General and administrative expenses:
Compensation and management fee	151,599	150,286	155,560
Other general and administrative expenses	98,757	49,954	53,778
Total general and administrative expenses	250,356	200,240	209,338
Income (loss) before income taxes and noncontrolling interest	1,431,191	463,793	(836,954)
Income taxes	(1,595)	(1,954)	5,325
Net income (loss)	1,432,786	465,747	(842,279)
Net income (loss) attributable to noncontrolling interest	(970)	(809)	(196)
Net income (loss) attributable to Annaly	1,433,756	466,556	(842,083)
Dividends on preferred stock	82,260	71,968	71,968
Net income (loss) available (related) to common stockholders	$1,351,496	$394,588	$(914,051)
Net income (loss) per share available (related) to common stockholders:
Basic	$1.39	$0.42	$(0.96)
Diluted	$1.39	$0.42	$(0.96)
Weighted average number of common shares outstanding:
Basic	969,787,583	947,062,099	947,539,294
Diluted	970,102,353	947,276,742	947,539,294
Net income (loss)	$1,432,786	$465,747	$(842,279)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(686,414)	(531,952)	3,048,291
Reclassification adjustment for net (gains) losses included in net income (loss)	(21,883)	(50,527)	(94,475)
Other comprehensive income (loss)	(708,297)	(582,479)	2,953,816
Comprehensive income (loss)	$724,489	$(116,732)	$2,111,537
Comprehensive income (loss) attributable to noncontrolling interest	(970)	(809)	(196)
Comprehensive income (loss) attributable to Annaly	725,459	(115,923)	2,111,733
Dividends on preferred stock	82,260	71,968	71,968
Comprehensive income (loss) attibutable to common stockholders	$643,199	$(187,891)	$2,039,765

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(dollars in thousands, except per share data)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
BALANCE, December 31, 2013	177,088	290,514	445,457	-	9,474	14,765,761	(2,748,933)	(534,306)	12,405,055	-	12,405,055
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	(842,083)	(842,083)	-	(842,083)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(196)	(196)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	3,048,291	-	3,048,291	-	3,048,291
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	(94,475)	-	(94,475)	-	(94,475)
Stock compensation expense	-	-	-	-	-	1,072	-	-	1,072	-	1,072
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	2	2,368	-	-	2,370	-	2,370
Contingent beneficial conversion feature on 4% Convertible Senior Notes	-	-	-	-	-	17,308	-	-	17,308	-	17,308
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	5,486	5,486
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	-	(1,137,079)	(1,137,079)	-	(1,137,079)
BALANCE, December 31, 2014	177,088	290,514	445,457	-	9,476	14,786,509	204,883	(2,585,436)	13,328,491	5,290	13,333,781
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	466,556	466,556	-	466,556
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(809)	(809)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	(531,952)	-	(531,952)	-	(531,952)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	(50,527)	-	(50,527)	-	(50,527)
Stock compensation expense	-	-	-	-	-	1,156	-	-	1,156	-	1,156
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	2	2,244	-	-	2,246	-	2,246
Buyback of common stock	-	-	-	-	(119)	(114,141)	-	-	(114,260)	-	(114,260)
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	5,467	5,467
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	-	(1,133,768)	(1,133,768)	-	(1,133,768)
BALANCE, December 31, 2015	177,088	290,514	445,457	-	9,359	14,675,768	(377,596)	(3,324,616)	11,895,974	9,948	11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	1,433,756	1,433,756	-	1,433,756
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(970)	(970)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	(686,414)	-	(686,414)	-	(686,414)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	(21,883)	-	(21,883)	-	(21,883)
Stock compensation expense	-	-	-	-	-	7,047	-	-	7,047	-	7,047
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	2	2,360	-	-	2,362	-	2,362
Buyback of common stock	-	-	-	-	(111)	(102,601)	-	-	(102,712)	-	(102,712)
Acquisition of subsidiary	-	-	-	287,500	939	996,768	-	-	1,285,207	-	1,285,207
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	(1,186)	(1,186)
Preferred Series A dividends, declared $1.97 per share	-	-	-	-	-	-	-	(14,593)	(14,593)	-	(14,593)
Preferred Series C dividends, declared $1.91 per share	-	-	-	-	-	-	-	(22,875)	(22,875)	-	(22,875)
Preferred Series D dividends, declared $1.88 per share	-	-	-	-	-	-	-	(34,500)	(34,500)	-	(34,500)
Preferred Series E dividends, declared $0.95 per share	-	-	-	-	-	-	-	(10,292)	(10,292)	-	(10,292)
Common dividends declared, $1.20 per share	-	-	-	-	-	-	-	(1,162,897)	(1,162,897)	-	(1,162,897)
BALANCE, December 31, 2016	177,088	290,514	445,457	287,500	10,189	15,579,342	(1,085,893)	(3,136,017)	12,568,180	7,792	12,575,972

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For The Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$1,432,786	$465,747	$(842,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	814,575	793,657	664,379
Amortization of Residential Mortgage Loans premiums and discounts, net	942	-	-
Amortization of securitized debt premiums and discounts, net	24	-	-
Amortization of commercial real estate investment premiums and discounts, net	(2,978)	(1,321)	616
Amortization of intangibles	12,893	7,309	1,390
Amortization of deferred financing costs	1,609	5,419	9,951
Amortization of net origination fees and costs, net	(4,967)	(4,263)	(4,917)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	-	12,246	37,341
Depreciation expense	21,868	12,661	3,205
Bargain purchase gain	(72,576)	-	-
Net gain on sale of commercial real estate	(2,865)	-	(2,748)
Net gain on sale of commercial loans held for sale	74	(120)	-
Net (gains) losses on sales of Residential Investment Securities	(31,039)	(63,317)	(94,476)
Net (gains) losses on sales of residential mortgage loans	921	-	-
Net (gains) losses on sales of corporate debt	(180)	-	-
Net (gain) loss on sale of investment in affiliate	-	12,450	-
Stock compensation expense	7,047	1,156	1,072
Impairment of goodwill	-	22,966	-
Unrealized (gains) losses on interest rate swaps	(282,190)	124,869	948,755
Net unrealized (gains) losses on investments measured at fair value through earnings	(86,391)	103,169	86,172
Equity in net income from unconsolidated joint venture	4,592	2,782	-
Distributions of cumulative earnings from unconsolidated joint venture	-	1,384	-
Net (gains) losses on trading assets	(230,580)	(29,623)	245,495
Originations of loans held for sale, net	-	(1,231,400)	-
Proceeds from sale of commercial loans held for sale	164,101	458,270	-
Payments on purchase of residential mortgage loans	(99,590)	-	-
Proceeds from repayments from residential mortgage loans	134,959	-	-
Proceeds from repurchase agreements of RCap	2,270,520,000	2,029,822,000	881,680,774
Payments on repurchase agreements of RCap	(2,265,245,000)	(2,034,322,000)	(875,782,907)
Proceeds from reverse repurchase agreements	60,990,000	52,950,000	107,898,578
Payments on reverse repurchase agreements	(60,990,000)	(52,850,000)	(107,898,578)
Proceeds from securities borrowed	-	-	23,888,955
Payments on securities borrowed	-	-	(21,306,062)
Proceeds from securities loaned	-	-	41,939,298
Payments on securities loaned	-	-	(44,466,966)
Proceeds from U.S. Treasury securities	-	-	3,159,253
Payments on U.S. Treasury securities	-	-	(3,920,425)
Net payments on derivatives	(168,812)	55,214	(134,284)
Net change in:
Due to / from brokers	(12)	-	8,596
Other assets	(110,417)	(24,339)	(2,657)
Accrued interest and dividends receivable	27,712	47,893	(21,376)
Receivable for investment advisory income	-	10,402	(3,563)
Accrued interest payable	6,337	(28,658)	34,889
Accounts payable and other liabilities	43,020	2,028	987
Net cash provided by (used in) operating activities	6,855,863	(3,643,419)	6,128,468

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(25,529,322)	(19,703,098)	(38,626,689)
Proceeds from sales of Residential Investment Securities	12,488,907	24,801,165	22,654,547
Principal payments on Agency mortgage-backed securities	12,470,168	9,926,030	8,312,784
Purchase of MSRs	(174,167)	-	-
Proceeds from sale of investment in affiliate	-	126,402	-
Payments on purchases of corporate debt	(399,713)	(397,639)	(136,953)
Principal payments on corporate debt	117,282	76,568	88,909
Purchases of commercial real estate debt investments	(151,862)	(411,511)	-
Sales of commercial real estate debt investments	-	41,016	-
Purchase of securitized loans at fair value	(1,489,268)	(2,574,353)	-
Origination of commercial real estate investments, net	(271,152)	(4,050)	(246,833)
Proceeds from sale of commercial real estate investments	39,530	227,450	-
Principal payments on commercial real estate debt investments	80,441	10,820	-
Principal payments on securitized loans at fair value	182,440	78	-
Proceeds from sales of commercial real estate held for sale	-	-	26,019
Principal payments on commercial real estate investments	654,117	444,998	316,082
Purchase of investments in real estate	(2,918)	(274,856)	(190,743)
Investment in unconsolidated joint venture	(3,645)	(69,902)	-
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,620	-	-
Payments on purchase of residential mortgage loans held for investment	(65,623)	-	-
Proceeds from repayments from residential mortgage loans held for investment	18,268	-	-
Purchase of equity securities	(88,062)	(102,198)	-
Proceeds from sales of equity securities	16,112	28,395	-
Cash acquired in business combination	41,698	-	-
Net cash provided by (used in) investing activities	(2,062,149)	12,145,315	(7,802,877)

Statement continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	179,641,180	202,273,148	195,370,377
Principal payments on repurchase agreements	(186,353,987)	(212,904,214)	(191,687,319)
Payments on maturity of convertible senior notes	-	(857,541)	-
Proceeds from other secured financing	2,438,641	2,554,913	-
Payments on other secured financing	(438,169)	(709,865)	-
Proceeds from issuance of securitized debt	1,381,640	2,382,810	260,700
Principal repayments on securitized debt	(343,071)	(86,648)	-
Principal repayments on securitized loans	-	201	-
Payment of deferred financing cost	(3,076)	(2,608)	(6,382)
Net proceeds from direct purchases and dividend reinvestments	2,362	2,246	2,370
Proceeds from mortgages payable	-	192,375	127,325
Principal payments on participation sold	(336)	(296)	(309)
Principal payments on mortgages payable	(23,581)	(360)	(47)
Contributions from noncontrolling interests	14	6,116	5,486
Distributions to noncontrolling interests	(1,200)	(649)	-
Net payment on share repurchase	(102,712)	(114,260)	-
Dividends paid	(1,220,931)	(1,209,250)	(1,208,984)
Net cash provided by (used in) financing activities	(5,023,226)	(8,473,882)	2,863,217
Net (decrease) increase in cash and cash equivalents	(229,512)	28,014	1,188,808
Cash and cash equivalents, beginning of period	1,769,258	1,741,244	552,436
Cash and cash equivalents, end of period	$1,539,746	$1,769,258	$1,741,244
Supplemental disclosure of cash flow information:
Interest received	$2,968,161	$2,965,887	$3,307,238
Dividends received	$2,520	$12,684	$25,189
Fees received	$4,266	$-	$-
Investment advisory income received	$-	$35,250	$27,780
Interest paid (excluding interest paid on interest rate swaps)	$624,784	$427,632	$496,033
Net interest paid on interest rate swaps	$536,674	$612,111	$812,108
Taxes paid	$934	$1,929	$8,314
Noncash investing activities:
Receivable for investments sold	$51,461	$121,625	$1,010,094
Payable for investments purchased	$65,041	$107,115	$264,984
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(708,297)	$(582,479)	$2,953,816
Reclassification of loans held for sale to investments in commercial real estate	$-	$18,500	$-
Noncash financing activities:
Dividends declared, not yet paid	$305,674	$280,779	$284,293
Contingent beneficial conversion feature on 4% Convertible Senior Notes	$-	$-	$17,308

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

1.	DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, Agency debentures, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights, commercial real estate assets and corporate debt. The Company’s principal business objectives are (1) to generate net income for distribution to its stockholders from its investments and (2) capital preservation. The Company is externally managed by Annaly Management Company LLC (the “Manager”).
The Company’s investment groups are primarily comprised of the following:

•	Agency invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
•	Residential credit invests primarily in non-Agency mortgage-backed assets within securitized products and residential mortgage loan markets.
•	Commercial real estate originates and invests in commercial mortgage loans, securities, and other commercial real estate investments.
•	Middle market lending provides customized debt financing to middle-market businesses.

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

Variable Interest Entities - The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in Variable Interest Entities ("VIEs"). A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE's expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. RCap Securities, Inc. (or RCap) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $1.4 billion and $1.6 billion at December 31, 2016 and December 31, 2015.

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

The Company elected the fair value option for interest-only mortgage-backed securities, non-Agency mortgage-backed securities and certain CRT securities as this election simplifies the accounting. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific mortgage-backed securities. Interest-only mortgage-backed securities, non-Agency mortgage-backed securities and certain CRT securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on investments measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The table below summarizes the interest income recognition methodology for Residential Investment Securities:
Interest Income Methodology
Agency
Fixed-rate pass-through(1)	Effective yield(3)
Adjustable-rate pass-through(1)	Effective yield(3)
Collateralized Mortgage Obligation (“CMO”)(1)	Effective yield(3)
Debentures(1)	Contractual Cash Flows
Interest-only(2)	Prospective
Residential Credit
CRT(2)	Prospective
Alt-A(2)	Prospective
Prime(2)	Prospective
Subprime(2)	Prospective
NPL/RPL(2)	Prospective
Prime Jumbo(2)	Prospective
Prime Jumbo interest-only(2)	Prospective

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
Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of prime jumbo fixed and adjustable-rate residential mortgage loans acquired in connection with the Company’s acquisition of Hatteras (“Hatteras Acquisition”) and through subsequent purchases. Additionally, pursuant to the Hatteras Acquisition, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trust at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

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

There was no real estate acquired in settlement of residential mortgage loans as of December 31, 2016 or December 31, 2015. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities without intent to accept delivery (“TBA derivatives”), options on TBA securities (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards
Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

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
Futures Contracts - Futures contracts are derivatives that track the prices of specific assets or benchmark rates. Short sales of futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
Forward purchase commitments – The Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. Gains and losses are recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
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

Finite life intangible assets are amortized over their expected useful lives.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including FIDAC, RCap and certain subsidiaries of Annaly Commercial Real Estate Group, Inc. (or ACREG) and Hatteras, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were necessary as of December 31, 2016 and 2015.

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

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.

If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Commercial loans held for sale, net in the accompanying Consolidated Statements of Financial Condition. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis. The Company has elected the fair value option for multi-family mortgage loans held in securitization trusts that it was required to consolidate.  Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses if necessary.  See the “Commercial Real Estate Investments” Note for additional information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of the commercial real estate loans and preferred equity interests held for investment (collectively referred to as “CRE Debt and Preferred Equity Investments”) and their contractual terms. Origination fees and costs, premiums or discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the lives of the CRE Debt and Preferred Equity Investments using the interest method.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Impairment of Securities and Loans

Other-Than-Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  If the fair value is less than the cost of a held-to maturity-security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the years ended December 31, 2016, 2015 and 2014.
Allowance for Losses – The Company evaluates the need for a loss reserve on its CRE Debt and Preferred Equity Investments and its corporate loans. A provision for losses related to CRE Debt and Preferred Equity Investments and corporate loans, including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectable. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the CRE Debt and Preferred Equity Investments as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers, verifies loan compliance packages, if applicable, and analyzes current results relative to budgets and sensitivities performed at inception of the investment. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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

In connection with the quarterly surveillance review process, the Company’s CRE Debt and Preferred Equity Investments are assigned an internal risk rating. Effective December 31, 2015, these risk ratings were enhanced to conform to guidance provided by the Office of the Controller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on loan-to-values and the net operating income debt yields of the underlying collateral of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations. The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

and approval by the respective committee. The internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”.  Performing loans meet all present contractual obligations.  Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible.    The presentation of prior period internal risk ratings have been revised to conform to the current period presentation.

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
The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of December 31, 2016. There were no allowances for loan losses as of December 31, 2016 and 2015.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Standards that are not yet adopted
ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business	This update provides a screen to determine and a framework to evaluate when a set of assets and activities is a business.	January 1, 2018 (early adoption permitted)	The amendments are expected to result in fewer transactions being accounted for as business combinations.
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings.  The amendments affect loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities.
January 1, 2020 (early adoption permitted)
The Company currently plans to adopt the new standard on its effective date. While Annaly is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. Further, based on the amended guidance for available-for-sale debt securities, the Company:
• will be required to use an allowance approach to recognize credit impairment, with the allowance to be limited to the amount by which the security’s fair value is less than its amortized cost basis;
• may not consider the length of time fair value has been below amortized cost, and
• may not consider recoveries of fair value after the balance sheet date when assessing whether a credit loss exists.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4.	ACQUISITION OF HATTERAS

As previously disclosed in the Company’s filings with the SEC, on July 12, 2016 the Company completed its acquisition of Hatteras, an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, for aggregate consideration to Hatteras common stockholders of $1.5 billion, consisting of $1.0 billion in equity consideration and $521.1 million in cash consideration. The Company issued 93.9 million shares of common shares as part of the consideration for the Hatteras Acquisition, which includes replacement share-based payment awards.

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

The following table summarizes the aggregate consideration and preliminary fair value of the assets acquired and liabilities assumed recognized at the acquisition date, which is subject to change if new information becomes available:

July 12, 2016
Consideration Transferred:	(dollars in thousands)
Cash	$521,082
Common equity	997,707

Preferred shares:
Exchange of Hatteras preferred stock for Annaly preferred stock	278,252
Preferred stock fair value adjustment	9,248
Preferred shares	287,500

Total consideration	$1,806,289

Net Assets:
Cash	$562,780
Agency mortgage-backed securities, at fair value	10,863,070
Credit risk transfer securities, at fair value	116,770
Residential mortgage loans	360,447
Mortgage servicing rights	355,820
Other derivatives, at fair value	8,677
Principal receivable	438,005
Accrued interest and dividend receivable	83,814
Other assets	57,250
Total assets acquired	$12,846,633

Repurchase agreements	$10,422,757
Other secured financing	35,769
Securitized debt of consolidated VIEs	54,135
Other derivatives, at fair value	349,922
Dividends payable	670
Payable for investments purchased	2,643
Accrued interest payable	4,833
Accounts payable and other liabilities	97,039
Total liabilities assumed	10,967,768
Net assets acquired	$1,878,865

Bargain purchase gain	$72,576

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

Under the acquisition method of accounting, merger-related transaction costs (such as advisory, legal, valuation, and other professional fees) are not included as components of consideration transferred but are expensed in the periods in which the costs are incurred.  Transaction costs of $48.9 million were incurred during the year ended December 31, 2016 and were included in Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss).

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

The Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016 includes Net interest income and Net income (loss) of $61.4 million and $295.8 million, respectively, attributable to the Hatteras Acquisition. The following unaudited pro forma summary presents consolidated information of the Company, assuming the Hatteras Acquisition had occurred as of January 1, 2015 for purposes of the 2016 and 2015 pro forma disclosures presented. They include certain adjustments for the periods presented to exclude deferred swap net losses of Hatteras from net interest expense to conform to the Company’s presentation, recalculate the management fee based upon pro forma stockholders’ equity and the Company’s management fee rate, eliminate Hatteras common stock outstanding and record the issuance of the Company’s common stock to Hatteras stockholders and reflect direct costs incurred by the Company and the bargain purchase gain as if the Hatteras Acquisition occurred as of January 1, 2015. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the Hatteras Acquisition occurred on January 1, 2015 and may not be indicative of future operating results:

	For the Years Ended
	December 31, 2016	December 31, 2015
	(dollars in thousands, except per share data)
Net interest income	$1,650,828	$1,951,417
Net income (loss)	$1,327,653	$543,796
Basic earnings per common share	$1.16	$0.43
Diluted earnings per common share	$1.16	$0.43

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

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value as of December 31, 2016 and 2015:
	December 31, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,759,317	$3,633,354	$(1,956)	$64,390,715	$228,430	$(1,307,771)	$63,311,373
Adjustable-rate pass-through	10,653,109	391,267	(4,081)	11,040,295	47,250	(53,795)	11,033,751
Interest-only	8,133,805	1,436,192	-	1,436,192	4,225	(195,668)	1,244,749
Total Agency investments	$79,546,231	$5,460,813	$(6,037)	$76,867,202	$279,905	$(1,557,234)	$75,589,873

Residential Credit
CRT	$690,491	$11,113	$(10,907)	$690,697	$34,046	$(21)	$724,722
Alt-A	173,108	1,068	(23,039)	151,137	3,721	(685)	154,173
Prime	248,176	287	(35,068)	213,395	7,050	(253)	220,192
Subprime	697,983	380	(96,331)	602,032	12,578	(1,061)	613,549
NPL/RPL	269,802	670	(209)	270,263	1,004	(429)	270,838
Prime Jumbo	129,453	852	(345)	129,960	267	(308)	129,919
Prime Jumbo Interest-Only	863,370	15,129	-	15,129	-	(2,493)	12,636
Total residential credit investments	$3,072,383	$29,499	$(165,899)	$2,072,613	$58,666	$(5,250)	$2,126,029

Total Residential Investment Securities	$82,618,614	$5,490,312	$(171,936)	$78,939,815	$338,571	$(1,562,484)	$77,715,902

	December 31, 2015
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$57,339,705	$3,270,521	$(2,832)	$60,607,394	$400,350	$(824,862)	$60,182,882
Adjustable-rate pass-through	2,894,192	61,781	(6,427)	2,949,546	70,849	(10,317)	3,010,078
CMO	964,095	27,269	(477)	990,887	9,137	(12,945)	987,079
Debentures	158,802	-	(648)	158,154	-	(6,116)	152,038
Interest-only	9,499,332	1,634,312	-	1,634,312	18,699	(114,826)	1,538,185
Total Agency investments	$70,856,126	$4,993,883	$(10,384)	$66,340,293	$499,035	$(969,066)	$65,870,262

Residential Credit
CRT	$476,084	$2,225	$(12,840)	$465,469	$250	$(9,209)	$456,510
Alt-A	138,211	449	(14,131)	124,529	211	(460)	124,280
Prime	117,649	302	(10,916)	107,035	424	(81)	107,378
Subprime	122,667	22	(12,103)	110,586	63	(599)	110,050
NPL/RPL	354,945	19	(1,270)	353,694	19	(1,172)	352,541
Prime Jumbo	197,695	566	-	198,261	-	(1,060)	197,201
Prime Jumbo Interest-Only	811,245	15,430	-	15,430	-	(158)	15,272
Total residential credit securities	$2,218,496	$19,013	$(51,260)	$1,375,004	$967	$(12,739)	$1,363,232

Total Residential Investment Securities	$73,074,622	$5,012,896	$(61,644)	$67,715,297	$500,002	$(981,805)	$67,233,494

(1) Unrealized gains and losses on Agency investments, excluding interest-only investments, are reported as a component of Other comprehensive income (loss). Unrealized gains and losses on residential credit securities and Agency interest-only investments are reported in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of December 31, 2016 and 2015:

Investment Type	December 31, 2016	December 31, 2015
	(dollars in thousands)
Fannie Mae	$51,658,391	$42,647,075
Freddie Mac	23,858,110	22,960,595
Ginnie Mae	73,372	110,554
Total	$75,589,873	$65,718,224

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.
The following table summarizes the Company’s available for sale Residential Investment Securities as of December 31, 2016 and 2015, according to their estimated weighted average life classifications:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2016		December 31, 2015
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$63,510	$61,775	$37,862	$37,850
Greater than one year through five years	12,626,932	12,666,394	20,278,111	20,066,435
Greater than five years through ten years	56,785,601	57,738,588	46,473,701	47,174,319
Greater than ten years	8,239,859	8,473,058	443,820	436,693
Total	$77,715,902	$78,939,815	$67,233,494	$67,715,297

The weighted average lives of the Agency mortgage-backed securities at December 31, 2016 and 2015 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities and debentures, accounted for as available-for-sale, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	$52,465,045	$(1,094,957)	1,368	$20,072,072	$(164,259)	463
12 Months or More	6,277,814	(266,609)	54	21,705,764	(689,981)	189
Total	$58,742,859	$(1,361,566)	1,422	$41,777,836	$(854,240)	652

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

During the year ended December 31, 2016, the Company disposed of $12.3 billion of Residential Investment Securities, resulting in a net realized gain of $31.0 million.
During the year ended December 31, 2015, the Company disposed of $23.9 billion of Residential Investment Securities, resulting in a net realized gain of $63.3 million.  During the year ended December 31, 2014, the Company disposed of $22.5 billion of Residential Investment Securities, resulting in a net realized gain of $94.5 million.

Agency interest-only mortgage-backed securities represent the right to receive a specified portion of the contractual interest flows of the underlying outstanding principal balance of specific Agency mortgage-backed securities.  Agency interest-only mortgage-backed securities in the Company’s portfolio as of December 31, 2016 and 2015 had accumulated net unrealized gains (losses) of ($191.4) million and ($96.1) million and an amortized cost of $1.4 billion and $1.6 billion, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

6.	RESIDENTIAL MORTGAGE LOANS

The table below presents the fair value and the unpaid principal balance of the residential mortgage loan portfolio as of December 31, 2016:

(dollars in thousands)
Fair value	$342,289
Unpaid principal balance	$338,323

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016 for these investments:

(dollars in thousands)
Net gains (losses) on disposal of investments	$(922)
Net unrealized gains (losses) on investments measured at fair value through earnings	(5,614)
Net interest income	3,452
Total included in net income (loss)	$(3,084)

The following table provides the geographic concentrations based on the unpaid principal balances as of December 31, 2016 for the residential mortgage loans, including loans held in a securitization trust:

Geographic Concentrations of Residential Mortgage Loans
Property Location	% of Balance
California	46.3%
Texas	9.6%
Illinois	5.7%
Florida	5.2%
Washington	5.1%
All other (none individually greater than 5%)	28.1%
Total	100.0%

The table below provides additional data on the Company’s residential mortgage loans, including loans held in a securitization trust, at December 31, 2016:

	December 31, 2016
	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$22 - $1,905	$691
Interest rate	2.50% - 6.75%	3.72%
Maturity	4/8/2044 - 11/1/2046	8/20/2045
FICO score at loan origination	665 - 814	761
Loan-to-value ratio at loan origination	24% - 90%	71%

As of December 31, 2016, approximately 85% of the carrying value of the Company’s residential mortgage loans, including loans held in a securitization trust, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table presents the activity related to residential mortgage loans for the year ended December 31, 2016:
December 31, 2016
(dollars in thousands)
Fair value, beginning of period	$-
Obtained through Hatteras Acquisition	360,447
Purchases	165,213
Collection of principal	(176,815)
Amortization of premiums	(942)
Change in fair value	(5,614)
Fair value, end of period	$342,289

7.	MORTGAGE SERVICING RIGHTS

In connection with the Hatteras Acquisition, the Company acquired an MSR portfolio and began investing in MSRs through Hatteras’ wholly-owned subsidiary during the third quarter of 2016. The Company elected to carry all investments in MSRs at fair value.

The following table presents activity related to MSRs for the year ended December 31, 2016:

December 31, 2016
(dollars in thousands)
Fair value, beginning of period	$-
Obtained through Hatteras Acquisition	355,820
Purchases	166,585
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	178,463
Other changes, including realization of expected cash flows	(48,652)
Fair value, end of period	$652,216

(1) Principally represent changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the year ended December 31, 2016, the Company recognized $60.5 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8.	COMMERCIAL REAL ESTATE INVESTMENTS

On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County California.  As of December 31, 2015, such financing is comprised of a $280.0 million senior mortgage loan ($278.6 million, net of origination fees), and mezzanine debt with an initial principal balance of $55.0 million ($52.7 million, net of origination fees) and a future funding component of $30.0 million.  The senior mortgage loan was held for sale as of December 31, 2015. During 2016, the Company sold $165.0 million
($164.0 million, net of origination fees) of the senior loan to unrelated third parties at carrying value. Accordingly, no gain or loss was recorded in connection with these sales. The balance of the senior loan of $115.0 million ($114.4 million, net of origination fees) remains held for sale as of December 31, 2016.

At December 31, 2016 and 2015, commercial real estate investments held for investment were comprised of the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

CRE Debt and Preferred Equity Investments

	December 31, 2016			December 31, 2015
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$512,322	$510,071	52.6%	$387,314	$385,838	28.6%
Senior securitized mortgages(3)	-	-	0.0%	263,072	262,703	19.4%
Mezzanine loans	453,693	451,467	46.5%	582,592	578,503	43.0%
Preferred equity	9,000	8,967	0.9%	122,444	121,773	9.0%
Total (4)	$975,015	$970,505	100.0%	$1,355,422	$1,348,817	100.0%

(1) Carrying value includes unamortized origination fees of $4.5 million and $6.9 million as of December 31, 2016 and 2015, respectively.
(2) Based on outstanding principal.
(3) Assets of consolidated VIEs.
(4) Excludes Loans held for sale, net.

	December 31, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	211,318	-	62,390	-	273,708
Principal payments	(86,310)	(263,072)	(191,291)	(113,444)	(654,117)
Amortization & accretion of (premium) discounts	(136)	-	(178)	-	(314)
Net (increase) decrease in origination fees	(2,086)	-	(472)	-	(2,558)
Amortization of net origination fees	1,447	369	2,515	638	4,969
Net carrying value (2)	$510,071	$-	$451,467	$8,967	$970,505

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

	December 31, 2015
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$383,895	$398,634	$522,731	$212,905	$1,518,165
Originations & advances (principal)	293,925	-	195,312	-	489,237
Principal payments	(243,270)	(136,469)	(153,693)	(92,210)	(625,642)
Sales (principal)	(46,945)	-	-	-	(46,945)
Amortization & accretion of (premium) discounts	(142)	-	(232)	517	143
Net (increase) decrease in origination fees	(3,702)	(279)	(4,806)	-	(8,787)
Amortization of net origination fees	2,077	817	691	561	4,146
Transfers	-	-	18,500	-	18,500
Net carrying value (2)	$385,838	$262,703	$578,503	$121,773	$1,348,817

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
Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserve management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible.
The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing as of December 31, 2016 and 2015. Accordingly, no allowance for loan losses was deemed necessary as of December 31, 2016 and 2015.

	December 31, 2016
			Internal Ratings
Investment Type	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$512,322	52.6%	$144,434	$243,448	$124,440	$-	$-	$-	$512,322
Mezzanine loans	453,693	46.5%	254,337	170,039	29,317	-	-	-	453,693
Preferred equity	9,000	0.9%	-	-	9,000	-	-	-	9,000
	$975,015	100.0%	$398,771	$413,487	$162,757	$-	$-	$-	$975,015

(1) Excludes Loans held for sale, net.

	December 31, 2015
			Internal Ratings
Investment Type	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$387,314	28.6%	$71,000	$283,148	$33,166	$-	$-	$-	$387,314
Senior securitized mortgages(2)	263,072	19.4%	106,770	15,500	140,802	-	-	-	263,072
Mezzanine loans	582,592	43.0%	342,493	219,969	20,130	-	-	-	582,592
Preferred equity	122,444	9.0%	-	81,944	40,500	-	-	-	122,444
	$1,355,422	100.0%	$520,263	$600,561	$234,598	$-	$-	$-	$1,355,422

(1) Excludes Loans held for sale, net.
(2) Assets of consolidated VIE.

As of December 31, 2016, approximately 77% of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.
Investments in Commercial Real Estate
There were no acquisitions of new real estate holdings during the year ended December 31, 2016.
The following table summarizes acquisitions of real estate held for investment during 2015:

Date of Acquisition	Type	Location	Original Purchase Price	Remaining Lease Term (Years) (1)
(dollars in thousands)
July 2015	Single Tenant Retail	Ohio	$11,000	3.9
August 2015	Multi Tenant Retail	Florida	$18,900	4.5
October 2015	Multifamily Property	Washington, DC	$75,000	1.0
October 2015	Multi Tenant Retail	California	$37,750	3.8
November 2015	Multi Tenant Retail	Texas	$131,950	4.2
(1) As of December 31, 2016. Does not include extension options.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Texas
(dollars in thousands)
Purchase Price Allocation:
Land	$32,452
Buildings	82,552
Site improvements	5,446
Tenant Improvements	6,835
Real estate held for investment	127,285

Intangible assets (liabilities):
Leasehold intangible assets	14,598
Above market lease	274
Below market lease	(10,207)
Total purchase price	$131,950

The Company sold three non-core properties of the Texas Portfolio in June 2016 for $12.8 million and recognized a gain on sale of $0.8 million. The Company sold one of its wholly-owned triple net leased properties in November 2016 for $26.8 million and recognized a gain on sale of $2.0 million.
The weighted average amortization period for intangible assets and liabilities as of December 31, 2016 is 4.7 years.  Above market leases and leasehold intangible assets are included in Other assets and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

Total Commercial Real Estate Investment

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$112,675	$113,494
Buildings and improvements	335,945	373,603
Subtotal	448,620	487,097
Less: accumulated depreciation	(34,221)	(16,886)
Total real estate held for investment, at amortized cost, net	414,399	470,211
Equity in unconsolidated joint ventures	60,168	65,735
Investments in commercial real estate, net	$474,567	$535,946

Depreciation expense was $20.4 million and $12.7 million for the year ended December 31, 2016 and 2015, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2016 for consolidated investments in real estate are as follows (in thousands):

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2016
(dollars in thousands)
2017	$30,441
2018	27,225
2019	23,231
2020	18,635
2021	14,554
Later years	26,424
$140,510

Mortgage loans payable as of December 31, 2016 and 2015, were as follows:

December 31, 2016
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$285,993	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,261	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,015	11,025	3.58%	Fixed	6/6/2019	First liens
Arizona	-	-	3.50%	Fixed	1/1/2017	First liens
Nevada	2,367	2,365	L+200	Floating (1)	3/29/2017	First liens
	$311,636	$314,865

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

December 31, 2015
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$292,658	$296,325	2.30% to 4.61%	Fixed	2016, 2024 and 2025	First liens
Tennessee	12,228	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,012	11,025	3.58%	Fixed	6/6/2019	First liens
Arizona	16,365	16,308	3.50%	Fixed	1/1/2017	First liens
Nevada	2,444	2,436	L+200	Floating (1)	3/29/2017	First liens
	$334,707	$338,444

(1) Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments as of December 31, 2016:

Mortgage Loan Principal Payments
(dollars in thousands)
2017	$2,365
2018	-
2019	23,375
2020	-
2021	-
Later years	289,125
$314,865

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

9.	CORPORATE DEBT

The Company invests in corporate loans and corporate debt securities through Annaly Middle Market Lending LLC (or MML).
The industry and rate sensitivity dispersion of the portfolio as of December 31, 2016 and 2015 are as follows:

	Industry Dispersion
	December 31, 2016			December 31, 2015
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$-	$32,067	$32,067	$-	$-	$-
Commercial Fishing	-	40,600	40,600	-	41,979	41,979
Computer Programming, Data Processing & Other Computer Related Services	-	146,547	146,547	-	73,758	73,758
Drugs	-	34,042	34,042	-	-	-
Drugs, Drug Proprietaries & Druggists's Sundries	-	-	-	-	43,617	43,617
Groceries and Related Products	-	14,856	14,856	-	28,286	28,286
Grocery Stores	-	23,761	23,761	-	-	-
Home Health Care Services	-	39,205	39,205	-	34,432	34,432
Insurance Agents, Brokers and services	4,391	73,267	77,658	-	29,221	29,221
Laboratory Apparatus and Analytical, Optical, Measuring, and Controlling Instruments	-	-	-	-	7,475	7,475
Management and Public Relations Services	-	16,493	16,493	-	-	-
Medical and Dental Laboratories	-	17,292	17,292	-	-	-
Miscellaneous Business Services	84,486	-	84,486	74,682	-	74,682
Miscellaneous Health and Allied Services, not elsewhere classified	-	9,791	9,791	-	9,875	9,875
Miscellaneous Nonmetallic Minerals, except Fuels	-	24,688	24,688	-	24,666	24,666
Miscellaneous Plastic Products	-	27,036	27,036	-	12,697	12,697
Motor Vehicles and Motor Vehicle Parts and Supplies	-	12,319	12,319	-	-	-
Offices and Clinics of Doctors of Medicine	-	83,386	83,386	-	61,275	61,275
Personnel Supply Services	-	36,921	36,921	-	7,573	7,573
Research, Development and Testing Services	-	17,744	17,744	-	17,742	17,742
Schools and Educational Services, not elsewhere classified	-	20,979	20,979	-	21,230	21,230
Surgical, Medical, and Dental Instruments and Supplies	-	13,403	13,403	-	-	-
Total	$88,877	$684,397	$773,274	$74,682	$413,826	$488,508

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
	(dollars in thousands)
First lien loans	$505,956	$280,441
Second lien loans	178,441	133,385
Second lien notes	84,486	74,682
Subordinated notes	4,391	-
Total	$773,274	$488,508

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

10.	VARIABLE INTEREST ENTITIES

In January 2014, the Company closed NLY Commercial Mortgage Trust 2014-FL1 (the “NLY Commercial Mortgage Trust”), a $399.5 million securitization financing transaction which provided permanent, non-recourse financing collateralized by floating-rate first mortgage debt investments originated or co-originated by the Company and is not subject to margin calls. A total of $260.7 million of investment grade bonds were issued by the NLY Commercial Mortgage Trust, representing an advance rate of 65.3% at a weighted average coupon of LIBOR plus 1.74% at closing. The Company used the proceeds to originate commercial real estate investments. The Company retained bonds rated below investment grade and the interest-only bond issued by the NLY Commercial Mortgage Trust, which are referred to as the subordinate bonds.

The Company incurred approximately $4.3 million of costs in connection with the securitization that have been capitalized and were being amortized to interest expense.  Deferred financing costs are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition. As of December 31, 2016, the underlying securitized debt was fully paid off, and accordingly, the remaining costs were fully amortized.

The Company is considered to be the primary beneficiary of NLY Commercial Mortgage Trust as a result of its ability to remove the special servicer without cause and through its ownership of subordinated certificates. The Company did not elect the fair value option for the loans in this VIE in order to consistently account for loans it originated that are held for investment and carried at amortized cost.

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.3 billion and $1.2 billion, respectively, at December 31, 2016.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million.  The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion.
The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $1.1 billion and $1.0 billion, respectively, at December 31, 2016.

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company is required to consolidate the FREMF 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at December 31, 2016. FREMF 2015-KLSF, FREMF 2015-KF07 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $281.6 million.  Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed.  The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

The FREMF Trusts mortgage loans had an unpaid principal balance of $3.9 billion at December 31, 2016.   As of December 31, 2016 there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of December 31, 2016 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries.  The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the servicer.  As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt was $164.5 million as of December 31, 2016.
In June 2016, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution.  The Borrower was determined to be  a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has transferred corporate loans with a carrying amount of $592.9 million at December 31, 2016 that are pledged as collateral for the credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation.  As of December 31, 2016, the Borrower had an intercompany receivable of $292.6 million, which eliminates upon consolidation and an Other secured financing of $292.6 million to the third party financial institution.

The Company also owns variable interests in an entity that invests in MSRs and has structured its operations, funding and capitalization into pools of assets and liabilities referred to as “silos.”  Owners of variable interests in a given silo are entitled to all of the returns and risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo.  While the Company has power over all silos because it holds 100% of the voting interests in the entity, it is the primary beneficiary of those silos in which it holds variable interests that could be potentially significant to that silo.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.1 billion at December 31, 2016.  Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gain or loss was recognized upon initial consolidation of the VIEs.  Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2016 and 2015 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2016
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$-	$-	$23,198
Commercial real estate debt investments	3,890,807	-	-
Residential mortgages loans	-	165,869	8,309
Mortgage servicing rights	-	-	652,216
Accrued interest receivable	8,690	836	-
Other derivatives, at fair value	-	-	9
Other assets	138	-	35,540
Total assets	$3,899,635	$166,705	$719,272

Liabilities
Securitized debt (non-recourse) at fair value	$3,609,164	$46,638	$-
Other secured financing	-	-	3,825
Other derivatives, at fair value	-	-	9
Accrued interest payable	4,350	107	-
Accounts payable and other liabilities	-	662	14,007
Total liabilities	$3,613,514	$47,407	$17,841

	December 31, 2015
	FREMF Trusts	NLY Commercial Mortgage Trust
	(dollars in thousands)
Assets
Cash and cash equivalents	$-	$49,025
Commercial real estate debt investments	2,554,023	-
Commercial real estate and debt and preferred equity, held for investment	-	262,703
Accrued interest receivable	4,994	431
Other assets	-	169
Total assets	$2,559,017	$312,328

Liabilities
Securitized debt (non-recourse) at fair value	$2,366,878	$-
Securitized debt (non-recourse) at amortized cost	-	173,833
Accrued interest payable	4,183	191
Accounts payable and other liabilities	-	290
Total liabilities	$2,371,061	$174,314

The statement of comprehensive income (loss) of the Company’s VIEs that is reflected in the Company’s
Consolidated Statements of Comprehensive Income (Loss) at December 31, 2016 is as follows:

	For the Year Ended
	December 31, 2016
	FREMF Trusts	NLY Commercial Mortgage Trust	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Net interest income:
Interest income	$94,991	$9,541	$2,292	$129
Interest expense	41,395	2,302	694	60
Net interest income	53,596	7,239	1,598	69

Realized gain (loss) on disposal of investments	-	-	(505)	87
Unrealized gain (loss) on investments at fair value (1)	(412)	-	(2,280)	129,355
Other income (loss)	(25,290)	-	(183)	59,410
General and administration expenses	7	-	36	2,677
Net income (loss)	$27,887	$7,239	$(1,406)	$186,244

(1) Included in Net unrealized gains (losses) on investments measured at fair value through earnings.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs as of December 31, 2016 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

FREMF Trusts			Residential Mortgage Loan Trust
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$682,829	17.7%	California	$76,254	46.3%
North Carolina	537,375	13.9%	Texas	16,925	10.3%
Maryland	499,495	12.9%	Washington	10,762	6.5%
Florida	456,441	11.8%	Illinois	10,193	6.2%
Virginia	329,250	8.5%	Florida	9,362	5.7%
New York	280,925	7.3%	Other (1)	41,263	25.0%
Pennslyvania	225,810	5.8%
Ohio	197,455	5.1%
Other(1)	655,332	17.0%
Total	$3,864,912	100.0%		$164,759	100.0%

(1) No individual state greater than 5%

11.	FAIR VALUE MEASUREMENTS

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

The Company designates its financial instruments as trading, available-for-sale or held-to-maturity depending upon the type of instrument and the Company’s intent and ability to hold such instrument to maturity. Instruments classified as available-for-sale and trading are reported at fair value on a recurring basis.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

Residential Investment Securities, residential mortgage loans, interest rate swap and swaption markets and MBS options are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.  Consequently, the Company has classified Residential Investment Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy. The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral. Consequently, as discussed in the “Commercial Real Estate Investments” Note, Commercial real estate debt investments carried at fair value are classified as Level 2.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Level 1	Level 2	Level 3	Total
December 31, 2016	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$75,589,873	$-	$75,589,873
Credit risk transfer securities	-	724,722	-	724,722
Non-Agency mortgage-backed securities	-	1,401,307	-	1,401,307
Residential mortgage loans	-	342,289	-	342,289
Mortgage servicing rights	-	-	652,216	652,216
Commercial real estate debt investments	-	4,321,739	-	4,321,739
Interest rate swaps	-	68,194	-	68,194
Other derivatives	168,209	3,057	-	171,266
Total assets	$168,209	$82,451,181	$652,216	$83,271,606
Liabilities:
Securitized debt of consolidated VIEs	$-	$3,655,802	$-	$3,655,802
Interest rate swaps	-	1,443,765	-	1,443,765
Other derivatives	24,912	61,525	-	86,437
Total liabilities	$24,912	$5,161,092	$-	$5,186,004

	Level 1	Level 2	Level 3	Total
December 31, 2015	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$65,718,224	$-	$65,718,224
Agency debentures	-	152,038	-	152,038
Credit risk transfer securities	-	456,510	-	456,510
Non-Agency mortgage-backed securities	-	906,722	-	906,722
Commercial real estate debt investments	-	2,911,828	-	2,911,828
Interest rate swaps	-	19,642	-	19,642
Other derivatives	12,443	9,623	-	22,066
Total assets	$12,443	$70,174,587	$-	$70,187,030
Liabilities:
Securitized debt of consolidated VIEs	$-	$2,366,878	$-	$2,366,878
Interest rate swaps	-	1,677,571	-	1,677,571
Other derivatives	32,778	17,185	-	49,963
Total liabilities	$32,778	$4,061,634	$-	$4,094,412

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2016
Range
Valuation Technique	Unobservable Input(1)	(Weighted Average )
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	5.1% - 18.8% (8.7%)
	Delinquency rate	0.0% - 10.0% (2.3%)
	Cost to service	$83 - $152 ($100)

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

The following table summarizes the estimated fair value for financial assets and liabilities as of December 31, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

		December 31, 2016		December 31, 2015
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,539,746	$1,539,746	$1,769,258	$1,769,258
Agency mortgage-backed securities	2	75,589,873	75,589,873	65,718,224	65,718,224
Agency debentures	2	-	-	152,038	152,038
Credit risk transfer securities	2	724,722	724,722	456,510	456,510
Non-Agency mortgage-backed securities	2	1,401,307	1,401,307	906,722	906,722
Residential mortgage loans	2	342,289	342,289	-	-
Mortgage servicing rights	3	652,216	652,216	-	-
Commercial real estate debt investments	2	4,321,739	4,321,739	2,911,828	2,911,828
Commercial real estate debt and preferred equity, held for investment	3	970,505	968,824	1,348,817	1,350,968
Commercial loans held for sale, net	3	114,425	114,425	278,600	278,600
Corporate debt (1)	2	773,274	776,310	488,508	470,894
Interest rate swaps	2	68,194	68,194	19,642	19,642
Other derivatives	1,2	171,266	171,266	22,066	22,066

Financial liabilities:
Repurchase agreements	1,2	$65,215,810	$65,256,505	$56,230,860	$56,361,623
Other secured financing	1,2	3,884,708	3,885,430	1,845,048	1,846,095
Securitized debt of consolidated VIEs	2	3,655,802	3,655,802	2,540,711	2,541,193
Participation sold	2	12,869	12,827	13,286	13,138
Mortgage payable	3	311,636	312,442	334,707	339,849
Interest rate swaps	2	1,443,765	1,443,765	1,677,571	1,677,571
Other derivatives	1,2	86,437	86,437	49,963	49,963

(1)
Includes a held-to-maturity debt security carried at amortized cost of $84.5 million, with a fair value of $87.8 million, and $74.7 million, with a fair value of $61.3 million, as of December 31, 2016 and 2015, respectively. The bond’s stated maturity is May 15, 2020.

12.	SECURED FINANCING

The Company had outstanding $65.2 billion and $56.2 billion of repurchase agreements with weighted average effective borrowing rates of 1.64% and 1.83%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 96 days and 151 days as of December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	December 31, 2016
	Agency Mortgage-backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	-
2 to 29 days	29,657,705	358,972	377,366	-	30,394,043	0.87%
30 to 59 days	11,373,300	80,139	241,360	-	11,694,799	1.10%
60 to 89 days	6,966,827	13,914	101,491	-	7,082,232	1.14%
90 to 119 days	2,063,561	-	-	-	2,063,561	0.89%
Over 120 days(1)	13,646,308	-	-	334,867	13,981,175	1.47%
Total	$63,707,701	$453,025	$720,217	$334,867	$65,215,810	1.07%

(1)	Approximately 7% and 15% of the total repurchase agreements had a remaining maturity over 1 year as of December 31, 2016 and December 31, 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2015
	Agency Mortgage-backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	-
2 to 29 days	20,123,464	83,664	260,359	-	20,467,487	0.69%
30 to 59 days	7,898,646	59,189	65,374	-	8,023,209	0.74%
60 to 89 days	4,046,593	-	78,833	-	4,125,426	0.74%
90 to 119 days	4,846,580	-	-	-	4,846,580	0.60%
Over 120 days(1)	18,557,715	-	31,015	179,428	18,768,158	1.33%
Total	$55,472,998	$142,853	$435,581	$179,428	$56,230,860	0.90%

(1)	Approximately 7% and 15% of the total repurchase agreements had a remaining maturity over 1 year as of December 31, 2016 and December 31, 2015, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of December 31, 2016 and 2015.  Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2016		December 31, 2015
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$400,000	$65,615,810	$-	$56,230,860
Amounts Offset	(400,000)	(400,000)	-	-
Netted Amounts	$-	$65,215,810	$-	$56,230,860

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  As of December 31, 2016, $3.6 billion of advances from the FHLB Des Moines matures beyond three years. As of December 31, 2015, $402.8 million of advances from the FHLB Des Moines matured within 90 days and $1.4 billion extended beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 0.76% and 0.59% at December 31, 2016 and 2015, respectively.

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $74.3 billion and $229.2 million, respectively, at December 31, 2016 and $62.3 billion and $171.7 million, respectively, at December 31, 2015.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Additionally the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Residential Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2016 and 2015:

Derivatives Instruments	Balance Sheet Location	December 31, 2016	December 31, 2015
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$68,194	$19,642
TBA derivatives	Other derivatives, at fair value	2,774	9,622
Futures contracts	Other derivatives, at fair value	168,209	12,444
Purchase commitments	Other derivatives, at fair value	283	-
		$239,460	$41,708

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$1,443,765	$1,677,571
TBA derivatives	Other derivatives, at fair value	60,972	17,185
Futures contracts	Other derivatives, at fair value	24,912	32,778
Purchase commitments	Other derivatives, at fair value	553	-
		$1,530,202	$1,727,534

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2016 and 2015:

December 31, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,444,365	1.37%	1.00%	2.71
3 - 6 years	10,590,000	1.92%	0.99%	3.94
6 - 10 years	8,206,900	2.35%	1.10%	7.82
Greater than 10 years	3,634,400	3.70%	0.83%	18.36
Total / Weighted Average	$25,875,665	2.22%	1.02%	6.87

December 31, 2015
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$3,240,436	1.85%	0.36%	1.80
3 - 6 years	11,675,000	1.82%	0.55%	4.25
6 - 10 years	11,635,250	2.44%	0.57%	7.92
Greater than 10 years	3,634,400	3.70%	0.43%	19.37
Total / Weighted Average	$30,185,086	2.26%	0.53%	7.02

(1)	There were no forward starting swaps as of December 31, 2016. Notional amount includes $500.0 million in forward starting pay fixed swaps as of December 31, 2015.
(2)	Excludes forward starting swaps.
(3)	There were no forward starting swaps as of December 31, 2016. Weighted average fixed rate on forward starting pay fixed swaps was 1.44% as of December 31, 2015.

There were no swaptions outstanding as of December 31, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2016 and 2015:
December 31, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$11,223,000	$11,495,514	$11,437,316	$(58,198)

December 31, 2015
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,761,000	$14,177,338	$14,169,775	$(7,563)

The following table summarizes certain characteristics of the Company’s futures derivatives as of December 31, 2016 and 2015:

	December 31, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(14,968,250)	2.00
U.S. Treasury futures - 5 year	-	(1,697,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(2,250,000)	8.39
Total	$-	$(18,915,450)	2.98

	December 31, 2015
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(7,000,000)	2.00
U.S. Treasury futures - 5 year	-	(1,847,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(655,600)	6.92
Total	$-	$(9,502,800)	2.81

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of December 31, 2016 and 2015, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2016		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$68,194	$(68,194)	$-	$-
TBA derivatives, at fair value	2,774	(2,172)	-	602
Futures contracts, at fair value	168,209	(24,912)	-	143,297
Purchase commitments	283	-	-	283

Liabilities:
Interest rate swaps, at fair value	$1,443,765	$(68,194)	$(768,877)	$606,694
TBA derivatives, at fair value	60,972	(2,172)	-	58,800
Futures contracts, at fair value	24,912	(24,912)	-	-
Purchase commitments	553	-	-	553

December 31, 2015		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$19,642	$(18,040)	$-	$1,602
TBA derivatives, at fair value	9,622	(7,367)	-	2,255
Futures contracts, at fair value	12,443	(10,868)	-	1,575

Liabilities:
Interest rate swaps, at fair value	$1,677,571	$(18,040)	$(913,576)	$745,955
TBA derivatives, at fair value	17,185	(7,367)	-	9,818
Futures contracts, at fair value	32,778	(10,868)	(21,910)	-

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Years Ended:
December 31, 2016	$(506,681)	$(113,941)	$282,190
December 31, 2015	$(624,495)	$(226,462)	$(124,869)
December 31, 2014	$(825,360)	$(779,333)	$(948,755)

(1)	Interest expense related to interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$164,008	$(50,636)	$113,372
Net interest rate swaptions	4,850	-	4,850
Futures	(51,148)	163,631	112,483
Purchase commitments	-	(123)	(123)
			$230,582

Year Ended December 31, 2015
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$102,408	$(3,305)	$99,103
Net interest rate swaptions	(41,016)	35,634	(5,382)
U.S. Treasury futures	(47,394)	(16,681)	(64,075)
			$29,646

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2016 was approximately $1.3 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

15.     COMMON STOCK AND PREFERRED STOCK

The Company’s authorized shares of capital stock, par value of $0.01 per share, consists of 1,945,437,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock, 18,400,000 shares classified as 7.50% Series D Cumulative
Redeemable Preferred Stock, and 11,500,000 shares classified as 7.625% Series E Cumulative Redeemable Preferred Stock.

(A) Common Stock

At December 31, 2016 and 2015, the Company had issued and outstanding 1,018,913,249 and 935,929,561 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the years ended December 31, 2016, 2015, and 2014.

During the years ended December 31, 2016, 2015 and 2014 the Company raised $2.4 million (by issuing 228,000 shares), $2.2 million (by issuing 221,000 shares) and $2.4 million (by issuing 210,000 shares), respectively, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2016 (“Repurchase Program”). During the year ended December 31, 2016, the Company repurchased 11,132,226 shares of its common stock under the Repurchase Program for an aggregate amount of $102.7 million. All common shares purchased were part of a publicly announced plan in open-market transactions.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2016, 2015 and 2014.

(B) Preferred Stock

At December 31, 2016 and 2015, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through December 31, 2016, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At December 31, 2016 and 2015, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2016, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At December 31, 2016 and 2015, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred
Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2016, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At December 31, 2016, the Company had issued and outstanding 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series E Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series E Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 27, 2017 (subject to the Company’s right under limited circumstances to redeem the Series E Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series E Preferred Stock was issued in July 2016 as part of the Hatteras Acquisition. Refer to the “Acquisition of Hatteras” Note for additional information. Through December 31, 2016, the Company had declared and paid all required quarterly dividends on the Series E Preferred Stock.

The 7.875% Series A Preferred Stock, 7.625% Series C Preferred Stock, 7.50% Series D Preferred Stock and 7.625% Series E Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	For the Years Ended
	December 31, 2016	December 31, 2015
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$1,162,897	$1,133,768
Distributions declared per common share	$1.20	$1.20
Distributions paid to common stockholders after period end	$305,674	$280,779
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	January 31, 2017	January 29, 2016
Dividends declared to Series A Preferred stockholders	$14,593	$14,593
Dividends declared per Series A Preferred share	$1.97	$1.97
Dividends declared to Series C Preferred stockholders	$22,875	$22,875
Dividends declared per Series C Preferred share	$1.91	$1.91
Dividends declared to Series D Preferred stockholders	$34,500	$34,500
Dividends declared per Series D Preferred share	$1.88	$1.88
Dividends declared to Series E Preferred stockholders	$10,292	$-
Dividends declared per Series E Preferred share	$0.95	$-

16.            INTEREST INCOME AND INTEREST EXPENSE
The table below presents the components of the Company’s interest income and interest expense for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
	2016	2015	2014
Interest income:	(dollars in thousands)
Residential Investment Securities	$1,944,457	$1,963,629	$2,467,783
Residential mortgage loans	4,147	-	-
Commercial investment portfolio(1)	252,436	203,804	161,837
U.S. Treasury securities	-	-	1,329
Securities loaned	-	-	114
Reverse repurchase agreements	9,911	3,264	1,335
Total interest income	2,210,951	2,170,697	2,632,398
Interest expense:
Repurchase agreements	585,826	420,325	417,194
Convertible Senior Notes	-	29,740	87,293
U.S. Treasury securities sold, not yet purchased	-	-	1,076
Securities borrowed	-	-	95
Securitized debt of consolidated VIEs	44,392	20,065	6,350
Participation sold	627	639	651
Other	26,907	827	-
Total interest expense	657,752	471,596	512,659
Net interest income	$1,553,199	$1,699,101	$2,119,739

(1) Includes commercial real estate debt, preferred equity and corporate debt.

17.            GOODWILL

At December 31, 2016 and 2015, Goodwill totaled $71.8 million. An impairment to Goodwill of $23.0 million related to FIDAC was recognized in 2015 as a result of the Company’s intention to wind down FIDAC’s investment advisory operations.
18.            NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2016, 2015 and 2014.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	For the Years Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	(dollars in thousands, except per share data)
Net income (loss)	$1,432,786	$465,747	$(842,279)
Less: Net income (loss) attributable to noncontrolling interest	(970)	(809)	(196)
Net income (loss) attributable to Annaly	1,433,756	466,556	(842,083)
Less: Dividends on preferred stock	82,260	71,968	71,968
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	1,351,496	394,588	(914,051)
Add: Interest on Convertible Senior Notes, if dilutive	-	-	-
Net income (loss) available to common stockholders, as adjusted	$1,351,496	$394,588	$(914,051)
Weighted average shares of common stock outstanding-basic	969,787,583	947,062,099	947,539,294
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	314,770	214,643	-
Weighted average shares of common stock outstanding-diluted	970,102,353	947,276,742	947,539,294
Net income (loss) per share available (related) to common share:
Basic	$1.39	$0.42	$(0.96)
Diluted	$1.39	$0.42	$(0.96)

Options to purchase 1.1 million shares, 1.2 million shares and 2.3 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the years ended December 31, 2016, 2015 and 2014, respectively.

19.        LONG-TERM STOCK INCENTIVE PLAN

The Company adopted the 2010 Equity Incentive Plan (the “Plan”), which authorizes the Compensation Committee of the Board to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan.   The Company had previously adopted a long-term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”).  The Prior Plan authorized the Compensation Committee of the Board to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code.  The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares.  No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Years Ended
	December 31, 2016		December 31, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	1,168,775	$15.34	2,259,335	$15.35
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(6,400)	14.69	(795,810)	14.72
Expired	(36,750)	12.90	(294,750)	17.07
Options outstanding at the end of period	1,125,625	$15.43	1,168,775	$15.34
Options exercisable at the end of the period	1,125,625	$15.43	1,168,775	$15.34

The weighted average remaining contractual term was approximately 1.5 years and 2.4 years for stock options outstanding and exercisable as of December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

20.         INCOME TAXES

For the year ended December 31, 2016 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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
During the years ended December 31, 2016, 2015 and 2014, the Company recorded a net income tax expense (benefit) of ($1.8) million, ($1.9) million and $5.9 million, respectively, for income and losses attributable to its TRSs.

The Company’s federal, state and local tax returns from 2013 and forward remain open for examination.

 21.            LEASE COMMITMENTS AND CONTINGENCIES

Commitments

The Company had a non-cancelable lease for office space which commenced in May 2002 and expired in December 2014. In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for the years ended December 31, 2016, 2015, and 2014 was $3.1 million, $2.9 million and $3.0 million, respectively. The Company’s aggregate future minimum lease payments total $32.9 million.

The following table details the future lease payments:

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2017	$3,697
2018	3,641
2019	3,565
2020	3,652
2021	3,862
Later years	14,481
$32,898

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of December 31, 2016 and 2015.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

and derivative contracts could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

The Company may seek to mitigate the potential financial impact by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges.

Weakness in the mortgage market, the shape of the yield curve and changes in the expectations for the volatility of future interest rates may adversely affect the performance and market value of the Company’s investments. This could negatively impact the Company’s book value.  Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its investments at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario and sensitivity analyses and utilizing a range of hedging strategies.

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

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of December 31, 2016 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of December 31, 2016 was $395.5 million with excess net capital of $395.2 million.

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

For the year ended December 31, 2016, the Company did not record any advisory fees. For the years ended December 31, 2015 and 2014, the Company recorded advisory fees from Chimera totaling $24.8 million and $31.3 million, respectively. In August 2014, the management agreement between FIDAC and Chimera was amended and restated to amend certain of the terms and conditions of the prior agreement.  Among other amendments to the terms of the prior agreement, effective August 8, 2014, the management fee was increased from 0.75% to 1.20% of Chimera’s gross stockholders’ equity (as defined in the amended and restated management agreement).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the “Externalization”). The management agreement was effective as of July 1, 2013 and was amended on November 5, 2014 and amended and restated on April 12, 2016 (the management agreement, as amended and restated, is referred to as “Management Agreement”).

Under the Management Agreement, the Manager, subject to the supervision and direction of the Company’s Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate.  In exchange for the management services, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage the Company, and paying all compensation and benefit expenses associated with such personnel.  All compensation and benefit expenses paid by the Company to individuals employed by the Company’s subsidiaries reduce the management fee.  The Company does not pay the Manager any incentive fees.

For the years ended December 31, 2016, 2015 and 2014, the compensation and management fee was $151.6 million (includes $8.4 million related to compensation expense for the employees of the Company’s subsidiaries), $150.3 million (includes $7.5 million related to compensation expense for the employees of the
Company’s subsidiaries) and $155.6 million (includes $24.2 million related to compensation expense for the employees of the Company’s subsidiaries), respectively. At December 31, 2016 and 2015, the Company had amounts payable to the Manager of $11.2 million and $12.1 million, respectively.

The Management Agreement’s current term ends on December 31, 2018 and will automatically renew for successive two-year terms unless at least two-thirds of the Company’s independent directors or the holders of a majority of the Company’s outstanding shares of common stock elect to terminate the agreement in their sole discretion for any or no reason. At any time during the term or any renewal term the Company may deliver to the Manager written notice of the Company’s intention to terminate the Management Agreement. The Company must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by the Company in its sole discretion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

25.            SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2016 and 2015.

	For the Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(dollars in thousands, expect per share data)
Interest income	$807,022	$558,668	$457,118	$388,143
Interest expense	183,396	174,154	152,755	147,447
Net interest income	623,626	384,514	304,363	240,696
Total realized and unrealized gains (losses)	1,250,636	412,906	(523,785)	(1,055,553)
Total other income (loss)	30,918	29,271	(9,930)	(6,115)
Less: Total general and administrative expenses	55,453	97,737	49,221	47,945
Income before income taxes and noncontrolling interest	1,849,727	728,954	(278,573)	(868,917)
Less: Income taxes	1,244	(1,926)	(76)	(837)
Net income (loss)	1,848,483	730,880	(278,497)	(868,080)
Less: Net income attributable to noncontrolling interest	(87)	(336)	(385)	(162)
Less: Dividends on preferred stock	23,473	22,803	17,992	17,992
Net income (loss) available (related) to common stockholders	$1,825,097	$708,413	$(296,104)	$(885,910)
Net income (loss) available (related) per share to common stockholders:
Basic	$1.79	$0.70	$(0.32)	$(0.96)
Diluted	$1.79	$0.70	$(0.32)	$(0.96)

	For the Quarters Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(dollars in thousands, expect per share data)
Interest income	$576,580	$450,726	$624,277	$519,114
Interest expense	118,807	110,297	113,072	129,420
Net interest income	457,773	340,429	511,205	389,694
Total realized and unrealized gains (losses)	276,261	(909,158)	440,545	(828,999)
Total other income (loss)	(10,447)	(9,675)	(7,353)	13,758
Less: Total general and administrative expenses	47,836	49,457	52,009	50,938
Income before income taxes and noncontrolling interest	675,751	(627,861)	892,388	(476,485)
Less: Income taxes	6,085	(370)	(7,683)	14
Net income (loss)	669,666	(627,491)	900,071	(476,499)
Less: Net income attributable to noncontrolling interest	(373)	(197)	(149)	(90)
Less: Dividends on preferred stock	17,992	17,992	17,992	17,992
Net income (loss) available (related) to common stockholders	$652,047	$(645,286)	$882,228	$(494,401)
Net income (loss) available (related) per share to common stockholders:
Basic	$0.69	$(0.68)	$0.93	$(0.52)
Diluted	$0.69	$(0.68)	$0.93	$(0.52)

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2016

(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition			Property Sold	Gross Amounts Carried at Close of Period 12/31/16
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Purchase Price Allocation Adjustments	Capitalized Costs	Property Sold	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted-Average Depreciable Life (in years)
Retail - Carrollton, TX	1	12,875	3,798	15,192	-	(348)	-	-	3,970	14,672	18,642	(818)	1996	11/25/2015	39
Retail - Plano, TX	1	11,817	3,486	13,944	-	(123)	-	-	4,615	12,692	17,307	(811)	1994	11/25/2015	39
Retail - Grapevine, TX	1	12,692	3,744	14,976	-	(119)	-	-	4,713	13,888	18,601	(728)	1998	11/25/2015	39
Retail - Flower Mound, TX	1	13,085	3,860	15,440	-	140	-	-	4,963	14,477	19,440	(812)	1999	11/25/2015	39
Retail - Grapevine, TX	1	9,797	2,890	11,560	15	(561)	-	-	3,931	9,972	13,903	(595)	1994	11/25/2015	39
Retail - Flower Mound, TX	1	7,492	2,210	8,840	-	(1,003)	-	-	2,696	7,351	10,047	(613)	1992	11/25/2015	39
Retail - Flower Mound, TX	1	8,929	2,634	10,536	-	(1,319)	-	-	3,571	8,280	11,851	(481)	1996	11/25/2015	39
Retail - Plano, TX	1	4,638	1,366	5,473	-	(848)	-	-	1,459	4,533	5,992	(698)	1995	11/25/2015	39
Retail - Mesquite, TX	0	-	800	3,200	-	56	-	(4,056)	-	-	-	-	1999	11/25/2015	39
Retail - Garland, TX	0	-	1,100	4,400	-	(140)	-	(5,360)	-	-	-	-	2000	11/25/2015	39
Retail - Plano, TX	0	-	500	2,000	-	(401)	-	(2,099)	-	-	-	-	2000	11/25/2015	39
Retail - Largo, FL	1	12,750	4,973	12,580	252	-	-	-	4,973	12,832	17,805	(915)	1988	8/14/2015	28
Retail - Grass Valley, CA	1	25,900	9,872	27,654	1,026	-	-	-	9,872	28,680	38,552	(2,111)	1988	10/27/2015	26
Multifamily - Washington, DC	1	57,500	31,999	41,831	820	-	-	-	31,999	42,651	74,650	(1,918)	1978, 2008	10/20/2015	29
Retail - Penfield, NY	1	23,558	4,122	22,410	260	-	-	-	4,122	22,670	26,792	(4,315)	1957	11/10/2014	25
Retail - Orchard Park, NY	1	12,888	4,189	20,628	30	-	-	-	4,189	20,658	24,847	(3,301)	1997, 2000	11/10/2014	33
Retail - Cheektowaga, NY	1	9,447	1,939	12,296	218	-	-	-	1,939	12,514	14,453	(1,566)	1978	11/10/2014	26
Retail - Amherst, NY	1	8,270	2,132	9,740	67	-	-	-	2,132	9,807	11,939	(1,598)	1986	11/10/2014	29
Retail - Ontario, NY	1	5,406	574	6,810	29	-	-	-	574	6,839	7,413	(932)	1998	11/10/2014	32
Retail - Irondequoit, NY	1	15,000	2,438	14,685	151	-	-	-	2,438	14,836	17,274	(2,518)	1972	11/10/2014	28
Retail - LeRoy, NY	1	3,492	343	4,937	13	-	-	-	343	4,950	5,293	(768)	1997	11/10/2014	30
Retail - Jamestown, NY	1	7,356	820	4,915	-	-	-	-	820	4,915	5,735	(1,152)	1997	11/10/2014	30
Retail - Warsaw, NY	1	3,415	407	4,123	-	-	-	-	407	4,123	4,530	(549)	1998	11/10/2014	32
Retail - Chillicothe, OH	1	7,888	1,262	10,819	-	-	-	-	1,262	10,819	12,081	(1,307)	1981, 1998	11/10/2014	27
Retail - Loganville, GA	1	7,230	3,217	8,386	-	-	-	-	3,217	8,386	11,603	(1,196)	1996	11/10/2014	29
Retail - Chillicothe, OH	1	7,700	2,282	9,775	-	-	-	-	2,282	9,775	12,057	(758)	1995	7/22/2015	26
Retail - Newport News, VA	1	11,025	6,394	12,046	-	-	-	-	6,394	12,046	18,440	(1,126)	1994	6/2/2014	36
Retail - Knoxville, TN	1	12,350	3,504	13,309	-	-	-	-	3,504	13,309	16,813	(1,215)	2002	4/9/2014	35
Industrial - Las Vegas, NV	1	2,365	628	4,053	-	-	-	-	628	4,053	4,681	(448)	1988, 2009	3/29/2012	38
Industrial - Phoenix, AZ	1	-	6,011	27,045	-	-	-	(25,177)	1,662	6,217	7,879	(972)	1999	11/28/2011	27
	27	$314,865	$113,494	$373,603	$2,881	$(4,666)	$-	$(36,692)	$112,675	$335,945	$448,620	$(34,221)

The following table presents our real estate activity during the year ended December 31, 2016 (in thousands):

Real Estate:
Beginning balance, January 1, 2016	$487,097
Acquisitions and improvements	2,881
Property sold	(36,692)
Purchase price allocation adjustment	(4,666)
Ending balance, December 31, 2016	$448,620

Accumulated Depreciation:
Beginning balance, January 1, 2016	$16,886
Property sold	(3,015)
Depreciation	20,350
Ending balance, December 31, 2016	$34,221

SCHEDULE IV

Schedule IV - Mortgage Loans on Commercial Real Estate

December 31, 2016

(dollars in thousands)
Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	Libor Floor	Payment Terms	Maturity Date (3)
Mezzanine Debt Investments:
Hotel	Various	26,223	1,691	1,691	8.65%	N/A	Interest Only	8/9/2019
Hotel	Various	103,800	6,500	6,500	LIBOR+8.75%	0.2%	Interest Only	2/9/2018
Hotel	CA	50,000	10,000	10,000	10.25%	N/A	Interest Only	2/6/2019
Hotel	Various	26,223	10,335	10,335	8.65%	N/A	Interest Only	8/9/2019
Hotel	Various	103,800	25,000	25,000	LIBOR+9.95%	0.2%	Interest Only	2/14/2019
Industrial	Various	61,901	29,890	29,878	8.11%	N/A	Interest Only	6/28/2022
Mixed	OH	129,890	36,816	36,816	9.5%	N/A	Interest Only	12/1/2023
Multi-Family	NY	44,000	1,202	1,185	LIBOR+4.5%	0.2%	Interest Only	2/9/2021
Multi-Family	NY	446,371	54,164	53,694	7.81%	N/A	Interest Only	10/1/2020
Multi-Family	NY	446,371	61,838	61,536	7.04%	N/A	Interest Only	10/1/2020
Office	TX	64,312	2,944	2,944	10.25%	N/A	Interest Only	8/1/2018
Office	TX	64,312	3,709	3,709	10.25%	N/A	Interest Only	8/1/2018
Office	CO	13,469	6,000	6,000	10.96%	N/A	Interest Only	8/6/2018
Office	TX	52,000	7,000	7,000	10.1%	N/A	Interest Only	12/1/2024
Office	LA	64,000	8,700	8,700	10.75%	N/A	Interest Only	10/1/2023
Office	CA	46,751	8,680	8,711	LIBOR+9.5%	0.25%	Interest Only	3/31/2019
Office	FL	52,000	9,000	8,826	LIBOR+4.2%	0.5%	Interest Only	10/9/2021
Office	TX	43,500	9,187	9,158	9.5%	N/A	Interest Only	9/1/2018
Office	MD	53,637	9,942	9,935	11.7%	N/A	Interest Only	8/1/2017
Office	MD	54,299	10,130	10,122	11.2%	N/A	Interest Only	8/1/2017
Office	Various	190,132	18,962	18,966	LIBOR+7.5%	0.25%	Interest Only	1/20/2017
Office	NY	67,780	20,113	20,094	LIBOR+9.71%	0.2%	Interest Only	3/2/2020
Office	CA	90,000	25,723	25,581	LIBOR+4.35%	0.25%	Interest Only	2/9/2021
Office	CA	280,000	27,500	26,960	6.54%	N/A	Interest Only	1/2/2021
Office	CA	280,000	38,667	38,127	7.67%	N/A	Interest Only	1/2/2021
Retail	MA	64,500	10,000	10,000	10.14%	N/A	Interest Only	9/6/2023
Preferred Equity Investments:
Mixed	PA	26,000	9,000	8,967	11%	N/A	Interest Only	11/27/2018
First Mortgages:
Multi-Family	TX	-	15,090	15,075	4.45%	N/A	Interest Only	10/1/2020
Multi-Family	FL	-	26,000	26,000	LIBOR+4.5%	0.25%	Interest Only	5/9/2019
Multi-Family	NC	-	36,800	36,733	4.25%	N/A	Amortizing	11/1/2020
Multi-Family	FL	-	41,000	40,966	LIBOR+4.05%	0.2%	Interest Only	6/5/2020
Multi-Family	NY	-	44,000	43,694	LIBOR+4.5%	0.2%	Interest Only	2/9/2021
Office	FL	-	16,050	16,002	LIBOR+5%	0.2%	Interest Only	12/6/2019
Office	CA	-	21,434	21,268	LIBOR+4%	0.2%	Interest Only	3/5/2021
Office	VA	-	41,000	40,812	LIBOR+4.25%	0.2%	Interest Only	12/9/2020
Office	AZ	-	45,000	44,711	LIBOR+4.35%	0.2%	Interest Only	10/5/2018
Office	FL	-	52,000	51,523	LIBOR+4.2%	0.5%	Interest Only	10/9/2021
Office	NJ	-	67,390	67,165	LIBOR+4.5%	0.25%	Interest Only	5/9/2020
Office	CA	-	90,000	89,520	LIBOR+4.35%	0.25%	Interest Only	2/9/2021
Retail(4)	CO	12,827	16,558	16,602	5.58%	N/A	Amortizing	5/1/2017
First Mortgages Held for Sale:
Office	CA	165,000	115,000	114,425	2.91%	N/A	Interest Only	1/2/2021

			$ 1,090,015	$ 1,084,931

(1) Represents third-party priority liens.
(2) LIBOR represents the one month London Interbank Offer Rate, EURIBOR represents the one month Eurodollar deposit rate.
(3) Assumes all extension options are exercised.
(4) Includes senior position sold to third party that did not qualify for GAAP sale accounting. The Company’s economic interest is limited to a B-Note with an outstanding face of $3.7 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 23, 2017	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin G. Keyes Kevin G. Keyes	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2017
/s/ Glenn A. Votek Glenn A. Votek	Chief Financial Officer (Principal Financial Officer)	February 23, 2017
/s/ Wellington J. Denahan Wellington J. Denahan	Chairman of the Board of Directors and Executive Chairman	February 23, 2017
/s/ Kevin P. Brady Kevin P. Brady	Director	February 23, 2017
/s/ Francine J. Bovich Francine J. Bovich	Director	February 23, 2017
/s/ Jonathan D. Green Jonathan D. Green	Director	February 23, 2017
/s/ Michael E. Haylon Michael E. Haylon	Director	February 23, 2017
/s/ E. Wayne Nordberg E. Wayne Nordberg	Director	February 23, 2017
/s/ John H. Schaefer John H. Schaefer	Director	February 23, 2017
/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 23, 2017

II-1