Form 10-Q
period 2017-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2017-05-05
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑ Accelerated filer ☐
 Non-accelerated filer ☐  Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 28, 2017
Common Stock, $.01 par value	1,018,983,960

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at March 31, 2017 (Unaudited) and December 31, 2016 (Derived from the audited consolidated financial statements at December 31, 2016)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2017 and 2016	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2017 and 2016	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Acquisition of Hatteras	16
Note 5. Residential Investment Securities	17
Note 6. Residential Mortgage Loans	19
Note 7. Mortgage Servicing Rights	20
Note 8. Commercial Real Estate Investments	20
Note 9. Corporate Debt	24
Note 10. Variable Interest Entities	24
Note 11. Fair Value Measurements	27
Note 12. Secured Financing	32
Note 13. Derivative Instruments	33
Note 14. Common Stock and Preferred Stock	36
Note 15. Interest Income and Interest Expense	38
Note 16. Goodwill	39
Note 17. Net Income (Loss) per Common Share	39
Note 18. Long-Term Stock Incentive Plan	39
Note 19. Income Taxes	40
Note 20. Lease Commitments and Contingencies	40
Note 21. Risk Management	40
Note 22. RCap Regulatory Requirements	41
Note 23. Related Party Transactions	41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	43
Overview	45
Acquisition of Hatteras	45
Business Environment	45
Results of Operations	47
Financial Condition	55
Capital Management	59
Risk Management	61
Critical Accounting Policies and Estimates	70
Glossary of Terms	72

Item 3. Quantitative and Qualitative Disclosures about Market Risk	80

Item 4. Controls and Procedures	80

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	81

Item 1A. Risk Factors	81

Item 6. Exhibits	82

SIGNATURES	83

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	March 31,	December 31,
	2017 (1)	2016 (2)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $556,957 and $1,428,475, respectively) (3)	$819,421	$1,539,746
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $67,620,037 and $70,796,872, respectively)	72,708,490	75,589,873
Credit risk transfer securities (including pledged assets of $532,926 and $608,707, respectively)	686,943	724,722
Non-Agency mortgage-backed securities (including pledged assets of $1,185,385 and $1,064,603, respectively) (4)	1,409,093	1,401,307
Residential mortgage loans (including pledged assets of $378,814 and $314,746, respectively) (5)	682,416	342,289
Mortgage servicing rights (including pledged assets of $5,137 amd $5,464, respectively)	632,166	652,216
Commercial real estate debt investments (including pledged assets of $4,069,732 and $4,321,739, respectively) (6)	4,102,613	4,321,739
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $610,045 and $506,997, respectively)	985,091	970,505
Commercial loans held for sale, net	-	114,425
Investments in commercial real estate	462,760	474,567
Corporate debt (including pledged assets of $549,119 and $592,871, respectively)	841,265	773,274
Interest rate swaps, at fair value	19,195	68,194
Other derivatives, at fair value	196,935	171,266
Receivable for investments sold	354,126	51,461
Accrued interest and dividends receivable	266,887	270,400
Other assets	388,224	333,063
Goodwill	71,815	71,815
Intangible assets, net	31,517	34,184
Total assets	$84,658,957	$87,905,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$62,719,087	$65,215,810
Other secured financing	3,876,150	3,884,708
Securitized debt of consolidated VIEs (7)	3,477,059	3,655,802
Participation sold	12,760	12,869
Mortgages payable	311,707	311,636
Interest rate swaps, at fair value	572,419	1,443,765
Other derivatives, at fair value	52,496	86,437
Dividends payable	305,691	305,674
Payable for investments purchased	340,383	65,041
Accrued interest payable	182,478	163,013
Accounts payable and other liabilities	161,378	184,319
Total liabilities	72,011,608	75,329,074

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, issued and outstanding	287,500	287,500
Common stock, par value $0.01 per share, 1,945,437,500 authorized, 1,018,971,441 and 1,018,913,249 issued and outstanding, respectively	10,190	10,189
Additional paid-in capital	15,580,038	15,579,342
Accumulated other comprehensive income (loss)	(1,126,091)	(1,085,893)
Accumulated deficit	(3,024,670)	(3,136,017)
Total stockholders’ equity	12,640,026	12,568,180
Noncontrolling interest	7,323	7,792
Total equity	12,647,349	12,575,972
Total liabilities and equity	$84,658,957	$87,905,046

(1)
As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 the Company is presenting the fair value of centrally cleared interest rate swaps adjusted for $673.2 million of variation margin. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value. Prior period balances will not be adjusted.

(2)	Derived from the audited consolidated financial statements at December 31, 2016.
(3)	Includes cash of consolidated VIEs of $27.3 million and $23.2 million at March 31, 2017 and December 31, 2016, respectively.
(4)
Includes $81.7 million and $88.6 million at March 31, 2017 and December 31, 2016, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(5)	Includes securitized residential mortgage loans of a consolidated VIE carried at fair value of $155.6 million and $165.9 million at March 31, 2017 and December 31, 2016, respectively.
(6)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.7 billion and $3.9 billion at March 31, 2017 and December 31, 2016, respectively.
(7)	Includes securitized debt of consolidated VIEs carried at fair value of $3.5 billion and $3.7 billion at March 31, 2017 and December 31, 2016, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2017	2016
Net interest income:
Interest income	$587,727	$388,143
Interest expense	198,425	147,447
Net interest income	389,302	240,696
Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(104,156)	(147,475)
Unrealized gains (losses) on interest rate swaps	149,184	(1,031,720)
Subtotal	45,028	(1,179,195)
Net gains (losses) on disposal of investments	5,235	(1,675)
Net gains (losses) on trading assets	319	125,189
Net unrealized gains (losses) on financial instruments measured at fair value through earnings	23,683	128
Subtotal	29,237	123,642
Total realized and unrealized gains (losses)	74,265	(1,055,553)
Other income (loss):
Other income (loss)	31,646	(6,115)
Total other income (loss)	31,646	(6,115)
General and administrative expenses:
Compensation and management fee	39,262	36,997
Other general and administrative expenses	14,566	10,948
Total general and administrative expenses	53,828	47,945
Income (loss) before income taxes and noncontrolling interest	441,385	(868,917)
Income taxes	977	(837)
Net income (loss)	440,408	(868,080)
Net income (loss) attributable to noncontrolling interest	(103)	(162)
Net income (loss) attributable to Annaly	440,511	(867,918)
Dividends on preferred stock	23,473	17,992
Net income (loss) available (related) to common stockholders	$417,038	$(885,910)
Net income (loss) per share available (related) to common stockholders:
Basic	$0.41	$(0.96)
Diluted	$0.41	$(0.96)
Weighted average number of common shares outstanding:
Basic	1,018,942,746	926,813,588
Diluted	1,019,307,379	926,813,588
Dividends Declared Per Share of Common Stock	$0.30	$0.30
Net income (loss)	$440,408	$(868,080)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(59,615)	1,017,707
Reclassification adjustment for net (gains) losses included in net income (loss)	19,417	255
Other comprehensive income (loss)	(40,198)	1,017,962
Comprehensive income (loss)	$400,210	$149,882
Comprehensive income (loss) attributable to noncontrolling interest	(103)	(162)
Comprehensive income (loss) attributable to Annaly	400,313	150,044
Dividends on preferred stock	23,473	17,992
Comprehensive income (loss) attibutable to common stockholders	$376,840	$132,052

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2017 and 2016
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total
BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$-	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	(867,918)	(867,918)	-	(867,918)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(162)	(162)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	1,017,707	-	1,017,707	-	1,017,707
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	255	-	255	-	255
Stock compensation expense	-	-	-	-	-	69	-	-	69	-	69
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	1	523	-	-	524	-	524
Buyback of common stock	-	-	-	-	(111)	(102,600)	-	-	(102,711)	-	(102,711)
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	(231)	(231)
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	-	(3,648)	(3,648)	-	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	-	(5,719)	(5,719)	-	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	-	(8,625)	(8,625)	-	(8,625)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	-	(277,456)	(277,456)	-	(277,456)
BALANCE, March 31, 2016	$177,088	$290,514	$445,457	$-	$9,249	$14,573,760	$640,366	$(4,487,982)	$11,648,452	$9,555	$11,658,007
BALANCE, December 31, 2016	$177,088	$290,514	$445,457	$287,500	$10,189	$15,579,342	$(1,085,893)	$(3,136,017)	$12,568,180	$7,792	$12,575,972
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	440,511	440,511	-	440,511
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(103)	(103)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	(59,615)	-	(59,615)	-	(59,615)
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	19,417	-	19,417	-	19,417
Stock compensation expense	-	-	-	-	-	101	-	-	101	-	101
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	1	595	-	-	596	-	596
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	(366)	(366)
Preferred Series A dividends, declared $0.492 per share	-	-	-	-	-	-	-	(3,648)	(3,648)	-	(3,648)
Preferred Series C dividends, declared $0.477 per share	-	-	-	-	-	-	-	(5,719)	(5,719)	-	(5,719)
Preferred Series D dividends, declared $0.469 per share	-	-	-	-	-	-	-	(8,625)	(8,625)	-	(8,625)
Preferred Series E dividends, declared $0.477 per share	-	-	-	-	-	-	-	(5,481)	(5,481)	-	(5,481)
Common dividends declared, $0.30 per share	-	-	-	-	-	-	-	(305,691)	(305,691)	-	(305,691)
BALANCE, March 31, 2017	$177,088	$290,514	$445,457	$287,500	$10,190	$15,580,038	$(1,126,091)	$(3,024,670)	$12,640,026	$7,323	$12,647,349

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$440,408	$(868,080)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	203,634	355,671
Amortization of residential mortgage loans premiums and discounts, net	77	-
Amortization of securitized debt premiums and discounts, net	(27)	-
Amortization of commercial real estate investment premiums and discounts, net	(1,019)	(247)
Amortization of intangibles	2,304	2,429
Amortization of deferred financing costs	367	520
Amortization of net origination fees and costs, net	(1,102)	(1,737)
Depreciation expense	4,601	4,570
Net gain on sale of commercial real estate	(5,052)	-
Net gain on sale of commercial loans held for sale	3	-
Net (gains) losses on sales of Residential Investment Securities	(1,179)	1,675
Net (gains) losses on sales of residential mortgage loans	993	-
Stock compensation expense	101	69
Unrealized (gains) losses on interest rate swaps	(149,184)	1,031,720
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(23,683)	(128)
Equity in net income from unconsolidated joint ventures	1,031	3,147
Net (gains) losses on trading assets	(319)	(125,189)
Proceeds from sale of commercial loans held for sale	114,422	-
Payments on purchase of residential mortgage loans	(34,740)	-
Proceeds from repayments from residential mortgage loans	30,468	-
Origination of corporate debt held for sale, net	(19,494)	-
Proceeds from repurchase agreements of RCap	732,852,385	466,225,000
Payments on repurchase agreements of RCap	(732,452,385)	(466,825,000)
Proceeds from reverse repurchase agreements	21,015,000	14,550,000
Payments on reverse repurchase agreements	(21,015,000)	(14,550,000)
Net payments on derivatives	(738,872)	91,358
Net change in:
Due to / from brokers	(16)	(5)
Other assets	(52,887)	(66,389)
Accrued interest and dividends receivable	3,294	(1,547)
Accrued interest payable	19,465	12,140
Accounts payable and other liabilities	(15,995)	26,530
Net cash provided by (used in) operating activities	177,599	(133,493)

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(2,043,364)	(4,644,731)
Proceeds from sales of Residential Investment Securities	1,787,574	3,596,677
Principal payments on Residential Investment Securities	2,952,739	1,946,498
Purchase of MSRs	(7,210)	-
Origination of corporate debt, net	(91,749)	(181,079)
Principal payments on corporate debt	44,418	30,578
Purchases of commercial real estate debt investments	(38,410)	(76,862)
Purchase of securitized loans at fair value	-	(1,489,268)
Origination of commercial real estate investments, net	(102,213)	(179,099)
Proceeds from sale of commercial real estate investments	11,960	-
Principal payments on commercial real estate debt investments	68,178	1,374
Principal payments on securitized loans at fair value	213,782	52,287
Principal payments on commercial real estate investments	88,729	351,930
Purchase of investments in real estate	(415)	(610)
Investment in unconsolidated joint venture	(1,700)	-
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,042	1,053
Payments on purchase of residential mortgage loans held for investment	(375,367)	-
Proceeds from repayments from residential mortgage loans held for investment	28,308	-
Purchase of equity securities	(2,104)	(88,062)
Proceeds from sales of equity securities	-	16,112
Net cash provided by (used in) investing activities	2,535,198	(663,202)

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	50,845,041	43,970,988
Principal payments on repurchase agreements	(53,741,764)	(45,153,707)
Proceeds from other secured financing	6,801	2,146,084
Payments on other secured financing	(15,353)	(402,806)
Proceeds from issuance of securitized debt	-	1,381,640
Principal repayments on securitized debt	(197,749)	(96,861)
Payment of deferred financing cost	(1,079)	(400)
Net proceeds from direct purchases and dividend reinvestments	596	524
Principal payments on participation sold	(84)	(77)
Principal payments on mortgages payable	(18)	(99)
Distributions to noncontrolling interests	(366)	(230)
Net payment on share repurchase	-	(102,712)
Dividends paid	(329,147)	(298,771)
Net cash provided by (used in) financing activities	(3,433,122)	1,443,573
Net (decrease) increase in cash and cash equivalents	(720,325)	646,878
Cash and cash equivalents, beginning of period	1,539,746	1,769,258
Cash and cash equivalents, end of period	$819,421	$2,416,136
Supplemental disclosure of cash flow information:
Interest received	$787,971	$726,930
Dividends received	$1,267	$-
Interest paid (excluding interest paid on interest rate swaps)	$223,109	$127,449
Net interest paid on interest rate swaps	$77,192	$152,458
Taxes paid	$-	$244
Noncash investing activities:
Receivable for investments sold	$354,126	$2,220
Payable for investments purchased	$340,383	$250,612
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(40,198)	$1,017,962
Noncash financing activities:
Dividends declared, not yet paid	$305,691	$277,456

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997. The Company is a leading diversified capital manager that invests in residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations,  credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”), commercial real estate assets and corporate debt. The Company’s principal business objectives are to generate net income for distribution to its stockholders from its investments and to preserve capital through prudent selection of investments and effective management of the Company’s portfolio. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

The Company’s investment groups are comprised of the following:
•	Agency invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
•	Residential credit invests primarily in non-Agency mortgage-backed assets within securitized products and residential mortgage loan markets.
•	Commercial real estate originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
•	Middle market lending provides customized debt financing to middle market businesses.

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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent annual report on Form 10-K. The consolidated financial information as of December 31, 2016 has been derived from audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 the Company is presenting the fair value of centrally cleared interest rate swaps adjusted for $673.2 million of variation margin. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value. RCap Securities, Inc. (or RCap) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $557.0 million and $1.4 billion at March 31, 2017 and December 31, 2016, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than interest-only securities), taking into account estimates of future principal prepayments in the calculation of the effective yield. The Company recalculates the effective yield as differences between anticipated and actual prepayments occurred. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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

Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of new origination, performing adjustable-rate and fixed rate whole loans acquired in connection with the Company’s acquisition of Hatteras Financial Corp. (“Hatteras” and such acquisition, the “Hatteras Acquisition”) and through subsequent purchases. Additionally, pursuant to the Hatteras Acquisition, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trust at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on investments measured at fair value through

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

earnings in the Consolidated Statements of Comprehensive Income (Loss).

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

There was no real estate acquired in settlement of residential mortgage loans as of March 31, 2017 or December 31, 2016. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

MSRs – MSRs represent the rights associated with servicing contracts obtained in connection with the Hatteras Acquisition or through the subsequent purchase of such rights from third parties with the intention of holding them as investments. The Company and its subsidiaries do not originate or directly service mortgage loans. Rather, the Company utilizes duly licensed subservicers to perform substantially all servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value; as such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities without intent to accept delivery (“TBA derivatives”), options on TBA securities (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also invest in other types of mortgage derivatives such as interest-only securities and synthetic total return swaps.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

Some derivative agreements contain provisions that allow for netting or setting off by counterparty; however, the Company elected to present related assets and liabilities on a gross basis in the Consolidated Statements of Financial Condition.

Interest rate swap agreements – Interest rate swaps are the primary instrument used to mitigate interest rate risk.  In particular, the Company uses interest rate swaps to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared swaps are fair valued using internal pricing models and compared to the DCO’s market values. As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 the Company is presenting the fair value of centrally cleared interest rate swaps adjusted for $673.2 million of variation margin. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value.

Interest rate swaptions – Interest rate swaptions are purchased/sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid/received for interest rate swaptions is reported as an asset/liability in the Consolidated Statement of Financial Condition. The difference between the premium and the fair value of the swaption is reported in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received/paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

The fair value of interest rate swaptions is estimated using internal pricing models and compared to the counterparty market value.

TBA Dollar Rolls – TBA dollar roll transactions are accounted for as a series of derivative transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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
Futures Contracts – Futures contracts are derivatives that track the prices of specific assets or benchmark rates. Short sales of futures contracts help mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
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

Repurchase Agreements – The Company finances the acquisition of a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assesses each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financings agreements meet the specified criteria in this guidance.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including RCap and certain subsidiaries of Annaly Commercial Real Estate Group, Inc. (“ACREG”) and Hatteras, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.   Thus, no accruals for penalties and interest were necessary as of March 31, 2017 and December 31, 2016.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments – The Company’s commercial real estate debt investments are comprised of commercial mortgage backed securities and loans held by consolidated collateralized financing entities.  Commercial mortgage backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates commercial mortgage backed securities for other-than-temporary impairment at least quarterly.  See the “Commercial Real Estate Investments” Note for additional information regarding the consolidated collateralized financing entities.

Commercial Real Estate Loans – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for loan losses if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Corporate Debt
Corporate Loans – The Company’s investments in corporate debt that are loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff.  These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method. These investments typically take the form of senior secured loans primarily in first lien and second lien loans. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to the least amount of credit risk given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the significant majority of the Company’s investments in corporate debt have been funded term loans versus bonds.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Impairment of Securities and Loans
Other-Than-Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.  When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  If the fair value is less than the cost of a held-to maturity-security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the quarters ended March 31, 2017 and 2016.

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

In connection with the quarterly surveillance review process, the Company’s CRE Debt and Preferred Equity Investments are assigned an internal risk rating.  The loan risk ratings reflect guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on loan-to-values and the net operating income debt yields of the underlying collateral of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations.  The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”.  Performing loans meet all present contractual obligations.  Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable.
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

The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of March 31, 2017 and December 31, 2016. There were no allowances for loan losses as of March 31, 2017 and December 31, 2016.
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
Standards that are not yet adopted
ASU 2017-05 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

This update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in-substance nonfinancial asset, including nonfinancial assets transferred within a legal entity to a counterparty.  The ASU requires the Company to derecognize a distinct nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when it ceases to have a controlling financial interest in a legal entity that holds the asset or transfers control of the asset, with any noncontrolling interest retained recognized at fair value.  Transfers of ownership interest in a consolidated subsidiary with controlling financial interest retained are accounted for as equity transactions.
		January 1, 2018 (early adoption permitted).	The Company is evaluating the expected impact of this ASU.
ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business	This update provides a screen to determine and a framework to evaluate when a set of assets and activities is a business.	January 1, 2018 (early adoption permitted)	The amendments are expected to result in fewer transactions being accounted for as business combinations.
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
January 1, 2016 (early adoption permitted)
The Company early adopted this ASU in the first quarter of 2015 and applied the guidance to commercial mortgage backed securitization transactions.  See "Variable Interest Entities" footnote for further disclosure.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4.      ACQUISITION OF HATTERAS

As previously disclosed in the Company’s filings with the Securities and Exchange Commission (“SEC”), on July 12, 2016 the Company completed its acquisition of Hatteras, an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, for aggregate consideration to Hatteras common stockholders of $1.5 billion, consisting of $1.0 billion in equity consideration and $521.1 million in cash consideration. The Company issued 93.9 million shares of common stock as part of the consideration for the Hatteras Acquisition, which includes replacement share-based payment awards.

In addition, as part of the Hatteras Acquisition, each share of Hatteras 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Hatteras
Preferred Stock”), that was outstanding as of immediately prior to the completion of the Hatteras Acquisition was converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which has rights, preferences, privileges and voting powers substantially the same as a Hatteras Preferred Stock.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.       RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that was carried at fair value as of March 31, 2017 and December 31, 2016:
	March 31, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,018,948	$3,566,052	$(1,730)	$63,583,270	$195,582	$(1,330,829)	$62,448,023
Adjustable-rate pass-through	8,731,561	328,909	(3,278)	9,057,192	45,826	(37,582)	9,065,435
Interest-only	7,767,084	1,380,260	-	1,380,260	4,041	(189,269)	1,195,032
Total Agency investments	$76,517,593	$5,275,221	$(5,008)	$74,020,722	$245,449	$(1,557,680)	$72,708,490

Residential Credit
CRT	$639,847	$13,506	$(7,663)	$645,690	$41,265	$(12)	$686,943
Alt-A	216,336	1,290	(35,814)	181,812	9,033	(392)	190,453
Prime	204,218	272	(27,124)	177,366	11,912	(50)	189,229
Subprime	734,883	1,709	(82,098)	654,494	27,496	(311)	681,679
NPL/RPL	206,690	361	(153)	206,899	699	(138)	207,459
Prime Jumbo (>= 2010 Vintage)	124,090	801	(325)	124,567	696	(152)	125,111
Prime Jumbo (>= 2010 Vintage) Interest-Only	823,708	14,124	-	14,124	1,067	(29)	15,162
Total residential credit investments	$2,949,772	$32,063	$(153,177)	$2,004,952	$92,168	$(1,084)	$2,096,036

Total Residential Investment Securities	$79,467,365	$5,307,284	$(158,185)	$76,025,674	$337,617	$(1,558,764)	$74,804,526

	December 31, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,759,317	$3,633,354	$(1,956)	$64,390,715	$228,430	$(1,307,771)	$63,311,373
Adjustable-rate pass-through	10,653,109	391,267	(4,081)	11,040,295	47,250	(53,795)	11,033,751
Interest-only	8,133,805	1,436,192	-	1,436,192	4,225	(195,668)	1,244,749
Total Agency investments	$79,546,231	$5,460,813	$(6,037)	$76,867,202	$279,905	$(1,557,234)	$75,589,873

Residential Credit
CRT	$690,491	$11,113	$(10,907)	$690,697	$34,046	$(21)	$724,722
Alt-A	173,108	1,068	(23,039)	151,137	3,721	(685)	154,173
Prime	248,176	287	(35,068)	213,395	7,050	(253)	220,192
Subprime	697,983	380	(96,331)	602,032	12,578	(1,061)	613,549
NPL/RPL	269,802	670	(209)	270,263	1,004	(429)	270,838
Prime Jumbo (>= 2010 Vintage)	129,453	852	(345)	129,960	267	(308)	129,919
Prime Jumbo (>= 2010 Vintage) Interest-Only	863,370	15,129	-	15,129	-	(2,493)	12,636
Total residential credit investments	$3,072,383	$29,499	$(165,899)	$2,072,613	$58,666	$(5,250)	$2,126,029

Total Residential Investment Securities	$82,618,614	$5,490,312	$(171,936)	$78,939,815	$338,571	$(1,562,484)	$77,715,902
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

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of March 31, 2017 and December 31, 2016:

Investment Type	March 31, 2017	December 31, 2016
	(dollars in thousands)
Fannie Mae	$49,977,136	$51,658,391
Freddie Mac	22,661,166	23,858,110
Ginnie Mae	70,188	73,372
Total	$72,708,490	$75,589,873

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes the Company’s available-for-sale Residential Investment Securities as of March 31, 2017 and December 31, 2016, according to their estimated weighted average life classifications:

	March 31, 2017		December 31, 2016
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$528,259	$529,400	$63,510	$61,775
Greater than one year through five years	11,815,296	11,836,891	12,626,932	12,666,394
Greater than five years through ten years	54,858,590	55,849,075	56,785,601	57,738,588
Greater than ten years	7,602,381	7,810,308	8,239,859	8,473,058
Total	$74,804,526	$76,025,674	$77,715,902	$78,939,815

The weighted average lives of the Agency mortgage-backed securities at March 31, 2017 and December 31, 2016 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities and debentures, accounted for as available-for-sale, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	$50,297,781	$(1,100,062)	1,264	$52,465,045	$(1,094,957)	1,368
12 Months or More	6,025,983	(268,349)	54	6,277,814	(266,609)	54
Total	$56,323,764	$(1,368,411)	1,318	$58,742,859	$(1,361,566)	1,422

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
During the quarter ended March 31, 2017, the Company disposed of $2.1 billion of Residential Investment Securities, resulting in a net realized gain of $1.2 million.
During the quarter ended March 31, 2016, the Company disposed of $3.5 billion of Residential Investment Securities, resulting in a net realized loss of ($1.7) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6.       RESIDENTIAL MORTGAGE LOANS
The table below presents the fair value and the unpaid principal balance of the residential mortgage loan portfolio as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Fair value	$682,416	$342,289
Unpaid principal balance	$671,855	$338,323

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2017 for these investments:

For the Quarter Ended
March 31, 2017
(dollars in thousands)
Net gains (losses) on disposal of investments	$(993)
Net unrealized gains (losses) on investments measured at fair value through earnings	815
Net interest income	3,589
Total included in net income (loss)	$3,411

The change in the fair value of the residential mortgage loans can be attributed to changes in interest rates. None of the change in the fair value of the residential mortgage loans was attributable to changes in credit risk based on current delinquencies.

The following table provides the geographic concentrations based on the unpaid principal balances as of March 31, 2017 for the residential mortgage loans, including loans held in a securitization trust:

Geographic Concentrations of Residential Mortgage Loans
Property Location	% of Balance
California	63.6%
Texas	5.8%
All other (none individually greater than 5%)	30.6%
Total	100.0%

The table below provides additional data on the Company’s residential mortgage loans, including loans held in a securitization trust, at March 31, 2017:

	March 31, 2017
	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$24 - $3,500	$743
Interest rate	2.50% - 6.88%	4.33%
Maturity	1/1/2042 - 3/1/2047	12/30/2045
FICO score at loan origination	620 - 813	749
Loan-to-value ratio at loan origination	21% - 90%	69%

As of March 31, 2017 and December 31, 2016, approximately 82% and 85%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans held in a securitization trust, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

7.            MORTGAGE SERVICING RIGHTS
In connection with the Hatteras Acquisition, the Company acquired an MSR portfolio and began investing in MSRs through a Hatteras wholly-owned subsidiary. The Company elected to carry all investments in MSRs at fair value.

The following table presents activity related to MSRs for the quarter ended March 31, 2017:

March 31, 2017
(dollars in thousands)
Fair value, beginning of period	$652,216
Purchases	213
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	(6,233)
Other changes, including realization of expected cash flows	(14,030)
Fair value, end of period	$632,166

(1) Principally represent changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the quarter ended March 31, 2017, the Company recognized $34.5 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8.            COMMERCIAL REAL ESTATE INVESTMENTS
On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County California.  The company previously classified the senior mortgage loan as held for sale. During the three months ended March 31, 2017, the Company sold the remaining balance of $115.0 million ($114.4 million net of origination fees) of the senior loan to unrelated third parties at carrying value. Accordingly, no gain or loss was recorded in connection with these sales.

At March 31, 2017 and December 31, 2016, commercial real estate debt investments held for investment were comprised of the following:

CRE Debt and Preferred Equity Investments
	March 31, 2017			December 31, 2016
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$586,400	$583,829	59.3%	$512,322	$510,071	52.6%
Mezzanine loans	394,056	392,291	39.8%	453,693	451,467	46.5%
Preferred equity	9,000	8,971	0.9%	9,000	8,967	0.9%
Total (3)	$989,456	$985,091	100.0%	$975,015	$970,505	100.0%

(1) Carrying value includes unamortized origination fees of $4.4 million and $4.5 million as of March 31, 2017 and December 31, 2016, respectively.
(2) Based on outstanding principal.
(3) Excludes Loans held for sale, net.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	March 31, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	74,162	29,008	-	103,170
Principal payments	(84)	(88,645)	-	(88,729)
Amortization & accretion of (premium) discounts	(32)	33	-	1
Net (increase) decrease in origination fees	(741)	(217)	-	(958)
Amortization of net origination fees	453	645	4	1,102
Net carrying value	$583,829	$392,291	$8,971	$985,091

	December 31, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	211,318	-	62,390	-	273,708
Principal payments	(86,310)	(263,072)	(191,291)	(113,444)	(654,117)
Amortization & accretion of (premium) discounts	(136)	-	(178)	-	(314)
Net (increase) decrease in origination fees	(2,086)	-	(472)	-	(2,558)
Amortization of net origination fees	1,447	369	2,515	638	4,969
Net carrying value (2)	$510,071	$-	$451,467	$8,967	$970,505

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

Internal CRE Debt and Preferred Equity Investment Ratings
The Company's internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company's internal risk rating categories include "Performing", "Performing - Closely Monitored", "Performing - Special Mention", "Substandard", "Doubtful" or "Loss". Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management's close attention and if uncorrected, may result in deterioration of repayment prospects.
Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing as   of March 31, 2017 and December 31, 2016. Accordingly, no allowance for loan losses was deemed necessary as of March 31, 2017 and December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	March 31, 2017
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal		Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$586,400	59.3%	$200,611	$265,549	$120,240	$-	$-	$-	$586,400
Mezzanine loans	394,056	39.8%	210,068	164,801	19,187	-	-	-	394,056
Preferred equity	9,000	0.9%	-	-	9,000	-	-	-	9,000
	$989,456	100.0%	$410,679	$430,350	$148,427	$-	$-	$-	$989,456

	December 31, 2016
		Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type	Outstanding Principal (1)		Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$512,322	52.6%	$144,434	$243,448	$124,440	$-	$-	$-	$512,322
Mezzanine loans	453,693	46.5%	254,337	170,039	29,317	-	-	-	453,693
Preferred equity	9,000	0.9%	-	-	9,000	-	-	-	9,000
	$975,015	100.0%	$398,771	$413,487	$162,757	$-	$-	$-	$975,015

(1) Excludes Loans held for sale, net.

As of March 31, 2017 and December 31, 2016, approximately 83% and 77%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.
Investments in Commercial Real Estate

There were no acquisitions of commercial real estate holdings during the quarter ended March 31, 2017. The Company sold one of its wholly-owned triple net leased properties during the quarter ended March 31, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.
The weighted average amortization period for intangible assets and liabilities as of March 31, 2017 is 4.3 years. Above market leases and leasehold intangible assets are included in Other assets and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$111,012	$112,675
Buildings and improvements	330,120	335,945
Subtotal	441,132	448,620
Less: accumulated depreciation	(37,167)	(34,221)
Total real estate held for investment, at amortized cost, net	403,965	414,399
Equity in unconsolidated joint ventures	58,795	60,168
Investments in commercial real estate, net	$462,760	$474,567

Depreciation expense was $4.0 million and $4.6 million for the quarters ended March 31, 2017 and 2016, respectively, and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2017 for consolidated investments in real estate are as follows:

March 31, 2017
(dollars in thousands)
2017 (remaining)	$23,092
2018	28,353
2019	24,400
2020	19,706
2021	15,531
Later years	27,594
$138,676

Mortgage loans payable as of March 31, 2017 and December 31, 2016, were as follows:
March 31, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,075	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,269	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,016	11,025	3.58%	Fixed	6/6/2019	First liens
Nevada (1)	2,347	2,347	L+200	Floating	9/29/2017	First liens
	$311,707	$314,847

(1) The mortgage agreement contained an interest rate swap with an expiration date of March 29, 2017. Effective on March 29, 2017, the interest rate swap expired and the Company extended the maturity date of the mortgage debt to September 29, 2017.

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

The following table details future mortgage loan principal payments as of March 31, 2017:
Mortgage Loan Principal Payments
(dollars in thousands)
2017 (remaining)	$2,347
2018	-
2019	23,375
2020	-
2021	-
Later years	289,125
$314,847

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

9.            CORPORATE DEBT
The Company invests in corporate loans and corporate debt securities through Annaly Middle Market Lending LLC.
The industry and rate sensitivity dispersion of the portfolio as of March 31, 2017 and December 31, 2016 are as follows:

	Industry Dispersion
	March 31, 2017			December 31, 2016
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$-	$31,999	$31,999	$-	$32,067	$32,067
Commercial Fishing	-	38,816	38,816	-	40,600	40,600
Computer Programming, Data Processing & Other Computer Related Services	-	132,614	132,614	-	146,547	146,547
Drugs	-	33,837	33,837	-	34,042	34,042
Groceries and Related Products	-	14,865	14,865	-	14,856	14,856
Grocery Stores	-	23,689	23,689	-	23,761	23,761
Home Health Care Services	-	24,176	24,176	-	39,205	39,205
Insurance Agents, Brokers and services	4,402	73,234	77,636	4,391	73,267	77,658
Management and Public Relations Services	-	16,518	16,518	-	16,493	16,493
Medical and Dental Laboratories	-	17,215	17,215	-	17,292	17,292
Miscellaneous Business Services	84,524	-	84,524	84,486	-	84,486
Miscellaneous Equipment Rental and Leasing	-	19,623	19,623	-	-	-
Miscellaneous Health and Allied Services, not elsewhere classified	-	9,764	9,764	-	9,791	9,791
Miscellaneous Nonmetallic Minerals, except Fuels	-	24,694	24,694	-	24,688	24,688
Miscellaneous Plastic Products	-	26,996	26,996	-	27,036	27,036
Motor Vehicles and Motor Vehicle Parts and Supplies	-	12,291	12,291	-	12,319	12,319
Offices and Clinics of Doctors of Medicine	-	92,171	92,171	-	83,386	83,386
Personnel Supply Services	-	34,726	34,726	-	36,921	36,921
Public Warehousing and Storage	-	55,287	55,287	-	-	-
Research, Development and Testing Services	-	17,744	17,744	-	17,744	17,744
Schools and Educational Services, not elsewhere classified	-	20,916	20,916	-	20,979	20,979
Surgical, Medical, and Dental Instruments and Supplies	-	13,240	13,240	-	13,403	13,403
Telephone Communications	-	17,924	17,924	-	-	-
Total	$88,926	$752,339	$841,265	$88,877	$684,397	$773,274

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers as of March 31, 2017 and December 31, 2016.
	March 31, 2017	December 31, 2016
	(dollars in thousands)
First lien loans	$554,218	$505,956
Second lien loans	198,121	178,441
Second lien notes	84,524	84,486
Subordinated notes	4,402	4,391
Total	$841,265	$773,274

10.            VARIABLE INTEREST ENTITIES

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion at settlement. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.3 billion and $1.2 billion, respectively, at March 31, 2017.
In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million.  The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion at settlement. The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $0.9 billion and $0.8 billion, respectively, at March 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion at settlement. The Company was required to consolidate the FREMF 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at March 31, 2017. FREMF 2015-KLSF, FREMF 2015-KF07 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $266.7 million at March 31, 2017.  Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed.  The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entities.  The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company applies the practical expedient fair value measurement under ASU 2014-13, whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The FREMF Trusts mortgage loans had an unpaid principal balance of $3.7 billion at March 31, 2017.   As of March 31, 2017, there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of March 31, 2017 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries.  The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the servicer.  As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt was $153.6 million as of March 31, 2017.

In June 2016, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution.  The Borrower was determined to be  a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has transferred corporate loans with a carrying amount of $549.1 million at March 31, 2107 that are pledged as collateral for the credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation.  As of March 31, 2017, the Borrower had an intercompany receivable of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

$281.7 million, which eliminates upon consolidation and an Other secured financing of $281.7 million to the third party financial institution.

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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.1 billion at March 31, 2017.  Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gain or loss was recognized upon initial consolidation of the VIEs.  Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$-	$-	$27,289
Commercial real estate debt investments	3,700,636	-	-
Residential mortgages loans	-	155,629	12,033
Mortgage servicing rights	-	-	632,166
Accrued interest receivable	9,221	804	-
Other derivatives, at fair value	-	-	16
Other assets	-	-	39,824
Total assets	$3,709,857	$156,433	$711,328

Liabilities
Securitized debt (non-recourse) at fair value	$3,433,980	$43,079	$-
Other secured financing	-	-	6,165
Other derivatives, at fair value	-	-	9
Accrued interest payable	4,551	99	-
Accounts payable and other liabilities	-	36	6,992
Total liabilities	$3,438,531	$43,214	$13,166

	December 31, 2016
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$-	$-	$23,198
Commercial real estate debt investments	3,890,807	-	-
Residential mortgages loans	-	165,869	8,309
Mortgage servicing rights	-	-	652,216
Accrued interest receivable	8,690	836	-
Other derivatives, at fair value	-	-	9
Other assets	138	-	35,540
Total assets	$3,899,635	$166,705	$719,272

Liabilities
Securitized debt (non-recourse) at fair value	$3,609,164	$46,638	$-
Other secured financing	-	-	3,825
Other derivatives, at fair value	-	-	9
Accrued interest payable	4,350	107	-
Accounts payable and other liabilities	-	662	14,007
Total liabilities	$3,613,514	$47,407	$17,841

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The statement of comprehensive income (loss) of the Company’s VIEs that is reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2017 is as follows:
	For the Quarter Ended
	March 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Net interest income:
Interest income	$27,719	$1,369	$-
Interest expense	14,576	274	65
Net interest income	13,143	1,095	(65)

Realized gain (loss) on disposal of investments	-	(261)	(509)
Unrealized gain (loss) on investments at fair value (1)	702	982	(20,264)
Other income (loss)	(6,298)	(97)	34,588
General and administration expenses	-	20	1,102
Net income (loss)	$7,547	$1,699	$12,648

(1) Included in Net unrealized gains (losses) on investments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs as of March 31, 2017 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

FREMF Trusts			Residential Mortgage Loan Trust
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$630,989	17.3%	California	$70,037	45.5%
North Carolina	537,375	14.7%	Texas	16,821	10.9%
Maryland	499,495	13.7%	Illinois	10,129	6.6%
Virginia	329,250	9.0%	Washington	9,796	6.4%
Florida	317,424	8.7%	Florida	8,999	5.9%
New York	280,925	7.7%	Other (1)	38,028	24.7%
Pennslyvania	225,810	6.2%
Ohio	197,455	5.4%
Other(1)	632,406	17.3%
Total	$3,651,129	100.0%		$153,810	100.0%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

For the fair value of securitized debt of consolidated VIEs, refer to the Note titled “Variable Interest Entities” for additional information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Level 1	Level 2	Level 3	Total
March 31, 2017	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$72,708,490	$-	$72,708,490
Credit risk transfer securities	-	686,943	-	686,943
Non-Agency mortgage-backed securities	-	1,409,093	-	1,409,093
Residential mortgage loans	-	682,416	-	682,416
Mortgage servicing rights	-	-	632,166	632,166
Commercial real estate debt investments	-	4,102,613	-	4,102,613
Interest rate swaps	-	19,195	-	19,195
Other derivatives	153,999	42,936	-	196,935
Total assets	$153,999	$79,651,686	$632,166	$80,437,851
Liabilities:
Securitized debt of consolidated VIEs	$-	$3,477,059	$-	$3,477,059
Interest rate swaps	-	572,419	-	572,419
Other derivatives	34,406	18,090	-	52,496
Total liabilities	$34,406	$4,067,568	$-	$4,101,974

	Level 1	Level 2	Level 3	Total
December 31, 2016	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$75,589,873	$-	$75,589,873
Credit risk transfer securities	-	724,722	-	724,722
Non-Agency mortgage-backed securities	-	1,401,307	-	1,401,307
Residential mortgage loans	-	342,289	-	342,289
Mortgage servicing rights	-	-	652,216	652,216
Commercial real estate debt investments	-	4,321,739	-	4,321,739
Interest rate swaps	-	68,194	-	68,194
Other derivatives	168,209	3,057	-	171,266
Total assets	$168,209	$82,451,181	$652,216	$83,271,606
Liabilities:
Securitized debt of consolidated VIEs	$-	$3,655,802	$-	$3,655,802
Interest rate swaps	-	1,443,765	-	1,443,765
Other derivatives	24,912	61,525	-	86,437
Total liabilities	$24,912	$5,161,092	$-	$5,186,004

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

March 31, 2017
Range
Valuation Technique	Unobservable Input(1)	(Weighted Average )
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	5.3% - 19.5% (8.9%)
	Delinquency rate	0.0% - 9.0% (2.3%)
	Cost to service	$84 - $159($103)

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

The following table summarizes the estimated fair value for financial assets and liabilities as of March 31, 2017 and December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

		March 31, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents (1)	1	$819,421	$819,421	$1,539,746	$1,539,746
Agency mortgage-backed securities	2	72,708,490	72,708,490	75,589,873	75,589,873
Credit risk transfer securities	2	686,943	686,943	724,722	724,722
Non-Agency mortgage-backed securities	2	1,409,093	1,409,093	1,401,307	1,401,307
Residential mortgage loans	2	682,416	682,416	342,289	342,289
Mortgage servicing rights	3	632,166	632,166	652,216	652,216
Commercial real estate debt investments	2	4,102,613	4,102,613	4,321,739	4,321,739
Commercial real estate debt and preferred equity, held for investment	3	985,091	986,148	970,505	968,824
Commercial loans held for sale, net	3	-	-	114,425	114,425
Corporate debt (2)(3)	2	841,265	848,324	773,274	776,310
Interest rate swaps (1)	2	19,195	19,195	68,194	68,194
Other derivatives	1,2	196,935	196,935	171,266	171,266

Financial liabilities:
Repurchase agreements	1,2	$62,719,087	$62,746,578	$65,215,810	$65,256,505
Other secured financing	1,2	3,876,150	3,857,285	3,884,708	3,885,430
Securitized debt of consolidated VIEs	2	3,477,059	3,477,059	3,655,802	3,655,802
Participation sold	2	12,760	12,743	12,869	12,827
Mortgage payable	3	311,707	313,779	311,636	312,442
Interest rate swaps (1)	2	572,419	572,419	1,443,765	1,443,765
Other derivatives	1,2	52,496	52,496	86,437	86,437

(1)
As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 the Company is presenting the fair value of centrally cleared interest rate swaps adjusted for $673.2 million of variation margin. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value. Prior period balances will not be adjusted.

(2)
Includes a held-to-maturity debt security carried at amortized cost of $84.5 million, with a fair value of $91.2 million, and amortized cost of $84.5 million, with a fair value of $87.8 million, as of March 31, 2017 and December 31, 2016, respectively. The bond’s stated maturity is May 15, 2020.

(3)	Includes a loan held for sale carried at the lower of cost or fair value of $20.1 million as of March 31, 2017. The loan was sold subsequent to quarter end at an amount equal to carrying value.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

12.      SECURED FINANCING

The Company had outstanding $62.7 billion and $65.2 billion of repurchase agreements with weighted average borrowing rates of 1.72% and 1.64%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of
88 days and 96 days as of March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	March 31, 2017
	Agency Mortgage-backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Commercial Mortgage-backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	$-	-
2 to 29 days	27,819,398	325,334	530,501	-	-	28,675,233	1.02%
30 to 59 days	6,012,259	63,163	145,273	-	6,626	6,227,321	0.99%
60 to 89 days	10,848,937	19,233	136,697	-	-	11,004,867	1.29%
90 to 119 days	3,625,633	-	-	-	-	3,625,633	1.24%
Over 120 days(1)	12,776,875	-	-	409,158	-	13,186,033	1.37%
Total	$61,083,102	$407,730	$812,471	$409,158	$6,626	$62,719,087	1.15%

	December 31, 2016
	Agency Mortgage-backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	-
2 to 29 days	29,657,705	358,972	377,366	-	30,394,043	0.87%
30 to 59 days	11,373,300	80,139	241,360	-	11,694,799	1.10%
60 to 89 days	6,966,827	13,914	101,491	-	7,082,232	1.14%
90 to 119 days	2,063,561	-	-	-	2,063,561	0.89%
Over 120 days(1)	13,646,308	-	-	334,867	13,981,175	1.47%
Total	$63,707,701	$453,025	$720,217	$334,867	$65,215,810	1.07%

(1) Approximately 5% and 7% of the total repurchase agreements had a remaining maturity over 1 year as of March 31, 2017 and December 31, 2016, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2017		December 31, 2016
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$100,000	$62,819,087	$400,000	$65,615,810
Amounts Offset	(100,000)	(100,000)	(400,000)	(400,000)
Netted Amounts	$-	$62,719,087	$-	$65,215,810

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  As of March 31, 2017, $3.5 billion of the advances from the FHLB Des Moines extends beyond three years and $90.0 million matures between one to three years. As of December 31, 2016, $3.6 billion matured beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 0.95% and 0.76% at March 31, 2017 and December 31, 2016, respectively.

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest  of $71.3 billion and $215.4 million, respectively, at March 31, 2017 and $74.3 billion and $229.2 million, respectively, at December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

13.          DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts and certain forward purchase commitments to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the event of a default by the counterparty, the Company could have difficulty obtaining its Residential Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts. As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 the Company is presenting the fair value of centrally cleared interest rate swaps adjusted for $673.2 million of variation margin. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value.

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2017 and December 31, 2016:

Derivatives Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$19,195	$68,194
TBA derivatives	Other derivatives, at fair value	42,758	2,774
Futures contracts	Other derivatives, at fair value	153,999	168,209
Purchase commitments	Other derivatives, at fair value	178	283
		$216,130	$239,460

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$572,419	$1,443,765
TBA derivatives	Other derivatives, at fair value	17,876	60,972
Futures contracts	Other derivatives, at fair value	34,406	24,912
Purchase commitments	Other derivatives, at fair value	214	553
		$624,915	$1,530,202

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2017 and December 31, 2016:

March 31, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$4,642,000	1.40%	1.23%	2.70
3 - 6 years	10,190,000	2.11%	1.07%	4.05
6 - 10 years	9,200,600	2.39%	1.21%	7.77
Greater than 10 years	3,826,400	3.65%	1.01%	18.70
Total / Weighted Average	$27,859,000	2.25%	1.15%	6.82

December 31, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$3,444,365	1.37%	1.00%	2.71
3 - 6 years	10,590,000	1.92%	0.99%	3.94
6 - 10 years	8,206,900	2.35%	1.10%	7.82
Greater than 10 years	3,634,400	3.70%	0.83%	18.36
Total / Weighted Average	$25,875,665	2.22%	1.02%	6.87

(1)	There were no forward starting swaps as of March 31, 2017 and December 31, 2016.

There were no swaptions as of March 31, 2017 and December 31, 2016.

The following table summarizes certain characteristics of the Company’s TBA derivatives as of March 31, 2017 and December 31, 2016:

March 31, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,521,000	$10,790,520	$10,815,148	$24,628
Sale contracts	(400,000)	(384,795)	(384,541)	254
Net TBA derivatives	$10,121,000	$10,405,725	$10,430,607	$24,882

December 31, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$11,223,000	$11,495,514	$11,437,316	$(58,198)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table summarizes certain characteristics of the Company’s futures derivatives as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(16,689,000)	2.00
U.S. Treasury futures - 5 year	-	(1,697,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(2,370,000)	7.17
Total	$-	$(20,756,200)	2.79

	December 31, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(14,968,250)	2.00
U.S. Treasury futures - 5 year	-	(1,697,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(2,250,000)	8.39
Total	$-	$(18,915,450)	2.98

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of March 31, 2017 and December 31, 2016, respectively.

March 31, 2017		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value (1)	$19,195	$(17,621)	$-	$1,574
TBA derivatives, at fair value	42,758	(13,887)	-	28,871
Futures contracts, at fair value	153,999	(27,810)	-	126,189
Purchase commitments	178	-	-	178

Liabilities:
Interest rate swaps, at fair value (1)	$572,419	$(17,621)	$-	$554,798
TBA derivatives, at fair value	17,876	(13,887)	-	3,989
Futures contracts, at fair value	34,406	(27,810)	(5,306)	1,290
Purchase commitments	214	-	-	214

December 31, 2016		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$68,194	$(68,194)	$-	$-
TBA derivatives, at fair value	2,774	(2,172)	-	602
Futures contracts, at fair value	168,209	(24,912)	-	143,297
Purchase commitments	283	-	-	283

Liabilities:
Interest rate swaps, at fair value	$1,443,765	$(68,194)	$(768,877)	$606,694
TBA derivatives, at fair value	60,972	(2,172)	-	58,800
Futures contracts, at fair value	24,912	(24,912)	-	-
Purchase commitments	553	-	-	553

(1)
As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 the Company is presenting the fair value of centrally cleared interest rate swaps adjusted for variation margin. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value. Prior period balances will not be adjusted.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Quarters Ended:
March 31, 2017	$(104,156)	$149,184
March 31, 2016	$(147,475)	$(1,031,720)

(1) Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Quarter Ended March 31, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$(60,314)	$83,080	$22,766
Futures	973	(23,704)	(22,731)
Purchase commitments	-	265	265
			$300

Quarter Ended March 31, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$219,993	$84,295	$304,288
Futures	(130,994)	(48,120)	(179,114)
			$125,174

(1) Includes options on TBA contracts.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York
Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2017 was approximately $393.4 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

At March 31, 2017 and December 31, 2016, the Company had issued and outstanding 1,018,971,441 and 1,018,913,249 shares of common stock, respectively, with a par value of $0.01 per share.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

No options were exercised during the quarter ended March 31, 2017 and 2016.

During the quarter ended March 31, 2017, the Company raised $0.6 million, by issuing 56,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program. During the quarter ended March 31, 2016, the Company raised $0.5 million, by issuing 54,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2016 (“Repurchase Program”).  During the quarter ended March 31, 2016, the Company repurchased 11,132,226 shares of its common stock under the Repurchase Program for an aggregate amount of $102.7 million. All shares of common stock purchased were part of a publicly announced plan in open-market transactions.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Rcap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2017 and 2016.

(B) Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through March 31, 2017, the Company had
declared and paid all required quarterly dividends on the Series A Preferred Stock.

At March 31, 2017 and December 31, 2016, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2017, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At March 31, 2017 and December 31, 2016, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2017, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At March 31, 2017 and December 31, 2016, the Company had issued and outstanding 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series E Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series E Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

August 27, 2017 (subject to the Company’s right under limited circumstances to redeem the Series E Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series E Preferred Stock was issued in July 2016 as part of the Hatteras Acquisition. Refer to the “Acquisition of Hatteras” Note for additional information. Through March 31, 2017, the Company had declared and paid all required quarterly dividends on the Series E Preferred Stock.
The 7.875% Series A Preferred Stock, 7.625% Series C Preferred Stock, 7.50% Series D Preferred Stock and 7.625% Series E Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Quarters Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$305,691	$277,456
Distributions declared per common share	$0.30	$0.30
Distributions paid to common stockholders after period end	$305,691	$277,456
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	April 28, 2017	April 29, 2016
Dividends declared to Series A Preferred stockholders	$3,648	$3,648
Dividends declared per share of Series A Preferred Stock	$0.492	$0.492
Dividends declared to Series C Preferred stockholders	$5,719	$5,719
Dividends declared per share of Series C Preferred Stock	$0.477	$0.477
Dividends declared to Series D Preferred stockholders	$8,625	$8,625
Dividends declared per share of Series D Preferred Stock	$0.469	$0.469
Dividends declared to Series E Preferred stockholders	$5,481	$-
Dividends declared per share of Series E Preferred Stock	$0.477	$-

15.            INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the quarters ended March 31, 2017 and 2016.

	For the Quarters Ended
	March 31, 2017	March 31, 2016
Interest income:	(dollars in thousands)
Residential Investment Securities	$515,910	$315,717
Residential mortgage loans	3,864	-
Commercial investment portfolio(1)	64,345	70,187
Reverse repurchase agreements	3,608	2,239
Total interest income	587,727	388,143
Interest expense:
Repurchase agreements	173,090	132,891
Securitized debt of consolidated VIEs	14,850	9,033
Participation sold	153	158
Other	10,332	5,365
Total interest expense	198,425	147,447
Net interest income	$389,302	$240,696

(1) Includes commercial real estate debt, preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

16.            GOODWILL

At March 31, 2017 and December 31, 2016, Goodwill totaled $71.8 million.
17.            NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the quarters ended March 31, 2017 and 2016.

	For the Quarters Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands, except per share data)
Net income (loss)	$440,408	$(868,080)
Less: Net income (loss) attributable to noncontrolling interest	(103)	(162)
Net income (loss) attributable to Annaly	440,511	(867,918)
Less: Preferred stock dividends	23,473	17,992
Net income (loss) per share available (related) to common stockholders	$417,038	$(885,910)
Weighted average shares of common stock outstanding-basic	1,018,942,746	926,813,588
Add: Effect of stock awards , if dilutive	364,633	-
Weighted average shares of common stock outstanding-diluted	1,019,307,379	926,813,588
Net income (loss) per share available (related) to common share:
Basic	$0.41	$(0.96)
Diluted	$0.41	$(0.96)

Options to purchase 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for each of the quarters ended March 31, 2017 and 2016.

18.       LONG-TERM STOCK INCENTIVE PLAN

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Quarters Ended
	March 31, 2017		March 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of period	1,125,625	$15.43	$1,168,775	$15.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(2,500)	13.72
Expired	-	-	(30,500)	11.72
Options outstanding at the end of period	1,125,625	15.43	1,135,775	15.44
Options exercisable at the end of the period	1,125,625	$15.43	$1,135,775	$15.44

The weighted average remaining contractual term was approximately 1.2 years and 2.2 years for stock options outstanding and exercisable as of March 31, 2017 and 2016, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

As of March 31, 2017 and 2016, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

19.      INCOME TAXES

For the quarter ended March 31, 2017 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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

During the quarters ended March 31, 2017 and 2016, the Company recorded $1.0 million of income tax expense and $0.8 million of income tax benefit, respectively, attributable to its TRSs.

The Company’s federal, state and local tax returns from 2013 and forward remain open for examination.

20.     LEASE COMMITMENTS AND CONTINGENCIES

Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for each of the quarters ended March 31, 2017 and 2016 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $32.0 million.

The following table details the future lease payments:

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2017 (remaining)	$2,773
2018	3,641
2019	3,565
2020	3,652
2021	3,862
Later years	14,480
$31,973

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of March 31, 2017 and December 31, 2016.

21.    RISK MANAGEMENT

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities issued by Freddie Mac and Fannie Mae, are guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures are guaranteed by the Agency issuing the debenture.  The majority of the Company’s Agency mortgage-backed securities have an actual or implied “AAA” rating.

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

22.            RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.
As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  As of March 31, 2017 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of March 31, 2017 was $392.8 million with excess net capital of $392.5 million.

23.            RELATED PARTY TRANSACTIONS

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

Under the Management Agreement, the Manager, subject to the supervision and direction of the Company’s Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate.  In exchange for the management services, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage the Company, and paying all compensation and benefit expenses associated with such personnel. The Company does not pay the Manager any incentive fees.

For the quarters ended March 31, 2017 and 2016, the compensation and management fee was $39.3 million and $37.0 million, respectively. At March 31, 2017 and December 31, 2016, the Company had amounts payable to the Manager of $12.3 million and $11.2 million, respectively.

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
risks related to investments in mortgage servicing rights (or MSRs) and ownership of a servicer; our ability to consummate any contemplated investment opportunities; changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" in our most recent Annual Report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Overview
We are a diversified capital manager that invests in and finances residential and commercial assets. Our principal business objectives are to generate net income for distribution to our stockholders from our investments and to preserve capital. We are a Maryland corporation that has elected to be taxed as a REIT. We are externally managed by Annaly Management Company LLC (or
Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”

We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

Our investment groups are comprised of the following:

Investment Groups	Description
Agency	Invests primarily in various types of Agency mortgage-backed securities and related derivatives to hedge these investments.
Residential Credit	Invests primarily in non-Agency mortgage-backed assets within securitized products and residential mortgage loan markets.
Commercial Real Estate	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Middle Market Lending	Provides customized debt financing to middle market businesses.

For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Acquisition of Hatteras
As previously disclosed in our filings with the SEC, the acquisition of Hatteras Financial Corp. (or Hatteras and such acquisition, the Hatteras Acquisition), an externally managed mortgage REIT that invested primarily in single-family residential mortgage real estate assets, closed on July 12, 2016 for an aggregate consideration to Hatteras common shareholders of $1.5 billion, consisting of $1.0 billion in equity consideration and $521.1 million in cash.

Refer to the note titled “Acquisition of Hatteras” located in Item 1. “Financial Statements” for additional details.

Business Environment
The size of our Residential Investment Securities portfolio and commercial real estate debt investments declined modestly during the quarter ended March 31, 2017, while our economic leverage remained at one of the lowest levels of the past several years. Interest rate markets were largely range bound, while the U.S. economy remained robust even though economic growth disappointed once again in the quarter ended March 31, 2017. Despite this seemingly positive backdrop, broader political uncertainties remained over the policies of the new administration as well as several political events, most notably elections in several European Union countries. In this environment, we expect to benefit from greater diversification and to continue to employ our disciplined approach of conservative portfolio positioning to protect the firm’s portfolio.

Economic Environment

Economic sentiment was vastly improved in the quarter ended March 31, 2017, as measured by consumer and business sentiment, but the exuberance failed to result in stronger growth. Economic growth, as measured by real gross domestic product (or GDP), declined to 0.7% in the quarter ended March 31, 2017, much lower than 1.6% in 2016 according to the Bureau of Economic Analysis. Consumption growth, previously a major tailwind for the economy in 2016, fell sharply to contribute a modest 0.2% in the quarter ended March 31, 2017 compared to 1.8% in 2016. Meanwhile, non-residential investment rebounded modestly in the quarter ended March 31, 2017 to contribute 1.1% to growth, compared to (0.1%) in 2016. Oil prices continued to have a major impact on the economic environment, with the recovery from the 2014-15 price collapse leading to a rebound in industrial production.

The Federal Reserve (or Fed) currently conducts monetary policy with a dual mandate: full employment

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

and price stability. The employment situation continued to improve in the quarter ended March 31, 2017, most notably with the unemployment rate falling to the Fed’s year-end projection of 4.5% in March 2017, according to the Bureau of Labor Services. The economy added 178,000 jobs per month in the quarter ended March 31, 2017, compared to 187,000 per month in 2016. The reports showed divergence by industry, however, with goods-producing industries being the brightest spot, adding an average of 58,000 jobs per month in the quarter ended March 31, 2017, far above the average in 2016 of 5,000 jobs per month. On the other hand, service-sector industries added 113,000 jobs per month in the quarter ended March 31, 2017, which, while still strong, was far below the average of 165,000 jobs per month in 2016.  In particular, retail appears to be weaker, with general merchandise stores cutting 71,000 jobs in the quarter ended March 31, 2017. Wage growth, as measured by the year-over-year change in Average Hourly Earnings, remained moderate in the quarter ended March 31, 2017, roughly in line with 2016 increases at 2.7% in March 2017. The Fed expects the unemployment rate to remain at the current level through 2019, a potential challenge should conditions continue to improve.

Inflation rose above the Fed’s 2.0% target through February 2017, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE), driven by a one-time rise in energy prices due to base effects given prior weakness. The headline PCE measure rose to 2.1% year-over-year in February 2017, up from 1.6% in December 2016. The more stable core PCE measure, which excludes volatile food and energy prices, remained closer below the Fed’s 2.0% target at 1.8% year-over-year in February 2017, unchanged from December 2016. The Fed expects a moderate rise in inflation in both the PCE and core PCE measures to 1.9% year-over-year by the fourth quarter of 2017, before rising to its target of 2% in the fourth quarter of 2018 where it is expected to remain through 2019.

Throughout the quarter ended March 31, 2017, the Federal Open Market Committee (or FOMC) aimed to support its dual mandate by keeping its target for the federal funds rate at accommodative levels as well as reinvesting runoff of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC decided to keep the target rate at
0.50-0.75% in its January 2017 meeting as the Committee analyzed incoming data and reactions to a new administration.  Subsequently, at their meeting on March 14-15, 2017, the FOMC decided to raise the target range for the federal funds rate by 25 basis points to 0.75-1.00%, noting further progress toward meeting their goals. The FOMC’s Summary of Economic Projections, wherein members reveal their economic and policy projections, showed no changes, with the median forecast expecting two additional interest rate hikes in 2017. The FOMC continues to note in its statements that it anticipates maintaining its existing policy of reinvesting portfolio runoff “until normalization of the level of the federal funds rate is well under way” to help maintain accommodative financial conditions. Fed commentary throughout the quarter showed this date may soon be approaching. Federal Reserve Bank of New York President Dudley indicated in an interview that the market was prepared for a late 2017 or 2018 change in reinvestment policy. Subsequently, Minutes from the Fed’s March 14-15, 2017 meeting showed “most participants” judged a change to the Committee’s reinvestment policy would likely be appropriate later this year. However, participants also agreed that any such change should be “gradual and predictable” a phrase previously mentioned by Fed Chair Yellen at the press conference on March 15, 2017.

During the quarter ended March 31, 2017, the 10-year U.S. Treasury was largely range-bound after expectations of fiscal stimulus forced yields higher in the quarter ended December 31, 2016. Yields hit a high of 2.63% on March 13, 2017, before dropping back near 2017 lows by quarter end as the American Health Care Act non-vote cast doubt on the Congressional timeline for fiscal stimulus. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, rose amidst higher inflation prints and prospects of stimulus in the beginning on the quarter, with the longer-dated 5-year, 5-year forward breakeven rate rising to a high of 2.27% on January 26, 2017, before declining back towards to 2.1% by quarter end. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, rose modestly in the quarter ended March 31, 2017, though remained low by historical standards, according to Bloomberg.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table below presents interest rates at each date presented:

	March 31, 2017	December 31, 2016	March 31, 2016
30-Year mortgage current coupon	3.13%	3.13%	2.57%
Mortgage basis	75 bps	68 bps	80 bps
10-Year U.S. Treasury rate	2.39%	2.44%	1.77%

LIBOR:
1-Month	0.98%	0.77%	0.44%
6-Month	1.42%	1.32%	0.90%

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

Prior to the fourth quarter of 2016, we reported non-GAAP measures that excluded the premium amortization adjustment (or PAA). In our filings for the fourth quarter and year ended December 31, 2016, we presented non-GAAP financial measures that excluded the PAA (unrevised) as well as non-GAAP financial measures that included the PAA (revised). Beginning with the first quarter of 2017, we no longer disclose non-GAAP financial measures that exclude the PAA. However, given its usefulness in evaluating our financial performance, we will continue to separately disclose the PAA.

Please refer to the “Non-GAAP Financial Measures” section for additional information.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the quarters ended March 31, 2017 and 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Quarters Ended
	March 31, 2017	March 31, 2016

Interest income	$587,727	$388,143
Interest expense	198,425	147,447
Net interest income	389,302	240,696
Realized and unrealized gains (losses)	74,265	(1,055,553)
Other income (loss)	31,646	(6,115)
General and administrative expenses	53,828	47,945
Income (loss) before income taxes and noncontrolling interest	441,385	(868,917)
Income taxes	977	(837)
Net income (loss)	440,408	(868,080)
Net income (loss) attributable to noncontrolling interest	(103)	(162)
Net income (loss) attributable to Annaly	440,511	(867,918)
Dividends on preferred stock	23,473	17,992
Net income (loss) available (related) to common stockholders	$417,038	$(885,910)
Net income (loss) per share available (related) to common stockholders:
Basic	$0.41	$(0.96)
Diluted	$0.41	$(0.96)
Weighted average number of common shares outstanding:
Basic	1,018,942,746	926,813,588
Diluted	1,019,307,379	926,813,588

Other information:
Asset portfolio at period-end	$82,510,837	$74,280,593
Average total assets	$86,282,002	$76,317,429
Average equity	$12,611,661	$11,781,965
Leverage at period-end (1)	5.6:1	5.3:1
Economic leverage at period-end (2)	6.1:1	6.2:1
Capital ratio (3)	13.8%	13.2%
Annualized return on average total assets	2.04%	(4.55%)
Annualized return (loss) on average equity	13.97%	(29.47%)
Annualized core return on average equity (4)	10.09%	4.19%
Net interest margin (5)	1.47%	0.79%
Average yield on interest earning assets	2.74%	2.09%
Average cost of interest bearing liabilities	1.59%	1.73%
Net interest spread	1.15%	0.36%
Experienced constant prepayment rate, for the period (6)	11.5%	8.8%
Projected long-term constant prepayment rate, at period end (6)	10.0%	11.8%
Common stock book value per share	$11.23	$11.61
Economic interest expense (4)	$287,391	$270,571
Core earnings (4)	$318,028	$123,349
Core earnings per average common share (4)	$0.29	$0.11
PAA cost (benefit) per average common share	$0.02	$0.19

(1)	Includes repurchase agreements, other secured financing, non-recourse securitized debt, loan participation and mortgages payable.
(2)	Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(3)
Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities).

(4)	See “Non-GAAP Financial Measures” for a reconciliation of our non-GAAP measures to their corresponding GAAP amounts.
(5)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge TBA dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(6)	In addition to market factors, the change in CPR compared to the prior period also reflects the change in portfolio mix due to the acquisition of Hatteras.

GAAP
Net income (loss) was $440.4 million, which includes ($0.1) million attributable to a noncontrolling interest, or $0.41 per average basic common share, for the quarter ended March 31, 2017 compared to ($868.1) million, which includes ($0.2) million attributable to a noncontrolling interest, or ($0.96) per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps and higher net interest income on lower premium amortization expense. Unrealized gains (losses) on interest rate swaps were $149.2 million for the quarter ended March 31, 2017 compared to ($1.0) billion for the same period in 2016, reflecting periods of rising forward interest rates during the quarter ended March 31, 2017 compared to lower forward interest rates for the same period in 2016. Net interest income increased $148.6

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

million to $389.3 million for the quarter ended March 31, 2017 compared to the same period in 2016, primarily due to lower amortization expense, higher coupon income resulting from an increase in average Interest Earning Assets, and a lower average cost of Interest Bearing Liabilities, partially offset by an increase in average Interest Bearing Liabilities.

Non-GAAP
Core earnings were $318.0 million, or $0.29 per average common share, for the quarter ended March 31, 2017 compared to $123.3 million, or $0.11 per average common share, for the same period in 2016. Core earnings increased during the quarter ended March 31, 2017 compared to the same period in 2016 primarily due to lower amortization expense of $152.0 million, a decrease in interest expense on interest rate swaps of $43.3 million on lower notional balances, and an increase in interest income earned on higher Residential Investment Securities balances, partially offset by a reduction in TBA dollar roll income and higher interest expense due to an increase in average Interest Bearing Liabilities.

Non-GAAP Financial Measures

This Management Discussion and Analysis section contains analysis and discussion of non-GAAP measurements. Our presentation of non-GAAP financial measures has important limitations. Other market participants may calculate non-GAAP financial measures differently than we calculate them, making comparative analysis difficult.

Amortization

In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for Agency mortgage-backed securities (other than interest-only securities), taking into account estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative PAA in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period. The following table illustrates the impact of the PAA on premium amortization expense for the periods presented:

	For the Quarters Ended
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Premium amortization expense (accretion)	$203,634	$355,671
Less: PAA Cost (Benefit)	17,870	168,408
Premium amortization expense exclusive of PAA	$185,764	$187,263

	For the Quarters Ended
	March 31, 2017	March 31, 2016
	(per average common share)
Premium amortization expense (accretion)	$0.20	$0.38
Less: PAA Cost (Benefit)	0.02	0.19
Premium amortization expense exclusive of PAA	$0.18	$0.19

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures. These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. The non-GAAP measurements include the following:

•	core earnings;
•	core earnings per average common share;
•	annualized core return on average equity;
•	economic interest expense; and
•	economic net interest income.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Core Earnings, Core Earnings Per Average Common Share and Annualized Core Return on Average Equity

One of our principal business objectives is to generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs. We define core earnings, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income and realized amortization of MSRs. Prior to the fourth quarter of 2016, we reported core earnings excluding PAA. While we no longer disclose non-GAAP financial measures that exclude the PAA, we will continue to separately disclose the PAA given its usefulness in evaluating our financial performance.
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

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Quarters Ended March 31,
	2017	2016
	(dollars in thousands, except per share data)
GAAP net income (loss)	$440,408	$(868,080)
Less:
Unrealized (gains) losses on interest rate swaps	(149,184)	1,031,720
Net (gains) losses on disposal of investments	(5,235)	1,675
Net (gains) losses on trading assets	(319)	(125,189)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(23,683)	(128)
GAAP net (income) loss attributable to noncontrolling interest	103	162
Plus:
TBA dollar roll income (loss) (1)	69,968	83,189
MSR amortization (2)	(14,030)	-
Core earnings	$318,028	$123,349
GAAP net income (loss) per average basic common share	$0.41	$(0.96)
Core earnings per average common share	$0.29	$0.11
PAA cost (benefit) per average common share	$0.02	$0.19

(1)	Represents a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
(2)
Represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized (gains) losses on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

From time to time, we enter into to-be-announced forward contracts (TBAs) as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, that would be foregone as a result of settling the contract in the later

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost.

TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities. We record TBA derivatives at fair value on the Consolidated Statements of Financial Condition and recognize periodic changes in fair value as Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).

TBA dollar roll income is calculated as the difference in price between two TBA contracts with the same terms but different settlement dates multiplied by the notional amount of the TBA contract. Although accounted for as derivatives, TBA dollar rolls capture the economic equivalent of net interest income, or carry, on the underlying Agency mortgage-backed security (interest income less an implied cost of financing). TBA dollar roll income is reported as a component of Net gains
(losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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

Similarly, economic net interest income, as computed below, provides investors with additional information to enhance their understanding of the net economics of our primary business operations.

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Economic Interest Expense and Economic Net Interest Income
	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income
For the Quarters Ended:	(dollars in thousands)			(dollars in thousands)
March 31, 2017	$198,425	$88,966	$287,391	$389,302	$88,966	$300,336
March 31, 2016	$147,447	$123,124	$270,571	$240,696	$123,124	$117,572

(1) A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

Experienced and Projected Long-term CPR
Prepayment speeds, as reflected by the Constant Prepayment Rate (or CPR) and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of or for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Quarters Ended	Experienced CPR(1)	Projected Long- term CPR(2)
March 31, 2017	11.5%	10.0%
March 31, 2016	8.8%	11.8%

(1) For the quarters ended March 31, 2017 and 2016, respectively.
(2) As of March 31, 2017 and 2016, respectively.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
For the Quarters Ended:	(dollars in thousands)
March 31, 2017	$72,422,968	$70,085,056	$287,391	1.59%	0.83%	1.37%	(0.54%)	0.76%	0.22%
March 31, 2016	$62,379,695	$61,852,331	$270,571	1.73%	0.43%	0.88%	(0.45%)	1.30%	0.85%

(1) Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense increased by $16.8 million to $287.4 million for the quarter ended March 31, 2017 compared to the same period in 2016. The change was primarily due to an increase in average Interest Bearing Liabilities, partially offset by lower interest expense on interest rate swaps used to hedge cost of funds.

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

As of March 31, 2017 and December 31, 2016, 95% of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the quarters ended March 31, 2017 and 2016 were as follows:

	For the Quarters Ended,
	March 31, 2017	March 31, 2016
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$45,028	$(1,179,195)
Net gains (losses) on disposal of investments	5,235	(1,675)
Net gains (losses) on trading assets	319	125,189
Net unrealized gains (losses) on investments measured at fair value through earnings	23,683	128
Total	$74,265	$(1,055,553)

(1)	Includes realized gains (losses) on interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Quarters Ended March 31, 2017 and 2016

Net gains (losses) on interest rate swaps for the quarter ended March 31, 2017 was $45.0 million compared to ($1.2) billion for the same period in 2016. Unrealized gains (losses) on interest rate swaps for the quarter ended March 31, 2017 was $149.2 million compared to ($1.0) billion for the same period in 2016, reflecting periods of rising forward interest rates during the quarter ended March 31, 2017 compared to lower forward interest rates for the same period in 2016.

Net gains (losses) on disposal of investments was $5.2 million for the quarter ended March 31, 2017 compared with ($1.7) million for the same period in 2016. During the quarter ended March 31, 2017, we disposed of a wholly-owned triple net leased property for a gain of $5.1 million and Residential Investment Securities with a carrying value of $2.1 billion for an aggregate net gain of $1.2 million. For the same period in 2016, we disposed of Residential Investment Securities with a carrying value of $3.5 billion for an aggregate net loss of ($1.7) million.
Net gains on trading assets was $0.3 million for the quarter ended March 31, 2017 compared to $125.2 million for the same period in 2016. Net gains on TBA derivatives decreased $281.5 million to $22.8 million for the quarter ended March 31, 2017 compared to $304.3 million for the same period in 2016. Net losses on futures contracts decreased $156.4 million to ($22.7) million for the quarter ended March 31, 2017 compared to ($179.1) million for the same period in 2016.
Net unrealized gains on investments measured at fair value through earnings was $23.7 million for the quarter ended March 31, 2017 compared to $0.1 million for the same period in 2016. The change was primarily attributable to favorable valuations on residential credit investments and interest-only mortgage-backed securities for the quarter ended March 31, 2017 compared to the same period in 2016, partially offset by lower valuations of MSRs as of March 31, 2017.

Other Income (Loss)

Other income (loss) includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, net servicing income on MSRs, operating and transaction costs as well as depreciation and amortization expense. We report in “Other income (loss)” items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses

General and administrative (or G&A) expenses consist of compensation expense, the management fee and other expenses.

The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Quarters Ended:	(dollars in thousands)
March 31, 2017	$53,828	0.25%	1.71%
March 31, 2016	$47,945	0.25%	1.63%

G&A expenses was $53.8 million for the quarter ended March 31, 2017, an increase of $5.9 million compared to the same period in 2016. The change was primarily due to a higher compensation and management fee reflecting an increase in adjusted stockholders' equity primarily attributable to the Hatteras Acquisition and higher other G&A expenses, primarily due to an increase in brokerage related costs, occupancy, and professional fees.
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

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Unrealized gain	$242,320	$275,680
Unrealized loss	(1,368,411)	(1,361,573)
Net unrealized gain (loss)	$(1,126,091)	$(1,085,893)

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

The fair value of these securities being less than amortized cost for the quarter ended March 31, 2017 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities and debentures are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 13.97% and (29.47%) for the quarters ended March 31, 2017 and 2016, respectively.

The following table shows the components of our annualized return on average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Quarters Ended:
March 31, 2017	9.53%	5.18%	1.00%	(1.71%)	(0.03%)	13.97%
March 31, 2016	3.99%	(31.65%)	(0.21%)	(1.63%)	0.03%	(29.47%)

(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2)	Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $84.7 billion and $87.9 billion as of March 31, 2017 and December 31, 2016, respectively. The change was primarily due to a $2.9 billion decrease in Agency mortgage-backed securities, partially offset by a $0.3 million increase in residential mortgage loans.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of March 31, 2017:

	Residential				Commercial
	Agency MBS(1)	TBAs	CRTs	Non-Agency MBS(2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total(3)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$73,340,656	$10,430,607	$686,943	$2,091,509	$5,087,704	$462,760	$841,265	$82,510,837

Debt:
Repurchase agreements	61,083,102	10,121,000	407,730	812,471	415,784	-	-	62,719,087
Other secured financing	2,843,655	-	-	387,407	363,430	-	281,658	3,876,150
Securitized debt	-	-	-	43,079	3,433,980	-	-	3,477,059
Participation sold	-	-	-	-	12,760	-	-	12,760
Mortgages payable	-	-	-	-	-	311,707	-	311,707
Net Equity Allocated	$9,413,899	$309,607	$279,213	$848,552	$861,750	$151,053	$559,607	$12,114,074

Net Equity Allocated (%)	79%	3%	2%	7%	7%	1%	4%	100%	(4)
Debt/Net Equity Ratio	6.8:1	32.7:1	1.5:1	1.5:1	4.9:1	2.1:1	0.5:1	5.6:1	(5)

(1)	Includes MSRs.
(2)	Includes residential mortgage loans.
(3)	Excludes the TBA asset, debt and equity balances.
(4)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.
(5)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2017 and December 31, 2016 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At March 31, 2017 and December 31, 2016 we had on our Consolidated Statements of Financial Condition a total of $158.2 million and $171.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total $5.3 billion and $5.5 billion, respectively, of unamortized premium (which is

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the quarters ended March 31, 2017 and 2016 was 11.5% and 8.8%, respectively.  The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the quarters ended March 31, 2017 and 2016 was 10.0% and 11.8%, respectively.

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
The following table summarizes certain characteristics of our Residential Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities as of the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$70,876,573	$73,621,439
Net Premium	3,754,715	3,867,055
Amortized Cost	74,631,290	77,488,494
Amortized Cost/Principal Amount	105.30%	105.25%
Carrying Value	73,594,332	76,458,517
Carrying Value / Principal Amount	103.83%	103.85%
Weighted Average Coupon Rate	3.57%	3.54%
Weighted Average Yield	2.73%	2.69%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$10,218,146	$12,179,455
Weighted Average Coupon Rate	2.92%	2.84%
Weighted Average Yield	2.48%	2.30%
Weighted Average Term to Next Adjustment	29 Months	31 Months
Weighted Average Lifetime Cap(2)	8.11%	8.09%
Principal Amount at Period End as % of Total Residential Investment Securities	14.42%	16.54%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$60,658,427	$61,441,984
Weighted Average Coupon Rate	3.68%	3.68%
Weighted Average Yield	2.77%	2.76%
Principal Amount at Period End as % of Total Residential Investment Securities	85.58%	83.46%

Interest-Only Residential Investment Securities:
Notional Amount	$8,590,792	$8,997,175
Net Premium	1,394,384	1,451,321
Amortized Cost	1,394,384	1,451,321
Amortized Cost/Notional Amount	16.23%	16.13%
Carrying Value	1,210,194	1,257,385
Carrying Value/Notional Amount	14.09%	13.98%
Weighted Average Coupon Rate	3.74%	3.82%
Weighted Average Yield	6.39%	5.40%

(1)	Excludes interest-only mortgage-backed securities.
(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The tables below summarize certain characteristics of our Residential Credit portfolio as of March 31, 2017.
By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR(1)
(dollars in thousands)
Alt-A	$190,453	4.19%	10.06%	11.78%	8.08%
Prime	189,229	4.66%	0.91%	10.05%	13.16%
Subprime	681,679	2.59%	26.31%	20.21%	4.57%
Prime Jumbo (>=2010 Vintage)	125,111	3.50%	16.26%	0.21%	13.65%
Prime Jumbo (>=2010 Vintage) Interest-Only	15,162	0.38%	-	0.07%	12.30%
Re-Performing Loan Securitizations	62,925	3.97%	45.25%	26.16%	3.85%
Agency Credit Risk Transfer	635,582	5.11%	1.24%	0.20%	13.66%
Private Label Credit Risk Transfer	51,361	6.56%	8.49%	2.71%	4.84%
Non-Performing Loan Securitizations	144,534	4.12%	52.78%	67.08%	3.77%
Total/Weighted Average	$2,096,036	2.95%	11.97%	10.54%	9.73%

(1)    Represents the 3 month voluntary prepayment rate (or VPR).

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$103,190	$87,263	$190,453
Prime	28,228	161,001	189,229
Subprime	297,179	384,500	681,679
Prime Jumbo (>=2010 Vintage)	115,000	10,111	125,111
Prime Jumbo (>=2010 Vintage) Interest-Only	15,162	-	15,162
Re-Performing Loan Securitizations	62,925	-	62,925
Agency Credit Risk Transfer	-	635,582	635,582
Private Label Credit Risk Transfer	-	51,361	51,361
Non-Performing Loan Securitizations	143,588	946	144,534
Total/Weighted Average	$765,272	$1,330,764	$2,096,036

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Total
(dollars in thousands)
Alt-A	$53,609	$104,737	$32,107	$-	$190,453
Prime	82,027	107,202	-	-	189,229
Subprime	-	81,470	600,209	-	681,679
Prime Jumbo (>=2010 Vintage)	4,674	120,437	-	-	125,111
Prime Jumbo (>=2010 Vintage) Interest-Only	-	-	-	15,162	15,162
Re-Performing Loan Securitizations	-	62,925	-	-	62,925
Agency Credit Risk Transfer	-	-	635,582	-	635,582
Private Label Credit Risk Transfer	-	-	51,361	-	51,361
Non-Performing Loan Securitizations	-	144,534	-	-	144,534
Total	$140,310	$621,305	$1,319,259	$15,162	$2,096,036

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of March 31, 2017.  The table does not include the effect of net interest rate payments on our interest rate swap agreements.  The net swap payments will fluctuate based on monthly changes in the receive rate.  As of March 31, 2017, the interest rate swaps had a net negative fair value of ($553.2) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$59,709,929	$3,009,158	$-	$-	$62,719,087
Interest expense on repurchase agreements(1)	183,462	24,807	-	-	208,269
Other secured financing	2,569	93,596	3,779,985	-	3,876,150
Interest expense on other secured financing(1)	34,454	68,889	25,759	-	129,102
Securitized debt of consolidated VIEs (principal)	-	-	-	3,420,555	3,420,555
Interest expense on securitized debt of consolidated VIEs	48,125	96,249	96,249	88,805	329,428
Mortgages payable (principal)	2,347	23,375	-	289,125	314,847
Interest expense on mortgages payable	13,296	25,954	24,746	42,388	106,384
Participation sold (principal)	12,743	-	-	-	12,743
Interest expense on participation sold	104	-	-	-	104
Long-term operating lease obligations	3,389	7,183	7,563	13,838	31,973
Total	$60,010,418	$3,349,211	$3,934,302	$3,854,711	$71,148,642

(1)   Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2017.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the quarter ended March 31, 2017, we received $3.0 billion from principal repayments and $1.8 billion in cash from disposal of Residential Investment Securities, respectively. During the quarter ended March 31, 2016, we received $1.9 billion from principal repayments and $3.6 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures.  In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures.  We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability as of March 31, 2017.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of March 31, 2017 and December 31, 2016:
	March 31, 2017	December 31, 2016
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	287,500	287,500
Common stock	10,190	10,189
Additional paid-in capital	15,580,038	15,579,342
Accumulated other comprehensive income (loss)	(1,126,091)	(1,085,893)
Accumulated deficit	(3,024,670)	(3,136,017)
Total stockholders’ equity	$12,640,026	$12,568,180

Common and Preferred Stock

The following table provides a summary of option and direct purchase activity for the periods presented:
	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Three Months Ended:	(dollars in thousands)
March 31, 2017	-	$-	56,000	$596
March 31, 2016	-	$-	54,000	$524

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the quarter ended March 31, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to
125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the quarters ended March 31, 2017 or 2016.

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

Our debt-to-equity ratio at March 31, 2017 and December 31, 2016 was 5.6:1 and 5.8:1, respectively.  Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at March 31, 2017 and December 31, 2016 was 6.1:1 and 6.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 13.8% and 13.1% at March 31, 2017 and December 31, 2016, respectively.

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

The risk appetite statement provides key parameters to guide our risk management activities:

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

Risk assessment and risk management are the responsibility of our management.  A series of management committees have oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Four primary management

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (or ERC), Asset and Liability Committee (or ALCO), Investment Committee and the Financial Reporting and Disclosure Committee (or FRDC). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations including oversight and approval authority over all aspects of our enterprise risk management.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and through RCap, other secured financing including FHLB funding, securitized debt, mortgages, credit facilities, note sales and various forms of equity.  We maintain excess liquidity through high quality assets.

We conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered and longer-term maturity profile.

Additionally, our wholly-owned subsidiary, RCap, provides direct access to third party funding as a FINRA member broker-dealer. RCap borrows funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (or FICC), with FICC acting as the central counterparty. RCap may also borrow funds through other repurchase arrangements.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of March 31, 2017, the weighted average days to maturity was 88 days.

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

We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential credit and commercial investments through the FHLB. An FHFA ruling requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership, Truman has been granted a five year sunset provision whereby its membership will expire in February 2021.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At March 31, 2017, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $71.6 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2017 compared to December 31, 2016, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the quarter ended March 31, 2017.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
March 31, 2017	$64,961,511	$62,719,087	$1,738,333	$-
December 31, 2016	64,484,326	65,215,810	1,064,130	-
September 30, 2016	63,231,246	61,784,121	1,494,022	-
June 30, 2016	54,647,175	53,868,385	1,159,341	-
March 31, 2016	55,753,041	54,448,141	1,294,505	-
December 31, 2015	57,483,870	56,230,860	214,674	-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-
March 31, 2015	68,572,119	60,477,378	100,000	100,000

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

At March 31, 2017, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 163 days and the following remaining maturities and weighted average rates:

	March 31, 2017
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	-%	-%
2 to 29 days	28,677,802	1.02%	43.1%
30 to 59 days	6,227,321	0.99%	9.4%
60 to 89 days	11,004,867	1.29%	16.5%
90 to 119 days	3,625,633	1.24%	5.4%
Over 120 days(1)	17,059,614	1.31%	25.6%
Total	$66,595,237	1.15%	100.0%

(1) Approximately 10% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of March 31, 2017:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity
	(dollars in thousands)
Repurchase agreements	$62,719,087	1.15%	1.07%	88
Other secured financing (1)	3,876,150	1.14%	1.07%	1,380
Securitized debt of consolidated VIEs (2)	3,420,555	1.41%	1.66%	2,365
Participation sold (2)	12,743	5.58%	4.77%	31
Mortgages payable (2)	314,847	4.23%	4.46%	2,843
Total indebtedness	$70,343,382

(1)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.
(2)	Non-recourse to Annaly.
(3)	Determined based on estimated weighted-average lives of the underlying debt instruments.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of March 31, 2017:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$556,957	$262,464	$819,421
Investments, at carrying value:(1)
Agency mortgage-backed securities	67,620,037	5,117,969	72,738,006
Credit risk transfer securities	532,926	154,017	686,943
Non-Agency mortgage-backed securities	1,185,385	216,052	1,401,437
Residential mortgage loans	378,814	303,602	682,416
MSRs	5,137	627,029	632,166
Commercial real estate debt investments	4,069,732	32,881	4,102,613
Commercial real estate debt and preferred equity, held for investment	610,045	375,046	985,091
Corporate debt	549,119	292,146	841,265
Total financial assets	$75,508,152	$7,381,206	$82,889,358

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends.  The following table presents our liquid assets as a percentage of total assets as of March 31, 2017.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$819,421
Residential Investment Securities(2)	74,826,386
Residential mortgage loans	682,416
Commercial real estate debt investments (3)	401,978
Commercial real estate debt and preferred equity, held for investment	610,045
Corporate debt	633,643
Total liquid assets	$77,973,889

Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)	98.47%

(1)
Carrying value represents the market value of assets. The assets listed in this table include $71.8 billion of assets that have been pledged as collateral against existing liabilities as of March 31, 2017. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.7 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$819,421	$-	$-	$-	$819,421
Agency mortgage-backed securities (principal)	315,169	-	1,223,085	67,212,255	68,750,509
Credit risk transfer securities (principal)	-	12,941	18,000	608,906	639,847
Non-Agency mortgage-backed securities (principal)	945	181,575	458,251	845,446	1,486,217
Residential mortgage loans (principal)	-	-	-	671,855	671,855
Commercial real estate debt investments (principal)	-	-	-	4,061,532	4,061,532
Corporate debt (principal)	-	-	65,778	786,024	851,802
Commercial real estate debt and preferred equity (principal)	83,474	406,080	385,565	114,337	989,456
Total financial assets - maturity	1,219,009	600,596	2,150,679	74,300,355	78,270,639
Effect of utilizing reset dates (1)	7,300,570	1,918,840	2,131,550	(11,350,960)
Total financial assets - interest rate sensitive	$8,519,579	$2,519,436	$4,282,229	$62,949,395	$78,270,639

Financial Liabilities:
Repurchase agreements	$45,907,421	$13,802,508	$3,009,158	$-	$62,719,087
Other secured financing	2,569	-	93,596	3,779,985	3,876,150
Securitized debt of consolidated VIE (principal)	-	-	-	3,420,555	3,420,555
Participation sold (principal)	12,743	-	-	-	12,743
Total financial liabilities - maturity	45,922,733	13,802,508	3,102,754	7,200,540	70,028,535
Effect of utilizing reset dates (1)(2)	(11,639,778)	(5,940,736)	1,576,792	16,003,722
Total financial liabilities - interest rate sensitive	$34,282,955	$7,861,772	$4,679,546	$23,204,262	$70,028,535

Maturity gap	$(44,703,724)	$(13,201,912)	$(952,075)	$67,099,815	$8,242,104

Cumulative maturity gap	$(44,703,724)	$(57,905,636)	$(58,857,711)	$8,242,104

Interest rate sensitivity gap	$(25,763,376)	$(5,342,336)	$(397,317)	$39,745,133	$8,242,104

Cumulative rate sensitivity gap	$(25,763,376)	$(31,105,712)	$(31,503,029)	$8,242,104

(1)	Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.
(2)	Includes effect of interest rate swaps.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2017. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate(1)	Projected Percentage Change in Economic Net Interest Income(2)	Estimated Percentage Change in Portfolio Value(3)	Estimated Change as a % on NAV(3)(4)
-75 Basis Points	(6.4%)	0.6%	3.9%
-50 Basis Points	(2.4%)	0.5%	3.6%
-25 Basis Points	(0.7%)	0.3%	2.3%
Base Interest Rate	-	-	-
+25 Basis Points	(1.5%)	(0.5%)	(3.0%)
+50 Basis Points	(2.9%)	(1.0%)	(6.7%)
+75 Basis Points	(4.9%)	(1.6%)	(10.8%)

MBS Spread Shock(1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(3)(4)
-25 Basis Points	1.5%	10.0%
-15 Basis Points	0.9%	6.0%
-5 Basis Points	0.3%	2.0%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(2.0%)
+15 Basis Points	(0.9%)	(5.9%)
+25 Basis Points	(1.5%)	(9.8%)

(1)       Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.

(2) Scenarios include Residential Investment Securities, repurchase agreements and interest rate swaps only. Economic net interest income includes interest expense on interest rate swaps.
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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of March 31, 2017 and December 31, 2016 was as follows:

Asset Portfolio (using balance sheet values)
Category	March 31, 2017	December 31, 2016
Agency mortgage-backed securities	88.2%	88.5%
Credit risk transfer securities	0.8%	0.8%
Residential mortgage loans	0.8%	0.4%
Mortgage servicing rights	0.8%	0.8%
Non-Agency mortgage-backed securities	1.7%	1.7%
Commercial real estate (1)(2)	6.7%	6.9%
Corporate debt	1.0%	0.9%

(1) Including TBAs held for delivery.
(2) Net of unamortized origination fees.

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
We also use interest rate swaps and other derivatives to manage interest rate risk. Under these agreements, we pledge securities and cash as collateral or settle variation margin payment as part of a margin arrangement. If a counterparty were to default on its obligations, we would be exposed to a loss to a derivative counterparty to the extent that the amount of our securities or cash pledged exceeded the unrealized loss on the associated derivative and we were not able to recover the excess collateral.  Additionally, we would be exposed to a loss to a derivative counterparty to the extent that our unrealized gains on derivative instruments exceeds the amount of the counterparty’s securities or cash pledged to us.

We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography.

The following table summarizes our exposure to counterparties by geography as of March 31, 2017:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	21	$49,615,623	$(207,308)	$2,962,844
Europe	10	8,746,303	(345,916)	700,143
Asia (non-Japan)	1	268,732	-	16,842
Japan	4	4,088,429	-	313,456
Total	36	$62,719,087	$(553,224)	$3,993,285

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (or CFTC) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (or CPO), and, absent relief from the Division of Swap Dealer and Intermediary Oversight or the CFTC, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service.  While we disagree with the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles
Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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

Interest Rate Swaps

We use the overnight indexed swap (or OIS) curve as an input to value substantially all of our uncleared interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of uncleared interest rate swaps.  Consistent with market practice, we exchange collateral (also called margin) or settle variation margin payments based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty or derivatives clearing organization, providing additional verification of our recorded fair value of the uncleared interest rate swaps. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.

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

Capital Ratio
Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positions and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities.

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

Core Earnings and Core Earnings Per Average Common Share
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains (losses) on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs. Core earnings per average common share is calculated by dividing core earnings by average basic common shares for the period.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Interest Bearing Liabilities
Refers to repurchase agreements, securitized debt of consolidated VIEs, participation sold, FHLB Des Moines advances, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.
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

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders' equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, securitized debt of consolidated VIEs, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carveouts.

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

Net Interest Margin
Represents annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge TBA dollar roll transactions divided by the sum of its average Interest Earning Assets plus average outstanding TBA derivative balances.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral.  By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements, and other secured financing.

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

TBA Dollar Roll Income
TBA dollar roll income is defined as the difference in price between two TBA contracts with the same terms but different settlement dates. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop.” TBA dollar roll income represents the equivalent of interest income on the underlying security less an implied cost of financing.

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

Variation Margin
Cash or securities provided by a party to collateralize its obligations under a transaction as a result of a change in value of such transaction since the trade was executed or the last time collateral was provided.

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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.
At March 31, 2017, we were not party to any pending material legal proceedings.

ITEM 1A.              RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6.  Exhibits

ITEM 6.                 EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2017).
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

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2017 (Unaudited) and December 31, 2016 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2016); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the  three months ended March 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated: May 4, 2017	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director
(Principal Executive Officer)

Dated: May 4, 2017	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)