Form 10-Q
period 2017-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2017-08-04
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
Class	Outstanding at July 31, 2017
Common Stock, $.01 par value	1,088,037,669

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at June 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited consolidated financial statements at December 31, 2016)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months and six months ended June 30, 2017 and 2016	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2017 and 2016	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Acquisition of Hatteras	16
Note 5. Residential Investment Securities	17
Note 6. Residential Mortgage Loans	19
Note 7. Mortgage Servicing Rights	20
Note 8. Commercial Real Estate Investments	20
Note 9. Corporate Debt	24
Note 10. Variable Interest Entities	24
Note 11. Fair Value Measurements	28
Note 12. Secured Financing	32
Note 13. Derivative Instruments	33
Note 14. Common Stock and Preferred Stock	37
Note 15. Interest Income and Interest Expense	39
Note 16. Goodwill	39
Note 17. Net Income (Loss) per Common Share	39
Note 18. Long-Term Stock Incentive Plan	39
Note 19. Income Taxes	40
Note 20. Lease Commitments and Contingencies	40
Note 21. Risk Management	41
Note 22. RCap Regulatory Requirements	42
Note 23. Related Party Transactions	42
Note 24. Subsequent Events	42

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	44
Overview	46
Acquisition of Hatteras	46
Business Environment	46
Results of Operations	48
Financial Condition	58
Capital Management	62
Risk Management	64
Critical Accounting Policies and Estimates	73
Glossary of Terms	75

Item 3. Quantitative and Qualitative Disclosures about Market Risk	83

Item 4. Controls and Procedures	83

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	84

Item 1A. Risk Factors	84

Item 6. Exhibits	85

SIGNATURES	86

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	June 30,	December 31,
	2017 (1)	2016 (2)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $590,082 and $1,428,475, respectively) (3)	$700,692	$1,539,746
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $67,214,815 and $70,796,872, respectively)	73,963,998	75,589,873
Credit risk transfer securities (including pledged assets of $517,598 and $608,707, respectively)	605,826	724,722
Non-Agency mortgage-backed securities (including pledged assets of $1,036,362 and $1,064,603, respectively) (4)	1,234,053	1,401,307
Residential mortgage loans (including pledged assets of $679,435 and $314,746, respectively) (5)	779,685	342,289
Mortgage servicing rights (including pledged assets of $3,408 and $5,464, respectively)	605,653	652,216
Commercial real estate debt investments (including pledged assets of $3,972,560 and $4,321,739, respectively) (6)	3,972,560	4,321,739
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $532,724 and $506,997, respectively)	928,181	970,505
Commercial loans held for sale, net	-	114,425
Investments in commercial real estate	474,510	474,567
Corporate debt (including pledged assets of $437,794 and $592,871, respectively)	773,957	773,274
Interest rate swaps, at fair value	10,472	68,194
Other derivatives, at fair value	154,004	171,266
Receivable for investments sold	9,784	51,461
Accrued interest and dividends receivable	263,217	270,400
Other assets	399,456	333,063
Goodwill	71,815	71,815
Intangible assets, net	28,715	34,184
Total assets	$84,976,578	$87,905,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Repurchase agreements	$62,497,400	$65,215,810
Other secured financing	3,785,543	3,884,708
Securitized debt of consolidated VIEs (7)	3,438,675	3,655,802
Participation sold	-	12,869
Mortgages payable	311,810	311,636
Interest rate swaps, at fair value	614,589	1,443,765
Other derivatives, at fair value	99,380	86,437
Dividends payable	305,709	305,674
Payable for investments purchased	1,043,379	65,041
Accrued interest payable	185,720	163,013
Accounts payable and other liabilities	84,948	184,319
Total liabilities	72,367,153	75,329,074

Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, issued and outstanding	177,088	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, issued and outstanding	287,500	287,500
Common stock, par value $0.01 per share, 1,945,437,500 authorized, 1,019,027,880 and 1,018,913,249 issued and outstanding, respectively	10,190	10,189
Additional paid-in capital	15,581,760	15,579,342
Accumulated other comprehensive income (loss)	(850,767)	(1,085,893)
Accumulated deficit	(3,339,228)	(3,136,017)
Total stockholders’ equity	12,602,514	12,568,180
Noncontrolling interest	6,911	7,792
Total equity	12,609,425	12,575,972
Total liabilities and equity	$84,976,578	$87,905,046

(1)
As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 and in subsequent periods the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value. Balances reported prior to the effective date balances will not be adjusted.

(2)	Derived from the audited consolidated financial statements at December 31, 2016.
(3)	Includes cash of consolidated VIEs of $37.9 million and $23.2 million at June 30, 2017 and December 31, 2016, respectively.
(4)
Includes $78.9 million and $88.6 million at June 30, 2017 and December 31, 2016, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(5)	Includes securitized residential mortgage loans of a consolidated VIE carried at fair value of $150.9 million and $165.9 million at June 30, 2017 and December 31, 2016, respectively.
(6)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.7 billion and $3.9 billion at June 30, 2017 and December 31, 2016, respectively.
(7)	Includes securitized debt of consolidated VIEs carried at fair value of $3.4 billion and $3.7 billion at June 30, 2017 and December 31, 2016, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net interest income:
Interest income	$537,426	$457,118	$1,125,153	$845,261
Interest expense	222,281	152,755	420,706	300,202
Net interest income	315,145	304,363	704,447	545,059

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(96,470)	(130,762)	(200,626)	(278,237)
Realized gains (losses) on termination of interest rate swaps	(58)	(60,064)	(58)	(60,064)
Unrealized gains (losses) on interest rate swaps	(177,567)	(373,220)	(28,383)	(1,404,940)
Subtotal	(274,095)	(564,046)	(229,067)	(1,743,241)
Net gains (losses) on disposal of investments	(5,516)	12,535	(281)	10,860
Net gains (losses) on trading assets	(14,423)	81,880	(14,104)	207,069
Net unrealized gains (losses) on investments measured at fair value through earnings	16,240	(54,154)	39,923	(54,026)
Subtotal	(3,699)	40,261	25,538	163,903
Total realized and unrealized gains (losses)	(277,794)	(523,785)	(203,529)	(1,579,338)

Other income (loss):
Other income (loss)	30,865	(9,930)	62,511	(16,045)
Total other income (loss)	30,865	(9,930)	62,511	(16,045)

General and administrative expenses:
Compensation and management fee	38,938	36,048	78,200	73,045
Other general and administrative expenses	15,085	13,173	29,651	24,121
Total general and administrative expenses	54,023	49,221	107,851	97,166

Income (loss) before income taxes	14,193	(278,573)	455,578	(1,147,490)

Income taxes	(329)	(76)	648	(913)

Net income (loss)	14,522	(278,497)	454,930	(1,146,577)

Net income (loss) attributable to noncontrolling interest	(102)	(385)	(205)	(547)

Net income (loss) attributable to Annaly	14,624	(278,112)	455,135	(1,146,030)

Dividends on preferred stock	23,473	17,992	46,946	35,984

Net income (loss) available (related) to common stockholders	$(8,849)	$(296,104)	$408,189	$(1,182,014)

Net income (loss) per share available (related) to common stockholders:
Basic	$(0.01)	$(0.32)	$0.40	$(1.28)
Diluted	$(0.01)	$(0.32)	$0.40	$(1.28)

Weighted average number of common shares outstanding:
Basic	1,019,000,817	924,887,316	1,018,971,942	925,850,452
Diluted	1,019,000,817	924,887,316	1,019,357,697	925,850,452

Dividends declared per share of common stock	$0.30	$0.30	$0.60	$0.60

Net income (loss)	$14,522	$(278,497)	$454,930	$(1,146,577)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	261,964	483,930	202,349	1,501,637
Reclassification adjustment for net (gains) losses included in net income (loss)	13,360	(7,250)	32,777	(6,995)
Other comprehensive income (loss)	275,324	476,680	235,126	1,494,642
Comprehensive income (loss)	$289,846	$198,183	$690,056	$348,065
Comprehensive income (loss) attributable to noncontrolling interest	(102)	(385)	(205)	(547)
Comprehensive income (loss) attributable to Annaly	289,948	198,568	690,261	348,612
Dividends on preferred stock	23,473	17,992	46,946	35,984
Comprehensive income (loss) attributable to common stockholders	$266,475	$180,576	$643,315	$312,628

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2017 and 2016
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total

BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$-	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	(1,146,030)	(1,146,030)	-	(1,146,030)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(547)	(547)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	1,501,637	-	1,501,637	-	1,501,637
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	(6,995)	-	(6,995)	-	(6,995)
Stock compensation expense	-	-	-	-	-	1,084	-	-	1,084	-	1,084
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	1	1,175	-	-	1,176	-	1,176
Buyback of common stock	-	-	-	-	(111)	(102,601)	-	-	(102,712)	-	(102,712)
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	(743)	(743)
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	-	(7,296)	(7,296)	-	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	-	(11,438)	(11,438)	-	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	-	(17,250)	(17,250)	-	(17,250)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	-	(554,935)	(554,935)	-	(554,935)
BALANCE, June 30, 2016	$177,088	$290,514	$445,457	$-	$9,249	$14,575,426	$1,117,046	$(5,061,565)	$11,553,215	$8,658	$11,561,873
BALANCE, December 31, 2016	$177,088	$290,514	$445,457	$287,500	$10,189	$15,579,342	$(1,085,893)	$(3,136,017)	$12,568,180	$7,792	$12,575,972
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	455,135	455,135	-	455,135
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	(205)	(205)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	202,349	-	202,349	-	202,349
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	32,777	-	32,777	-	32,777
Stock compensation expense	-	-	-	-	-	1,149	-	-	1,149	-	1,149
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	1	1,269	-	-	1,270	-	1,270
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	(676)	(676)
Preferred Series A dividends, declared $0.984 per share	-	-	-	-	-	-	-	(7,296)	(7,296)	-	(7,296)
Preferred Series C dividends, declared $0.953 per share	-	-	-	-	-	-	-	(11,438)	(11,438)	-	(11,438)
Preferred Series D dividends, declared $0.938 per share	-	-	-	-	-	-	-	(17,250)	(17,250)	-	(17,250)
Preferred Series E dividends, declared $0.953 per share	-	-	-	-	-	-	-	(10,962)	(10,962)	-	(10,962)
Common dividends declared, $0.60 per share	-	-	-	-	-	-	-	(611,400)	(611,400)	-	(611,400)
BALANCE, June 30, 2017	$177,088	$290,514	$445,457	$287,500	$10,190	$15,581,760	$(850,767)	$(3,339,228)	$12,602,514	$6,911	$12,609,425

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$454,930	$(1,146,577)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	454,718	621,146
Amortization of Residential Mortgage Loans premiums and discounts, net	624	-
Amortization of securitized debt premiums and discounts, net	(20)	-
Amortization of commercial real estate investment premiums and discounts, net	(3,116)	(1,552)
Amortization of intangibles	4,531	7,621
Amortization of deferred financing costs	809	1,019
Amortization of net origination fees and costs, net	(2,195)	(2,868)
Depreciation expense	9,166	10,684
Net (gains) losses on sale of commercial real estate	(5,050)	(821)
Net (gains) losses on sale of commercial loans held for sale	3	67
Net (gains) losses on sale of commercial real estate debt investments	-	165
Net (gains) losses on sales of Residential Investment Securities	4,014	(10,271)
Net (gains) losses on sales of residential mortgage loans	1,314	-
Stock compensation expense	1,149	1,084
Unrealized (gains) losses on interest rate swaps	28,383	1,404,940
Net unrealized (gains) losses on investments measured at fair value through earnings	(39,923)	54,026
Equity in net income from unconsolidated joint ventures	1,192	4,417
Distributions of cumulative earnings from unconsolidated joint venture	459	-
Net (gains) losses on trading assets	14,104	(207,069)
Proceeds from sale of commercial loans held for sale	114,422	114,358
Payments on purchase of residential mortgage loans	(49,599)	-
Proceeds from repayments from residential mortgage loans	42,894	-
Payment on purchase of corporate debt held for sale	(19,494)	-
Proceeds from sale of corporate debt held for sale	19,605	-
Proceeds from repurchase agreements of RCap	1,513,657,385	1,076,600,000
Payments on repurchase agreements of RCap	(1,513,832,385)	(1,075,750,000)
Proceeds from reverse repurchase agreements of RCap	38,955,000	29,700,000
Payments on reverse repurchase agreements of RCap	(38,955,000)	(29,700,000)
Net payments on derivatives	(797,580)	196,016
Net change in:
Due to / from brokers	(16)	(5)
Other assets	(65,037)	(65,653)
Accrued interest and dividends receivable	8,475	3,202
Accrued interest payable	22,707	7,592
Accounts payable and other liabilities	(88,818)	24,331
Net cash provided by (used in) operating activities	$(62,349)	$1,865,852

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(7,682,326)	(7,088,346)
Proceeds from sales of Residential Investment Securities	4,629,227	4,008,291
Principal payments on Residential Investment Securities	5,846,683	4,615,505
Purchase of MSRs	(10,000)	-
Payments on purchases of corporate debt	(252,452)	(245,447)
Principal payments on corporate debt	254,318	65,804
Purchases of commercial real estate debt investments	(38,410)	(76,862)
Purchase of securitized loans at fair value	-	(1,489,268)
Origination of commercial real estate investments, net	(110,026)	(189,020)
Proceeds from sale of commercial real estate investments	11,960	12,750
Principal payments on commercial real estate debt investments	163,914	61,601
Principal payments on securitized loans at fair value	271,054	52,407
Principal payments on commercial real estate investments	154,531	402,459
Purchase of investments in real estate	(1,132)	(1,187)
Investment in unconsolidated joint venture	(19,433)	(559)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,227	2,117
Payments on purchase of residential mortgage loans held for investment	(512,146)	-
Proceeds from repayments from residential mortgage loans held for investment	85,643	-
Purchase of equity securities	(2,104)	(88,062)
Proceeds from sales of equity securities	-	16,112
Net cash provided by (used in) investing activities	$2,793,528	$58,295

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	99,863,445	85,723,588
Principal payments on repurchase agreements	(102,406,855)	(88,936,063)
Proceeds from other secured financing	6,801	2,146,084
Payments on other secured financing	(106,038)	(402,806)
Proceeds from issuance of securitized debt	-	1,381,640
Principal repayments on securitized debt	(255,927)	(163,472)
Payment of deferred financing cost	(1,079)	(3,076)
Net proceeds from direct purchases and dividend reinvestments	1,270	1,176
Principal payments on participation sold	(12,827)	(153)
Principal payments on mortgages payable	(36)	(7,399)
Distributions to noncontrolling interests	(676)	(743)
Net payment on share repurchase	-	(102,712)
Dividends paid	(658,311)	(594,219)
Net cash provided by (used in) financing activities	$(3,570,233)	$(958,155)

Net (decrease) increase in cash and cash equivalents	$(839,054)	$965,992

Cash and cash equivalents, beginning of period	1,539,746	1,769,258

Cash and cash equivalents, end of period	$700,692	$2,735,250

Supplemental disclosure of cash flow information:
Interest received	$1,582,650	$1,456,076
Dividends received	$2,511	$-
Interest paid (excluding interest paid on interest rate swaps)	$454,110	$282,146
Net interest paid on interest rate swaps	$195,973	$281,120
Taxes paid	$1,336	$591

Noncash investing activities:
Receivable for investments sold	$9,784	$697,943
Payable for investments purchased	$1,043,379	$746,090
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$235,126	$1,494,642

Noncash financing activities:
Dividends declared, not yet paid	$305,709	$277,479

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997. The Company is a leading diversified capital manager that invests in residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations,  credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”), commercial real estate assets and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders through capital preservation, prudent selection of investments, and continuous management of its portfolio. The Company is externally managed by Annaly Management Company LLC (the “Manager”).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 and in subsequent periods the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents. As of June 30, 2017, $799.8 million of variation margin was reported as a reduction to interest rate swaps, at fair value. RCap Securities, Inc. (or RCap) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $590.1 million and $1.4 billion at June 30, 2017 and December 31, 2016, respectively.

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
Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of new origination, performing adjustable-rate and fixed-rate whole loans acquired in connection with the Company’s acquisition of Hatteras Financial Corp. (“Hatteras” and such acquisition, the “Hatteras Acquisition”) and through subsequent purchases. Additionally, in connection with the Hatteras Acquisition, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

residential mortgage loans. The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trust at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

Premiums and discounts associated with the purchase of residential mortgage loans and with those held in the securitization trust are primarily amortized or accreted into interest income over their estimated remaining lives using the effective interest rates inherent in the estimated cash flows from the mortgage loans.  Amortization of premiums and accretion of discounts are presented in Interest income in the Consolidated Statements of Comprehensive
 Income (Loss).

There was no real estate acquired in settlement of residential mortgage loans as of June 30, 2017 or December 31, 2016. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

MSRs – MSRs represent the rights associated with servicing contracts obtained in connection with the Hatteras Acquisition or through the subsequent purchase of such rights from third parties with the intention of holding them as investments. The Company and its subsidiaries do not originate or directly service mortgage loans. Rather, the Company utilizes duly licensed subservicers to perform substantially all of the servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value; as such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive
Income (Loss).

Equity Securities – The Company may invest in equity securities that are classified as available-for-sale or trading.  Equity securities classified as available-for-sale are reported at fair value, based on market quotes, with unrealized gains and losses reported as a component of Other comprehensive income (loss). Equity securities classified as trading are reported at fair value, based on market quotes, with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net gains (losses) on trading assets.  Dividends are recorded in earnings based on the declaration date. Equity securities that do not have readily determinable fair values, do not result in consolidation of the investee and are not required to be accounted for under the equity method are carried at cost. Dividends from cost method equity securities are recognized as income when received to the extent they are distributed from net accumulated earnings.
Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities without intent to accept delivery (“TBA derivatives”), options on TBA securities (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives referencing the commercial mortgage-backed securities index and synthetic total return swaps.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position.   Thus, no accruals for penalties and interest were necessary as of June 30, 2017 and December 31, 2016.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments – The Company’s commercial real estate debt investments are comprised of commercial mortgage-backed securities and loans held by consolidated collateralized financing entities.  Commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates commercial mortgage-backed securities for other-than-temporary impairment at least quarterly.  See the “Commercial Real Estate Investments” Note for additional information regarding the consolidated collateralized financing entities.
Commercial Real Estate Loans and Preferred Equity Interests (collectively referred to as “CRE Debt and Preferred Equity Investments”) – The Company's commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for loan losses if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
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

The Company evaluates whether real estate acquired in connection with a foreclosure, or deed in lieu of foreclosure, (herein collectively referred to as a foreclosure) (“REO”) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

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
Revenue Recognition – Commercial Real Estate Investments - Interest income is accrued based on the outstanding principal amount of CRE Debt and Preferred Equity Investments and their contractual terms. Origination fees and costs, premiums or discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the lives of the CRE Debt and Preferred Equity Investments using the interest method.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

When the fair value of an available-for-sale security is less than its amortized cost the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three months ended June 30, 2017 and 2016.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing as of June 30, 2017 and December 31, 2016. There were no allowances for loan losses as of June 30, 2017 and December 31, 2016.
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
January 1, 2020 (early adoption permitted)
The Company currently plans to adopt the new standard on its effective date and has developed an implementation plan, which it has begun executing. While the Company is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. Further, based on the amended guidance for available-for-sale debt securities, the Company:
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

In addition, as part of the Hatteras Acquisition, each share of Hatteras 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (“Hatteras
Preferred Stock”), that was outstanding immediately prior to the completion of the Hatteras Acquisition was converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which has rights, preferences, privileges and voting powers substantially the same as the Hatteras
 Preferred Stock.

The following table summarizes the aggregate consideration and fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.            RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that was carried at fair value as of June 30, 2017 and December 31, 2016:
	June 30, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$61,627,012	$3,671,722	$(1,416)	$65,297,318	$220,370	$(1,045,902)	$64,471,787
Adjustable-rate pass-through	8,092,902	307,181	(2,939)	8,397,144	26,753	(55,019)	8,368,878
Interest-only	7,051,876	1,305,067	-	1,305,067	3,351	(185,085)	1,123,333
Total Agency investments	$76,771,790	$5,283,970	$(4,355)	$74,999,529	$250,474	$(1,286,006)	$73,963,998

Residential Credit
CRT	$550,302	$15,364	$(5,915)	$559,751	$46,077	$(2)	$605,826
Alt-A	215,364	1,255	(34,464)	182,155	11,475	(149)	193,481
Prime	198,358	264	(26,268)	172,355	16,497	-	188,852
Subprime	630,337	1,560	(80,889)	551,008	43,683	(65)	594,627
NPL/RPL	128,766	168	(92)	128,841	815	(36)	129,620
Prime Jumbo (>= 2010 Vintage)	110,465	675	-	111,140	1,356	-	112,496
Prime Jumbo (>= 2010 Vintage) Interest-Only	793,031	12,832	-	12,832	2,145	-	14,977
Total residential credit investments	$2,626,623	$32,118	$(147,628)	$1,718,082	$122,048	$(252)	$1,839,879

Total Residential Investment Securities	$79,398,413	$5,316,088	$(151,983)	$76,717,611	$372,522	$(1,286,258)	$75,803,877

	December 31, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains(1)	Unrealized Losses(1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,759,317	$3,633,354	$(1,956)	$64,390,715	$228,430	$(1,307,771)	$63,311,373
Adjustable-rate pass-through	10,653,109	391,267	(4,081)	11,040,295	47,250	(53,795)	11,033,751
Interest-only	8,133,805	1,436,192	-	1,436,192	4,225	(195,668)	1,244,749
Total Agency investments	$79,546,231	$5,460,813	$(6,037)	$76,867,202	$279,905	$(1,557,234)	$75,589,873

Residential Credit
CRT	$690,491	$11,113	$(10,907)	$690,697	$34,046	$(21)	$724,722
Alt-A	173,108	1,068	(23,039)	151,137	3,721	(685)	154,173
Prime	248,176	287	(35,068)	213,395	7,050	(253)	220,192
Subprime	697,983	380	(96,331)	602,032	12,578	(1,061)	613,549
NPL/RPL	269,802	670	(209)	270,263	1,004	(429)	270,838
Prime Jumbo (>= 2010 Vintage)	129,453	852	(345)	129,960	267	(308)	129,919
Prime Jumbo (>= 2010 Vintage) Interest-Only	863,370	15,129	-	15,129	-	(2,493)	12,636
Total residential credit investments	$3,072,383	$29,499	$(165,899)	$2,072,613	$58,666	$(5,250)	$2,126,029

Total Residential Investment Securities	$82,618,614	$5,490,312	$(171,936)	$78,939,815	$338,571	$(1,562,484)	$77,715,902

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

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration as of June 30, 2017 and December 31, 2016:
Investment Type	June 30, 2017	December 31, 2016
	(dollars in thousands)
Fannie Mae	$51,216,573	$51,658,391
Freddie Mac	22,680,257	23,858,110
Ginnie Mae	67,168	73,372
Total	$73,963,998	$75,589,873

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes the Company’s available-for-sale Residential Investment Securities as of
June 30, 2017 and December 31, 2016, according to their estimated weighted average life classifications:

	June 30, 2017		December 31, 2016
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$158,935	$159,970	$63,510	$61,775
Greater than one year through five years	17,006,028	16,987,965	12,626,932	12,666,394
Greater than five years through ten years	58,139,230	59,089,002	56,785,601	57,738,588
Greater than ten years	499,684	480,674	8,239,859	8,473,058
Total	$75,803,877	$76,717,611	$77,715,902	$78,939,815

The weighted average lives of the Agency mortgage-backed securities at June 30, 2017 and December 31, 2016 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities and debentures, accounted for as available-for-sale, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)	Estimated Fair Value(1)	Gross Unrealized Losses(1)	Number of Securities(1)
	(dollars in thousands)
Less than 12 Months	$50,551,597	$(871,480)	1,432	$52,465,045	$(1,094,957)	1,368
12 Months or More	5,823,250	(229,441)	55	6,277,814	(266,609)	54
Total	$56,374,847	$(1,100,921)	1,487	$58,742,859	$(1,361,566)	1,422

(1)	Excludes interest-only mortgage-backed securities.

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
During the three and six months ended June 30, 2017, the Company disposed of $2.5 billion and $4.6 billion of Residential Investment Securities, resulting in a net realized loss of $5.2 million and $4.0 million, respectively.
During the three and six months ended June 30, 2016, the Company disposed of $1.8 billion and $5.2 billion of Residential Investment Securities, resulting in a net realized gain of $11.9 million and $10.3 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6.            RESIDENTIAL MORTGAGE LOANS
The table below presents the fair value and the unpaid principal balance of the residential mortgage loan portfolio as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Fair value	$779,685	$342,289
Unpaid principal balance	$763,850	$338,323

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 for these investments:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
	(dollars in thousands)
Net gains (losses) on disposal of investments	$(321)	$(1,314)
Net unrealized gains (losses) on investments measured at fair value through earnings	5,310	6,125
Net interest income	7,120	10,709
Total included in net income (loss)	$12,109	$15,520

The change in the fair value of the residential mortgage loans can be attributed to changes in interest rates. None of the change in the fair value of the residential mortgage loans was attributable to changes in credit risk based on current delinquencies.

The following table provides the geographic concentrations based on the unpaid principal balances as of June 30, 2017 and December 31, 2016, for the residential mortgage loans, including loans held in a securitization trust:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2017		December 31, 2016
Property Location	% of Balance	Property Location	% of Balance
California	57.9%	California	46.3%
New York	7.2%	Texas	9.6%
Texas	5.0%	Illinois	5.7%
All other (none individually greater than 5%)	29.9%	Florida	5.2%
		Washington	5.1%
		All other (none individually greater than 5%)	28.1%
Total	100.0%	Total	100.0%

The table below provides additional data on the Company’s residential mortgage loans, including loans held in a securitization trust, at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)		(dollars in thousands)
Unpaid principal balance	$20 - $3,686	$709	$22 - $1,905	$691
Interest rate	2.50% - 6.88%	4.35%	2.50% - 6.75%	3.72%
Maturity	8/1/2029 - 6/1/2047	10/20/2045	4/8/2044 - 11/1/2046	8/20/2045
FICO score at loan origination	620 - 823	753	665 - 814	761
Loan-to-value ratio at loan origination	20% - 90%	68%	24% - 90%	71%

As of June 30, 2017 and December 31, 2016, approximately 80% and 85%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans held in a securitization trust, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

7.            MORTGAGE SERVICING RIGHTS
In connection with the Hatteras Acquisition, the Company acquired an MSR portfolio and began investing in MSRs through a Hatteras wholly-owned subsidiary. The Company elected to carry all investments in MSRs at fair value.

The following table presents activity related to MSRs for the three and six months ended June 30, 2017:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2017	June 30, 2017
	(dollars in thousands)
Fair value, beginning of period	$632,166	$652,216
Purchases (1)	(210)	3
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	(9,205)	(15,438)
Other changes, including realization of expected cash flows	(17,098)	(31,128)
Fair value, end of period	$605,653	$605,653

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represent changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and six months ended June 30, 2017, the Company recognized $33.3 million and $67.8 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8.            COMMERCIAL REAL ESTATE INVESTMENTS

On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County California.  The company previously classified the senior mortgage loan as held for sale. During the six months ended June 30, 2017, the Company sold the remaining balance of $115.0 million ($114.4 million, net of origination fees) of the senior loan to unrelated third parties at carrying value. Accordingly, no gain or loss was recorded in connection with these sales.

At June 30, 2017 and December 31, 2016, commercial real estate debt investments held for investment were comprised of the following:

CRE Debt and Preferred Equity Investments

	June 30, 2017			December 31, 2016
	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)	Outstanding Principal	Carrying Value(1)	Percentage of Loan Portfolio(2)
	(dollars in thousands)
Senior mortgages	$528,659	$526,535	56.7%	$512,322	$510,071	52.6%
Mezzanine loans	393,810	392,670	42.3%	453,693	451,467	46.5%
Preferred equity	9,000	8,976	1.0%	9,000	8,967	0.9%
Total (3)	$931,469	$928,181	100.0%	$975,015	$970,505	100.0%

(1) Carrying value includes unamortized origination fees of $3.3 million and $4.5 million as of June 30, 2017 and December 31, 2016, respectively.
(2) Based on outstanding principal.
(3) Excludes Loans held for sale, net.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	74,945	36,039	-	110,984
Principal payments	(58,608)	(95,923)	-	(154,531)
Amortization & accretion of (premium) discounts	(44)	30	-	(14)
Net (increase) decrease in origination fees	(741)	(217)	-	(958)
Amortization of net origination fees	912	1,274	9	2,195
Net carrying value	$526,535	$392,670	$8,976	$928,181

	December 31, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	211,318	-	62,390	-	273,708
Principal payments	(86,310)	(263,072)	(191,291)	(113,444)	(654,117)
Amortization & accretion of (premium) discounts	(136)	-	(178)	-	(314)
Net (increase) decrease in origination fees	(2,086)	-	(472)	-	(2,558)
Amortization of net origination fees	1,447	369	2,515	638	4,969
Net carrying value (2)	$510,071	$-	$451,467	$8,967	$970,505

(1) Assets of consolidated VIE.
(2) Excludes Loans held for sale, net.

Internal CRE Debt and Preferred Equity Investment Ratings

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing as of June 30, 2017 and December 31, 2016. Accordingly, no allowance for loan losses was deemed necessary as of June 30, 2017 and December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2017
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$528,659	56.7%	$175,394	$249,075	$104,190	$-	$-	$-	$528,659
Mezzanine loans	393,810	42.3%	195,435	179,188	19,187	-	-	-	393,810
Preferred equity	9,000	1.0%	-	-	9,000	-	-	-	9,000
	$931,469	100.0%	$370,829	$428,263	$132,377	$-	$-	$-	$931,469

	December 31, 2016
	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$512,322	52.6%	$144,434	$243,448	$124,440	$-	$-	$-	$512,322
Mezzanine loans	453,693	46.5%	254,337	170,039	29,317	-	-	-	453,693
Preferred equity	9,000	0.9%	-	-	9,000	-	-	-	9,000
	$975,015	100.0%	$398,771	$413,487	$162,757	$-	$-	$-	$975,015

(1) Excludes Loans held for sale, net.

As of June 30, 2017 and December 31, 2016, approximately 84% and 77%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.

Investments in Commercial Real Estate

There were no acquisitions of commercial real estate holdings during the three and six months ended June 30, 2017. The Company sold one of its wholly-owned triple net leased properties during the six months ended June 30, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.
The weighted average amortization period for intangible assets and liabilities as of June 30, 2017 is 4.1 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$111,012	$112,675
Buildings and improvements	330,837	335,945
Subtotal	441,849	448,620
Less: accumulated depreciation	(41,062)	(34,221)
Total real estate held for investment, at amortized cost, net	400,787	414,399
Equity in unconsolidated joint ventures	73,723	60,168
Investments in commercial real estate, net	$474,510	$474,567

Depreciation expense was $3.9 million and $7.8 million for the three and six months ended June 30, 2017, respectively. Depreciation expense was $6.1 million and $10.7 million for the three and six months ended
June 30, 2016, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2017 for consolidated investments in real estate are as follows:

June 30, 2017
(dollars in thousands)
2017 (remaining)	$15,511
2018	28,240
2019	24,446
2020	19,749
2021	15,566
Later years	28,649
$132,161

Mortgage loans payable as of June 30, 2017 and December 31, 2016, were as follows:

June 30, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,186	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,278	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,017	11,025	3.58%	Fixed	6/6/2019	First liens
Nevada (1)	2,329	2,329	L+200	Floating	9/29/2017	First liens
	$311,810	$314,829

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

The following table details future mortgage loan principal payments as of June 30, 2017:

Mortgage Loan Principal Payments
(dollars in thousands)
2017 (remaining)	$2,329
2018	-
2019	23,375
2020	-
2021	-
Later years	289,125
$314,829

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

9.            CORPORATE DEBT
The Company invests in corporate loans and corporate debt securities through Annaly Middle Market Lending LLC.
The industry and rate sensitivity dispersion of the portfolio as of June 30, 2017 and December 31, 2016 are as follows:

	Industry Dispersion
	June 30, 2017			December 31, 2016
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$-	$34,892	$34,892	$-	$32,067	$32,067
Commercial Fishing	-	38,828	38,828	-	40,600	40,600
Computer Programming, Data Processing & Other Computer Related Services	-	132,323	132,323	-	146,547	146,547
Drugs	-	33,642	33,642	-	34,042	34,042
Groceries and Related Products	-	14,838	14,838	-	14,856	14,856
Grocery Stores	-	23,618	23,618	-	23,761	23,761
Home Health Care Services	-	24,033	24,033	-	39,205	39,205
Insurance Agents, Brokers and services	4,414	72,973	77,387	4,391	73,267	77,658
Management and Public Relations Services	-	94,481	94,481	-	16,493	16,493
Medical and Dental Laboratories	-	26,039	26,039	-	17,292	17,292
Miscellaneous Business Services	-	19,797	19,797	84,486	-	84,486
Miscellaneous Equipment Rental and Leasing	-	19,630	19,630	-	-	-
Miscellaneous Health and Allied Services, not elsewhere classified	-	25,241	25,241	-	9,791	9,791
Miscellaneous Nonmetallic Minerals, except Fuels	-	24,674	24,674	-	24,688	24,688
Miscellaneous Plastic Products	-	9,914	9,914	-	27,036	27,036
Motor Vehicles and Motor Vehicle Parts and Supplies	-	12,259	12,259	-	12,319	12,319
Offices and Clinics of Doctors of Medicine	-	48,274	48,274	-	83,386	83,386
Offices and Clinics of Health Practitioners, not elsewhere classified	-	7,444	7,444	-	-	-
Personnel Supply Services	-	-	-	-	36,921	36,921
Public Warehousing and Storage	-	37,121	37,121	-	-	-
Research, Development and Testing Services	-	17,717	17,717	-	17,744	17,744
Schools and Educational Services, not elsewhere classified	-	20,890	20,890	-	20,979	20,979
Surgical, Medical, and Dental Instruments and Supplies	-	13,041	13,041	-	13,403	13,403
Telephone Communications	-	17,874	17,874	-	-	-
Total	$4,414	$769,543	$773,957	$88,877	$684,397	$773,274

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
First lien loans	$496,953	$505,956
Second lien loans	272,590	178,441
Second lien notes	-	84,486
Subordinated notes	4,414	4,391
Total	$773,957	$773,274

10.            VARIABLE INTEREST ENTITIES

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion at settlement. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.3 billion and $1.2 billion, respectively, at June 30, 2017.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion at settlement. The Company was required to consolidate the FREMF 2015-KF07 Trust’s

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

assets and liabilities of $0.8 billion and $0.8 billion, respectively, at June 30, 2017.

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion at settlement. The Company was required to consolidate the FREMF 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at June 30, 2017. FREMF 2015-KLSF, FREMF 2015-KF07 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $267.2 million at June 30, 2017. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed. The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

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

The FREMF Trusts mortgage loans had an unpaid principal balance of $3.6 billion at June 30, 2017.   As of June 30, 2017, there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities as of June 30, 2017 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt was $147.9 million as of June 30, 2017.

In June 2016, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. The Borrower was determined to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has transferred corporate loans with a carrying amount of $437.8 million at June 30, 2107 that are pledged as collateral for the credit facility. The transfers did not qualify for sale accounting

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. As of June 30, 2017, the Borrower had an intercompany receivable of $189.6 million, which eliminates upon consolidation and an Other secured financing of $189.6 million to the third party financial institution.

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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.1 billion at June 30, 2017. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gain or loss was recognized upon initial consolidation of the VIEs. Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$-	$-	$37,901
Commercial real estate debt investments	3,664,092	-	-
Residential mortgages loans	-	150,859	13,979
Mortgage servicing rights	-	-	605,653
Accrued interest receivable	9,661	754	-
Other assets	-	-	32,721
Total assets	$3,673,753	$151,613	$690,254

Liabilities
Securitized debt (non-recourse) at fair value	$3,396,885	$41,790	$-
Other secured financing	-	-	7,659
Other derivatives, at fair value	-	-	11
Accrued interest payable	4,588	95	-
Accounts payable and other liabilities	-	71	4,017
Total liabilities	$3,401,473	$41,956	$11,687

	December 31, 2016
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$-	$-	$23,198
Commercial real estate debt investments	3,890,807	-	-
Residential mortgages loans	-	165,869	8,309
Mortgage servicing rights	-	-	652,216
Accrued interest receivable	8,690	836	-
Other derivatives, at fair value	-	-	9
Other assets	138	-	35,540
Total assets	$3,899,635	$166,705	$719,272

Liabilities
Securitized debt (non-recourse) at fair value	$3,609,164	$46,638	$-
Other secured financing	-	-	3,825
Other derivatives, at fair value	-	-	9
Accrued interest payable	4,350	107	-
Accounts payable and other liabilities	-	662	14,007
Total liabilities	$3,613,514	$47,407	$17,841

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The statements of comprehensive income (loss) of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 are as follows:

	For the Three Months Ended
	June 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Net interest income:
Interest income	$24,948	$1,171	$491
Interest expense	11,679	298	57
Net interest income	13,269	873	434

Realized gain (loss) on disposal of investments	-	(121)	24
Unrealized gain (loss) on investments at fair value (1)	4,387	720	(26,848)
Other income (loss)	(6,224)	(94)	33,338
General and administration expenses	1	17	838
Net income (loss)	$11,431	$1,361	$6,110

(1) Included in Net unrealized gains (losses) on investments measured at fair value through earnings.

	For the Six Months Ended
	June 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Net interest income:
Interest income	$52,667	$2,540	$491
Interest expense	26,255	572	122
Net interest income	26,412	1,968	369

Realized gain (loss) on disposal of investments	-	(382)	(485)
Unrealized gain (loss) on investments at fair value (1)	5,089	1,702	(47,112)
Other income (loss)	(12,522)	(191)	67,926
General and administration expenses	1	37	1,940
Net income (loss)	$18,978	$3,060	$18,758

(1) Included in Net unrealized gains (losses) on investments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs as of June 30, 2017 are as follows:

FREMF Trusts			Residential Mortgage Loan Trust
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$622,589	17.3%	California	$66,805	45.1%
North Carolina	537,375	15.0%	Texas	16,205	10.9%
Maryland	499,495	13.9%	Illinois	9,841	6.6%
Virginia	329,250	9.2%	Washington	9,742	6.6%
Florida	303,796	8.5%	Florida	8,772	5.9%
New York	280,925	7.8%	Other (1)	36,717	24.9%
Pennsylvania	225,810	6.3%
Ohio	197,455	5.5%
Other(1)	597,163	16.5%
Total	$3,593,858	100.0%		$148,082	100.0%

(1) No individual state greater than 5%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The following tables present the estimated fair values of financial instruments measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

	Level 1	Level 2	Level 3	Total
June 30, 2017	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$73,963,998	$-	$73,963,998
Credit risk transfer securities	-	605,826	-	605,826
Non-Agency mortgage-backed securities	-	1,234,053	-	1,234,053
Residential mortgage loans	-	779,685	-	779,685
Mortgage servicing rights	-	-	605,653	605,653
Commercial real estate debt investments	-	3,972,560	-	3,972,560
Interest rate swaps	-	10,472	-	10,472
Other derivatives	124,109	29,895	-	154,004
Total assets	$124,109	$80,596,489	$605,653	$81,326,251
Liabilities:
Securitized debt of consolidated VIEs	$-	$3,438,675	$-	$3,438,675
Interest rate swaps	-	614,589	-	614,589
Other derivatives	42,103	57,277	-	99,380
Total liabilities	$42,103	$4,110,541	$-	$4,152,644

	Level 1	Level 2	Level 3	Total
December 31, 2016	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$-	$75,589,873	$-	$75,589,873
Credit risk transfer securities	-	724,722	-	724,722
Non-Agency mortgage-backed securities	-	1,401,307	-	1,401,307
Residential mortgage loans	-	342,289	-	342,289
Mortgage servicing rights	-	-	652,216	652,216
Commercial real estate debt investments	-	4,321,739	-	4,321,739
Interest rate swaps	-	68,194	-	68,194
Other derivatives	168,209	3,057	-	171,266
Total assets	$168,209	$82,451,181	$652,216	$83,271,606
Liabilities:
Securitized debt of consolidated VIEs	$-	$3,655,802	$-	$3,655,802
Interest rate swaps	-	1,443,765	-	1,443,765
Other derivatives	24,912	61,525	-	86,437
Total liabilities	$24,912	$5,161,092	$-	$5,186,004

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

	June 30, 2017		December 31, 2016
		Range		Range
Valuation Technique	Unobservable Input(1)	(Weighted Average)	Unobservable Input(1)	(Weighted Average)
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	5.7% - 23.6% (10.3%)	Prepayment rate	5.1% - 18.8% (8.7%)
	Delinquency rate	0.0% - 8.0% (1.9%)	Delinquency rate	0.0% - 10.0% (2.3%)
	Cost to service	$84 - $152 ($101)	Cost to service	$83 - $152 ($100)

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

The estimated fair value of commercial real estate debt and preferred equity investments takes into consideration changes in credit spreads and interest rates from the date of origination or purchase to the reporting date. The fair value also reflects consideration of asset-
specific maturity dates and other items that could have an impact on the fair value as of the reporting date.

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
The following table summarizes the estimated fair value for financial assets and liabilities as of June 30, 2017 and December 31, 2016.

		June 30, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents (1)	1	$700,692	$700,692	$1,539,746	$1,539,746
Agency mortgage-backed securities	2	73,963,998	73,963,998	75,589,873	75,589,873
Credit risk transfer securities	2	605,826	605,826	724,722	724,722
Non-Agency mortgage-backed securities	2	1,234,053	1,234,053	1,401,307	1,401,307
Residential mortgage loans	2	779,685	779,685	342,289	342,289
Mortgage servicing rights	3	605,653	605,653	652,216	652,216
Commercial real estate debt investments	2	3,972,560	3,972,560	4,321,739	4,321,739
Commercial real estate debt and preferred equity, held for investment	3	928,181	931,309	970,505	968,824
Commercial loans held for sale, net	3	-	-	114,425	114,425
Corporate debt (2)	2	773,957	775,468	773,274	776,310
Interest rate swaps (1)	2	10,472	10,472	68,194	68,194
Other derivatives	1,2	154,004	154,004	171,266	171,266

Financial liabilities:
Repurchase agreements	1,2	$62,497,400	$62,521,751	$65,215,810	$65,256,505
Other secured financing	1,2	3,785,543	3,798,234	3,884,708	3,885,430
Securitized debt of consolidated VIEs	2	3,438,675	3,438,675	3,655,802	3,655,802
Participation sold	2	-	-	12,869	12,827
Mortgage payable	3	311,810	315,474	311,636	312,442
Interest rate swaps (1)	2	614,589	614,589	1,443,765	1,443,765
Other derivatives	1,2	99,380	99,380	86,437	86,437

(1)
As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 and in subsequent periods the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value.

(2)
Includes a held-to-maturity debt security carried at amortized cost of $84.5 million, with a fair value of $87.8 million, as of December 31, 2016. The bond was paid down during the three months ended June 30, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

12.      SECURED FINANCING

The Company had outstanding $62.5 billion and $65.2 billion of repurchase agreements with weighted average borrowing rates of 1.91% and 1.64%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of
88 days and 96 days as of June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	June 30, 2017
	Agency Mortgage- backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Commercial Mortgage- backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	$-	-
2 to 29 days	25,866,226	306,812	434,128	-	19,409	26,626,575	1.40%
30 to 59 days	7,930,744	49,657	136,613	-	6,032	8,123,046	1.33%
60 to 89 days	9,111,191	36,014	129,094	-	-	9,276,299	1.33%
90 to 119 days	3,096,008	-	4,959	-	-	3,100,967	1.20%
Over 120 days(1)	14,975,905	-	-	394,608	-	15,370,513	1.45%
Total	$60,980,074	$392,483	$704,794	$394,608	$25,441	$62,497,400	1.38%

	December 31, 2016
	Agency Mortgage- backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$-	$-	$-	$-	$-	-
2 to 29 days	29,657,705	358,972	377,366	-	30,394,043	0.87%
30 to 59 days	11,373,300	80,139	241,360	-	11,694,799	1.10%
60 to 89 days	6,966,827	13,914	101,491	-	7,082,232	1.14%
90 to 119 days	2,063,561	-	-	-	2,063,561	0.89%
Over 120 days(1)	13,646,308	-	-	334,867	13,981,175	1.47%
Total	$63,707,701	$453,025	$720,217	$334,867	$65,215,810	1.07%

(1) Approximately 5% and 7% of the total repurchase agreements had a remaining maturity over 1 year as of June 30, 2017 and December 31, 2016, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2017		December 31, 2016
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$-	$62,497,400	$400,000	$65,615,810
Amounts Offset	-	-	(400,000)	(400,000)
Netted Amounts	$-	$62,497,400	$-	$65,215,810

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  As of June 30, 2017, $3.5 billion of the advances from the FHLB Des Moines extends beyond three years and $90.0 million matures between one to three years. As of December 31, 2016, $3.6 billion matured beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 1.30% and 0.76% at June 30, 2017 and December 31, 2016, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $70.7 billion and $212.0 million, respectively, at June 30, 2017 and $74.3 billion and $229.2 million, respectively, at December 31, 2016.

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

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2017 and December 31, 2016:
Derivatives Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$10,472	$68,194
Interest rate swaptions	Other derivatives, at fair value	21,328	-
TBA derivatives	Other derivatives, at fair value	8,567	2,774
Futures contracts	Other derivatives, at fair value	124,109	168,209
Purchase commitments	Other derivatives, at fair value	-	283
		$164,476	$239,460

Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$614,589	$1,443,765
TBA derivatives	Other derivatives, at fair value	56,529	60,972
Futures contracts	Other derivatives, at fair value	42,103	24,912
Purchase commitments	Other derivatives, at fair value	11	553
Credit derivatives	Other derivatives, at fair value	737	-
		$713,969	$1,530,202

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2017 and December 31, 2016:
June 30, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$4,642,000	1.43%	1.34%	2.51
3 - 6 years	11,476,000	2.16%	1.22%	4.05
6 - 10 years	8,558,650	2.43%	1.32%	7.56
Greater than 10 years	3,926,400	3.62%	1.20%	18.75
Total / Weighted Average	$28,603,050	2.26%	1.28%	6.58

December 31, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$3,444,365	1.37%	1.00%	2.71
3 - 6 years	10,590,000	1.92%	0.99%	3.94
6 - 10 years	8,206,900	2.35%	1.10%	7.82
Greater than 10 years	3,634,400	3.70%	0.83%	18.36
Total / Weighted Average	$25,875,665	2.22%	1.02%	6.87

(1) There were no forward starting swaps as of June 30, 2017 and December 31, 2016.

The following table presents swaptions outstanding as of June 30, 2017. There were no swaptions as of December 31, 2016.
June 30, 2017	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$2,000,000	2.56%	3M LIBOR	9.42	8.00

The following table summarizes certain characteristics of the Company’s TBA derivatives as of June 30, 2017 and December 31, 2016:

June 30, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,251,000	$13,851,936	$13,803,974	$(47,962)
December 31, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$11,223,000	$11,495,514	$11,437,316	$(58,198)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s futures derivatives as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(16,363,250)	2.00
U.S. Treasury futures - 5 year	-	(3,437,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(3,275,000)	7.08
Total	$-	$(23,075,450)	3.08

	December 31, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$-	$(14,968,250)	2.00
U.S. Treasury futures - 5 year	-	(1,697,200)	4.42
U.S. Treasury futures - 10 year and greater	-	(2,250,000)	8.39
Total	$-	$(18,915,450)	2.98

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition as of June 30, 2017 and December 31, 2016, respectively.

June 30, 2017		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value (1)	$10,472	$(9,282)	$-	$1,190
Interest rate swaptions, at fair value	21,328	-	-	21,328
TBA derivatives, at fair value	8,567	(1,969)	-	6,598
Futures contracts, at fair value	124,109	(42,103)	-	82,006

Liabilities:
Interest rate swaps, at fair value (1)	$614,589	$(9,282)	$-	$605,307
TBA derivatives, at fair value	56,529	(1,969)	-	54,560
Futures contracts, at fair value	42,103	(42,103)	-	-
Purchase commitments	11	-	-	11
Credit derivatives	737	-	-	737

December 31, 2016		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$68,194	$(68,194)	$-	$-
TBA derivatives, at fair value	2,774	(2,172)	-	602
Futures contracts, at fair value	168,209	(24,912)	-	143,297
Purchase commitments	283	-	-	283

Liabilities:
Interest rate swaps, at fair value	$1,443,765	$(68,194)	$(768,877)	$606,694
TBA derivatives, at fair value	60,972	(2,172)	-	58,800
Futures contracts, at fair value	24,912	(24,912)	-	-
Purchase commitments	553	-	-	553

(1)
As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 and in subsequent periods the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps(1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Three Months Ended:
June 30, 2017	$(96,470)	$(58)	$(177,567)
June 30, 2016	$(130,762)	$(60,064)	$(373,220)
Six Months Ended:
June 30, 2017	$(200,626)	$(58)	$(28,383)
June 30, 2016	$(278,237)	$(60,064)	$(1,404,940)

(1) Interest expense related to the Company's interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$165,777	$(72,844)	$92,933
Net interest rate swaptions	-	(10,438)	(10,438)
Futures	(59,397)	(37,588)	(96,985)
Purchase commitments	-	8	8
Credit derivatives	136	(77)	59
			$(14,423)

Three Months Ended June 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$98,371	$60,758	$159,129
Futures	8,314	(85,563)	(77,249)
			$81,880

Six Months Ended June 30, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$105,463	$10,237	$115,700
Net interest rate swaptions	-	(10,438)	(10,438)
Futures	(58,424)	(61,292)	(119,716)
Purchase commitments	-	272	272
Credit derivatives	136	(77)	59
			$(14,123)

Six Months Ended June 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$318,363	$145,052	$463,415
Futures	(122,680)	(133,683)	(256,363)
			$207,052

(1)    Includes options on TBA contracts.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (NYSE). Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at June 30, 2017 was approximately $537.7 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

14.     COMMON STOCK AND PREFERRED STOCK

At June 30, 2017, the Company’s authorized shares of capital stock, par value of $0.01 per share, consisted of 1,945,437,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock, 4,600,000 shares classified as 6.00% Series B Cumulative Convertible Preferred Stock, 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock, 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock, and 11,500,000 shares classified as 7.625% Series E Cumulative Redeemable Preferred Stock.

(A)	Common Stock

At June 30, 2017 and December 31, 2016, the Company had issued and outstanding 1,019,027,880 and 1,018,913,249 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the six months ended June 30, 2017 and 2016.

During the six months ended June 30, 2017, the Company raised $1.3 million, by issuing 113,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program. During the six months ended June 30, 2016, the Company raised $1.2 million, by issuing 116,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program.

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

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce,
Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Rcap Securities, Inc. (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the six months ended June 30, 2017 and 2016.

(B) Preferred Stock

At June 30, 2017 and December 31, 2016, the Company had issued and outstanding 7,412,500 shares of Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock is entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series A Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company's option commencing on April 5, 2009 (subject to the Company's right under limited circumstances to redeem the Series A Preferred Stock earlier in order to preserve its qualification as a REIT). Through June 30, 2017, the Company had declared and paid all required quarterly dividends on the Series A Preferred Stock.

At June 30, 2017 and December 31, 2016, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2017, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At June 30, 2017 and December 31, 2016, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2017, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At June 30, 2017 and December 31, 2016, the Company had issued and outstanding 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E
Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series E Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series E Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 27, 2017 (subject to the Company’s right under limited circumstances to redeem the Series E Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series E Preferred Stock was issued in July 2016 as part of the Hatteras Acquisition. Refer to the “Acquisition of Hatteras” Note for additional information. Through June 30, 2017, the Company had declared and paid all required quarterly dividends on the Series E Preferred Stock.

The 7.875% Series A Preferred Stock, 7.625% Series C Preferred Stock, 7.50% Series D Preferred Stock and 7.625% Series E Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Six Months Ended
	June 30, 2017	June 30, 2016
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$611,400	$554,935
Distributions declared per common share	$0.60	$0.60
Distributions paid to common stockholders after period end	$305,709	$277,479
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	July 31, 2017	July 29, 2016
Dividends declared to Series A Preferred stockholders	$7,296	$7,296
Dividends declared per share of Series A Preferred Stock	$0.984	$0.984
Dividends declared to Series C Preferred stockholders	$11,438	$11,438
Dividends declared per share of Series C Preferred Stock	$0.953	$0.953
Dividends declared to Series D Preferred stockholders	$17,250	$17,250
Dividends declared per share of Series D Preferred Stock	$0.938	$0.938
Dividends declared to Series E Preferred stockholders	$10,962	$-
Dividends declared per share of Series E Preferred Stock	$0.953	$-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15.            INTEREST INCOME AND INTEREST EXPENSE
The table below presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income:	(dollars in thousands)
Residential Investment Securities	$459,308	$394,850	$975,218	$710,567
Residential mortgage loans	7,417	-	11,281	-
Commercial investment portfolio(1)	68,153	59,578	132,498	129,765
Reverse repurchase agreements	2,548	2,690	6,156	4,929
Total interest income	537,426	457,118	1,125,153	845,261
Interest expense:
Repurchase agreements	197,151	136,176	370,241	269,067
Securitized debt of consolidated VIEs	11,977	11,226	26,827	20,259
Participation sold	42	157	195	315
Other	13,111	5,196	23,443	10,561
Total interest expense	222,281	152,755	420,706	300,202
Net interest income	$315,145	$304,363	$704,447	$545,059

(1) Includes commercial real estate debt, preferred equity and corporate debt.

16.            GOODWILL
At June 30, 2017 and December 31, 2016, Goodwill totaled $71.8 million.
17.	NET INCOME (LOSS) PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except per share data)
Net income (loss)	$14,522	$(278,497)	$454,930	$(1,146,577)
Less: Net income (loss) attributable to noncontrolling interest	(102)	(385)	(205)	(547)
Net income (loss) attributable to Annaly	14,624	(278,112)	455,135	(1,146,030)
Less: Dividends on preferred stock	23,473	17,992	46,946	35,984
Net income (loss) available (related) to common stockholders	$(8,849)	$(296,104)	$408,189	$(1,182,014)
Weighted average shares of common stock outstanding-basic	1,019,000,817	924,887,316	1,018,971,942	925,850,452
Add: Effect of stock awards, if dilutive	-	-	385,755	-
Weighted average shares of common stock outstanding-diluted	1,019,000,817	924,887,316	1,019,357,697	925,850,452
Net income (loss) per share available (related) to common share:
Basic	$(0.01)	$(0.32)	$0.40	$(1.28)
Diluted	$(0.01)	$(0.32)	$0.40	$(1.28)

Options to purchase 0.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and six months ended June 30, 2017.
Options to purchase 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and six months ended June 30, 2016.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Six Months Ended
	June 30, 2017		June 30, 2016
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Options outstanding at the beginning of period	1,125,625	$15.43	1,168,775	$15.34
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(117,000)	15.85	(6,400)	14.69
Expired	(199,500)	15.74	(36,750)	12.90
Options outstanding at the end of period	809,125	$15.29	1,125,625	$15.43
Options exercisable at the end of period	809,125	$15.29	1,125,625	$15.43

The weighted average remaining contractual term was approximately 1.2 years and 2.0 years for stock options outstanding and exercisable as of June 30, 2017 and 2016, respectively.

As of June 30, 2017 and 2016, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

19.      INCOME TAXES
For the three months ended June 30, 2017 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements such as assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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

During the three and six months ended June 30, 2017, the Company recorded $0.3 million of income tax benefit and $0.6 million of income tax expense, respectively, attributable to its TRSs. During the three and six months ended June 30, 2016, the Company recorded $0.1 million and $0.9 million of income tax benefit, respectively, attributable to its TRSs.

The Company’s federal, state and local tax returns from 2013 and forward remain open for examination.

20.	LEASE COMMITMENTS AND CONTINGENCIES
Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for each of the three months ended June 30, 2017 and 2016 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $31.0 million.

The following table details the future lease payments:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2017 (remaining)	$1,849
2018	3,641
2019	3,565
2020	3,652
2021	3,862
Later years	14,480
$31,049

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies as of June 30, 2017 and December 31, 2016.

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

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. As of June 30, 2017 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, as of June 30, 2017 was $392.5 million with excess net capital of $392.2 million.

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

For the three months ended June 30, 2017 and 2016, the compensation and management fee was $38.9 million and $36.0 million, respectively. For the six months ended June 30, 2017 and 2016, the compensation and management fee was $78.2 million and $73.0 million, respectively. At June 30, 2017 and December 31, 2016, the Company had amounts payable to the Manager of $11.8 million and $11.2 million, respectively.

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

24.            SUBSEQUENT EVENTS
On July 10, 2017, the Company announced an agreement to sell an indirect wholly-owned subsidiary, Pingora Holdings, L.P., to Bayview Asset Management. The sale is subject to customary closing conditions, including requisite regulatory approvals, and is expected to close in the third quarter of 2017.
On July 21, 2017, the Company closed the public offering of an original issuance of 60,000,000 shares of common stock for gross proceeds of approximately $710.0 million before deducting estimated offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

up to an additional 9,000,000 shares of common stock, which the underwriters exercised in full. On July 26, 2017, the Company closed the sale of the additional 9,000,000 shares of common stock pursuant to the underwriters’ option for addition gross proceeds of approximately $106.0 million before deducting estimated offering expenses.
On July 26, 2017, the Company provided notice to the record holders of the Company’s Series A Preferred Stock of the redemption of all 7,412,500 of the issued and outstanding shares of Series A Preferred Stock. The cash redemption amount for each share of Series A Preferred Stock is $25.00 plus accrued and unpaid dividends to, and including, the redemption date of August 25, 2017.
On July 26, 2017, a wholly-owned subsidiary of the Company, or Borrower, entered into a $150.0 million credit facility with a third party financial institution. As of August 3, 2017, the Borrower had not drawn on the credit facility.
On July 27, 2017, the Company reclassified and designated 4,600,000 shares of its 6.00% Series B Cumulative Convertible Preferred Stock as shares of common stock.
On July 31, 2017, the Company closed the public offering of an original issuance of 28,000,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), for gross proceeds of approximately $700.0 million before deducting the underwriting discount and other estimated offering expenses. In connection with the offering, the Company has granted the underwriters a thirty-day option to purchase up to an additional 4,200,000 shares of Series F Preferred Stock, solely to cover over-allotments which option will expire on August 25, 2017.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Overview

We are a diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders through capital preservation, prudent selection of investments, and continuous management of our portfolio. We are a Maryland corporation that has elected to be taxed as a REIT. We are externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”

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

Business Environment
The size of our Agency MBS portfolio, including TBA derivatives, increased $4.6 billion during the three months ended June 30, 2017, while our economic leverage increased as a result of additional asset purchases. Most of the portfolio growth occurred in the agency MBS sector, in which we deemed valuations to be attractive relative to other investment options.
Interest rate markets remained largely range bound during the quarter as weaker inflation figures continued to suggest that the eventual central bank exit from unconventional monetary policy will be very gradual in pace. In this environment, we expect to continue to benefit from our diversified strategy while maintaining our disciplined approach of conservative portfolio positioning to protect the firm’s portfolio.

Economic Environment

Economic growth continued at a moderate pace in the three months ended June 30, 2017, following a weak first quarter of 2017. Economic growth, as measured by real gross domestic product (or GDP), increased to 2.6% in the three months ended June 30, 2017, to make first half growth an annualized 1.9% according to the Bureau of Economic Analysis. Consumption growth in the first quarter of 2017 which contributed only 1.3% to GDP, improved only modestly in the three months ended June 30, 2017 to contribute 1.9% as heightened consumer confidence failed to result in commensurately higher spending. Meanwhile, non-residential investment remained moderate in the three months ended June 30, 2017 to contribute 0.6% to growth after 0.9% in the first quarter of 2017.  However, much of this recent growth in investment appears attributable to higher oil prices as mining activity returns. Residential investment declined

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

in the three months end June 30, 2017, subtracting -0.3% after providing a strong 0.4% boost in the first quarter of 2017.

The Federal Reserve (or Fed) currently conducts monetary policy with a dual mandate: full employment and price stability. The employment situation continued to improve in the three months ended June 30, 2017, most notably with the unemployment rate falling to the Fed’s revised-lower year-end projection of 4.3% in May 2017 before rising modestly in June to 4.4%, according to the Bureau of Labor Services. The economy added 194,000 jobs per month in the three months ended June 30, 2017, compared to 166,000 per month in the first quarter of 2017. The reports showed strength across industries, with goods-producing industries adding an average of 19,000 jobs per month in the three months ended June 30, 2017 while service-sector industries added an average of 161,000 jobs per month. Retail employment finally returned to positive territory in adding 8,100 jobs in June 2017 after losing 79,400 jobs in the previous four months. Wage growth, as measured by the year-over-year change in Average Hourly Earnings, weakened in the three months ended June 30, 2017 to 2.5% as of June 2017 compared to 2.6% in March 2017 and 2.9% in December 2016. The Fed expects the unemployment rate to drop modestly to 4.3% by year-end, then slightly lower to 4.2% in 2018 and 2019, a forecast that could potentially be undershot should conditions continue to improve.

Inflation dropped below the Fed’s 2.0% target through June 2017, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE), driven by renewed weakness in energy prices in addition to broader based inflation trend weakness. The headline PCE measure fell to 1.4% year-over-year in June 2017, down from 1.9% in March 2017. The more stable core PCE measure, which excludes volatile food and energy prices, also dropped over the quarter, at 1.5% year-over-year in June 2017, compared to 1.6% in March 2017 and 1.7% in December 2016. The Fed expects a moderate rise in inflation in both the PCE and core PCE measures to 1.6% and 1.7% year-over-year, respectively, by the fourth quarter of 2017, before rising to its target of 2% in the fourth quarter of 2018 where it is expected to remain through 2019.

Throughout the three months ended June 30, 2017, the Federal Open Market Committee (or FOMC) aimed to support its dual mandate by keeping its target for the federal funds rate at accommodative levels as well as reinvesting runoff of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC decided to keep the target rate at 0.75-1.00% in its May 2017 meeting as the Committee analyzed incoming data which appeared to show a slowdown in the first quarter of 2017. Subsequently, at their meeting on June 13-14, 2017, the FOMC decided to raise the target range for the federal funds rate by 25 basis points to 1.00-1.25%, noting further progress toward meeting their goals, in particular the continued labor market improvement. The FOMC’s Summary of Economic Projections, wherein members reveal their economic and policy projections, showed no changes, with the median forecast expecting one additional interest rate hike in 2017 and three in 2018. The FOMC provided details on their plan to gradually cease reinvestments at the June meeting, also indicating they expect to begin the normalization program “this year.” The program will involve caps on runoff amounts, to begin at $6.0 billion per month for US Treasury securities and $4.0 billion per month for Agency mortgage-backed securities, to be increased by the same amounts every three months until reaching a max monthly runoff level of $30.0 billion and $20.0 billion, respectively.

During the three months ended June 30, 2017, the 10-year U.S. Treasury was largely range-bound at lower yields than the first quarter of 2017, as expectations of fiscal stimulus waned and growth and inflation expectations remained limited. Yields remained between 2.13% and 2.42% throughout the quarter as investors witnessed further delays in the new administration’s tax reform initiatives in addition to weak GDP and inflation readings. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, declined consistently on the macroeconomic disappointments, with the longer-dated 5-year, 5-year forward breakeven falling to a low of 1.81% on June 21, 2017, only recovering modestly by quarter-end. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, declined modestly in the three months ended June 30, 2017, remaining very low by historical standards, according to Bloomberg.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table below presents interest rates at each date presented:

	June 30, 2017	December 31, 2016	June 30, 2016
30-Year mortgage current coupon	3.03%	3.13%	2.31%
Mortgage basis	73 bps	68 bps	84 bps
10-Year U.S. Treasury rate	2.30%	2.44%	1.47%

LIBOR:
1-Month	1.22%	0.77%	0.47%
6-Month	1.45%	1.32%	0.92%

Financial Regulatory Reform
Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy. It is difficult to predict the ultimate outcomes of legislative and other regulatory efforts. We continue to monitor these developments to evaluate their potential impact on our business.

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K.

This Management Discussion and Analysis section contains analysis and discussion of both U.S. generally accepted accounting principles (or GAAP) and non-GAAP measurements. To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP we provide non-GAAP financial measures to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers.

Please refer to the “Non-GAAP Financial Measures” section for additional information.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the three and six months ended June 30, 2017 and 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except per share data)
Interest income	$537,426	$457,118	$1,125,153	$845,261
Interest expense	222,281	152,755	420,706	300,202
Net interest income	315,145	304,363	704,447	545,059
Realized and unrealized gains (losses)	(277,794)	(523,785)	(203,529)	(1,579,338)
Other income (loss)	30,865	(9,930)	62,511	(16,045)
General and administrative expenses	54,023	49,221	107,851	97,166
Income (loss) before income taxes	14,193	(278,573)	455,578	(1,147,490)
Income taxes	(329)	(76)	648	(913)
Net income (loss)	14,522	(278,497)	454,930	(1,146,577)
Net income (loss) attributable to noncontrolling interest	(102)	(385)	(205)	(547)
Net income (loss) attributable to Annaly	14,624	(278,112)	455,135	(1,146,030)
Dividends on preferred stock	23,473	17,992	46,946	35,984
Net income (loss) available (related) to common stockholders	$(8,849)	$(296,104)	$408,189	$(1,182,014)
Net income (loss) per share available (related) to common stockholders:
Basic	$(0.01)	$(0.32)	$0.40	$(1.28)
Diluted	$(0.01)	$(0.32)	$0.40	$(1.28)
Weighted average number of common shares outstanding:
Basic	1,019,000,817	924,887,316	1,018,971,942	925,850,452
Diluted	1,019,000,817	924,887,316	1,019,357,697	925,850,452

Other information:
Asset portfolio at period-end	$83,338,423	$73,419,197	$83,338,423	$73,419,197
Average total assets	$84,817,768	$77,580,218	$85,846,860	$76,783,776
Average equity	$12,628,387	$11,609,940	$12,610,915	$11,708,601
Leverage at period-end (1)	5.6:1	5.3:1	5.6:1	5.3:1
Economic leverage at period-end (2)	6.4:1	6.1:1	6.4:1	6.1:1
Capital ratio (3)	13.2%	13.2%	13.2%	13.2%
Annualized return on average total assets	0.07%	(1.44%)	1.06%	(2.99%)
Annualized return (loss) on average equity	0.46%	(9.60%)	7.21%	(19.59%)
Annualized core return on average equity (excluding PAA) (4)	10.54%	9.73%	10.61%	9.81%
Net interest margin (5)	1.23%	1.15%	1.35%	0.97%
Net interest margin (excluding PAA) (4)	1.53%	1.54%	1.54%	1.54%
Average yield on Interest Earning Assets	2.58%	2.48%	2.66%	2.29%
Average yield on Interest Earning Assets (excluding PAA) (4)	2.93%	2.95%	2.88%	2.98%
Average cost of Interest Bearing Liabilities	1.74%	1.68%	1.66%	1.71%
Net interest spread	0.84%	0.80%	1.00%	0.58%
Net interest spread (excluding PAA) (4)	1.19%	1.27%	1.22%	1.27%
Constant prepayment rate (6)	10.9%	12.7%	11.2%	10.8%
Long-term constant prepayment rate (6)	10.6%	13.0%	10.6%	13.0%
Common stock book value per share	$11.19	$11.50	$11.19	$11.50
Interest income (excluding PAA) (4)	$610,126	$542,701	$1,215,723	$1,099,252
Economic interest expense (4)	$306,533	$261,056	$593,924	$531,627
Economic net interest income (excluding PAA) (4)	$303,593	$281,645	$621,799	$567,625
Core earnings (4)	$259,901	$196,593	$577,929	$319,942
Premium amortization adjustment cost (benefit)	$72,700	$85,583	$90,570	$253,991
Core earnings (excluding PAA) (4)	$332,601	$282,176	$668,499	$573,933
Core earnings per common share (4)	$0.23	$0.19	$0.52	$0.31
PAA cost (benefit) per common share (4)	$0.07	$0.10	$0.09	$0.27
Core earnings per common share (excluding PAA) (4)	$0.30	$0.29	$0.61	$0.58

(1)	Includes repurchase agreements, other secured financing, non-recourse securitized debt, loan participation and mortgages payable.
(2)	Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(3)
Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities).

(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(5)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge TBA dollar roll transactions, divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(6)	In addition to market factors, the change in CPR compared to the prior period also reflects the change in portfolio mix due to the acquisition of Hatteras.

GAAP
Net income (loss) was $14.5 million, which includes ($0.1) million attributable to a noncontrolling interest, or $(0.01) per average basic common share, for the three months ended June 30, 2017 compared to ($278.5) million, which includes ($0.4) million attributable to a noncontrolling interest, or ($0.32) per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to a decrease in realized and unrealized losses on interest rate swaps and the change in net unrealized gains (losses) on investments measured at fair value through earnings, partially offset by the change in net gains (losses) on trading assets. The change in realized and unrealized losses on interest rate swaps was primarily due to a $195.7 million decrease in unrealized losses on

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

interest rate swaps for the three months ended June 30, 2017 compared to the same period in 2016, reflecting a sharper decline in forward interest rates during the three months ended June 30, 2016. Net unrealized gains (losses) on investments measured at fair value through earnings were $16.2 million for the three months ended June 30, 2017 compared to ($54.2) million for the same period in 2016, primarily due to a favorable change in unrealized gains (losses) on Agency interest-only investments. Net gains (losses) on trading assets were ($14.4) million for the three months ended June 30, 2017 compared to $81.9 million for the same period in 2016, reflecting lower net gains on TBA derivatives and higher net losses on futures contracts during the three months ended June 30, 2017 compared to the same period in 2016.

Net income (loss) was $454.9 million, which includes ($0.2) million attributable to a noncontrolling interest, or $0.40 per average basic common share, for the six months ended June 30, 2017 compared to ($1.1) billion, which includes ($0.5) million attributable to a noncontrolling interest, or ($1.28) per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to a decrease in realized and unrealized losses on interest rate swaps and higher net interest income, partially offset by the change in net gains (losses) on trading assets. The change in realized and unrealized losses on interest rate swaps was primarily due to a $1.4 billion decrease in unrealized losses on interest rate swaps for the six months ended June 30, 2017 compared to the same period in 2016, reflecting a sharper decline in forward interest rates during the six months ended June 30, 2016. Net interest income increased $159.4 million to $704.4 million for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to higher coupon income resulting from an increase in average Interest Earning Assets and lower amortization expense, partially offset by an increase in average Interest Bearing Liabilities. Net gains (losses) on trading assets were ($14.1) million for the six months ended June 30, 2017 compared to $207.1 million for the same period in 2016, reflecting lower net gains on TBA derivatives partially offset by lower net losses on futures contracts during the six months ended June 30, 2017 compared to the same period in 2016.

Non-GAAP

Core earnings (excluding premium amortization adjustment (or “PAA”)) were $332.6 million, or $0.30 per average common share, for the three months ended June 30, 2017 compared to $282.2 million, or $0.29 per average common share, for the same period in 2016. Core earnings (excluding PAA) increased during the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in interest income earned on higher average Residential Investment Securities balances and a decrease in interest expense on interest rate swaps, partially offset by higher interest expense due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements.

Core earnings (excluding PAA) were $668.5 million, or $0.61 per average common share, for the six months ended June 30, 2017 compared to $573.9 million, or $0.58 per average common share, for the same period in 2016. Core earnings (excluding PAA) increased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in interest income earned on higher average Residential Investment Securities balances, lower amortization expense and a decrease in interest expense on interest rate swaps, partially offset by higher interest expense due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements and FHLB advances.

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with US generally accepted accounting principles (“GAAP”), we provide the following non-GAAP financial measures.

•	core earnings and core earnings (excluding PAA);
•	core earnings and core earnings (excluding PAA) per average common share;
•	annualized core return on average equity (excluding PAA);
•	interest income (excluding PAA);
•	economic interest expense;
•	economic net interest income (excluding PAA);
•	average yield on Interest Earning Assets (excluding PAA);
•	net interest margin (excluding PAA) and
•	net interest spread (excluding PAA).

These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. While intended to offer a fuller understanding of our results and operations, non-GAAP financial measures also have limitations. For example, our non-GAAP metrics may be defined differently than those of industry peers. Additionally, in the case of non-GAAP measures that exclude the PAA, the amount of amortization expense excluding the PAA is not

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

necessarily representative of the amount of future periodic amortization nor is it indicative of the term over which we will amortize the remaining unamortized premium. Changes to actual and estimated prepayments will impact the timing and amount of premium amortization and, as such, both GAAP and non-GAAP results.

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

Our GAAP metrics include the unadjusted impact of amortization and accretion associated with this method. Certain of our non-GAAP metrics exclude the effect of the PAA, which quantifies the component of premium amortization representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term CPR.

The following table illustrates the impact of the PAA on premium amortization expense for our Residential Investment Securities portfolio for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands)
Premium amortization expense (accretion)	$251,084	$265,475	$454,718	$621,146
Less: PAA Cost (Benefit)	72,700	85,583	90,570	253,991
Premium amortization expense exclusive of PAA	$178,384	$179,892	$364,148	$367,155

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(per average common share)
Premium amortization expense (accretion)	$0.25	$0.29	$0.45	$0.67
Less: PAA Cost (Benefit)	0.07	0.10	0.09	0.27
Premium amortization expense exclusive of PAA	$0.18	$0.19	$0.36	$0.40

Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)

One of our principal business objectives is to generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs. Core earnings, which is comprised of interest income plus TBA dollar roll income, less financing and hedging costs  and general and administrative expenses, and core earnings (excluding PAA), are used by management, and we believe, used by our analysts and investors, to measure its progress in achieving this objective. We define core earnings, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs (a component of net unrealized gains (losses) on investments measured at fair value through earnings). Core earnings (excluding PAA) excludes the  component of premium amortization expense representing the cumulative effect of quarter-over-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities (other than interest-only securities), which can obscure underlying trends in the performance of the portfolio.

We believe these measures provide management and investors with additional details regarding our underlying operating results and investment portfolio trends by (i) making adjustments to account for the disparate reporting of changes in fair value where certain instruments are reflected in GAAP net income (loss) while others are reflected in Other comprehensive income (loss), and (ii) by excluding certain unrealized, non-cash or episodic components of GAAP net income (loss) in order to provide additional transparency into the operating performance of our portfolio. Annualized core return on average equity (excluding PAA), which is calculated by dividing core earnings (excluding PAA) over average stockholders’ equity, provides investors with additional detail on the core earnings generated by our invested equity capital.

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(dollars in thousands, except per share data)
GAAP net income (loss)	$14,522	$(278,497)	$454,930	$(1,146,577)
Less:
Realized (gains) losses on termination of interest rate swaps	58	60,064	58	60,064
Unrealized (gains) losses on interest rate swaps	177,567	373,220	28,383	1,404,940
Net (gains) losses on disposal of investments	5,516	(12,535)	281	(10,860)
Net (gains) losses on trading assets	14,423	(81,880)	14,104	(207,069)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	(16,240)	54,154	(39,923)	54,026
Corporate acquisition related expenses (1)	-	2,163	-	2,163
Net (income) loss attributable to noncontrolling interest	102	385	205	547
Plus:
TBA dollar roll income (loss) (2)	81,051	79,519	151,019	162,708
MSR amortization (3)	(17,098)	-	(31,128)	-
Core earnings (4)	$259,901	$196,593	$577,929	$319,942
Less:
Premium amortization adjustment cost (benefit)	72,700	85,583	90,570	253,991
Core earnings (excluding PAA) (4)	$332,601	$282,176	$668,499	$573,933

GAAP net income (loss) per common share (5)	$(0.01)	$(0.32)	$0.40	$(1.28)
Core earnings per common share (4)(5)	$0.23	$0.19	$0.52	$0.31
Core earnings per common share (excluding PAA) (4)(5)	$0.30	$0.29	$0.61	$0.58

Annualized GAAP return (loss) on average equity	0.46%	(9.60%)	7.21%	(19.59%)
Annualized core return on average equity (excluding PAA) (4)	10.54%	9.73%	10.61%	9.81%

(1)	Represents transaction costs incurred in connection with the Hatteras Acquisition.
(2)	Represents a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
(3)
Represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized (gains) losses on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(5)	Net of dividends on preferred stock.

From time to time, we enter into to-be-announced forward contracts (TBAs) as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost.

TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities. We record TBA derivatives at fair value on the Consolidated Statements of Financial Condition and recognize periodic changes in fair value as Net gains

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)

Interest income (excluding PAA) represents interest income excluding the effect of the premium amortization adjustment, and serves as the basis for deriving average yield on Interest Earning Assets (excluding PAA), net interest spread (excluding PAA) and net interest margin (excluding PAA), which are discussed below. We believe this measure provides management and investors with additional detail to enhance their understanding of our operating results and trends by excluding the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities (other than interest-only securities), which can obscure underlying trends in the performance of the portfolio.

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

Similarly, economic net interest income (excluding PAA), as computed below, provides investors with additional information to enhance their understanding of the net economics of our primary business operations.

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Interest Income (excluding PAA)

	GAAP Interest Income	PAA cost (benefit)	Interest income (excluding PAA)
Three Months Ended:	(dollars in thousands)
June 30, 2017	$537,426	$72,700	$610,126
June 30, 2016	$457,118	$85,583	$542,701
Six Months Ended:
June 30, 2017	$1,125,153	$90,570	$1,215,723
June 30, 2016	$845,261	$253,991	$1,099,252

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)			(dollars in thousands)
June 30, 2017	$222,281	$84,252	$306,533	$315,145	$84,252	$230,893	$72,700	$303,593
June 30, 2016	$152,755	$108,301	$261,056	$304,363	$108,301	$196,062	$85,583	$281,645
Six Months Ended:
June 30, 2017	$420,706	$173,218	$593,924	$704,447	$173,218	$531,229	$90,570	$621,799
June 30, 2016	$300,202	$231,425	$531,627	$545,059	$231,425	$313,634	$253,991	$567,625

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

Three Months Ended	Experienced CPR(1)	Projected Long- term CPR(2)
June 30, 2017	10.9%	10.6%
June 30, 2016	12.7%	13.0%

Six Months Ended	Experienced CPR(1)	Projected Long- term CPR(2)
June 30, 2017	11.2%	10.6%
June 30, 2016	10.8%	13.0%

(1) For the three and six months ended June 30, 2017 and 2016, respectively. (2) As of June 30, 2017 and 2016, respectively.

The change in CPR measures for the current periods compared with the prior periods also reflect the change in portfolio mix due to the acquisition of Hatteras.

Average yield on Interest Earning Assets (excluding PAA), net interest spread (excluding PAA) and net interest margin (excluding PAA)

Net interest spread (excluding PAA), which is the difference between the average yield on Interest Earning Assets (excluding PAA) and the average cost of Interest
Bearing Liabilities, and net interest margin (excluding PAA), which is calculated by dividing the economic net interest income (excluding PAA) by average Interest Earning Assets, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.

Disclosure of these measures for which reconciliation to GAAP is presented below provides investors with additional detail regarding how management evaluates our performance.

Economic Net Interest Income (excluding PAA)

	Average Interest Earning Assets (1)	Interest income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income (excluding PAA) (2)(3)	Net Interest Spread (excluding PAA) (2)	Net Interest Margin (excluding PAA) (2)(4)
Three Months Ended:	(dollars in thousands)
June 30, 2017	$83,427,268	$610,126	2.93%	$70,486,779	$306,533	1.74%	$303,593	1.19%	1.53%
June 30, 2016	$73,587,753	$542,701	2.95%	$62,049,474	$261,056	1.68%	$281,645	1.27%	1.54%
For the Six Months Ended:
June 30, 2017	$84,545,709	$1,215,723	2.88%	$71,454,874	$593,924	1.66%	$621,799	1.22%	1.54%
June 30, 2016	$73,879,848	$1,099,252	2.98%	$62,214,585	$531,627	1.71%	$567,625	1.27%	1.54%

(1)	Does not reflect unrealized gains/(losses).
(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(3)	Net of interest expense on interest rate swaps used to hedge cost of funds.
(4)
Represents the sum of annualized economic net interest income (excluding PAA), inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense(1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
Three Months Ended:	(dollars in thousands)
June 30, 2017	$70,486,779	$69,721,618	$306,533	1.74%	1.06%	1.42%	(0.36%)	0.68%	0.32%
June 30, 2016	$62,049,474	$61,218,079	$261,056	1.68%	0.44%	0.92%	(0.48%)	1.24%	0.76%
For the Six Months Ended:
June 30, 2017	$71,454,874	$69,721,618	$593,924	1.66%	0.94%	1.40%	(0.46%)	0.72%	0.26%
June 30, 2016	$62,214,585	$61,218,079	$531,627	1.71%	0.44%	0.90%	(0.46%)	1.27%	0.81%

(1)  Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense increased by $45.5 million to $306.5 million for the three months ended June 30, 2017 compared to the same period in 2016. Economic interest expense increased by $62.3 million to $593.9 million for the six months ended June 30, 2017 compared to the same period in 2016. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by lower interest expense on interest rate swaps used to hedge cost of funds.

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

As of June 30, 2017 and December 31, 2016, 95% of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and six months ended June 30, 2017 and 2016 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended,		For the Six Months Ended,
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net gains (losses) on interest rate swaps (1)	$(274,095)	$(564,046)	$(229,067)	$(1,743,241)
Net gains (losses) on disposal of investments	(5,516)	12,535	(281)	10,860
Net gains (losses) on trading assets	(14,423)	81,880	(14,104)	207,069
Net unrealized gains (losses) on investments measured at fair value through earnings	16,240	(54,154)	39,923	(54,026)
Total	$(277,794)	$(523,785)	$(203,529)	$(1,579,338)

(1) Includes realized gains (losses) on interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended June 30, 2017 and 2016

Net gains (losses) on interest rate swaps for the three months ended June 30, 2017 was ($274.1) million compared to ($564.0) million for the same period in 2016. The change was primarily attributable to lower unrealized losses on interest rate swaps which was ($177.6) million for the three months ended June 30, 2017 compared to ($373.2) million for the same period in 2016, reflecting a sharper decline in forward interest rates during the three months ended June 30, 2016.

Net gains (losses) on disposal of investments was ($5.5) million for the three months ended June 30, 2017 compared with $12.5 million for the same period in 2016. During the three months ended June 30, 2017, we disposed of Residential Investment Securities with a carrying value of $2.5 billion for an aggregate net loss of ($5.2) million. For the same period in 2016, we disposed of Residential Investment Securities with a carrying value of $1.8 billion for an aggregate net gain of $11.9 million.

Net gains (losses) on trading assets was ($14.4) million for the three months ended June 30, 2017 compared to $81.9 million for the same period in 2016. Net gains on TBA derivatives decreased $66.2 million to $92.9 million for the three months ended June 30, 2017 compared to $159.1 million for the same period in 2016. Net losses on futures contracts increased $19.7 million to ($97.0) million for the three months ended June 30, 2017 compared to ($77.3) million for the same period in 2016.

Net unrealized gains (losses) on investments measured at fair value through earnings was $16.2 million for the three months ended June 30, 2017 compared to ($54.2) million for the same period in 2016. The change was primarily attributable to favorable valuations on residential credit investments and interest-only mortgage-backed securities for the three months ended June 30, 2017 compared to the same period in 2016, partially offset by lower valuations of MSRs as of June 30, 2017.
For the Six Months Ended June 30, 2017 and 2016

Net gains (losses) on interest rate swaps for the six months ended June 30, 2017 was ($229.1) million compared to ($1.7) billion for the same period in 2016.

Unrealized gains (losses) on interest rate swaps for the six months ended June 30, 2017 was ($28.4) million compared to ($1.4) billion for the same period in 2016, reflecting periods of rising forward interest rates during the six months ended June 30, 2017 compared to lower forward interest rates for the same period in 2016.

Net gains (losses) on disposal of investments was ($0.3) million for the six months ended June 30, 2017 compared with $10.9 million for the same period in 2016. During the six months ended June 30, 2017, we disposed of Residential Investment Securities with a carrying value of $4.6 billion for an aggregate net loss of ($4.0) million and residential mortgage loans for a net loss of ($1.3) million partially offset by a disposal of a wholly-owned triple net leased property for a gain of $5.1 million. For the same period in 2016, we disposed of Residential Investment Securities with a carrying value of $5.2 billion for an aggregate net gain of $10.3 million.

Net gains (losses) on trading assets was ($14.1) million for the six months ended June 30, 2017 compared to $207.1 million for the same period in 2016. Net gains on TBA derivatives decreased $347.7 million to $115.7 million for the six months ended June 30, 2017 compared to $463.4 million for the same period in 2016. Net losses on futures contracts decreased $136.6 million to ($119.7) million for the six months ended June 30, 2017 compared to ($256.4) million for the same period in 2016.

Net unrealized gains (losses) on investments measured at fair value through earnings was $39.9 million for the six months ended June 30, 2017 compared to ($54.0) million for the same period in 2016. The change was primarily attributable to favorable valuations on residential credit investments and interest-only mortgage-backed securities for six months ended June

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

30, 2017 compared to the same period in 2016, partially offset by lower valuations of MSRs as of June 30, 2017.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the Three Months Ended:	(dollars in thousands)
June 30, 2017	$54,023	0.25%	1.71%
June 30, 2016	$49,221	0.25%	1.70%
For the Six Months Ended:
June 30, 2017	$107,851	0.25%	1.71%
June 30, 2016	$97,166	0.25%	1.66%

(1) Includes $2.2 million of acquisition costs attributable for the Hatteras Acquisition for the three months and six months ended June 30, 2016.

G&A expenses were $54.0 million for the three months ended June 30, 2017, an increase of $4.8 million compared to the same period in 2016. G&A expenses increased $10.7 million to $107.9 million for the six months ended June 30, 2017 compared to $97.2 million for the same period in 2016. The change was primarily due to a higher compensation and management fee reflecting an increase in adjusted stockholders' equity primarily attributable to the Hatteras Acquisition and higher other G&A expenses, primarily due to an increase in brokerage related costs, occupancy, and professional fees.

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

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Unrealized gain	$250,153	$275,680
Unrealized loss	(1,100,920)	(1,361,573)
Net unrealized gain (loss)	$(850,767)	$(1,085,893)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The fair value of these securities being less than amortized cost as of June 30, 2017 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities and debentures are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 0.46% and (9.60%) for the three months ended June 30, 2017 and 2016, respectively. Our annualized return (loss) on average equity was 7.21% and (19.59%) for the six months ended June 30, 2016 and 2015, respectively. The following table shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity(1)	Realized and Unrealized Gains and Losses/Average Equity(2)	Other Income (Loss)/Average Equity(3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Three Months Ended:
June 30, 2017	7.31%	(6.13%)	0.98%	(1.71%)	0.01%	0.46%
June 30, 2016	6.75%	(14.31%)	(0.34%)	(1.70%)	0.00%	(9.60%)
For the Six Months Ended:
June 30, 2017	8.42%	(0.48%)	0.99%	(1.71%)	(0.01%)	7.21%
June 30, 2016	5.36%	(23.04%)	(0.27%)	(1.66%)	0.02%	(19.59%)

(1) Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.
(2) Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.
(3) Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $85.0 billion and $87.9 billion as of June 30, 2017 and December 31, 2016, respectively. The change was primarily due to a $1.9 billion decrease in Residential Investment Securities and a $0.8 billion decrease in cash and cash equivalents, partially offset by a $0.4 billion increase in residential mortgage loans.
Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows as of June 30, 2017:

	Residential				Commercial
	Agency MBS(1)	TBAs	CRTs	Non-Agency MBS(2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total(3)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$74,569,651	$13,803,974	$605,826	$2,013,738	$4,900,741	$474,510	$773,957	$83,338,423

Debt:
Repurchase agreements	60,980,074	13,251,000	392,483	704,794	420,049	-	-	62,497,400
Other secured financing	2,781,092	-	-	582,280	232,613	-	189,558	3,785,543
Securitized debt	-	-	-	41,790	3,396,885	-	-	3,438,675
Mortgages payable	-	-	-	-	-	311,810	-	311,810
Net Equity Allocated	$10,808,485	$552,974	$213,343	$684,874	$851,194	$162,700	$584,399	$13,304,995

Net Equity Allocated (%)	80%	4%	2%	5%	7%	1%	5%	100%	(4)
Debt/Net Equity Ratio	5.9:1	24.0:1	1.8:1	1.9:1	4.8:1	1.9:1	0.3:1	5.6:1	(5)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2017 and December 31, 2016 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At June 30, 2017 and December 31, 2016 we had on our Consolidated Statements of Financial Condition a total of $152.0 million and $171.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total $5.3 billion and $5.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended June 30, 2017 and 2016 was 10.9% and 12.7%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended June 30, 2017 and 2016 was 10.6% and
13.0%, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$71,553,506	$73,621,439
Net Premium	3,846,206	3,867,055
Amortized Cost	75,399,712	77,488,494
Amortized Cost/Principal Amount	105.38%	105.25%
Carrying Value	74,665,567	76,458,517
Carrying Value / Principal Amount	104.35%	103.85%
Weighted Average Coupon Rate	3.62%	3.54%
Weighted Average Yield	2.71%	2.69%

Adjustable-Rate Residential Investment Securities:(1)
Principal Amount	$9,372,101	$12,179,455
Weighted Average Coupon Rate	2.96%	2.84%
Weighted Average Yield	2.39%	2.30%
Weighted Average Term to Next Adjustment	28 Months	31 Months
Weighted Average Lifetime Cap(2)	8.11%	8.09%
Principal Amount at Period End as % of Total Residential Investment Securities	13.10%	16.54%

Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$62,181,405	$61,441,984
Weighted Average Coupon Rate	3.71%	3.68%
Weighted Average Yield	2.76%	2.76%
Principal Amount at Period End as % of Total Residential Investment Securities	86.90%	83.46%

Interest-Only Residential Investment Securities:
Notional Amount	$7,844,907	$8,997,175
Net Premium	1,317,899	1,451,321
Amortized Cost	1,317,899	1,451,321
Amortized Cost/Notional Amount	16.80%	16.13%
Carrying Value	1,138,310	1,257,385
Carrying Value/Notional Amount	14.51%	13.98%
Weighted Average Coupon Rate	3.72%	3.82%
Weighted Average Yield	7.03%	5.40%

(1)    Excludes interest-only mortgage-backed securities.
(2)    Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The tables below summarize certain characteristics of our Residential Credit portfolio as of June 30, 2017.

By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR(1)
(dollars in thousands)
Alt-A	$193,481	4.40%	11.11%	11.47%	14.30%
Prime	188,852	4.59%	0.99%	10.65%	17.64%
Subprime	594,627	2.49%	22.19%	19.05%	7.23%
Prime Jumbo (>=2010 Vintage)	112,496	3.50%	17.53%	0.21%	8.33%
Prime Jumbo (>=2010 Vintage) Interest-Only	14,977	0.38%	-	0.07%	10.97%
Re-Performing Loan Securitizations	53,851	3.98%	46.82%	26.19%	6.06%
Agency Credit Risk Transfer	559,841	5.27%	1.25%	0.22%	10.50%
Private Label Credit Risk Transfer	45,985	6.95%	7.76%	2.57%	12.80%
Non-Performing Loan Securitizations	75,769	4.14%	55.34%	70.61%	6.02%
Total/Weighted Average	$1,839,879	2.90%	9.96%	8.99%	10.44%

(1) Represents the 3 month voluntary prepayment rate (or VPR).

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$112,398	$81,083	$193,481
Prime	27,723	161,129	188,852
Subprime	288,697	305,930	594,627
Prime Jumbo (>=2010 Vintage)	112,496	-	112,496
Prime Jumbo (>=2010 Vintage) Interest-Only	14,977	-	14,977
Re-Performing Loan Securitizations	53,851	-	53,851
Agency Credit Risk Transfer	-	559,841	559,841
Private Label Credit Risk Transfer	-	45,985	45,985
Non-Performing Loan Securitizations	75,769	-	75,769
Total/Weighted Average	$685,911	$1,153,968	$1,839,879

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Total
(dollars in thousands)
Alt-A	$52,767	$112,842	$27,872	$-	$193,481
Prime	84,864	103,988	-	-	188,852
Subprime	-	82,523	512,104	-	594,627
Prime Jumbo (>=2010 Vintage)	-	112,496	-	-	112,496
Prime Jumbo (>=2010 Vintage) Interest-Only	-	-	-	14,977	14,977
Re-Performing Loan Securitizations	-	53,851	-	-	53,851
Agency Credit Risk Transfer	-	-	559,841	-	559,841
Private Label Credit Risk Transfer	-	-	45,985	-	45,985
Non-Performing Loan Securitizations	-	75,769	-	-	75,769
Total	$137,631	$541,469	$1,145,802	$14,977	$1,839,879

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations as of June 30, 2017. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. As of June 30, 2017, the interest rate swaps had a net fair value of ($604.1) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$59,502,792	$2,994,608	$-	$-	$62,497,400
Interest expense on repurchase agreements(1)	209,195	23,624	-	-	232,819
Other secured financing	5,273	92,386	3,687,884	-	3,785,543
Interest expense on other secured financing(1)	47,309	94,275	24,000	-	165,584
Securitized debt of consolidated VIEs (principal)	-	-	-	3,365,833	3,365,833
Interest expense on securitized debt of consolidated VIEs	59,865	119,731	119,731	86,001	385,328
Mortgages payable (principal)	2,329	23,375	-	289,125	314,829
Interest expense on mortgages payable	13,281	38,102	37,119	14,514	103,016
Long-term operating lease obligations	3,389	7,150	7,637	12,873	31,049
Total	$59,843,433	$3,393,251	$3,876,371	$3,768,346	$70,881,401

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2017.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the six months ended June 30, 2017, we received $5.8 billion from principal repayments and $4.6 billion in cash from disposal of Residential Investment Securities, respectively. During the six months ended June 30, 2016, we received $4.6 billion from principal repayments and $4.0 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability as of June 30, 2017.

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$177,088	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	287,500	287,500
Common stock	10,190	10,189
Additional paid-in capital	15,581,760	15,579,342
Accumulated other comprehensive income (loss)	(850,767)	(1,085,893)
Accumulated deficit	(3,339,228)	(3,136,017)
Total stockholders’ equity	$12,602,514	$12,568,180

Common and Preferred Stock

The following table provides a summary of option and direct purchase activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Six Months Ended:	(dollars in thousands)
June 30, 2017	-	$-	113,000	$1,270
June 30, 2016	-	$-	116,000	$1,176

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the six months ended June 30, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency
Agreements during the six months ended June 30, 2017 or 2016.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at June 30, 2017 and December 31, 2016 was 5.6:1 and 5.8:1, respectively.  Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at June 30, 2017 and December 31, 2016 was 6.4:1. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 13.2% and 13.1% at June 30, 2017 and December 31, 2016, respectively.

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

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements and a conservative weighted average days to maturity. As of June 30, 2017, the weighted average days to maturity was 88 days.

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

At June 30, 2017, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $71.1 billion. The weighted average haircut was approximately 5% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2017 compared to December 31, 2016, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2017.

The table below presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Three Months Ended:	(dollars in thousands)
June 30, 2017	$63,191,827	$62,497,400	$474,176	$-
March 31, 2017	64,961,511	62,719,087	1,738,333	-
December 31, 2016	64,484,326	65,215,810	1,064,130	-
September 30, 2016	63,231,246	61,784,121	1,494,022	-
June 30, 2016	54,647,175	53,868,385	1,159,341	-
March 31, 2016	55,753,041	54,448,141	1,294,505	-
December 31, 2015	57,483,870	56,230,860	214,674	-
September 30, 2015	57,102,712	56,449,364	931,522	-
June 30, 2015	60,643,597	57,459,552	1,779,121	-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

At June 30, 2017, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 158 days and the following remaining maturities and weighted average rates:

	June 30, 2017
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$-	-%	-%
2 to 29 days	26,631,848	1.40%	40.2%
30 to 59 days	8,123,046	1.33%	12.3%
60 to 89 days	9,276,299	1.33%	14.0%
90 to 119 days	3,100,967	1.20%	4.7%
Over 120 days(1)	19,150,783	1.44%	28.8%
Total	$66,282,943	1.39%	100.0%

(1) Approximately 10% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity as of June 30, 2017:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter (3)	Weighted Average Days to Maturity
	(dollars in thousands)
Repurchase agreements	$62,497,400	1.38%	1.25%	88
Other secured financing (1)	3,785,543	1.43%	1.36%	1,286
Securitized debt of consolidated VIEs (2)	3,365,833	1.78%	1.39%	2,262
Mortgages payable (2)	314,829	4.24%	4.33%	2,752
Total indebtedness	$69,963,605

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets as of June 30, 2017:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$590,082	$110,610	$700,692
Investments, at carrying value:(1)
Agency mortgage-backed securities	67,214,815	5,630,486	72,845,301
Credit risk transfer securities	517,598	88,228	605,826
Non-Agency mortgage-backed securities	1,036,362	197,691	1,234,053
Residential mortgage loans	679,435	100,250	779,685
MSRs	3,408	602,245	605,653
Commercial real estate debt investments	3,972,560	-	3,972,560
Commercial real estate debt and preferred equity, held for investment	532,724	395,457	928,181
Corporate debt	437,794	336,163	773,957
Total financial assets	$74,984,778	$7,461,130	$82,445,908

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets as of June 30, 2017.

Liquid Assets	Carrying Value(1)
(dollars in thousands)
Cash and cash equivalents	$700,692
Residential Investment Securities(2)	74,685,180
Residential mortgage loans	779,685
Commercial real estate debt investments (3)	308,468
Commercial real estate debt and preferred equity, held for investment	584,542
Corporate debt	584,853
Total liquid assets	$77,643,420

Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)	98.56%

(1) Carrying value approximates the market value of assets. The assets listed in this table include $71.3 billion of assets that have been pledged as collateral against existing liabilities as of June 30, 2017. Please refer to the Encumbered and Unencumbered Assets table for related information.
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

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$700,692	$-	$-	$-	$700,692
Agency mortgage-backed securities (principal)	97,110	-	1,002,413	68,620,391	69,719,914
Credit risk transfer securities (principal)	-	6,616	18,000	525,686	550,302
Non-Agency mortgage-backed securities (principal)	-	49,369	404,986	828,935	1,283,290
Residential mortgage loans (principal)	-	-	-	763,850	763,850
Commercial real estate debt investments (principal)	-	-	-	3,908,524	3,908,524
Corporate debt (principal)	-	-	-	784,888	784,888
Commercial real estate debt and preferred equity (principal)	12,027	491,499	313,658	114,285	931,469
Total financial assets - maturity	809,829	547,484	1,739,057	75,546,559	78,642,929
Effect of utilizing reset dates (1)	6,974,580	1,898,235	2,365,691	(11,238,506)
Total financial assets - interest rate sensitive	$7,784,409	$2,445,719	$4,104,748	$64,308,053	$78,642,929

Financial Liabilities:
Repurchase agreements	$44,025,920	$15,476,872	$2,994,608	$-	$62,497,400
Other secured financing	5,273	-	92,386	3,687,884	3,785,543
Securitized debt of consolidated VIE (principal)	-	-	-	3,365,833	3,365,833
Total financial liabilities - maturity	44,031,193	15,476,872	3,086,994	7,053,717	69,648,776
Effect of utilizing reset dates (1)(2)	(14,926,375)	(3,558,865)	1,589,591	16,895,649
Total financial liabilities - interest rate sensitive	$29,104,818	$11,918,007	$4,676,585	$23,949,366	$69,648,776

Maturity gap	$(43,221,364)	$(14,929,388)	$(1,347,937)	$68,492,842	$8,994,153

Cumulative maturity gap	$(43,221,364)	$(58,150,752)	$(59,498,689)	$8,994,153

Interest rate sensitivity gap	$(21,320,409)	$(9,472,288)	$(571,837)	$40,358,687	$8,994,153

Cumulative rate sensitivity gap	$(21,320,409)	$(30,792,697)	$(31,364,534)	$8,994,153

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2017. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate(1)	Projected Percentage Change in Economic Net Interest Income(2)	Estimated Percentage Change in Portfolio Value(3)	Estimated Change as a % on NAV(3)(4)
-75 Basis Points	(7.0%)	0.3%	2.0%
-50 Basis Points	(3.2%)	0.4%	2.4%
-25 Basis Points	(0.8%)	0.3%	1.7%
Base Interest Rate	-	-	-
+25 Basis Points	(0.7%)	(0.4%)	(2.6%)
+50 Basis Points	(2.3%)	(0.9%)	(6.0%)
+75 Basis Points	(4.6%)	(1.5%)	(9.9%)

MBS Spread Shock(1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV(3)(4)
-25 Basis Points	1.6%	10.4%
-15 Basis Points	0.9%	6.2%
-5 Basis Points	0.3%	2.1%
Base Interest Rate	-	-
+5 Basis Points	(0.3%)	(2.1%)
+15 Basis Points	(0.9%)	(6.1%)
+25 Basis Points	(1.5%)	(10.2%)

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition as of June 30, 2017 and December 31, 2016 was as follows:

Asset Portfolio (using balance sheet values)
Category	June 30, 2017	December 31, 2016
Agency mortgage-backed securities	88.9%	88.5%
Credit risk transfer securities	0.7%	0.8%
Residential mortgage loans	0.9%	0.4%
Mortgage servicing rights	0.7%	0.8%
Non-Agency mortgage-backed securities	1.5%	1.7%
Commercial real estate (1)(2)	6.4%	6.9%
Corporate debt	0.9%	0.9%

(1)	Net of unamortized origination fees.
(2)	Including commercial loans held for sale, net.

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

The following table summarizes our exposure to counterparties by geography as of June 30, 2017:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure(1)
	(dollars in thousands)
North America	22	$48,846,862	$(224,124)	$2,669,264
Europe	11	9,559,620	(379,993)	660,240
Asia (non-Japan)	1	260,842	-	14,117
Japan	4	3,830,076	-	241,858
Total	38	$62,497,400	$(604,117)	$3,585,479

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures which cover topics such as business continuity, personal conduct and vendor management. Other tools include training on topics such as cybersecurity awareness; testing, including disaster recovery testing; systems controls, including access controls; and monitoring, which includes the use of key risk indicators. Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.

Compliance, Regulatory and Legal Risk Management

Our business is organized as a REIT, and we plan to continue to meet the requirements for taxation as a REIT. The determination that we are a REIT requires an analysis of various factual matters and circumstances.  Accordingly, we closely monitor our REIT status within our risk management program. The financial services

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Valuation of Financial Instruments

Residential Investment Securities

There is an active market for our Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities. Since we primarily invest in securities that can be valued using actively quoted prices for actively traded assets, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal fair values are determined using quoted prices from the TBA securities market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of Agency mortgage-backed securities. All internal fair values are compared to external pricing sources and/or dealer quotes to determine reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Investment Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Investment Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use third-party model and market information to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (i.e., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors, and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

Consolidation of Variable Interest Entities

Determining whether an entity has a controlling financial interest in a VIE requires significant judgment related to assessing the purpose and design of the VIE and determination of the activities that most significantly impact its economic performance. We must also identify explicit and implicit variable interests in the entity and consider our involvement in both the design of the VIE and its ongoing activities. To determine whether consolidation of the VIE is required, we must apply judgment to assess whether we have the power to direct the most significant activities of the VIE and whether we have either the rights to receive benefits or the obligation to absorb losses that could be potentially significant to the VIE.

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

Credit Derivatives
Derivative instruments that have one or more underlyings related to the credit risk of a specified entity (or group of entities) or an index that exposes the seller to potential loss from specified credit-risk related events. An example is credit derivatives referencing the commerical mortgage-backed securities index.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
Interest Bearing Liabilities
Refers to repurchase agreements, securitized debt of consolidated VIEs, participation sold, FHLB Des Moines advances, credit facilities, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.

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

Long-Term CPR
The Company’s projected prepayment speeds for certain Agency mortgage-backed securities using third-party model and market information. The Company’s prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts.  Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.
At June 30, 2017, we were not party to any pending material legal proceedings.

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

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2016); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 3, 2017	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	August 3, 2017	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)