Form 10-Q
period 2017-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2017-11-03
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
Class	Outstanding at October 31, 2017
Common Stock, $.01 par value	1,159,543,027

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at September 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited consolidated financial statements at December 31, 2016)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months and nine months ended September 30, 2017 and 2016	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2017 and 2016	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016	4
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Acquisition of Hatteras	16
Note 5. Residential Investment Securities	17
Note 6. Residential Mortgage Loans	19
Note 7. Mortgage Servicing Rights	20
Note 8. Commercial Real Estate Investments	20
Note 9. Corporate Debt	24
Note 10. Variable Interest Entities	25
Note 11. Fair Value Measurements	29
Note 12. Secured Financing	34
Note 13. Derivative Instruments	35
Note 14. Common Stock and Preferred Stock	40
Note 15. Interest Income and Interest Expense	42
Note 16. Goodwill	42
Note 17. Net Income (Loss) per Common Share	43
Note 18. Long-Term Stock Incentive Plan	43
Note 19. Income Taxes	44
Note 20. Lease Commitments and Contingencies	45
Note 21. Risk Management	45
Note 22. RCap Regulatory Requirements	46
Note 23. Related Party Transactions	46
Note 24. Subsequent Events	47
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	48
Overview	50
Acquisition of Hatteras	50
Business Environment	50
Results of Operations	52
Financial Condition	64
Capital Management	67
Risk Management	69
Critical Accounting Policies and Estimates	80
Glossary of Terms	82
Item 3. Quantitative and Qualitative Disclosures about Market Risk	91
Item 4. Controls and Procedures	91
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	92
Item 1A. Risk Factors	92
Item 5. Other Information	92
Item 6. Exhibits	93
SIGNATURES	94

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)

	September 30,	December 31,
	2017 (1)	2016 (2)
	(Unaudited)
ASSETS

Cash and cash equivalents (including cash pledged as collateral of $689,290 and $1,428,475, respectively) (3)	$867,840	$1,539,746
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $74,711,243 and $70,796,872, respectively)	85,889,131	75,589,873
Credit risk transfer securities (including pledged assets of $251,077 and $608,707, respectively)	582,938	724,722
Non-Agency mortgage-backed securities (including pledged assets of $670,425 and $1,064,603, respectively) (4)	1,227,235	1,401,307
Residential mortgage loans (including pledged assets of $723,705 and $314,746, respectively) (5)	895,919	342,289
Mortgage servicing rights (including pledged assets of $2,693 and $5,464, respectively)	570,218	652,216
Commercial real estate debt investments (including pledged assets of $3,866,629 and $4,321,739, respectively) (6)	3,869,110	4,321,739
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $482,822 and $506,997, respectively)	981,748	970,505
Commercial loans held for sale, net	-	114,425
Investments in commercial real estate	470,928	474,567
Corporate debt (including pledged assets of $432,460 and $592,871, respectively)	856,110	773,274
Interest rate swaps, at fair value	12,250	68,194
Other derivatives, at fair value	266,249	171,266
Receivable for investments sold	340,033	51,461
Accrued interest and dividends receivable	293,207	270,400
Other assets	353,708	333,063
Goodwill	71,815	71,815
Intangible assets, net	25,742	34,184
Total assets	$97,574,181	$87,905,046

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$69,430,268	$65,215,810
Other secured financing	3,713,256	3,884,708
Securitized debt of consolidated VIEs (7)	3,357,929	3,655,802
Participation sold	-	12,869
Mortgages payable	311,886	311,636
Interest rate swaps, at fair value	606,960	1,443,765
Other derivatives, at fair value	75,529	86,437
Dividends payable	326,425	305,674
Payable for investments purchased	5,243,868	65,041
Accrued interest payable	231,611	163,013
Accounts payable and other liabilities	121,231	184,319
Total liabilities	83,418,963	75,329,074
Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 7,412,500 authorized, 0 and 7,412,500 issued and outstanding, respectively	-	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,650,000 authorized, 12,000,000 issued and outstanding	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, issued and outstanding	287,500	287,500
6.95% Series F Cumulative Redeemable Preferred Stock: 32,200,000 and 0 authorized, 28,800,000 and 0 issued and outstanding, respectively	696,910	-
Common stock, par value $0.01 per share, 1,917,837,500 and 1,945,437,500 authorized, 1,088,083,794 and 1,018,913,249 issued and outstanding, respectively	10,881	10,189
Additional paid-in capital	16,377,805	15,579,342
Accumulated other comprehensive income (loss)	(640,149)	(1,085,893)
Accumulated deficit	(3,320,160)	(3,136,017)
Total stockholders’ equity	14,148,758	12,568,180
Noncontrolling interest	6,460	7,792
Total equity	14,155,218	12,575,972
Total liabilities and equity	$97,574,181	$87,905,046

(1)	As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 and in subsequent periods the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents and is currently reported as a reduction to interest rate swaps, at fair value. Balances reported prior to the effective date will not be adjusted.
(2)	Derived from the audited consolidated financial statements at December 31, 2016.
(3)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $40.0 million and $23.2 million at September 30, 2017 and December 31, 2016, respectively.
(4)
Includes $72.1 million and $88.6 million at September 30, 2017 and December 31, 2016, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(5)	Includes securitized residential mortgage loans of a consolidated VIE carried at fair value of $139.8 million and $165.9 million at September 30, 2017 and December 31, 2016, respectively.
(6)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.6 billion and $3.9 billion at September 30, 2017 and December 31, 2016, respectively.
(7)	Includes securitized debt of consolidated VIEs carried at fair value of $3.4 billion and $3.7 billion at September 30, 2017 and December 31, 2016, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income:
Interest income	$622,550	$558,668	$1,747,703	$1,403,929
Interest expense	268,937	174,154	689,643	474,356
Net interest income	353,613	384,514	1,058,060	929,573

Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps(1)	(88,211)	(124,572)	(288,837)	(402,809)
Realized gains (losses) on termination of interest rate swaps	-	1,337	(58)	(58,727)
Unrealized gains (losses) on interest rate swaps	56,854	256,462	28,471	(1,148,478)
Subtotal	(31,357)	133,227	(260,424)	(1,610,014)
Net gains (losses) on disposal of investments	(11,552)	14,447	(11,833)	25,307
Net gains (losses) on trading assets	154,208	162,981	140,104	370,050
Net unrealized gains (losses) on investments measured at fair value through earnings	(67,492)	29,675	(27,569)	(24,351)
Bargain purchase gain	-	72,576	-	72,576
Subtotal	75,164	279,679	100,702	443,582
Total realized and unrealized gains (losses)	43,807	412,906	(159,722)	(1,166,432)

Other income (loss):
Other income (loss)	28,282	29,271	90,793	13,226
Total other income (loss)	28,282	29,271	90,793	13,226

General and administrative expenses:
Compensation and management fee	41,993	38,709	120,193	111,754
Other general and administrative expenses	15,023	59,028	44,674	83,149
Total general and administrative expenses	57,016	97,737	164,867	194,903
Income (loss) before income taxes	368,686	728,954	824,264	(418,536)
Income taxes	1,371	(1,926)	2,019	(2,839)
Net income (loss)	367,315	730,880	822,245	(415,697)
Net income (loss) attributable to noncontrolling interest	(232)	(336)	(437)	(883)
Net income (loss) attributable to Annaly	367,547	731,216	822,682	(414,814)
Dividends on preferred stock (2)	30,355	22,803	77,301	58,787
Net income (loss) available (related) to common stockholders	$337,192	$708,413	$745,381	$(473,601)
Net income (loss) per share available (related) to common stockholders:
Basic	$0.31	$0.70	$0.72	$(0.50)
Diluted	$0.31	$0.70	$0.72	$(0.50)
Weighted average number of common shares outstanding:
Basic	1,072,566,395	1,007,607,893	1,037,033,076	953,301,855
Diluted	1,073,040,637	1,007,963,406	1,037,445,177	953,301,855
Dividends declared per share of common stock	$0.30	$0.30	$0.90	$0.90
Net income (loss)	$367,315	$730,880	$822,245	$(415,697)
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	195,251	18,237	397,600	1,519,874
Reclassification adjustment for net (gains) losses included in net income (loss)	15,367	(15,606)	48,144	(22,601)
Other comprehensive income (loss)	210,618	2,631	445,744	1,497,273
Comprehensive income (loss)	$577,933	$733,511	$1,267,989	$1,081,576
Comprehensive income (loss) attributable to noncontrolling interest	(232)	(336)	(437)	(883)
Comprehensive income (loss) attributable to Annaly	578,165	733,847	1,268,426	1,082,459
Dividends on preferred stock (2)	30,355	22,803	77,301	58,787
Comprehensive income (loss) attributable to common stockholders	$547,810	$711,044	$1,191,125	$1,023,672

(1)	Consists of interest expense on interest rate swaps.
(2)	Includes cumulative and undeclared dividends on the Company’s Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2017 and 2016
(dollars in thousands, except per share data)
(Unaudited)

	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	6.95% Series F Fixed-to- Floating Rate Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity	Noncontrolling interest	Total
BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$-	$-	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	-	(414,814)	(414,814)	-	(414,814)
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(883)	(883)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	-	1,519,874	-	1,519,874	-	1,519,874
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	-	(22,601)	-	(22,601)	-	(22,601)
Stock compensation expense	-	-	-	-	-	-	6,949	-	-	6,949	-	6,949
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	-	2	1,793	-	-	1,795	-	1,795
Buyback of common stock	-	-	-	-	-	(111)	(102,601)	-	-	(102,712)	-	(102,712)
Acquisition of subsidiary	-	-	-	287,500	-	939	996,768	-	-	1,285,207	-	1,285,207
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(924)	(924)
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	-	-	(10,944)	(10,944)	-	(10,944)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	-	-	(17,157)	(17,157)	-	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	-	-	(25,875)	(25,875)	-	(25,875)
Preferred Series E dividends, declared $0.477 per share	-	-	-	-	-	-	-	-	(4,811)	(4,811)	-	(4,811)
Common dividends declared, $0.90 per share	-	-	-	-	-	-	-	-	(857,223)	(857,223)	-	(857,223)
BALANCE, September 30, 2016	$177,088	$290,514	$445,457	$287,500	$-	$10,189	$15,578,677	$1,119,677	$(4,655,440)	$13,253,662	$8,141	$13,261,803
BALANCE, December 31, 2016	$177,088	$290,514	$445,457	$287,500	$-	$10,189	$15,579,342	$(1,085,893)	$(3,136,017)	$12,568,180	$7,792	$12,575,972
Net income (loss) attributable to Annaly	-	-	-	-	-	-	-	-	822,682	822,682	-	822,682
Net income (loss) attributable to noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(437)	(437)
Unrealized gains (losses) on available-for-sale securities	-	-	-	-	-	-	-	397,600	-	397,600	-	397,600
Reclassification adjustment for net (gains) losses included in net income (loss)	-	-	-	-	-	-	-	48,144	-	48,144	-	48,144
Stock compensation expense	-	-	-	-	-	-	1,276	-	-	1,276	-	1,276
Redemption of preferred stock	(177,088)	-	-	-	-	-	(8,224)	-	-	(185,312)	-	(185,312)
Net proceeds from direct purchase and dividend reinvestment	-	-	-	-	-	2	1,947	-	-	1,949	-	1,949
Net proceeds from issuance of common stock	-	-	-	-	-	690	803,464	-	-	804,154	-	804,154
Net proceeds from issuance of preferred stock	-	-	-	-	696,910	-	-	-	-	696,910	-	696,910
Equity contributions from (distributions to) noncontrolling interest	-	-	-	-	-	-	-	-	-	-	(895)	(895)
Preferred Series A dividends, declared $1.477 per share	-	-	-	-	-	-	-	-	(9,527)	(9,527)	-	(9,527)
Preferred Series C dividends, declared $1.430 per share	-	-	-	-	-	-	-	-	(17,157)	(17,157)	-	(17,157)
Preferred Series D dividends, declared $1.406 per share	-	-	-	-	-	-	-	-	(25,875)	(25,875)	-	(25,875)
Preferred Series E dividends, declared $1.430 per share	-	-	-	-	-	-	-	-	(16,441)	(16,441)	-	(16,441)
Common dividends declared, $0.90 per share	-	-	-	-	-	-	-	-	(937,825)	(937,825)	-	(937,825)
BALANCE, September 30, 2017	$-	$290,514	$445,457	$287,500	$696,910	$10,881	$16,377,805	$(640,149)	$(3,320,160)	$14,148,758	$6,460	$14,155,218

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$822,245	$(415,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	675,354	834,257
Amortization of Residential Mortgage Loans premiums and discounts, net	1,036	-
Amortization of securitized debt premiums and discounts, net	(813)	-
Amortization of commercial real estate investment premiums and discounts, net	(4,404)	(2,393)
Amortization of intangibles	6,965	10,446
Amortization of deferred financing costs	1,431	1,315
Amortization of net origination fees and costs, net	(3,791)	(3,925)
Depreciation expense	13,445	16,511
Bargain purchase gain	-	(72,576)
Net (gains) losses on sales of commercial real estate	(5,050)	(821)
Net (gains) losses on sales of commercial loans held for sale	3	72
Net (gains) losses on sales of Residential Investment Securities	14,263	(24,941)
Net (gains) losses on sales of residential mortgage loans	3,407	383
Net (gain) on sale of subsidiary	(790)	-
Stock compensation expense	1,276	6,949
Unrealized (gains) losses on interest rate swaps	(28,471)	1,148,478
Net unrealized (gains) losses on investments measured at fair value through earnings	27,569	24,351
Equity in net income from unconsolidated joint ventures	1,355	5,344
Distributions of cumulative earnings from unconsolidated joint venture	868	-
Net (gains) losses on trading assets	(140,104)	(370,050)
Proceeds from sale of commercial loans held for sale	114,422	134,253
Payments on purchase of residential mortgage loans	(211,009)	(73,370)
Proceeds from repayments from residential mortgage loans	196,258	107,648
Payment on purchase of corporate debt held for sale	(19,494)	-
Proceeds from sale of corporate debt held for sale	19,605	-
Proceeds from repurchase agreements of RCap	2,354,907,385	1,661,650,000
Payments on repurchase agreements of RCap	(2,350,682,385)	(1,662,100,000)
Proceeds from reverse repurchase agreements of RCap	50,280,000	48,390,000
Payments on reverse repurchase agreements of RCap	(50,280,000)	(48,390,000)
Net payments on derivatives	(732,998)	23,168
Net change in:
Due to / from brokers	(16)	-
Other assets	(30,371)	(72,800)
Accrued interest and dividends receivable	(17,322)	13,970
Accrued interest payable	68,598	15,729
Accounts payable and other liabilities	(43,936)	(23,162)
Net cash provided by (used in) operating activities	$4,954,531	$833,139

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(25,852,497)	(13,628,516)
Proceeds from sales of Residential Investment Securities	11,598,472	8,729,912
Principal payments on Residential Investment Securities	8,971,444	8,580,353
Purchase of MSRs	(11,081)	(127,489)
Payments on purchases of corporate debt	(374,358)	(324,863)
Principal payments on corporate debt	295,380	98,542
Purchases of commercial real estate debt investments	(40,904)	(76,862)
Purchase of securitized loans at fair value	-	(1,489,268)
Origination of commercial real estate investments, net	(324,581)	(204,184)
Proceeds from sale of commercial real estate investments	11,960	12,750
Principal payments on commercial real estate debt investments	182,792	71,116
Principal payments on securitized loans at fair value	352,475	106,786
Principal payments on commercial real estate investments	317,114	486,435
Purchase of investments in real estate	(947)	(2,043)
Investment in unconsolidated joint venture	(22,519)	(3,109)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,160	4,155
Payments on purchase of residential mortgage loans held for investment	(668,977)	(8,022)
Proceeds from repayments from residential mortgage loans held for investment	131,052	11,771
Purchase of equity securities	(2,104)	(88,062)
Proceeds from sales of equity securities	-	16,112
Cash acquired in business combination	-	41,697
Net payment from disposal of subsidiary	5,337	-
Net cash provided by (used in) investing activities	$(5,425,782)	$2,207,211

Statements continued on following page.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Cash flows from financing activities:
Proceeds from repurchase agreements	151,081,565	128,601,867
Principal payments on repurchase agreements	(151,092,107)	(133,021,365)
Proceeds from other secured financing	6,801	2,358,314
Payments on other secured financing	(178,325)	(434,458)
Proceeds from issuance of securitized debt	-	1,381,640
Principal repayments on securitized debt	(334,386)	(273,091)
Payment of deferred financing cost	(2,054)	(3,076)
Net proceeds from issuance of preferred stock	696,910	-
Redemption of preferred stock	(185,312)	-
Net proceeds from direct purchases and dividend reinvestments	1,949	1,795
Net proceeds from issuance of common stock	804,154	-
Principal payments on participation sold	(12,827)	(230)
Principal payments on mortgages payable	(54)	(7,500)
Contributions from noncontrolling interests	19	-
Distributions to noncontrolling interests	(914)	(926)
Net payment on share repurchase	-	(102,712)
Dividends paid	(986,074)	(927,678)
Net cash provided by (used in) financing activities	$(200,655)	$(2,427,420)
Net (decrease) increase in cash and cash equivalents	$(671,906)	$612,930
Cash and cash equivalents, beginning of period	1,539,746	1,769,258
Cash and cash equivalents, end of period	$867,840	$2,382,188
Supplemental disclosure of cash flow information:
Interest received	$2,460,097	$2,197,880
Dividends received	$3,774	$1,253
Interest paid (excluding interest paid on interest rate swaps)	$693,983	$441,121
Net interest paid on interest rate swaps	$264,965	$415,223
Taxes paid	$2,612	$858
Noncash investing activities:
Receivable for investments sold	$340,033	$493,839
Payable for investments purchased	$5,243,868	$454,237
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$445,744	$1,497,273
Noncash financing activities:
Dividends declared, not yet paid	$326,425	$269,111

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS
Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997. The Company is a leading diversified capital manager that invests in and finances residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations,  credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”), commercial real estate assets and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders through capital preservation, prudent selection of investments, and continuous management of its portfolio. The Company is externally managed by Annaly Management Company LLC (the “Manager”).
The Company’s investment groups are comprised of the following:
•	The Annaly Agency Group invests in Agency mortgage-backed securities collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
•	The Annaly Residential Credit Group invests in non-Agency residential mortgage assets within securitized product and whole loan markets.
•	The Annaly Commercial Real Estate Group (“ACREG”) originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
•	The Annaly Middle Market Lending Group (“AMML”) provides financing to private equity backed middle market businesses across the capital structure.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).
2.        BASIS OF PRESENTATION
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
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

Variable Interest Entities - The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in VIEs. A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter 2017 and in subsequent periods the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents. At September 30, 2017, $752.4 million of variation margin was reported as a reduction to interest rate swaps, at fair value. RCap Securities, Inc., the Company’s wholly-owned broker-dealer (“RCap”) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $689.3 million and $1.4 billion at September 30, 2017 and December 31, 2016, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value. A complete discussion of the methodology utilized by the Company to estimate the fair value of certain financial instruments is included in these Notes to Consolidated Financial Statements.
Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities, Agency Debentures, Non-Agency Mortgage-Backed Securities and Credit Risk Transfer Securities – The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of residential or multifamily mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”). These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in Agency debentures issued by the Federal Home Loan Banks, Freddie Mac and Fannie Mae, as well as CRT securities. CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. The Company also invests in non-Agency mortgage-backed securities such as those issued in non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.

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
The table below summarizes the interest income recognition methodology for Residential Investment Securities:
Interest Income Methodology
Agency
Fixed-rate pass-through (1)	Effective yield(3)
Adjustable-rate pass-through (1)	Effective yield(3)
Multifamily (1)	Contractual Cash Flows
Collateralized Mortgage Obligation (“CMO”) (1)	Effective yield(3)
Debentures (1)	Contractual Cash Flows
Interest-only (2)	Prospective
Residential Credit
CRT (2)	Prospective
Legacy (2)	Prospective
NPL/RPL (2)	Prospective
New issue (2)	Prospective
New issue interest-only (2)	Prospective

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

There was no real estate acquired in settlement of residential mortgage loans at September 30, 2017 or December 31, 2016. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

MSRs – MSRs represent the rights associated with servicing contracts obtained in connection with the Hatteras Acquisition or through the subsequent purchase of such rights from third parties with the intention of holding them as investments. The Company and its subsidiaries do not originate or directly service mortgage loans. Rather, the Company utilizes duly licensed subservicers to perform substantially all of the servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

Interest Rate Swap Agreements – Interest rate swap agreements are the primary instrument used to mitigate interest rate risk. In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps are fair valued using internal pricing models and compared to the DCO’s market values.

Swaptions – Swaptions are purchased or sold to mitigate the potential impact of increases or decreases in interest rates. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. They are not centrally cleared. The premium paid or received for swaptions is reported as an asset or liability in the Consolidated Statement of Financial Condition. The difference between the premium and the fair value of the swaption is reported in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received or paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The fair value of swaptions is estimated using internal pricing models and compared to the counterparty market value.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto. Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met. The Company and certain of its direct and indirect subsidiaries, including RCap and certain subsidiaries of ACREG and Hatteras, have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”). As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were necessary at September 30, 2017 and December 31, 2016.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments – The Company’s commercial real estate debt investments are comprised of commercial mortgage-backed securities and loans held by consolidated collateralized financing entities. Commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss), except for conduit commercial mortgage-backed securities for which the Company has elected to fair value through earnings to simplify the accounting. Management evaluates commercial mortgage-backed securities, excluding conduit commercial mortgage-backed securities, for other-than-temporary impairment at least quarterly. See the “Commercial Real Estate Investments” Note for additional information regarding the consolidated collateralized financing entities.
Commercial Real Estate Loans and Preferred Equity Interests (collectively referred to as “CRE Debt and Preferred Equity Investments”) – The Company’s commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for loan losses if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.

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

The Company evaluates whether real estate acquired in connection with a foreclosure, or deed in lieu of foreclosure, herein collectively referred to as a foreclosure, (“REO”) constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

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

The Company’s real estate portfolio (REO and real estate held for investment) is reviewed on a quarterly basis, or more frequently as necessary, to assess whether there are any indicators that the value of its operating real estate may be impaired or that its carrying value may not be recoverable. A property’s value is considered impaired if the Company’s estimate of the aggregate future undiscounted cash flows to be generated by the property is less than the carrying value of the property. In conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.
Revenue Recognition – Commercial Real Estate Investments – Interest income is accrued based on the outstanding principal amount of CRE Debt and Preferred Equity Investments and their contractual terms. Origination fees and costs, premiums or discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the lives of the CRE Debt and Preferred Equity Investments using the interest method.

Corporate Debt

Corporate Loans – The Company’s investments in corporate loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff. These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the interest method. These investments typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the significant majority of the Company’s investments in corporate debt have been funded term loans versus bonds.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three months ended September 30, 2017 and 2016.

Allowance for Losses – The Company evaluates the need for a loss reserve on its CRE Debt and Preferred Equity Investments and its corporate loans. A provision for losses related to CRE Debt and Preferred Equity Investments and corporate loans, including those accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the CRE Debt and Preferred Equity Investments as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers, verifies loan compliance packages, if applicable, and analyzes current results relative to budgets and sensitivities performed at inception of the investment. Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.

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
Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan, economic trends, both macro and those affecting the property specifically, and the supply and demand of competing projects in the sub-market in which each subject property is located. Management monitors the financial condition and operating results of its corporate borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.

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

The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing at September 30, 2017 and December 31, 2016. There were no allowances for loan losses at September 30, 2017 and December 31, 2016.
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
In addition, as part of the Hatteras Acquisition, each share of Hatteras’ 7.625% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share (the “Hatteras Preferred Stock”), that was outstanding immediately prior to the completion of the Hatteras Acquisition was converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company classified and designated as 7.625% Series E Cumulative Redeemable Preferred Stock, and which has rights, preferences, privileges and voting powers substantially the same as the Hatteras Preferred Stock.

The following table summarizes the aggregate consideration and fair value of the assets acquired and liabilities assumed recognized at the acquisition date.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5.              RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that was carried at fair value at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains (1)	Unrealized Losses (1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$73,190,164	$4,249,983	$(1,236)	$77,438,911	$267,534	$(854,518)	$76,851,927
Adjustable-rate pass-through	7,274,214	285,022	(2,608)	7,556,628	21,917	(74,739)	7,503,806
Interest-only	6,821,975	1,322,697	—	1,322,697	2,257	(203,082)	1,121,872
Multifamily	409,791	3,828	(424)	413,195	68	(1,737)	411,526
Total Agency investments	$87,696,144	$5,861,530	$(4,268)	$86,731,431	$291,776	$(1,134,076)	$85,889,131
Residential Credit
CRT	$534,608	$21,083	$(4,062)	$551,629	$31,954	$(645)	$582,938
Alt-A	200,757	667	(33,716)	167,708	12,143	(126)	179,725
Prime	235,851	371	(33,821)	202,401	18,257	(17)	220,641
Prime Interest-only	334,298	954	—	954	—	(42)	912
Subprime	597,658	1,885	(78,375)	521,168	46,750	(28)	567,890
NPL/RPL	104,936	86	(142)	104,880	420	(27)	105,273
Prime Jumbo (>= 2010 Vintage)	135,669	636	(3,980)	132,325	1,846	—	134,171
Prime Jumbo (>= 2010 Vintage) Interest-Only	1,037,547	16,174	—	16,174	2,449	—	18,623
Total residential credit investments	$3,181,324	$41,856	$(154,096)	$1,697,239	$113,819	$(885)	$1,810,173
Total Residential Investment Securities	$90,877,468	$5,903,386	$(158,364)	$88,428,670	$405,595	$(1,134,961)	$87,699,304

	December 31, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains (1)	Unrealized Losses (1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,759,317	$3,633,354	$(1,956)	$64,390,715	$228,430	$(1,307,771)	$63,311,373
Adjustable-rate pass-through	10,653,109	391,267	(4,081)	11,040,295	47,250	(53,795)	11,033,751
Interest-only	8,133,805	1,436,192	—	1,436,192	4,225	(195,668)	1,244,749
Total Agency investments	$79,546,231	$5,460,813	$(6,037)	$76,867,202	$279,905	$(1,557,234)	$75,589,873
Residential Credit
CRT	$690,491	$11,113	$(10,907)	$690,697	$34,046	$(21)	$724,722
Alt-A	173,108	1,068	(23,039)	151,137	3,721	(685)	154,173
Prime	248,176	287	(35,068)	213,395	7,050	(253)	220,192
Subprime	697,983	380	(96,331)	602,032	12,578	(1,061)	613,549
NPL/RPL	269,802	670	(209)	270,263	1,004	(429)	270,838
Prime Jumbo (>= 2010 Vintage)	129,453	852	(345)	129,960	267	(308)	129,919
Prime Jumbo (>= 2010 Vintage) Interest-Only	863,370	15,129	—	15,129	—	(2,493)	12,636
Total residential credit investments	$3,072,383	$29,499	$(165,899)	$2,072,613	$58,666	$(5,250)	$2,126,029
Total Residential Investment Securities	$82,618,614	$5,490,312	$(171,936)	$78,939,815	$338,571	$(1,562,484)	$77,715,902

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

The following table presents the Company’s Agency mortgage-backed securities portfolio concentration by issuing Agency at September 30, 2017 and December 31, 2016:

Investment Type	September 30, 2017	December 31, 2016
	(dollars in thousands)
Fannie Mae	$59,635,438	$51,658,391
Freddie Mac	26,189,947	23,858,110
Ginnie Mae	63,746	73,372
Total	$85,889,131	$75,589,873

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes the Company’s available-for-sale Residential Investment Securities at September 30, 2017 and December 31, 2016, according to their estimated weighted average life classifications:

	September 30, 2017		December 31, 2016
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$1,330,463	$1,344,966	$63,510	$61,775
Greater than one year through five years	16,173,212	16,164,913	12,626,932	12,666,394
Greater than five years through ten years	69,944,328	70,675,577	56,785,601	57,738,588
Greater than ten years	251,301	243,214	8,239,859	8,473,058
Total	$87,699,304	$88,428,670	$77,715,902	$78,939,815

The weighted average lives of the Agency mortgage-backed securities at September 30, 2017 and December 31, 2016 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 Months	$49,631,846	$(644,526)	1,230	$52,465,045	$(1,094,957)	1,368
12 Months or More	8,987,810	(286,468)	175	6,277,814	(266,609)	54
Total	$58,619,656	$(930,994)	1,405	$58,742,859	$(1,361,566)	1,422
(1)	Excludes interest-only mortgage-backed securities.

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

During the three and nine months ended September 30, 2017, the Company disposed of $6.8 billion and $11.4 billion of Residential Investment Securities, resulting in a net realized loss of $10.2 million and $14.3 million, respectively.

During the three and nine months ended September 30, 2016, the Company disposed of $3.8 billion and $9.1 billion of Residential Investment Securities, resulting in a net realized gain of $14.7 million and $24.9 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6.              RESIDENTIAL MORTGAGE LOANS

The table below presents the fair value and the unpaid principal balance of the residential mortgage loan portfolio at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Fair value	$895,919	$342,289
Unpaid principal balance	$878,574	$338,323

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 for these investments:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Net gains (losses) on disposal of investments	$(2,093)	$(383)	$(3,407)	$(383)
Net unrealized gains (losses) on investments measured at fair value through earnings	(725)	(493)	5,400	(493)
Net interest income	8,226	1,203	18,935	1,203
Total included in net income (loss)	$5,408	$327	$20,928	$327

The change in the fair value of the residential mortgage loans can be primarily attributed to changes in interest rates.

The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2017 and December 31, 2016, for the residential mortgage loans, including loans held in a securitization trust:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2017		December 31, 2016
Property Location	% of Balance	Property Location	% of Balance
California	52.8%	California	46.3%
Florida	10.3%	Texas	9.6%
New York	8.1%	Illinois	5.7%
All other (none individually greater than 5%)	28.8%	Florida	5.2%
		Washington	5.1%
		All other (none individually greater than 5%)	28.1%
Total	100.0%	Total	100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans held in a securitization trust, at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)		(dollars in thousands)
Unpaid principal balance	$2 - $3,677	$616	$22 - $1,905	$691
Interest rate	2.38% - 7.25%	4.37%	2.50% - 6.75%	3.72%
Maturity	8/1/2029 - 9/1/2047	10/9/2045	4/8/2044 - 11/1/2046	8/20/2045
FICO score at loan origination	620 - 828	754	665 - 814	761
Loan-to-value ratio at loan origination	14% - 105%	67%	24% - 90%	71%

At September 30, 2017 and December 31, 2016, approximately 78% and 85%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans held in a securitization trust, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

7.              MORTGAGE SERVICING RIGHTS

The Company invests in MSRs and elected to carry them at fair value. The following table presents activity related to MSRs for the three and nine months ended September 30, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Fair value, beginning of period	$605,653	$—	$652,216	$—
Obtained through Hatteras Acquisition	—	355,820	—	355,820
Purchases (1)	(30)	131,729	(27)	131,729
Other	10	—	10	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	(19,207)	26,254	(34,645)	26,254
Other changes, including realization of expected cash flows	(16,208)	(21,634)	(47,336)	(21,634)
Fair value, end of period	$570,218	$492,169	$570,218	$492,169

(1)	Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2)	Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and nine months ended September 30, 2017, the Company recognized $31.9 million and $99.7 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss). For the three and nine months ended September 30, 2016, the Company recognized $26.2 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
8.   COMMERCIAL REAL ESTATE INVESTMENTS

At September 30, 2017 and December 31, 2016, commercial real estate debt investments held for investment were comprised of the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

CRE Debt and Preferred Equity Investments

	September 30, 2017			December 31, 2016
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$583,630	$580,609	59.2%	$512,322	$510,071	52.6%
Mezzanine loans	392,988	392,159	39.9%	453,693	451,467	46.5%
Preferred equity	9,000	8,980	0.9%	9,000	8,967	0.9%
Total (3)	$985,618	$981,748	100.0%	$975,015	$970,505	100.0%

(1)	Carrying value includes unamortized origination fees of $3.9 million and $4.5 million at September 30, 2017 and December 31, 2016, respectively.
(2)	Based on outstanding principal.
(3)	Excludes loans held for sale, net.

	Nine months ended September 30, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	263,916	63,801	—	327,717
Principal payments	(192,608)	(124,506)	—	(317,114)
Amortization & accretion of (premium) discounts	(43)	28	—	(15)
Net (increase) decrease in origination fees	(2,531)	(605)	—	(3,136)
Amortization of net origination fees	1,804	1,974	13	3,791
Net carrying value	$580,609	$392,159	$8,980	$981,748

	December 31, 2016
	Senior Mortgages	Senior Securitized Mortgages(1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	211,318	—	62,390	—	273,708
Principal payments	(86,310)	(263,072)	(191,291)	(113,444)	(654,117)
Amortization & accretion of (premium) discounts	(136)	—	(178)	—	(314)
Net (increase) decrease in origination fees	(2,086)	—	(472)	—	(2,558)
Amortization of net origination fees	1,447	369	2,515	638	4,969
Net carrying value (2)	$510,071	$—	$451,467	$8,967	$970,505

(1)	Assets of consolidated VIE.
(2)	Excludes loans held for sale, net.

Internal CRE Debt and Preferred Equity Investment Ratings

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing at September 30, 2017 and December 31, 2016. Accordingly, no allowance for loan losses was deemed necessary at September 30, 2017 and December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2017
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$583,630	59.2%	$364,365	$115,075	$104,190	$—	$—	$—	$583,630
Mezzanine loans	392,988	39.9%	206,919	50,498	135,571	—	—	—	392,988
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$985,618	100.0%	$571,284	$165,573	$248,761	$—	$—	$—	$985,618

	December 31, 2016
	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$512,322	52.6%	$144,434	$243,448	$124,440	$—	$—	$—	$512,322
Mezzanine loans	453,693	46.5%	254,337	170,039	29,317	—	—	—	453,693
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$975,015	100.0%	$398,771	$413,487	$162,757	$—	$—	$—	$975,015

(1)	Excludes loans held for sale, net.

At September 30, 2017 and December 31, 2016, approximately 85% and 77%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.

Investments in Commercial Real Estate

There were no acquisitions of commercial real estate holdings during the three and nine months ended September 30, 2017. The Company sold one of its wholly-owned triple net leased properties during the nine months ended September 30, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.
The weighted average amortization period for intangible assets and liabilities at September 30, 2017 is 4.5 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$111,012	$112,675
Buildings and improvements	330,610	335,945
Subtotal	441,622	448,620
Less: accumulated depreciation	(44,998)	(34,221)
Total real estate held for investment, at amortized cost, net	396,624	414,399
Equity in unconsolidated joint ventures	74,304	60,168
Investments in commercial real estate, net	$470,928	$474,567

Depreciation expense was $4.0 million and $11.8 million for the three and nine months ended September 30, 2017, respectively. Depreciation expense was $5.0 million and $15.7 million for the three and nine months ended September 30, 2016, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for certain operating costs.
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2017 for consolidated investments in real estate are as follows:

September 30, 2017
(dollars in thousands)
2017 (remaining)	$7,704
2018	28,986
2019	25,519
2020	20,883
2021	16,715
Later years	32,051
$131,858

Mortgage loans payable at September 30, 2017  and December 31, 2016, were as follows:

September 30, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,278	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,286	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,018	11,025	3.58%	Fixed	6/6/2019	First liens
Nevada (1)	2,304	2,311	L + 200	Floating	12/29/2017	First liens
Total	$311,886	$314,811

(1)
The mortgage agreement contained an interest rate swap with an expiration date of March 29, 2017. Effective on March 29, 2017, the interest rate swap expired and the Company extended the maturity date of the mortgage debt to December 29, 2017.

December 31, 2016
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$285,993	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,261	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,015	11,025	3.58%	Fixed	6/6/2019	First liens
Nevada	2,367	2,365	L + 200	Floating (1)	3/29/2017	First liens
Total	$311,636	$314,865

(1)	Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments at September 30, 2017:

Mortgage Loan Principal Payments
(dollars in thousands)
2017 (remaining)	$2,311
2018	—
2019	23,375
2020	—
2021	—
Later years	289,125
Total	$314,811

On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County California. The Company previously classified the senior mortgage loan as held for sale. During the nine months ended September 30, 2017, the Company sold the remaining balance of $115.0 million ($114.4 million, net of origination fees) of the senior loan to unrelated third parties at carrying value. Accordingly, no gain or loss was recorded in connection with these sales.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

9.   CORPORATE DEBT

The Company invests in corporate loans and corporate debt securities through AMML
The industry and rate sensitivity dispersion of the portfolio as of September 30, 2017 and December 31, 2016 are as follows:

	Industry Dispersion
	September 30, 2017			December 31, 2016
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$—	$34,846	$34,846	$—	$32,067	$32,067
Coating, Engraving and Allied Services	—	63,643	63,643	—	—	—
Commercial Fishing	—	—	—	—	40,600	40,600
Computer Programming, Data Processing & Other Computer Related Services	—	149,005	149,005	—	146,547	146,547
Drugs	—	33,431	33,431	—	34,042	34,042
Electronic Components & Accessories	—	23,885	23,885	—	—	—
Groceries and Related Products	—	14,803	14,803	—	14,856	14,856
Grocery Stores	—	23,560	23,560	—	23,761	23,761
Home Health Care Services	—	23,893	23,893	—	39,205	39,205
Insurance Agents, Brokers and Services	4,604	72,555	77,159	4,391	73,267	77,658
Management and Public Relations Services	—	94,608	94,608	—	16,493	16,493
Medical and Dental Laboratories	—	25,990	25,990	—	17,292	17,292
Miscellaneous Business Services	—	19,754	19,754	84,486	—	84,486
Miscellaneous Equipment Rental and Leasing	—	19,651	19,651	—	—	—
Miscellaneous Health and Allied Services, not elsewhere classified	—	25,982	25,982	—	9,791	9,791
Miscellaneous Nonmetallic Minerals, except Fuels	—	25,931	25,931	—	24,688	24,688
Miscellaneous Plastic Products	—	9,978	9,978	—	27,036	27,036
Motor Vehicles and Motor Vehicle Parts and Supplies	—	12,230	12,230	—	12,319	12,319
Offices and Clinics of Doctors of Medicine	—	59,991	59,991	—	83,386	83,386
Offices and Clinics of Other Health Practitioners	—	7,397	7,397	—	—	—
Personnel Supply Services	—	—	—	—	36,921	36,921
Public Warehousing and Storage	—	40,900	40,900	—	—	—
Research, Development and Testing Services	—	17,732	17,732	—	17,744	17,744
Schools and Educational Services, not elsewhere classified	—	20,941	20,941	—	20,979	20,979
Surgical, Medical, and Dental Instruments and Supplies	—	12,961	12,961	—	13,403	13,403
Telephone Communications	—	17,839	17,839	—	—	—
Total	$4,604	$851,506	$856,110	$88,877	$684,397	$773,274

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
First lien loans	$542,776	$505,956
Second lien loans	308,730	178,441
Second lien notes	—	84,486
Subordinated notes	4,604	4,391
Total	$856,110	$773,274

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

10.   VARIABLE INTEREST ENTITIES

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion at settlement. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $1.3 billion and $1.2 billion, respectively, at September 30, 2017.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion at settlement. The Company was required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $0.7 billion and $0.7 billion, respectively, at September 30, 2017.

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion at settlement. The Company was required to consolidate the FREMF 2016-KLH1Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at September 30, 2017. FREMF 2015-KLSF, FREMF 2015-KF07 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

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

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to represent more faithfully the economics of its interests in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company applies the practical expedient fair value measurement under ASU 2014-13, whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The FREMF Trusts mortgage loans had an unpaid principal balance of $3.5 billion at September 30, 2017. At September 30, 2017, there are no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt at September 30, 2017 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt to third parties was $38.4 million at September 30, 2017.

In June 2016, a consolidated subsidiary of the Company entered into a $300.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has transferred corporate loans with a carrying amount of $432.5 million at September 30, 2017 that are pledged as collateral for this credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. As of September 30, 2017, the subsidiary had an intercompany receivable of $116.2 million, which eliminates upon consolidation and Other secured financing of $116.2 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $193.6 million at September 30, 2017, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Corporate debt.

The Company also owns variable interests in an entity that invests in MSRs and has structured its operations, funding and capitalization into pools of assets and liabilities referred to as a “silo.” Owners of variable interests in a given silo are entitled to all of the returns and risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo. In August 2017, the Company sold 100% of its voting interests in the entity, and entered into an agreement with the portfolio manager of the entity giving the Company the power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary of that silo.

The Company’s exposure to the obligations of its consolidated VIEs is generally limited to the Company’s investment in the VIEs of $1.0 billion at September 30, 2017. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gain or loss was recognized upon initial consolidation of the VIEs. Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silo
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$40,040
Commercial real estate debt investments	3,578,631	—	—
Residential mortgages loans	—	139,824	19,787
Mortgage servicing rights	—	—	570,218
Accrued interest receivable	10,407	713	—
Other assets	—	—	22,555
Total assets	$3,589,038	$140,537	$652,600
Liabilities
Securitized debt (non-recourse) at fair value	$3,319,381	$38,548	$—
Other secured financing	—	—	8,772
Other derivatives, at fair value	—	—	10
Accrued interest payable	4,934	88	—
Accounts payable and other liabilities	—	105	3,035
Total liabilities	$3,324,315	$38,741	$11,817

	December 31, 2016
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$23,198
Commercial real estate debt investments	3,890,807	—	—
Residential mortgages loans	—	165,869	8,309
Mortgage servicing rights	—	—	652,216
Accrued interest receivable	8,690	836	—
Other derivatives, at fair value	—	—	9
Other assets	138	—	35,540
Total assets	$3,899,635	$166,705	$719,272
Liabilities
Securitized debt (non-recourse) at fair value	$3,609,164	$46,638	$—
Other secured financing	—	—	3,825
Other derivatives, at fair value	—	—	9
Accrued interest payable	4,350	107	—
Accounts payable and other liabilities	—	662	14,007
Total liabilities	$3,613,514	$47,407	$17,841

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The statements of comprehensive income (loss) of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 are as follows:

	For the Three Months Ended September 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$28,841	$1,145	$514
Interest expense	15,791	282	121
Net interest income	13,050	863	393
Realized gain (loss) on disposal of investments	—	(229)	(1,430)
Net gains (losses) on trading assets	—	—	(19)
Net unrealized gains (losses) on investments measured at fair value through earnings	(2,256)	(20)	(36,226)
Other income (loss)	(6,073)	(89)	32,001
General and administration expenses	(1)	34	560
Net income (loss)	$4,722	$491	$(5,841)

	For the Nine Months Ended September 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$81,508	$3,685	$1,005
Interest expense	42,046	854	243
Net interest income	39,462	2,831	762
Realized gain (loss) on disposal of investments	—	(611)	(1,915)
Net gains (losses) on trading assets	—	—	(17)
Net unrealized gains (losses) on investments measured at fair value through earnings	2,833	1,682	(83,340)
Other income (loss)	(18,595)	(280)	99,927
General and administration expenses	—	71	2,500
Net income (loss)	$23,700	$3,551	$12,917

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs at September 30, 2017 are as follows:

FREMF Trusts			Residential Mortgage Loan Trust
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$541,210	15.4%	California	$63,283	46.0%
North Carolina	537,375	15.3%	Texas	15,401	11.2%
Maryland	499,495	14.2%	Illinois	9,781	7.1%
Virginia	329,250	9.4%	Washington	9,136	6.6%
Florida	303,796	8.6%	Florida	8,715	6.3%
New York	280,925	8.0%	Other (1)	31,130	22.8%
Pennsylvania	225,810	6.4%
Ohio	197,455	5.6%
Massachusetts	179,440	5.1%
Other (1)	417,681	12.0%
Total	$3,512,437	100.0%		$137,446	100.0%

(1)	No individual state greater than 5%.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Residential Investment Securities, interest rate swaps and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Fair value estimates for residential mortgage loans are generated by a discounted cash flow model and are primarily based on observable market-based inputs including discount rates, prepayment speeds, delinquency levels, and credit losses. Management reviews and indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

Futures contracts are valued using quoted prices for identical instruments in active markets and are classified as Level 1.

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

The Company classifies its investments in MSRs as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third-party pricing providers. Management reviews the valuations received from third-party pricing providers and uses them as a point of comparison to its internally modeled values. The valuation of MSRs requires significant judgment by management and the third-party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.

The following tables present the estimated fair values of financial instruments measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$85,889,131	$—	$85,889,131
Credit risk transfer securities	—	582,938	—	582,938
Non-Agency mortgage-backed securities	—	1,227,235	—	1,227,235
Residential mortgage loans	—	895,919	—	895,919
Mortgage servicing rights	—	—	570,218	570,218
Commercial real estate debt investments	—	3,869,110	—	3,869,110
Interest rate swaps	—	12,250	—	12,250
Other derivatives	206,431	59,818	—	266,249
Total assets	$206,431	$92,536,401	$570,218	$93,313,050
Liabilities:
Securitized debt of consolidated VIEs	$—	$3,357,929	$—	$3,357,929
Interest rate swaps	—	606,960	—	606,960
Other derivatives	31,642	43,887	—	75,529
Total liabilities	$31,642	$4,008,776	$—	$4,040,418

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$75,589,873	$—	$75,589,873
Credit risk transfer securities	—	724,722	—	724,722
Non-Agency mortgage-backed securities	—	1,401,307	—	1,401,307
Residential mortgage loans	—	342,289	—	342,289
Mortgage servicing rights	—	—	652,216	652,216
Commercial real estate debt investments	—	4,321,739	—	4,321,739
Interest rate swaps	—	68,194	—	68,194
Other derivatives	168,209	3,057	—	171,266
Total assets	$168,209	$82,451,181	$652,216	$83,271,606
Liabilities:
Securitized debt of consolidated VIEs	$—	$3,655,802	$—	$3,655,802
Interest rate swaps	—	1,443,765	—	1,443,765
Other derivatives	24,912	61,525	—	86,437
Total liabilities	$24,912	$5,161,092	$—	$5,186,004

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

	September 30, 2017		December 31, 2016
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average)	Unobservable Input (1)	(Weighted Average)
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	5.5% - 25.9% (11.3%)	Prepayment rate	5.1% - 18.8% (8.7%)
	Delinquency rate	0.0% - 11.0% (2.1%)	Delinquency rate	0.0% - 10.0% (2.3%)
	Cost to service	$84 - $170 ($102)	Cost to service	$83 - $152 ($100)

(1)	Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

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
Estimates of fair value of corporate debt require the use of judgments and inputs including, but not limited to, the enterprise value of the borrower (i.e., an estimate of the total fair value of the borrower’s debt and equity), the nature and realizable value of any collateral, the borrower’s ability to make payments when due and its earnings history. Management also considers factors that affect the macro and local economic markets in which the borrower operates.

The fair value of fixed-rate repurchase agreements with remaining maturities greater than one year or with embedded optionality are valued as structured notes, with term to maturity, LIBOR rates and the Treasury curve being primary determinants of estimated fair value.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes the estimated fair value for financial assets and liabilities at September 30, 2017 and December 31, 2016.

		September 30, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents (1)	1	$867,840	$867,840	$1,539,746	$1,539,746
Agency mortgage-backed securities	2	85,889,131	85,889,131	75,589,873	75,589,873
Credit risk transfer securities	2	582,938	582,938	724,722	724,722
Non-Agency mortgage-backed securities	2	1,227,235	1,227,235	1,401,307	1,401,307
Residential mortgage loans	2	895,919	895,919	342,289	342,289
Mortgage servicing rights	3	570,218	570,218	652,216	652,216
Commercial real estate debt investments	2	3,869,110	3,869,110	4,321,739	4,321,739
Commercial real estate debt and preferred equity, held for investment	3	981,748	985,543	970,505	968,824
Commercial loans held for sale, net	3	—	—	114,425	114,425
Corporate debt (2)	2	856,110	858,949	773,274	776,310
Interest rate swaps (1)	2	12,250	12,250	68,194	68,194
Other derivatives	1,2	266,249	266,249	171,266	171,266
Financial liabilities:
Repurchase agreements	1,2	$69,430,268	$69,432,478	$65,215,810	$65,256,505
Other secured financing	1,2	3,713,256	3,713,652	3,884,708	3,885,430
Securitized debt of consolidated VIEs	2	3,357,929	3,357,929	3,655,802	3,655,802
Participation sold	2	—	—	12,869	12,827
Mortgage payable	3	311,886	315,141	311,636	312,442
Interest rate swaps (1)	2	606,960	606,960	1,443,765	1,443,765
Other derivatives	1,2	75,529	75,529	86,437	86,437

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

(2)	Includes a held-to-maturity debt security carried at amortized cost of $84.5 million, with a fair value of $87.8 million, at December 31, 2016. The bond was repaid in April 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

12.   SECURED FINANCING

The Company had outstanding $69.4 billion and $65.2 billion of repurchase agreements with weighted average borrowing rates of 1.88% and 1.64%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 65 days and 96 days at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	September 30, 2017
	Agency Mortgage- backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Commercial Mortgage- backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	32,663,775	157,200	335,915	—	19,539	33,176,429	1.34%
30 to 59 days	6,574,730	7,261	—	—	6,248	6,588,239	1.34%
60 to 89 days	15,758,297	28,886	86,275	—	—	15,873,458	1.39%
90 to 119 days	3,306,328	—	—	—	—	3,306,328	1.40%
Over 120 days (1)	10,128,572	—	—	357,242	—	10,485,814	1.48%
Total	$68,431,702	$193,347	$422,190	$357,242	$25,787	$69,430,268	1.38%

	December 31, 2016
	Agency Mortgage- backed Securities	CRTs	Non-Agency Mortgage-backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	—
2 to 29 days	29,657,705	358,972	377,366	—	30,394,043	0.87%
30 to 59 days	11,373,300	80,139	241,360	—	11,694,799	1.10%
60 to 89 days	6,966,827	13,914	101,491	—	7,082,232	1.14%
90 to 119 days	2,063,561	—	—	—	2,063,561	0.89%
Over 120 days (1)	13,646,308	—	—	334,867	13,981,175	1.47%
Total	$63,707,701	$453,025	$720,217	$334,867	$65,215,810	1.07%

(1) Approximately 3% and 7% of the total repurchase agreements had a remaining maturity over 1 year at September 30, 2017 and December 31, 2016, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2017		December 31, 2016
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$1,875,000	$71,305,268	$400,000	$65,615,810
Amounts Offset	(1,875,000)	(1,875,000)	(400,000)	(400,000)
Netted Amounts	$—	$69,430,268	$—	$65,215,810

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. At September 30,
2017, $3.5 billion of the advances from the FHLB Des Moines extends beyond three years and $90.0 million matures between one to three years. At December 31, 2016, $3.6 billion matured beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 1.41% and 0.76% at September 30, 2017 and December 31, 2016, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of  $77.6 billion and $236.2 million, respectively, at September 30, 2017 and $74.3 billion and $229.2 million, respectively, at December 31, 2016.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below summarizes fair value information about our derivative assets and liabilities at September 30, 2017 and December 31, 2016:

Derivatives Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$12,250	$68,194
Interest rate swaptions	Other derivatives, at fair value	37,037	—
TBA derivatives	Other derivatives, at fair value	22,641	2,774
Futures contracts	Other derivatives, at fair value	206,431	168,209
Purchase commitments	Other derivatives, at fair value	123	283
Credit derivatives	Other derivatives, at fair value	17	—
		$278,499	$239,460
Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$606,960	$1,443,765
TBA derivatives	Other derivatives, at fair value	40,876	60,972
Futures contracts	Other derivatives, at fair value	31,642	24,912
Purchase commitments	Other derivatives, at fair value	221	553
Credit derivatives	Other derivatives, at fair value	2,790	—
		$682,489	$1,530,202

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2017 and December 31, 2016:

September 30, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 to 3 years	$8,617,000	1.72%	1.36%	2.45
>3 to 6 years	10,609,050	2.17%	1.31%	4.59
>6 to 10 years	9,805,000	2.41%	1.40%	7.74
Greater than 10 years	3,826,400	3.65%	1.28%	18.72
Total / Weighted Average	$32,857,450	2.27%	1.35%	6.44

December 31, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 to 3 years	$3,444,365	1.37%	1.00%	2.71
>3 to 6 years	10,590,000	1.92%	0.99%	3.94
>6 to 10 years	8,206,900	2.35%	1.10%	7.82
Greater than 10 years	3,634,400	3.70%	0.83%	18.36
Total / Weighted Average	$25,875,665	2.22%	1.02%	6.87

(1) There were no forward starting swaps at September 30, 2017 and December 31, 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents swaptions outstanding at September 30, 2017. There were no swaptions at December 31, 2016.

September 30, 2017	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$4,000,000	2.57%	3M LIBOR	9.96	6.88

The following table summarizes certain characteristics of the Company’s TBA derivatives at September 30, 2017 and December 31, 2016:

September 30, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,960,000	$20,844,380	$20,826,145	$(18,235)

December 31, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$11,223,000	$11,495,514	$11,437,316	$(58,198)

The following table summarizes certain characteristics of the Company’s futures derivatives at September 30, 2017 and December 31, 2016 :

	September 30, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(17,080,875)	2.00
U.S. Treasury futures - 5 year	—	(4,217,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(4,646,000)	7.03
Total	$—	$(25,944,275)	3.29

	December 31, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(14,968,250)	2.00
U.S. Treasury futures - 5 year	—	(1,697,200)	4.42
U.S. Treasury futures - 10 year and greater	—	(2,250,000)	8.39
Total	$—	$(18,915,450)	2.98

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value (1)	$12,250	$(10,998)	$—	$1,252
Interest rate swaptions, at fair value	37,037	—	—	37,037
TBA derivatives, at fair value	22,641	(20,688)	—	1,953
Futures contracts, at fair value	206,431	(31,642)	—	174,789
Purchase commitments	123	—	—	123
Credit derivatives	17	(17)	—	—
Liabilities:
Interest rate swaps, at fair value (1)	$606,960	$(10,998)	$—	$595,962
TBA derivatives, at fair value	40,876	(20,688)	—	20,188
Futures contracts, at fair value	31,642	(31,642)	—	—
Purchase commitments	221	—	—	221
Credit derivatives	2,790	(17)	(300)	2,473

	December 31, 2016
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$68,194	$(68,194)	$—	$—
TBA derivatives, at fair value	2,774	(2,172)	—	602
Futures contracts, at fair value	168,209	(24,912)	—	143,297
Purchase commitments	283	—	—	283
Liabilities:
Interest rate swaps, at fair value	$1,443,765	$(68,194)	$(768,877)	$606,694
TBA derivatives, at fair value	60,972	(2,172)	—	58,800
Futures contracts, at fair value	24,912	(24,912)	—	—
Purchase commitments	553	—	—	553

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

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Three Months Ended:
September 30, 2017	$(88,211)	$—	$56,854
September 30, 2016	$(124,572)	$1,337	$256,462
Nine Months Ended:
September 30, 2017	$(288,837)	$(58)	$28,471
September 30, 2016	$(402,809)	$(58,727)	$(1,148,478)

(1)	Interest expense related to the Company’s interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$110,067	$29,728	$139,795
Net interest rate swaptions	—	(9,137)	(9,137)
Futures	(70,054)	92,784	22,730
Purchase commitments	—	(108)	(108)
Credit derivatives	495	433	928
Total			$154,208

Three Months Ended September 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$174,086	$(78,677)	$95,409
Net interest rate swaptions	4,180	93	4,273
Futures	(47,035)	110,218	63,183
Purchase commitments	—	116	116
Total			$162,981

Nine Months Ended September 30, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$215,529	$39,964	$255,493
Net interest rate swaptions	—	(19,574)	(19,574)
Futures	(128,478)	31,492	(96,986)
Purchase commitments	—	165	165
Credit derivatives	632	356	988
Total			$140,086

Nine Months Ended September 30, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives (1)	$492,450	$66,376	$558,826
Net interest rate swaptions	4,180	93	4,273
Futures	(169,716)	(23,465)	(193,181)
Purchase commitments	—	116	116
Total			$370,034

(1)    Includes options on TBA contracts.

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange (“NYSE”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at September 30, 2017 was approximately $416.3 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

14. COMMON STOCK AND PREFERRED STOCK

At September 30, 2017, the Company’s authorized shares of capital stock, par value of $0.01 per share, consisted of 1,917,837,500 shares classified as common stock, 7,412,500 shares classified as 7.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), 12,650,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 11,500,000 shares classified as 7.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) and 32,200,000 shares classified as 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”).

(A)  Common Stock

At September 30, 2017 and December 31, 2016, the Company had issued and outstanding 1,088,083,794 and 1,018,913,249 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the nine months ended September 30, 2017 and 2016.

In July 2016, the Company issued 93.9 million shares of common stock as part of the consideration for the Hatteras Acquisition.

During the three months ended September 30, 2017, the Company closed the public offering of an original issuance of 60,000,000 shares of common stock for gross proceeds of approximately $709.8 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 9,000,000 shares of common stock, which the underwriters exercised in full resulting in an additional $106.5 million in gross proceeds before deducting offering expenses.

During the nine months ended September 30, 2017, the Company raised $1.9 million, by issuing 169,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program. During the nine months ended September 30, 2016, the Company raised $1.8 million, by issuing 172,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program.
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

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Rcap Securities, Inc. (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2017 and 2016.

(B)  Preferred Stock

On August 25, 2017, the Company redeemed all 7,412,500 of its issued and outstanding shares of Series A Preferred Stock for $187.5 million. The cash redemption amount for each share of Series A Preferred Stock was $25.00 plus accrued and unpaid dividends to, and including, the redemption date of August 25, 2017. At December 31, 2016, the Company had issued and outstanding 7,412,500 shares of Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock was entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock was entitled to receive any dividends.

At September 30, 2017 and December 31, 2016, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2017, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

At September 30, 2017 and December 31, 2016, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.5% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through September 30, 2017, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At September 30, 2017 and December 31, 2016, the Company had issued and outstanding 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared).
The Series E Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series E Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 27, 2017 (subject to the Company’s right under limited circumstances to redeem the Series E Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series E Preferred Stock was issued in July 2016 as part of the Hatteras Acquisition. Refer to the “Acquisition of Hatteras” Note for additional information. Through September 30, 2017, the Company had declared and paid all required quarterly dividends on the Series E Preferred Stock.

During the three months ended September 30, 2017, the Company issued 28,800,000 shares of its 6.95% Series F Preferred Stock, liquidation preference of $25.00 per share, for gross proceeds of $720.0 million before deducting the underwriting discount and other estimated offering expenses. The Series F Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing from and including the original issue date to, but excluding September 30, 2022, at a fixed rate equal to 6.95% per annum of the $25.00 liquidation preference, and from and including September 30, 2022, at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum.

The Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock rank senior to the common stock of the Company.

(C)  Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$937,825	$857,223
Distributions declared per common share	$0.90	$0.90
Distributions paid to common stockholders after period end	$326,425	$269,111
Distributions paid per common share after period end	$0.30	$0.26
Date of distributions paid to common stockholders after period end	October 31, 2017	October 31, 2016
Dividends declared to Series A Preferred stockholders	$9,527	$10,944
Dividends declared per share of Series A Preferred Stock	$1.477	$1.477
Dividends declared to Series C Preferred stockholders	$17,157	$17,157
Dividends declared per share of Series C Preferred Stock	$1.430	$1.430
Dividends declared to Series D Preferred stockholders	$25,875	$25,875
Dividends declared per share of Series D Preferred Stock	$1.406	$1.406
Dividends declared to Series E Preferred stockholders	$16,441	$4,811
Dividends declared per share of Series E Preferred Stock	$1.430	$0.477

Cumulative and undeclared dividends on the Company’s Series F Preferred stock were $8.3 million and zero for the nine months ended September 30, 2017 and 2016, respectively.

15.              INTEREST INCOME AND INTEREST EXPENSE

The table below presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income:	(dollars in thousands)
Residential Investment Securities	$540,436	$493,226	$1,515,654	$1,203,793
Residential mortgage loans	8,509	1,608	19,790	1,608
Commercial investment portfolio (1)	67,790	61,240	200,288	191,005
Reverse repurchase agreements	5,815	2,594	11,971	7,523
Total interest income	622,550	558,668	1,747,703	1,403,929
Interest expense:
Repurchase agreements	237,669	154,083	607,910	423,150
Securitized debt of consolidated VIEs	16,072	12,046	42,899	32,305
Participation sold	—	157	195	472
Other	15,196	7,868	38,639	18,429
Total interest expense	268,937	174,154	689,643	474,356
Net interest income	$353,613	$384,514	$1,058,060	$929,573

(1) Includes commercial real estate debt, preferred equity and corporate debt.

16.              GOODWILL

At September 30, 2017 and December 31, 2016, goodwill totaled $71.8 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

17.   NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands, except per share data)
Net income (loss)	$367,315	$730,880	$822,245	$(415,697)
Net income (loss) attributable to noncontrolling interest	(232)	(336)	(437)	(883)
Net income (loss) attributable to Annaly	367,547	731,216	822,682	(414,814)
Dividends on preferred stock (1)	30,355	22,803	77,301	58,787
Net income (loss) available (related) to common stockholders	$337,192	$708,413	$745,381	$(473,601)
Weighted average shares of common stock outstanding-basic	1,072,566,395	1,007,607,893	1,037,033,076	953,301,855
Add: Effect of stock awards, if dilutive	474,242	355,513	412,101	—
Weighted average shares of common stock outstanding-diluted	1,073,040,637	1,007,963,406	1,037,445,177	953,301,855
Net income (loss) per share available (related) to common share:
Basic	$0.31	$0.70	$0.72	$(0.50)
Diluted	$0.31	$0.70	$0.72	$(0.50)

(1) Includes cumulative and undeclared dividends on the Company’s Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

Options to purchase 0.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and nine months ended September 30, 2017.

Options to purchase 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and nine months ended September 30, 2016.

18. LONG-TERM STOCK INCENTIVE PLAN

The Company maintains the 2010 Equity Incentive Plan (the “Plan”), which authorizes the Compensation Committee of the Board to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan. The Company had previously adopted a long-term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”). The Prior Plan authorized the Compensation Committee of the Board to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares. No further awards will be made under the Prior Plan, although existing awards remain effective.

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Nine Months Ended
	September 30, 2017		September 30, 2016
	Number of Shares	Exercise Price	Number of Shares	Exercise Price
Options outstanding at the beginning of period	1,125,625	$15.43	1,168,775	$15.34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(117,000)	15.85	(6,400)	14.69
Expired	(199,500)	15.74	(36,750)	12.90
Options outstanding at the end of period	809,125	$15.29	1,125,625	$15.43
Options exercisable at the end of period	809,125	$15.29	1,125,625	$15.43

The weighted average remaining contractual term was approximately 1.0 year and 1.7 years for stock options outstanding and exercisable at September 30, 2017 and 2016, respectively.

At September 30, 2017 and 2016, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

19. INCOME TAXES

For the three months ended September 30, 2017 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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

During the three and nine months ended September 30, 2017, the Company recorded $1.4 million and $2.0 million of income tax expense, respectively, attributable to its TRSs. During the three and nine months ended September 30, 2016, the Company recorded $1.9 million and $2.8 million of income tax benefit, respectively, attributable to its TRSs.

The Company’s federal, state and local tax returns from 2014 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

20.  LEASE COMMITMENTS AND CONTINGENCIES

Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in
July 2014 and expires in September 2025. The lease expense for each of the three months ended September 30, 2017 and 2016 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $30.0 million.

The following table details the future lease payments:

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2017 (remaining)	$891
2018	3,565
2019	3,565
2020	3,652
2021	3,862
Later years	14,480
Total	$30,015

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2017 and December 31, 2016.

21. RISK MANAGEMENT

The primary risks to the Company are liquidity, investment/market risk and credit risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with interest bearing liabilities, by affecting the spread between the interest earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral pledges or liquidation of some of the existing collateral to reduce borrowing levels.

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

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities, issued by Freddie Mac and Fannie Mae, is guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities is backed by the full faith and credit of the U.S. government. Principal and interest on Agency debentures is guaranteed by the Agency issuing the debenture. The majority of the Company’s Agency mortgage-backed securities have an actual or implied “AAA” rating.

The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, CRT securities, other non-Agency mortgage-backed securities, residential mortgage loans, and corporate debt. MSR values may also be adversely impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

22.   RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. At September 30, 2017, RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, at September 30, 2017 was $394.8 million with excess net capital of $394.5 million.

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
For the three months ended September 30, 2017 and 2016, the compensation and management fee was $42.0 million and $38.7 million, respectively. For the nine months ended September 30, 2017 and 2016, the compensation and management fee was $120.2 million and $111.8 million, respectively. At September 30, 2017 and December 31, 2016, the Company had amounts payable to the Manager of $13.8 million and $11.2 million, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

24.   SUBSEQUENT EVENTS

On October 11, 2017, the Company closed the public offering of an original issuance of 65,000,000 shares of common stock for gross proceeds of $780.0 million before deducting underwriting discounts and estimated offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 9,750,000 shares of common stock, which the underwriters partially exercised. On October 13, 2017, the Company closed the sale of an additional 6,450,700 shares of common stock pursuant to the underwriters’ overallotment option for additional gross proceeds of $77.4 million before deducting underwriting discounts and estimated offering expenses.

On October 31, 2017, the Company filed Articles Supplementary (the “Articles Supplementary”) to the Charter of the Company (the “Charter”) with the State Department of Assessments and Taxation of Maryland, which Articles Supplementary were accepted for record. The Articles Supplementary reclassified and designated (1) 7,412,500 authorized but unissued shares of the Company’s Series A Preferred
Stock, $0.01 par value per share, without designation as to series or class, as shares of undesignated common stock, $0.01 par value per share (the “Common Stock”), of the Company; (2) 650,000 authorized but unissued shares of the Company’s Series C Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock; and (3) 3,400,000 authorized but unissued shares of the Company’s Series F Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock.

Following the filing of the Articles Supplementary, the total number of shares of capital stock which the Company has authority to issue is 2,000,000,000, consisting of 1,929,300,000 shares of Common Stock; 12,000,000 shares Series C Preferred Stock; 18,400,000 shares of Series D Preferred Stock, $0.01 par value per share; 11,500,000 shares of Series E Preferred Stock, $0.01 par value per share; and 28,800,000 shares of Series F Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the SEC or the Commission), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; our ability to grow our middle market lending business, credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in mortgage servicing rights (or MSRs); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a real estate investment trust (or REIT) for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent Annual Report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Overview

We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders through capital preservation, prudent selection of investments, and continuous management of our portfolio. We are a Maryland corporation that has elected to be taxed as a REIT. We are externally managed by Annaly Management Company LLC (or Manager). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

Our investment groups are comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (or MBS) collateralized by residential mortgages which are guaranteed by Fannie Mae. Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests in non-Agency residential mortgage assets within securitized products and residential mortgage loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity backed middle market businesses across the capital structure.

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

Business Environment

Our portfolio activity during the three months ended September 30, 2017 focused on deploying the capital from our common and preferred equity raises. Given that Agency option-adjusted spreads had reached their widest levels since 2013 in the early part of the summer and were attractive relative to credit, much of the capital deployed went into Agency MBS. In turn, Agency MBS performed strongly during the quarter, helping to achieve a robust economic return over the period. Meanwhile, we continue in our disciplined approach to grow our credit businesses. We have avoided investment opportunities where we are uncomfortable with credit fundamentals or credit protection and chose to compete in areas where we have a distinctive advantage, for example through our business partnerships in the whole loan area, where we remain comfortable with current residential housing fundamentals. We expect interest rate markets to remain largely range bound going forward as the gradual monetary policy tightening currently undertaken by the Federal Reserve (or Fed) is partially offset by a continued low inflation environment and monetary policy accommodation from other central banks around the globe.

Economic Environment

Economic growth picked up slightly in the three months ended September 30, 2017, though remained roughly in line with post-crisis averages. Economic growth, as measured by real gross domestic product (or GDP), increased to 3.0% in the three months ended September 30, 2017, to make year-to-date growth an annualized 2.4% according to the Bureau of Economic Analysis. This growth pace compares favorably to 2016 of 1.8% and is slightly above the seven year average of 2.1%. Consumption growth remains moderate, contributing 1.6% to GDP in the three months ended September 30, 2017, driven by auto replacement in the wake of the devastating hurricane. Meanwhile, non-residential investment continued its strong year in the three months ended September 30, 2017 to contribute 0.5% to growth in spite of hurricanes, which temporarily disrupted company investment in non-residential structures. The breadth of equipment investment, contributing 0.5% to GDP for consecutive quarters for the first time since late 2014, is a positive sign for future productivity growth. Residential investment declined again in the three months ended September 30, 2017, subtracting 0.2% after providing a 0.3% reduction in the second quarter of 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. Employment continued to improve in the three months ended September 30, 2017, most notably with the unemployment rate falling to the Fed’s revised-lower year-end projection of 4.2% in September 2017 from 4.4% in June 2017, according to the Bureau of Labor Services. The economy added 91,000 jobs per month in the three months ended September 30, 2017, compared to 187,000 per month in the second quarter of 2017. The primary reason for this slowdown was the loss of food services jobs in September 2017 due to the impact of Hurricane Irma on Florida. This trend is expected to reverse in the October report, with the underlying trend remaining intact, with business confidence high and signaling strong labor demand. Wage growth, as measured by the year-over-year change in Average Hourly Earnings, improved in the three months ended September 30, 2017 to 2.9% as of September 2017 compared to 2.5% in June 2017, returning to the recent peak seen in December 2016. At the Fed meeting on September 19-20, 2017 the Fed forecasted that the unemployment rate would decline to 4.3% by year-end, then slightly lower to 4.1% in 2018 and 2019, a forecast already undershot this year with potential for an improved forecast at the Fed’s December 12-13, 2017 meeting.

Inflation remained below the Fed’s 2.0% target through August 2017, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (or PCE), as inflation weakness appeared broad-based. The headline PCE measure remained at 1.4% year-over-year in August 2017, down significantly from 2.2% as recently as February 2017. The more stable core PCE measure, which excludes volatile food and energy prices, dropped over the quarter, at 1.3% year-over-year in August 2017, compared to 1.5% in June 2017 and a recent peak of 1.9% in January 2017. The Fed expects a moderate rise in inflation in both the PCE and core PCE measures to 1.6% and 1.5% year-over-year, respectively, by the fourth quarter of 2017, before rising to its target of 1.9% in the fourth quarter of 2018, then to its target of 2.0% by the end of 2019.
Throughout the three months ended September 30, 2017, the Federal Open Market Committee (or FOMC) aimed to support its dual mandate by keeping its target for the federal funds rate at accommodative levels, while taking the historic step to gradually reduce the size of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC decided to keep the target rate at 1.00-1.25% at its July and September 2017 meetings as the Committee analyzed incoming data which appeared to show a weaker inflation trend in spite of generally healthy labor markets. The FOMC’s Summary of Economic Projections, wherein members reveal their economic and policy projections, showed few changes, with the median forecast continuing to expect one additional interest rate hike in 2017 and three in 2018, though the FOMC downgraded their expectation for 2019 interest rate hikes from 3-4 to 2-3 and lowered the longer-run target rate forecast to 2.8% from 3.0%. At the September 19-20, 2017 meeting, the FOMC officially announced the initiation of their plan to gradually cease reinvestments to begin in October 2017. The program will involve caps on runoff amounts, to begin at $6.0 billion per month for U.S. Treasury securities and $4.0 billion per month for Agency mortgage-backed securities, to be increased by the same amounts every three months until reaching a max monthly runoff level of $30.0 billion and $20.0 billion, respectively.

During the three months ended September 30, 2017, the 10-year U.S. Treasury was largely range-bound at similar yields to the second quarter of 2017, as markets remained in a low volatility environment with no major risk events. Yields remained between 2.04% and 2.39% throughout the quarter as investors were well-prepared for the Fed’s balance sheet runoff announcement and noted economic progress in spite of low inflation readings. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, rebounded as core inflation readings stabilized, with the longer-dated 5-year, 5-year forward breakeven rising from 1.86% to 1.95% by quarter-end. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury, declined significantly in the three months ended September 30, 2017, according to Bloomberg, reflecting strong supply-demand dynamics and a market prepared for the Fed’s balance sheet runoff.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following table presents interest rates at each date presented:

	September 30, 2017	December 31, 2016	September 30, 2016
30-Year mortgage current coupon	2.97%	3.13%	2.36%
Mortgage basis	63 bps	68 bps	77 bps
10-Year U.S. Treasury rate	2.33%	2.44%	1.59%
LIBOR:
1-Month	1.23%	0.77%	0.53%
6-Month	1.51%	1.32%	1.24%

Financial Regulatory Reform

Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy. It is difficult to predict the ultimate outcomes of legislative and other regulatory efforts. We continue to monitor these developments and to evaluate the potential impact on our businesses.

Income Tax Reform

The U.S. House of Representatives Committee on Ways and Means released draft legislation under the Tax Cuts and Jobs Act on November 2, 2017 in an effort to reform the U.S. federal income tax regime. It is difficult to ascertain what points would be included in a final legislative package or whether the legislation will pass at all. We continue to monitor the legislative process and what effect it may have on our businesses, our competitors and the economic environment.
Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk factors” of our most recent annual report on Form 10-K.

This Management’s Discussion and Analysis section contains analysis and discussion of both U.S. generally accepted accounting principles (or GAAP) and non-GAAP measurements. To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide non-GAAP financial measures to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers.

Please refer to the “Non-GAAP Financial Measures” section for additional information.

Net Income (Loss) Summary

The following table presents summarized financial information related to our results of operations as of and for the three and nine months ended September 30, 2017 and 2016.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands, except per share data)
Interest income	$622,550	$558,668	$1,747,703	$1,403,929
Interest expense	268,937	174,154	689,643	474,356
Net interest income	353,613	384,514	1,058,060	929,573
Realized and unrealized gains (losses)	43,807	412,906	(159,722)	(1,166,432)
Other income (loss)	28,282	29,271	90,793	13,226
Less: General and administrative expenses	57,016	97,737	164,867	194,903
Income (loss) before income taxes	368,686	728,954	824,264	(418,536)
Income taxes	1,371	(1,926)	2,019	(2,839)
Net income (loss)	367,315	730,880	822,245	(415,697)
Net income (loss) attributable to noncontrolling interest	(232)	(336)	(437)	(883)
Net income (loss) attributable to Annaly	367,547	731,216	822,682	(414,814)
Dividends on preferred stock (1)	30,355	22,803	77,301	58,787
Net income (loss) available (related) to common stockholders	$337,192	$708,413	$745,381	$(473,601)
Net income (loss) per share available (related) to common stockholders:
Basic	$0.31	$0.70	$0.72	$(0.50)
Diluted	$0.31	$0.70	$0.72	$(0.50)
Weighted average number of common shares outstanding:
Basic	1,072,566,395	1,007,607,893	1,037,033,076	953,301,855
Diluted	1,073,040,637	1,007,963,406	1,037,445,177	953,301,855
Other information:
Asset portfolio at period-end	$95,343,337	$83,158,385	$95,343,337	$83,158,385
Average total assets	$91,275,380	$82,312,889	$88,778,691	$79,315,159
Average equity	$13,382,322	$12,411,838	$12,996,991	$12,096,902
Leverage at period-end (2)	5.4:1	5.3:1	5.4:1	5.3:1
Economic leverage at period-end (3)	6.9:1	6.1:1	6.9:1	6.1:1
Capital ratio (4)	12.3%	13.3%	12.3%	13.3%
Annualized return on average total assets	1.61%	3.55%	1.23%	(0.70)%
Annualized return (loss) on average equity	10.98%	23.55%	8.44%	(4.58)%
Annualized core return on average equity (excluding PAA) (5)	10.57%	10.09%	10.49%	9.73%
Net interest margin (6)	1.33%	1.40%	1.34%	1.12%
Net interest margin (excluding PAA) (5)	1.47%	1.42%	1.51%	1.50%
Average yield on Interest Earning Assets	2.79%	2.70%	2.71%	2.44%
Average yield on Interest Earning Assets (excluding PAA) (5)	2.97%	2.72%	2.91%	2.88%
Average cost of Interest Bearing Liabilities	1.82%	1.57%	1.72%	1.66%
Net interest spread	0.97%	1.13%	0.99%	0.78%
Net interest spread (excluding PAA) (5)	1.15%	1.15%	1.19%	1.22%
Constant prepayment rate (7)	10.3%	15.9%	10.9%	12.5%
Long-term constant prepayment rate (7)	10.4%	14.4%	10.4%	14.4%
Common stock book value per share	$11.42	$11.83	$11.42	$11.83
Interest income (excluding PAA) (5)	$662,449	$562,559	$1,878,172	$1,661,811
Economic interest expense (5)	$347,501	$277,254	$941,425	$808,881
Economic net interest income (excluding PAA) (5)	$314,948	$285,305	$936,747	$852,930
Core earnings (5)	$313,647	$309,002	$891,576	$628,944
Premium amortization adjustment cost (benefit)	$39,899	$3,891	$130,469	$257,882
Core earnings (excluding PAA) (5)	$353,546	$312,893	$1,022,045	$886,826
Core earnings per common share (5)	$0.26	$0.29	$0.79	$0.60
PAA cost (benefit) per common share (5)	$0.04	$—	$0.12	$0.27
Core earnings (excluding PAA) per common share (5)	$0.30	$0.29	$0.91	$0.87

(1)	Includes cumulative and undeclared dividends on our Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.
(2)
Debt consists of repurchase agreements, other secured financing, securitized debt, participation sold and mortgages payable. Securitized debt, participation sold and mortgages payable are non-recourse to us.

(3)	Computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.
(4)
Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of consolidated VIEs associated with B-Piece commercial mortgage-backed securities).

(5)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(6)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge costs of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge TBA dollar roll transactions, divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(7)	In addition to market factors, the change in CPR compared to the prior period also reflects the change in portfolio mix due to the acquisition of Hatteras.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

GAAP
Net income (loss) was $367.3 million, which includes ($0.2) million attributable to a noncontrolling interest, or $0.31 per average basic common share, for the three months ended September 30, 2017 compared to $730.9 million, which includes ($0.3) million attributable to a noncontrolling interest, or $0.70 per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to a decrease in unrealized gains on interest rate swaps, the change in net unrealized gains (losses) on investments measured at fair value through earnings and the $72.6 million bargain purchase gain related to the Hatteras Acquisition that was recognized during the three months ended September 30, 2016. Unrealized gains on interest rate swaps were $56.9 million for the three months ended September 30, 2017 compared to $256.5 million for the same period in 2016, reflecting a sharper rise in forward interest rates during the three months ended September 30, 2016 compared to the same period in 2017. Net unrealized gains (losses) on investments measured at fair value through earnings were ($67.5) million for the three months ended September 30, 2017 compared to $29.7 million for the same period in 2016, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments and MSRs.

Net income (loss) was $822.2 million, which includes ($0.4) million attributable to a noncontrolling interest, or $0.72 per average basic common share, for the nine months ended September 30, 2017 compared to ($415.7) million, which includes ($0.9) million attributable to a noncontrolling interest, or ($0.50) per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to the change in unrealized (gains) losses on interest rate swaps and higher net interest income, partially offset by lower gains on trading assets. Unrealized gains (losses) on interest rate swaps were $28.5 million for the nine months ended September 30, 2017 compared to a loss of ($1.1) billion for the same period in 2016, reflecting periods of rising forward interest rates during the nine months ended September 30, 2017 compared to a sharp decline in forward interest rates for the same period in 2016. Net interest income increased $128.5 million to $1.1 billion for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to higher coupon income resulting from an increase in average Interest Earning Assets and lower amortization expense, partially offset by an increase in interest expense resulting from average Interest Bearing Liabilities. Net gains (losses) on trading assets were $140.1 million for the nine months ended September 30, 2017 compared to $370.1 million for the same period in 2016, reflecting a $303.3 million decline in net gains on TBA derivatives partially offset by lower net losses of $96.2 million on futures contracts during the nine months ended September 30, 2017 compared to the same period in 2016.

Non-GAAP
Core earnings (excluding premium amortization adjustment (or “PAA”)) were $353.5 million, or $0.30 per average common share, for the three months ended September 30, 2017 compared to $312.9 million, or $0.29 per average common share, for the same period in 2016. Core earnings (excluding PAA) increased during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and lower interest expense on interest rate swaps, partially offset by an increase in interest expense from higher rates and an increase in average Interest Bearing Liabilities.

Core earnings (excluding PAA) were $1.0 billion, or $0.91 per average common share, for the nine months ended September 30, 2017 compared to $886.8 million, or $0.87 per average common share, for the same period in 2016. Core earnings (excluding PAA) increased during the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in interest income earned on higher average Residential Investment Securities balances, a decrease in interest expense on interest rate swaps and lower amortization expense, partially offset by higher interest expense due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements and FHLB advances.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Non-GAAP Financial Measures

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures.

•	core earnings and core earnings (excluding PAA);
•	core earnings and core earnings (excluding PAA) per average common share;
•	annualized core return on average equity (excluding PAA);
•	interest income (excluding PAA);
•	economic interest expense;
•	economic net interest income (excluding PAA);
•	average yield on Interest Earning Assets (excluding PAA);
•	net interest margin (excluding PAA); and
•	net interest spread (excluding PAA).

These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. While intended to offer a fuller understanding of our results and operations, non-GAAP financial measures also have limitations. For example, our non-GAAP metrics may be defined differently than those of industry peers. Additionally, in the case of non-GAAP measures that exclude the PAA, the amount of amortization expense excluding the PAA is not necessarily representative of the amount of future periodic amortization nor is it indicative of the term over which we will amortize the remaining unamortized premium. Changes to actual and estimated prepayments will impact the timing and amount of premium amortization and, as such, both GAAP and non-GAAP results.
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

The following table illustrates the impact of the PAA on premium amortization expense for our Residential Investment Securities portfolio for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Premium amortization expense (accretion)	$220,636	$213,241	$675,354	$834,387
Less: PAA Cost (Benefit)	39,899	3,891	130,469	257,882
Premium amortization expense exclusive of PAA	$180,737	$209,350	$544,885	$576,505

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(per average common share)
Premium amortization expense (accretion)	$0.21	$0.21	$0.65	$0.88
Less: PAA Cost (Benefit)	0.04	—	0.12	0.27
Premium amortization expense exclusive of PAA	$0.17	$0.21	$0.53	$0.61

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)

One of our principal business objectives is to generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs. Core earnings, which is comprised of interest income plus TBA dollar roll income, less financing and hedging costs and general and administrative expenses, and core earnings (excluding PAA), are used by management, and we believe, used by our analysts and investors, to measure its progress in achieving this objective. We define core earnings, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs (a component of net unrealized gains (losses) on investments measured at fair value through earnings). Core earnings (excluding PAA) excludes the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities (other than interest-only securities), which can obscure underlying trends in the performance of the portfolio.
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

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands, except per share data)
GAAP net income (loss)	$367,315	$730,880	$822,245	$(415,697)
Less:
Realized (gains) losses on termination of interest rate swaps	—	(1,337)	58	58,727
Unrealized (gains) losses on interest rate swaps	(56,854)	(256,462)	(28,471)	1,148,478
Net (gains) losses on disposal of investments	11,552	(14,447)	11,833	(25,307)
Net (gains) losses on trading assets	(154,208)	(162,981)	(140,104)	(370,050)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	67,492	(29,675)	27,569	24,351
Bargain purchase gain	—	(72,576)	—	(72,576)
Corporate acquisition related expenses (1)	—	46,724	—	48,887
Net (income) loss attributable to noncontrolling interest	232	336	437	883
Plus:
TBA dollar roll income (loss) (2)	94,326	90,174	245,345	252,882
MSR amortization (3)	(16,208)	(21,634)	(47,336)	(21,634)
Core earnings (4)	$313,647	$309,002	$891,576	$628,944
Less:
Premium amortization adjustment cost (benefit)	39,899	3,891	130,469	257,882
Core earnings (excluding PAA) (4)	$353,546	$312,893	$1,022,045	$886,826
GAAP net income (loss) per common share (5)	$0.31	$0.70	$0.72	$(0.50)
Core earnings per common share (4)(5)	$0.26	$0.29	$0.79	$0.60
Core earnings (excluding PAA) per common share (4)(5)	$0.30	$0.29	$0.91	$0.87
Annualized GAAP return (loss) on average equity	10.98%	23.55%	8.44%	(4.58)%
Annualized core return on average equity (excluding PAA) (4)	10.57%	10.09%	10.49%	9.73%

(1)	Represents transaction costs incurred in connection with the Hatteras Acquisition.
(2)	Represents a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
(3)
Represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized (gains) losses on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(5)	Net of dividends on preferred stock, including cumulative and undeclared dividends on the Company’s Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost.

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

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Interest Income (excluding PAA)

	GAAP Interest Income	PAA cost (benefit)	Interest income (excluding PAA)
Three Months Ended:	(dollars in thousands)
September 30, 2017	$622,550	$39,899	$662,449
September 30, 2016	$558,668	$3,891	$562,559
Nine Months Ended:
September 30, 2017	$1,747,703	$130,469	$1,878,172
September 30, 2016	$1,403,929	$257,882	$1,661,811

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
September 30, 2017	$268,937	$78,564	$347,501	$353,613	$78,564	$275,049	$39,899	$314,948
September 30, 2016	$174,154	$103,100	$277,254	$384,514	$103,100	$281,414	$3,891	$285,305
Nine Months Ended:
September 30, 2017	$689,643	$251,782	$941,425	$1,058,060	$251,782	$806,278	$130,469	$936,747
September 30, 2016	$474,356	$334,525	$808,881	$929,573	$334,525	$595,048	$257,882	$852,930

(1) A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income Loss.

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

Three Months Ended	Experienced CPR (1)	Projected Long- term CPR (2)
September 30, 2017	10.3%	10.4%
September 30, 2016	15.9%	14.4%
Nine Months Ended	Experienced CPR (1)	Projected Long- term CPR (2)
September 30, 2017	10.9%	10.4%
September 30, 2016	12.5%	14.4%

(1) For the three and nine months ended September 30, 2017 and 2016, respectively.
(2) At September 30, 2017 and 2016, respectively.

The change in CPR measures for the current periods compared with the prior periods also reflect the change in portfolio mix due to the acquisition of Hatteras.

Average yield on Interest Earning Assets (excluding PAA), net interest spread (excluding PAA) and net interest margin (excluding PAA)

Net interest spread (excluding PAA), which is the difference between the average yield on Interest Earning Assets (excluding PAA) and the average cost of Interest Bearing Liabilities, and net interest margin (excluding PAA), which is calculated by dividing the economic net interest income (excluding PAA) by the sum of average Interest Earning Assets and average TBA balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.

Disclosure of these measures for which reconciliation to GAAP is presented below provides investors with additional detail regarding how management evaluates our performance.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Economic Net Interest Income (excluding PAA)

	Average Interest Earning Assets (1)	Interest income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income (excluding PAA) (2)(3)	Net Interest Spread (excluding PAA) (2)	Net Interest Margin (excluding PAA) (2)(4)
Three Months Ended:	(dollars in thousands)
September 30, 2017	$89,253,094	$662,449	2.97%	$76,382,315	$347,501	1.82%	$314,948	1.15%	1.47%
September 30, 2016	$82,695,270	$562,559	2.72%	$70,809,712	$277,254	1.57%	$285,305	1.15%	1.42%
Nine Months Ended:
September 30, 2017	$86,114,838	$1,878,172	2.91%	$73,097,354	$941,425	1.72%	$936,747	1.19%	1.51%
September 30, 2016	$76,818,322	$1,661,811	2.88%	$65,079,627	$808,881	1.66%	$852,930	1.22%	1.50%

(1)	Does not reflect unrealized gains/(losses).
(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(3)	Net of interest expense on interest rate swaps used to hedge cost of funds.
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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One- Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six- Month LIBOR
Three Months Ended:	(dollars in thousands)
September 30, 2017	$76,382,315	$76,501,453	$347,501	1.82%	1.23%	1.46%	(0.23)%	0.59%	0.36%
September 30, 2016	$70,809,712	$69,314,660	$277,254	1.57%	0.51%	1.15%	(0.64)%	1.06%	0.42%
Nine Months Ended:
September 30, 2017	$73,097,354	$76,501,453	$941,425	1.72%	1.04%	1.42%	(0.38)%	0.68%	0.30%
September 30, 2016	$65,079,627	$69,314,660	$808,881	1.66%	0.46%	0.99%	(0.53)%	1.20%	0.67%

(1)  Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

Economic interest expense increased by $70.2 million to $347.5 million for the three months ended September 30, 2017 compared to the same period in 2016. Economic interest expense increased by $132.5 million to $941.4 million for the nine months ended September 30, 2017 compared to the same period in 2016. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by lower interest expense on interest rate swaps used to hedge cost of funds.
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
At September 30, 2017 and December 31, 2016, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and thus increase the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(31,357)	$133,227	$(260,424)	$(1,610,014)
Net gains (losses) on disposal of investments	(11,552)	14,447	(11,833)	25,307
Net gains (losses) on trading assets	154,208	162,981	140,104	370,050
Net unrealized gains (losses) on investments measured at fair value through earnings	(67,492)	29,675	(27,569)	(24,351)
Bargain purchase gain	—	72,576	—	72,576
Total	$43,807	$412,906	$(159,722)	$(1,166,432)

(1) Includes realized gains (losses) on interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended September 30, 2017 and 2016

Net gains (losses) on interest rate swaps for the three months ended September 30, 2017 was ($31.4) million compared to $133.2 million for the same period in 2016. The change was primarily attributable to a $199.6 million decrease in unrealized gains on interest rate swaps which was $56.9 million for the three months ended September 30, 2017 compared to $256.5 million for the same period in 2016, reflecting a sharper rise in forward interest rates during the three months ended September 30, 2016 compared with the same period in 2017.
Net gains (losses) on disposal of investments was ($11.6) million for the three months ended September 30, 2017 compared with $14.4 million for the same period in 2016. During the three months ended September 30, 2017, we disposed of Residential Investment Securities with a carrying value of $6.8 billion for an aggregate net loss of ($10.2) million. For the same period in 2016, we disposed of Residential Investment Securities with a carrying value of $3.8 billion for an aggregate net gain of $14.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Net gains (losses) on trading assets was $154.2 million for the three months ended September 30, 2017 compared to $163.0 million for the same period in 2016. The change was primarily due to a $40.5 million decrease in net gains on futures contracts for three months ended September 30, 2017 compared to the same period in 2016 and the change in net gains/(losses) on interest rate swaptions which was ($9.1) million for the three months ended September 30, 2017 compared to $4.3 million for the same period in 2016, partially offset by a $44.4 million increase in net gains on TBA derivatives for the three months ended September 30, 2017 compared to the same period in 2016.

Net unrealized gains (losses) on investments measured at fair value through earnings was ($67.5) million for the three months ended September 30, 2017 compared to $29.7 million for the same period in 2016. The change was primarily attributable to unfavorable marks on Agency interest-only investments and MSRs for the three months ended September 30, 2017 compared to the same period in 2016.

For the Nine Months Ended September 30, 2017 and 2016

Net losses on interest rate swaps for the nine months ended September 30, 2017 was ($260.4) million compared to ($1.6) billion for the same period in 2016. Unrealized gains (losses) on interest rate swaps for the nine months ended September 30, 2017 was $28.5 million compared to ($1.1) billion for the same period in 2016, reflecting periods of rising forward interest rates during the nine months ended September 30, 2017 compared to lower forward interest rates for the same period in 2016.

Net gains (losses) on disposal of investments was ($11.8) million for the nine months ended September 30, 2017 compared with $25.3 million for the same period in 2016. During the nine months ended September 30, 2017, we disposed of Residential Investment Securities with a carrying value of $11.4 billion for an aggregate net loss of ($14.3) million and residential mortgage loans for a net loss of ($3.4) million partially offset by a disposal of a wholly-owned triple net leased property for a gain of $5.1 million. For the same period in 2016, we disposed of Residential Investment Securities with a carrying value of $9.1 billion for an aggregate net gain of $24.9 million.
Net gains (losses) on trading assets was $140.1 million for the nine months ended September 30, 2017 compared to $370.1 million for the same period in 2016. The change was primarily due to a $303.3 million decrease in net gains on TBA derivatives, partially offset by a $96.2 million decrease in net losses on futures contracts for nine months ended September 30, 2017 compared to the same period in 2016.

Net unrealized gains (losses) on investments measured at fair value through earnings was ($27.6) million for the nine months ended September 30, 2017 compared to ($24.4) million for the same period in 2016. The change was primarily attributable to lower valuations on MSRs, partially offset by favorable valuations on interest-only mortgage-backed securities for nine months ended September 30, 2017 compared to the same period in 2016.

Other Income (Loss)

Other income (loss) includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, net servicing income on MSRs, operating and transaction costs as well as depreciation and amortization expense. We report in Other income (loss) items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses

General and administrative (or G&A) expenses consist of compensation expense, the management fee and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the Three Months Ended:	(dollars in thousands)
September 30, 2017	$57,016	0.25%	1.70%
September 30, 2016	$97,737	0.47%	3.15%
For the Nine Months Ended:
September 30, 2017	$164,867	0.25%	1.69%
September 30, 2016	$194,903	0.33%	2.15%
(1) Includes $46.7 million and $48.9 million of acquisition costs attributable for the Hatteras Acquisition for the three and nine months ended September 30, 2016, respectively.

G&A expenses were $57.0 million for the three months ended September 30, 2017, a decrease of $40.7 million compared to the same period in 2016. G&A expenses decreased $30.0 million to $164.9 million for the nine months ended September 30, 2017 compared to $194.9 million for the same period in 2016. The change in each period was attributable to transaction costs recognized in connection with the Hatteras Acquisition of $46.7 million and $48.9 million for the quarter and nine months ended September 30, 2016, respectively, partially offset by higher compensation and management fees reflecting an increase in adjusted stockholders’ equity primarily resulting from the Hatteras Acquisition for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

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

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Unrealized gain	$290,845	$275,680
Unrealized loss	(930,994)	(1,361,573)
Net unrealized gain (loss)	$(640,149)	$(1,085,893)

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

The fair value of these securities being less than amortized cost at September 30, 2017 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal amount of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 10.98% and 23.55% for the three months ended September 30, 2017 and 2016, respectively. Our annualized return (loss) on average equity was 8.44% and (4.58)% for the nine months ended September 30, 2017 and 2016, respectively. The following table shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity (3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Three Months Ended:
September 30, 2017	8.21%	3.66%	0.85%	(1.70)%	(0.04)%	10.98%
September 30, 2016	9.07%	16.63%	0.94%	(3.15)%	0.06%	23.55%
For the Nine Months Ended:
September 30, 2017	8.27%	0.94%	0.93%	(1.69)%	(0.01)%	8.44%
September 30, 2016	6.56%	(9.17)%	0.15%	(2.15)%	0.03%	(4.58)%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Financial Condition

Total assets were $97.6 billion and $87.9 billion at September 30, 2017 and December 31, 2016, respectively. The change was primarily due to a $10.0 billion increase in Residential Investment Securities partially offset by a $0.6 million decrease in our commercial real estate assets. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows at September 30, 2017:

	Residential				Commercial
	Agency MBS (1)	TBAs (2)	CRTs	Non-Agency MBS (3)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (4)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$86,459,349	$20,826,145	$582,938	$2,123,154	$4,850,858	$470,928	$856,110	$95,343,337

Debt:
Repurchase agreements	68,431,702	19,960,000	193,347	422,190	383,029	—	—	69,430,268
Other secured financing	2,764,298	—	—	618,837	213,963	—	116,158	3,713,256
Securitized debt	—	—	—	38,548	3,319,381	—	—	3,357,929
Net forward purchases	4,875,750	—	—	28,085	—	—	—	4,903,835
Mortgages payable	—	—	—	—	—	311,886	—	311,886
Net Equity Allocated	$10,387,599	$866,145	$389,591	$1,015,494	$934,485	$159,042	$739,952	13,626,163	(5)

Net Equity Allocated (%)	77%	6%	3%	7%	7%	1%	5%	100%	(6)
Debt/Net Equity Ratio	7.3:1	23.0:1	0.5:1	1.1:1	4.2:1	2.0:1	0.2:1	5.4:1

(1) Includes MSRs.
(2) Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.
(3) Includes residential mortgage loans.
(4) Excludes the TBA asset, debt and equity balances.
(5) Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.
(6) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at September 30, 2017 and December 31, 2016 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At September 30, 2017 and December 31, 2016 we had on our Consolidated Statements of Financial Condition a total of $158.4 million and $171.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total $5.9 billion and $5.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended September 30, 2017 and 2016 was 10.3% and 15.9%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended September 30, 2017 and 2016 was 10.4% and 14.4%, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

The following table summarizes certain characteristics of our Residential Investment Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at the dates presented.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$82,683,648	$73,621,439
Net Premium	4,405,197	3,867,055
Amortized Cost	87,088,845	77,488,494
Amortized Cost/Principal Amount	105.33%	105.25%
Carrying Value	86,557,897	76,458,517
Carrying Value / Principal Amount	104.69%	103.85%
Weighted Average Coupon Rate	3.66%	3.54%
Weighted Average Yield	2.79%	2.69%
Adjustable-Rate Residential Investment Securities: (1)
Principal Amount	$8,541,745	$12,179,455
Weighted Average Coupon Rate	3.00%	2.84%
Weighted Average Yield	2.43%	2.30%
Weighted Average Term to Next Adjustment	26 Months	31 Months
Weighted Average Lifetime Cap (2)	8.13%	8.09%
Principal Amount at Period End as % of Total Residential Investment Securities	10.33%	16.54%
Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$74,141,903	$61,441,984
Weighted Average Coupon Rate	3.74%	3.68%
Weighted Average Yield	2.83%	2.76%
Principal Amount at Period End as % of Total Residential Investment Securities	89.67%	83.46%
Interest-Only Residential Investment Securities:
Notional Amount	$8,193,820	$8,997,175
Net Premium	1,339,825	1,451,321
Amortized Cost	1,339,825	1,451,321
Amortized Cost/Notional Amount	16.35%	16.13%
Carrying Value	1,141,407	1,257,385
Carrying Value/Notional Amount	13.93%	13.98%
Weighted Average Coupon Rate	3.56%	3.82%
Weighted Average Yield	5.29%	5.40%

(1)    Excludes interest-only mortgage-backed securities.
(2)    Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The tables below summarize certain characteristics of our Residential Credit portfolio at September 30, 2017.

By Sector Product
Product	Market Value	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Alt-A	$179,725	4.43%	11.39%	12.29%	12.32%
Prime	220,641	4.43%	1.15%	9.42%	16.33%
Prime Interest-Only	912	0.10%	—	3.91%	19.96%
Subprime	567,890	2.57%	20.30%	19.36%	7.44%
Prime Jumbo (>=2010 Vintage)	134,171	3.59%	14.11%	0.05%	10.03%
Prime Jumbo (>=2010 Vintage) Interest-Only	18,623	0.46%	—	—	8.73%
Re-Performing Loan Securitizations	50,289	3.99%	47.97%	27.75%	6.27%
Agency Credit Risk Transfer	544,105	5.18%	1.25%	0.18%	11.46%
Private Label Credit Risk Transfer	38,833	7.19%	6.44%	2.30%	14.61%
Non-Performing Loan Securitizations	54,984	4.39%	52.83%	70.06%	2.93%
Total/Weighted Average	$1,810,173	2.44%	7.15%	7.23%	10.87%

 (1) Represents the 3 month voluntary prepayment rate (or VPR).

Market Value By Sector and Payment Structure
Product	Senior	Subordinate	Total
(dollars in thousands)
Alt-A	$101,654	$78,071	$179,725
Prime	26,759	193,882	220,641
Prime Interest-Only	912	—	912
Subprime	250,955	316,935	567,890
Prime Jumbo (>=2010 Vintage)	107,539	26,632	134,171
Prime Jumbo (>=2010 Vintage) Interest-Only	18,623	—	18,623
Re-Performing Loan Securitizations	50,289	—	50,289
Agency Credit Risk Transfer	—	544,105	544,105
Private Label Credit Risk Transfer	—	38,833	38,833
Non-Performing Loan Securitizations	47,147	7,837	54,984
Total/Weighted Average	$603,878	$1,206,295	$1,810,173

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Total
(dollars in thousands)
Alt-A	$52,029	$99,846	$27,850	$—	$179,725
Prime	114,435	106,206	—	—	220,641
Prime Interest-Only	—	—	—	912	912
Subprime	—	86,179	481,711	—	567,890
Prime Jumbo (>=2010 Vintage)	—	134,171	—	—	134,171
Prime Jumbo (>=2010 Vintage) Interest-Only	—	—	—	18,623	18,623
Re-Performing Loan Securitizations	—	50,289	—	—	50,289
Agency Credit Risk Transfer	—	—	544,105	—	544,105
Private Label Credit Risk Transfer	—	—	38,833	—	38,833
Non-Performing Loan Securitizations	—	54,984	—	—	54,984
Total	$166,464	$531,675	$1,092,499	$19,535	$1,810,173

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2017. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2017, the interest rate swaps had a net fair value of ($594.7) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$67,473,026	$1,957,242	$—	$—	$69,430,268
Interest expense on repurchase agreements (1)	178,084	11,945	—	—	190,029
Other secured financing	6,886	91,885	3,614,485	—	3,713,256
Interest expense on other secured financing (1)	51,461	102,248	13,575	—	167,284
Securitized debt of consolidated VIEs (principal)	—	—	—	3,287,374	3,287,374
Interest expense on securitized debt of consolidated VIEs	61,366	122,732	122,732	67,376	374,206
Mortgages payable (principal)	2,311	23,375	—	289,125	314,811
Interest expense on mortgages payable	13,282	37,874	37,119	11,352	99,627
Long-term operating lease obligations	3,267	7,129	7,712	11,907	30,015
Total	$67,789,683	$2,354,430	$3,795,623	$3,667,134	$77,606,870

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2017.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2017, we received $9.0 billion from principal repayments and $11.6 billion in cash from disposal of Residential Investment Securities, respectively. During the nine months ended September 30, 2016, we received $8.6 billion from principal repayments and $8.7 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at September 30, 2017.
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
Available Financial Resources is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$—	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	287,500	287,500
6.95% Series F Cumulative Redeemable Preferred Stock	696,910	—
Common stock	10,881	10,189
Additional paid-in capital	16,377,805	15,579,342
Accumulated other comprehensive income (loss)	(640,149)	(1,085,893)
Accumulated deficit	(3,320,160)	(3,136,017)
Total stockholders’ equity	$14,148,758	$12,568,180

Common and Preferred Stock

The following table provides a summary of option and direct purchase activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Nine Months Ended:	(dollars in thousands)
September 30, 2017	—	$—	169,000	$1,949
September 30, 2016	—	$—	172,000	$1,795

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

During the three months ended September 30, 2017, we closed a public offering of an original issuance of 60,000,000 shares of common stock for gross proceeds of approximately $709.8 million before deducting estimated offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 9,000,000 shares of common stock, which the underwriters exercised in full resulting in an additional $106.5 million in gross proceeds before deducting estimated offering expenses.

During the three months ended September 30, 2017, we issued 28,800,000 shares of our 6.95% Series F Preferred Stock, liquidation preference of $25.00 per share, for gross proceeds of $720.0 million before deducting the underwriting discount and other estimated offering expenses. The Series F Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at our option commencing from and including the original issue date to, but excluding September 30, 2022, at a fixed rate equal to 6.95% per annum of the $25.00 liquidation preference, and from and including September 30, 2022, at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum.

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the nine months ended September 30, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million.

In March 2012, we entered into six separate Distribution Agency Agreements (or Distribution Agency Agreements) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap Securities, Inc. (or RCap) (together, the Agents). Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the nine months ended September 30, 2017 or 2016.

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
Our debt-to-equity ratio at September 30, 2017 and December 31, 2016 was 5.4:1 and 5.8:1, respectively. Our economic leverage ratio, which is computed as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at September 30, 2017 and December 31, 2016 was 6.9:1 and 6.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives), was 12.3% and 13.1% at September 30, 2017 and December 31, 2016, respectively.

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

Risk Appetite

We maintain a firm-wide risk appetite statement which defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy. We only engage in risk activities based on our core expertise that aim to enhance value for our stockholders. Our activities focus on capital preservation and income generation through proactive portfolio management, supported by a conservative liquidity and leverage posture. The risk appetite statement provides key parameters to guide our risk management activities:

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

Counterparty Risk
Risk to earnings, capital or business resulting from a counterparty’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding and hedging activities.

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

Element	Description
Funding	Availability of diverse and stable sources of funds.
Excess Liquidity	Excess liquidity primarily in the form of unencumbered assets.
Maturity Profile	Diversity and tenor of liabilities and modest use of leverage.
Stress Testing	Scenario modeling to measure the resiliency of our liquidity position.
Liquidity Management Policies	Comprehensive policies including monitoring, risk limits and an escalation protocol.

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and through RCap, other secured financing including funding from the Federal Home Loan Bank (or FHLB), securitized debt, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity through high quality assets.
We conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered and longer-term maturity profile.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Additionally, RCap provides direct access to third party funding as a FINRA member broker-dealer. RCap borrows funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (or FICC), with FICC acting as the central counterparty. RCap may also borrow funds through other repurchase arrangements.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2017, the weighted average days to maturity was 65 days.

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

We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential credit and commercial investments through the FHLB. A rule from the Federal Housing Finance Agency (or FHFA) requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership, Truman has been granted a five year sunset provision whereby its membership will expire in February 2021.
We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At September 30, 2017, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $78.0 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2017 compared to December 31, 2016, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2017.

The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Three Months Ended:	(dollars in thousands)
September 30, 2017	$69,314,576	$69,430,268	$994,565	$—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
December 31, 2016	64,484,326	65,215,810	1,064,130	—
September 30, 2016	63,231,246	61,784,121	1,494,022	—
June 30, 2016	54,647,175	53,868,385	1,159,341	—
March 31, 2016	55,753,041	54,448,141	1,294,505	—
December 31, 2015	57,483,870	56,230,860	214,674	—
September 30, 2015	57,102,712	56,449,364	931,522	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

At September 30, 2017, the repurchase agreements and other secured financing outstanding had weighted average remaining maturities of 122 days and the following remaining maturities and weighted average rates:

	September 30, 2017
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—	—
2 to 29 days	33,176,429	1.34%	45.4%
30 to 59 days	6,588,239	1.34%	9.0%
60 to 89 days	15,873,458	1.39%	21.7%
90 to 119 days	3,306,328	1.40%	4.5%
Over 120 days (1)	14,199,070	1.48%	19.4%
Total	$73,143,524	1.38%	100.0%

(1) Approximately 8% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2017:

		Weighted Average Rate
	Principal Balance	At Period End	For the Quarter (3)	Weighted Average Days to Maturity
	(dollars in thousands)
Repurchase agreements	$69,430,268	1.38%	1.34%	65
Other secured financing (1)	3,713,256	1.49%	1.63%	1,190
Securitized debt of consolidated VIEs (2)	3,287,374	1.87%	1.92%	2,150
Mortgages payable (2)	314,811	4.24%	4.34%	2,661
Total indebtedness	$76,745,709

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2017:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$689,290	$178,550	$867,840
Investments, at carrying value: (1)
Agency mortgage-backed securities	74,711,243	6,942,159	81,653,402
Credit risk transfer securities	251,077	313,314	564,391
Non-Agency mortgage-backed securities	670,425	555,237	1,225,662
Residential mortgage loans	723,705	172,214	895,919
MSRs	2,693	567,525	570,218
Commercial real estate debt investments	3,866,629	2,481	3,869,110
Commercial real estate debt and preferred equity, held for investment	482,822	498,926	981,748
Corporate debt	432,460	423,650	856,110
Total financial assets	$81,830,344	$9,654,056	$91,484,400

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is considered as well and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2017.

Liquid Assets	Carrying Value (1)
(dollars in thousands)
Cash and cash equivalents	$867,840
Residential Investment Securities (2)	83,443,455
Residential mortgage loans	895,919
Commercial real estate debt investments (3)	290,479
Commercial real estate debt and preferred equity, held for investment	612,860
Corporate debt	657,612
Total liquid assets	$86,768,165
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)	98.71%

(1) Carrying value approximates the market value of assets. The assets listed in this table include $78.2 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2017. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.6 billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics. We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected final maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets that exhibit prepayment characteristics. Cash and cash equivalents are included in the ‘Less than 3 Months’ maturity bucket, as they are typically held for a short period of time.

With respect to each maturity bucket, our maturity gap is considered negative when the amount of maturing liabilities exceeds the amount of maturing assets. A negative gap increases our liquidity risk as we must enter into future liabilities.
Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2017 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$867,840	$—	$—	$—	$867,840
Agency mortgage-backed securities (principal)	1,193,505	—	874,164	78,806,500	80,874,169
Credit risk transfer securities (principal)	—	—	—	534,608	534,608
Non-Agency mortgage-backed securities (principal)	14,841	60,199	220,965	978,866	1,274,871
Residential mortgage loans (principal)	—	—	—	878,574	878,574
Commercial real estate debt investments (principal)	—	—	—	3,808,225	3,808,225
Corporate debt (principal)	—	—	23,132	844,979	868,111
Commercial real estate debt and preferred equity (principal)	157,384	249,389	464,613	114,232	985,618
Total financial assets - maturity	2,233,570	309,588	1,582,874	85,965,984	90,092,016
Effect of utilizing reset dates (1)	6,807,440	2,052,723	2,095,171	(10,955,334)
Total financial assets - interest rate sensitive	$9,041,010	$2,362,311	$3,678,045	$75,010,650	$90,092,016

Financial Liabilities:
Repurchase agreements	$55,638,126	$11,834,900	$1,957,242	$—	$69,430,268
Other secured financing	6,886	—	91,885	3,614,485	3,713,256
Securitized debt of consolidated VIE (principal)	—	—	—	3,287,374	3,287,374
Total financial liabilities - maturity	55,645,012	11,834,900	2,049,127	6,901,859	76,430,898
Effect of utilizing reset dates (1)(2)	(19,626,228)	(4,300,192)	6,600,208	17,326,212
Total financial liabilities - interest rate sensitive	$36,018,784	$7,534,708	$8,649,335	$24,228,071	$76,430,898

Maturity gap	$(53,411,442)	$(11,525,312)	$(466,253)	$79,064,125	$13,661,118

Cumulative maturity gap	$(53,411,442)	$(64,936,754)	$(65,403,007)	$13,661,118

Interest rate sensitivity gap	$(26,977,774)	$(5,172,397)	$(4,971,290)	$50,782,579	$13,661,118

Cumulative rate sensitivity gap	$(26,977,774)	$(32,150,171)	$(37,121,461)	$13,661,118

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

We also monitor early warning metrics designed to measure the quality and depth of liquidity sources based upon both company-specific and macro environmental conditions. The metrics assess liquidity conditions and are integrated into our escalation protocol, with various liquidity ratings influencing management actions with respect to contingency planning and potential related actions.

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2017. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates in the table below at September 30, 2017.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis Points	(10.8)%	0.4%	2.8%
-50 Basis Points	(6.2)%	0.4%	2.9%
-25 Basis Points	(2.1)%	0.3%	2.1%
Base Interest Rate	—	—	—
+25 Basis Points	0.6%	(0.4)%	(3.1)%
+50 Basis Points	(0.7)%	(1.0)%	(6.9)%
+75 Basis Points	(3.0)%	(1.6)%	(11.4)%

MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis Points	1.6%	11.7%
-15 Basis Points	1.0%	7.0%
-5 Basis Points	0.3%	2.3%
Base Interest Rate	—	—
+5 Basis Points	(0.3)%	(2.3)%
+15 Basis Points	(1.0)%	(6.9)%
+25 Basis Points	(1.6)%	(11.4)%

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition at September 30, 2017 and December 31, 2016 was as follows:

Asset Portfolio (using balance sheet values)
Category	September 30, 2017	December 31, 2016
Agency mortgage-backed securities	90.1%	88.5%
Credit risk transfer securities	0.6%	0.8%
Residential mortgage loans	0.9%	0.4%
Mortgage servicing rights	0.6%	0.8%
Non-Agency mortgage-backed securities	1.3%	1.7%
Commercial real estate (1)(2)	5.6%	6.9%
Corporate debt	0.9%	0.9%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

If a counterparty were to default on its obligations, we would be exposed to a loss to a derivative counterparty to the extent that the amount of our securities or cash pledged exceeded the unrealized loss on the associated derivative and we were not able to recover the excess collateral. Additionally, we would be exposed to a loss to a derivative counterparty to the extent that our unrealized gains on derivative instruments exceeded the amount of the counterparty’s securities or cash pledged to us.
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography.

The following table summarizes our exposure to counterparties by geography at September 30, 2017:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
	(dollars in thousands)
North America	26	$53,466,643	$(220,248)	$2,683,427
Europe	11	11,504,955	(374,462)	768,677
Asia (non-Japan)	1	254,189	—	15,738
Japan	4	4,204,481	—	243,892
Total	42	$69,430,268	$(594,710)	$3,711,734

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

Residential Mortgage Loans

There is an active market for the residential whole loans in which we invest. Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there is a high degree of observable inputs and minimal subjectivity in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the Treasury curve and the underlying characteristics of the individual loans, which may include loan term, coupon, and reset dates. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans. All internal fair values are compared to external pricing sources to determine reasonableness.

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

Agency Debentures
Debt issued by a federal agency or a government-sponsored enterprise (GSE) for financing purposes. These types of debentures are not backed by collateral, but by the integrity and credit-worthiness of the issuer. Agency debentures issued by a GSE are backed only by that GSE’s ability to pay. The callable feature allows the Agency to repay the bond prior to maturity.

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

Basis Point (BP)
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

Credit and Counterparty Risk
Risk to earnings, capital or business, resulting from an obligor’s or counterparty’s failure to meet the terms of any contract or otherwise failure to perform as agreed. Credit and counterparty risk is present in lending, investing, funding and hedging activities.

Credit Derivatives
Derivative instruments that have one or more underlyings related to the credit risk of a specified entity (or group of entities) or an index that exposes the seller to potential loss from specified credit-risk related events. An example is credit derivatives referencing the commercial mortgage-backed securities index.

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

Fannie Mae
Federal National Mortgage Association.

Federal Deposit Insurance Corporation (FDIC)
An independent agency created by the U.S. Congress to maintain stability and public confidence in the nation’s financial system by insuring deposits, examining and supervising financial institutions for safety and soundness and consumer protection, and managing receiverships.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Interest Rate Risk
The risk that an investment’s value will change due to a change in the absolute level of interest rates, in the spread between two rates, in the shape of the yield curve or in any other interest rate relationship. As market interest rates rise, the value of current fixed income investment holdings declines. Diversifying, deleveraging and hedging techniques are utilized to mitigate this risk. Interest rate risk is a form of market risk.

Interest Rate Swap
A binding agreement between counterparties to exchange periodic interest payments on some predetermined dollar principal, which is called the notional principal amount. For example, one party will pay fixed and receive a variable rate .

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

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, securitized debt of consolidated VIEs, loan participation sold and mortgages payable which are non-recourse to us, subject to customary carveouts.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Mortgage-Backed Security (MBS)
A security representing a direct interest in a pool of mortgage loans. The pass-through issuer or servicer collects the payments on the loans in the pool and “passes through” the principal and interest to the security holders on a pro rata basis.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

Return on Average Equity
Calculated by taking earnings divided by average stockholders’ equity.

Reverse Repurchase Agreement
Refer to Repurchase Agreement. The buyer of securities effectively provides a collateralized loan to the seller.

Risk Appetite Statement
Defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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
Item 2. Management’s Discussion And Analysis

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.
At September 30, 2017, we were not party to any pending material legal proceedings.

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

ITEM 5.               OTHER INFORMATION

On October 31, 2017, we filed Articles Supplementary (the “Articles Supplementary”) to the Charter of the Company (the “Charter”) with the State Department of Assessments and Taxation of Maryland, which Articles Supplementary were accepted for record. The Articles Supplementary reclassified and designated (1) 7,412,500 authorized but unissued shares of the our preferred stock, $0.01 par value per share, without designation as to series or class, as shares of our undesignated common stock, $0.01 par value per share (the “Common Stock”); (2) 650,000 authorized but unissued shares of the Company’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), as shares of undesignated Common Stock; and (3) 3,400,000 authorized but unissued shares of the
Company’s 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series F Preferred Stock”), as shares of undesignated Common Stock.

Following the filing of the Articles Supplementary, the total number of shares of capital stock which we have authority to issue is 2,000,000,000, consisting of 1,929,300,000 shares of Common Stock; 12,000,000 shares Series C Preferred Stock; 18,400,000 shares of 7.50% Series D Cumulative Redeemable Preferred Stock, $0.01 par value per share; 11,500,000 shares of 7.625% Series E Cumulative Redeemable Preferred Stock, $0.01 par value per share; and 28,800,000 shares of Series F Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

ITEM 6.                EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

3.13
Articles Supplementary reclassifying and designating 4,600,000 authorized but unissued shares of the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock (incorporated by reference to Exhibit 3.13 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).

3.14
Articles Supplementary designating the Registrant’s 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 (incorporated by reference to Exhibit 3.14 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).

3.15
Articles Supplementary reclassifying and designating (1) 7,412,500 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of undesignated Common Stock; (2) 650,000 authorized but unissued shares of the Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock; and (3) 3,400,000 authorized but unissued shares of the Registrant’s 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock.†

4.8
Specimen Stock Certificate of 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).

31.1
Certification of Kevin G. Keyes, Chief Executive Officer, President and Director (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Glenn A. Votek, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Kevin G. Keyes, Chief Executive Officer, President and Director (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2017 (Unaudited) and December 31, 2016 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2016); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2017 and 2016; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 2, 2017	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	November 2, 2017	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)