Form 10-K
period 2017-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2018-02-16
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2017

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________

COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)

(212) 696-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.50% Series D Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	New York Stock Exchange

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
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☑

At June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $12.2 billion, based on the closing sales price of the Registrant’s common stock on such date as reported on the New York Stock Exchange.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2018 was 1,159,623,410.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Business Overview

We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments, and continuous management of our portfolio. We are a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”). We are externally managed by Annaly Management Company LLC (“Manager”). We were founded in 1997 and our common stock is listed on the New York Stock Exchange under the ticker symbol “NLY”.

We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

Investment Groups
Our investment groups are comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests primarily in non-Agency residential mortgage assets within securitized products and residential mortgage loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity-backed middle market businesses across the capital structure.

We have made significant investments in our business as part of the diversification of our investment strategy. Our operating platform has expanded in support of our diversification strategy, and has included investments in systems, infrastructure and personnel. Our operating platform supports our investments in Agency assets as well as residential credit assets, commercial real estate, residential mortgage loans, mortgage servicing rights (“MSRs”), and corporate loans. The diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential resulting opportunities.

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

Investment Strategy and Capital Allocation Policy

We seek to achieve attractive risk-adjusted returns and preservation of capital over the long term through investment in a diversified portfolio of target assets. Under our capital allocation policy, subject to oversight by our board of directors (“Board”), we may allocate our investments within our target asset classes as we determine to be appropriate from time to time. The following target assets have been approved for investment under our capital allocation policy.

Residential	Commercial
➢ Agency mortgage-backed securities	➢ Commercial real estate, including:
➢ To-be-announced forward contracts (“TBAs”)	Commercial mortgage loans
➢ Agency debentures	Commercial mortgage-backed securities
➢ Residential credit investments, including:	Preferred equity
Residential mortgage loans	Other real estate-related debt investments
Residential mortgage-backed securities	Real property
Agency or private label credit risk sharing transactions	➢ Corporate debt including loans and securities of middle market companies
➢ Mortgage servicing rights

Our Board may adopt changes to our capital allocation policy and targeted assets at its discretion.

The nature of our assets and our operations are intended to meet our REIT qualification requirements and our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

Our Portfolio and Capital Allocation

Our portfolio composition and capital allocation at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
Category	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Agency mortgage-backed securities and debentures (2)	91.2%	76%	89.3%	80%
Residential credit investments	3.2%	11%	2.9%	7%
Commercial
Commercial real estate	4.6%	8%	6.9%	9%
Corporate debt	1.0%	5%	0.9%	4%

(1)	Capital allocation represents the percentage of stockholders’ equity invested in each category.

(2)	Includes MSRs.

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

Our Board has reviewed and approved the investment and operating policies and strategies that support our risk appetite statement established by our Manager and set forth in this Form 10-K. Our Board has the power to modify or waive these policies and strategies to the extent that our Board, in its discretion, determines that the modification or waiver is in the best interests of our stockholders. Among other factors, market developments which affect our policies and strategies or which change our assessment of the market may cause our Board to revise our policies and strategies.

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

Target Assets

Within the confines of the risk appetite statement, we seek to generate the highest risk-adjusted returns on capital invested, after consideration of the following:

•	The amount, nature and variability of anticipated cash flows from the asset across a variety of interest rate, yield, spread, financing cost, credit loss and prepayment scenarios;

•	The liquidity of the asset;

•	The ability to pledge the asset to secure collateralized borrowings;

•	When applicable, the credit of the underlying borrower;

•	The costs of financing, hedging and managing the asset;

•	The impact of the asset to our REIT compliance and our exemption from registration under the Investment Company Act; and

•	The capital requirements associated with the purchase and financing of the asset.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

We target the purchase and sale of the assets listed below as part of our investment strategy. Our targeted assets and asset acquisition strategy may change over time as market conditions change and as our business evolves.

Targeted Asset Class	Description
Residential
Agency mortgage-backed securities
Our primary investments consist of Agency pass-through certificates, collateralized mortgage obligations (“CMOs”) issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae and other securities such as interest-only securities and inverse floaters. These securities are backed by single-family or multi-family residences with loan maturities typically ranging from 15 to 40 years and may have fixed or floating coupons.

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

Mortgage servicing rights	Through our subsidiary Hatteras Financial Corp., we invest in MSRs.
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

Corporate debt	Through our subsidiary Annaly Middle Market Lending LLC (“AMML”), we invest directly in the ownership of corporate loans and debt securities for middle market companies.

We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire assets which we believe will provide attractive returns over a broad range of interest rate and prepayment scenarios.

Capital Structure and Financing

Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding.  Debt funding may include the use of repurchase agreements, Federal Home Loan Bank (“FHLB”)

advances, loans, securitizations, participation sold, lines of credit, asset backed commercial paper conduits, corporate bond issuance, mortgages payable or other liabilities.  Equity capital primarily consists of common and preferred stock.

We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements.  We also finance certain commercial real estate investments with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with national broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

institutions on a regular basis. At December 31, 2017, we had $77.7 billion of repurchase agreements outstanding.

Additionally, our wholly-owned subsidiary, RCap Securities, Inc. (“RCap”), provides direct access to bilateral and triparty funding as a FINRA member broker-dealer. As an eligible institution, RCap also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Since its inception in 2008, RCap has provided us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2017, the weighted average days to maturity was 58 days.

We maintain access to FHLB funding through our captive insurance subsidiary Truman Insurance Company LLC (“Truman”). We finance eligible Agency, residential and commercial investments through the FHLB. While a January 2016 Federal Housing Finance Agency (“FHFA”) ruling requires captive insurance companies to terminate their FHLB membership, given the length of its membership Truman has been granted a five year sunset provision whereby its membership is scheduled to expire in February 2021. We believe our business objectives align well with the mission of the FHLB System.  While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period.

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

The following table presents our leverage, economic leverage and capital ratios at December 31, 2017 and 2016.

	2017	2016
Leverage ratio	5.7:1	5.8:1
Economic leverage ratio	6.6:1	6.4:1
Capital ratio	12.9%	13.1%

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

Technology applications also support our control functions including risk, middle- and back-office functions. We have added breadth to our operating platform to accommodate diverse asset classes and drive automation-based efficiencies. Our business operations include a centralized collateral management function that permits in-house settlement and self-clearing, thereby creating greater control and management of our collateral. Through technology, we have also incorporated exception based processing, critical data assurance and paperless workflows. Our infrastructure investment has driven operating efficiencies while we have expanded the platform.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

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

Under the Management Agreement, the Manager, subject to the supervision and direction of our Board, is responsible for (i) the selection, purchase and sale of assets for our investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising our financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to our assets and operations as may be appropriate.  In exchange for the management services, we pay the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage us and paying all compensation and benefit expenses associated with such personnel.  All compensation and benefit expenses paid by us to individuals employed by certain of our subsidiaries reduces the amount we paid to the Manager.  We do not pay the Manager any incentive fees.

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

Executive Officers

Our executive officers are provided and compensated by our Manager. We do not employ or compensate our executive officers. The following table sets forth certain information as of January 31, 2018 concerning our executive officers:

Name	Age	Title
Kevin G. Keyes	50	Chairman, Chief Executive Officer and President
Glenn A. Votek	59	Chief Financial Officer
David L. Finkelstein	45	Chief Investment Officer
Timothy P. Coffey	44	Chief Credit Officer
Anthony C. Green	43	Chief Legal Officer and Secretary

Kevin G. Keyes serves as Annaly’s Chairman, Chief Executive Officer and President. Mr. Keyes has served as Chairman since January 2018, Chief Executive Officer since September 2015 and President since October 2012. Previously, Mr. Keyes served as Chief Strategy Officer and Head of Capital Markets of Annaly from September 2010 until October 2012. Prior to joining Annaly as a Managing Director in 2009, Mr. Keyes worked for 20 years in senior investment banking and capital markets roles. From 2005 to 2009, Mr. Keyes served in senior management and business origination roles in the Global Capital Markets and Banking Group at Bank of America Merrill Lynch. Prior to that, he worked at Credit Suisse First Boston from 1997 until 2005 in various capital markets origination roles and Morgan Stanley Dean Witter from 1990 until 1997 in the Mergers and Acquisitions Group and Real Estate Investment Banking

Group. Mr. Keyes holds a B.A. in Economics and a B.S. in Business Administration (ALPA Program) from the University of Notre Dame.

Glenn A. Votek has served as Chief Financial Officer of Annaly since August 2013.  Mr. Votek also served as Chief Financial Officer of Fixed Income Discount Advisory Company (“FIDAC”), a former wholly-owned subsidiary of the Company, from August 2013 until October 2015. Mr. Votek joined Annaly in May 2013 from CIT Group where he had been an Executive Vice President and Treasurer since 1999 and President of Consumer Finance since 2012. Prior to that, Mr. Votek worked at AT&T and its finance subsidiary from 1986 until 1999 in various financial management roles. Mr. Votek has a B.S. in Finance and Economics from the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

University of Arizona/Kean College and a M.B.A. in Finance from Rutgers University.

David L. Finkelstein has served as Chief Investment Officer of Annaly since November 2016. Mr. Finkelstein previously served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and policy advisor for the MBS purchase program. Mr. Finkelstein has over 20 years of experience in fixed income investment. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein received his B.A. in Business Administration from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.

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

Anthony C. Green has served as Chief Legal Officer and Secretary of Annaly since March 2017. Mr. Green previously served as Annaly’s Deputy General Counsel from 2009 until February 2017. Prior to joining Annaly, Mr. Green was a partner in the Corporate, Securities, Mergers & Acquisitions Group at the law firm K&L Gates LLP. Mr. Green has over 18 years of experience in corporate and securities law. Mr. Green holds a B.A. in Economics and Political Science from the University of Pennsylvania and a J.D. and LL.M. in International and Comparative Law from Cornell Law School.

Employees

Effective July 1, 2013, all of Annaly’s employees were terminated by us and were hired by the Manager. However, a limited number of employees of our subsidiaries remain as employees of our subsidiaries for regulatory or corporate efficiency reasons. At December 31, 2017, our subsidiaries had 6 employees and the Manager had 146 employees.  All compensation expenses we incur in connection with the employees of our subsidiaries reduce the amount we paid to the manager. For information about the management fee, see the discussion in the “Management Agreement” section.

Regulatory Requirements

We have elected, organized and operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (the “Code”). So long as we qualify for taxation as a REIT, we generally will not be subject to federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries (“TRSs”), consists of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).

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

The financial services industry has been the subject of intense regulatory scrutiny in recent years. Financial institutions have been subject to increasing regulation and supervision in the U.S. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which was enacted in July 2010, significantly altered the financial regulatory regime within which financial institutions operate. The implications of the Dodd-Frank Act for our business depend to a large extent on the rules that have been or will be adopted by the Federal Reserve Board, the FDIC, the SEC, the Commodity and Futures Trading Commission (“CFTC”) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementation of the rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Competition

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these securities. In acquiring our target assets,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Business

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

•	Our Board is composed of a majority of independent directors, and our Audit, Compensation and Nominating/Corporate Governance Committees are composed exclusively of independent directors.

•	Our independent directors annually select an independent director to serve as lead independent director.

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

•
We have procedures by which any employee, officer or director may raise concerns confidentially about our company’s conduct, accounting, internal controls or auditing matters with the lead independent director, the independent directors, or the chair of the Audit Committee or through our company’s whistleblower phone hotline or e-mail inbox.

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

Distributions

In accordance with the requirements for maintaining REIT status, we intend to distribute to stockholders aggregate dividends equaling at least 90% of our REIT taxable income (determined without regard to the deduction of dividends paid and by excluding any net capital gain) for each taxable year and will endeavor to distribute at least 100% of our REIT taxable income so as not to be subject to tax. Distributions of economic profits from our enterprise could be classified as return of capital due to differences between book and tax accounting rules.  We may make additional returns of capital when the potential risk-adjusted returns from new investments fail to exceed our cost of capital. Subject to the limitations of applicable securities and state corporation laws, we can return capital by making purchases of our own capital stock or through payment of dividends.

Available Information

Our website is www.annaly.com . We make available on this website under “Investors - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC.

Also posted on our website, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, Risk Committee and Public Responsibility Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.

Our Investor Relations Department can be contacted at:

Annaly Capital Management, Inc.
1211 Avenue of the Americas
New York, New York 10036
Attn: Investor Relations
Telephone: 888-8ANNALY
E-mail: investor@annaly.com .

The SEC also maintains a website that contains reports, proxy and information statements and other information we file with the SEC at www.sec.gov . Copies of these reports, proxy and information statements and other information may also be obtained, after paying a duplicating fee, by electronic request at publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549-0102. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

INDEX TO ITEM 1A. RISK FACTORS

Page
Risks Related to Our Investing, Portfolio Management and Financing Activities	9
Risks Related to Our Credit Assets	18
Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity Ownership of Real Estate Assets	22
Risks Related to Our Residential Credit Business	25
Risks Related to Our Relationship with Our Manager	27
Risks Related to Our Taxation as a REIT	28
Risks of Ownership of Our Common Stock	33
Regulatory Risks	35

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
To date, a significant portion of our total assets have consisted of Agency mortgage-backed securities and Agency debentures which carry an implied or actual “AAA” rating. Nevertheless, pursuant to the ongoing diversification of our assets, we also acquire assets of lower credit quality.
While we remain committed to the Agency market and have grown our Agency assets, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  For example, during 2017 we also focused on growth in our middle market lending and residential credit businesses, and expect that trend to continue during 2018. We invest in a range of targeted asset classes and continue to explore new business strategies and assets and expect to continue to do so in the future.

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

Because of our leverage, we may incur substantial losses if our borrowing costs increase. The reasons our borrowing costs may increase include, but are not limited to, the following:

•	short-term interest rates increase (such as was experienced during 2017);

•	the market value of our investments decreases;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•	the “haircut” applied to our assets under the repurchase agreements or other secured financing arrangements we are party to increases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.

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

Risk management policies and procedures may not adequately identify all risks to our businesses.

We have established and maintain risk management policies and procedures designed to support our risk framework, established to: identify, measure, monitor and control financial risks. Risks include: market risk (interest rate, spread and prepayment), liquidity risk, credit risk and operational risk. These policies and procedures may not sufficiently identify the full range of risks that we are or may

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

become exposed to. Any changes to business activities, including expansion of traded products, may result in our being exposed to different risks or an increase in certain risks. Any failure to identify and mitigate financial risks could result in an adverse impact in our financial condition, business or results of operation. Additionally, as regulations and markets in which we operate continue to evolve, our risk management policies and procedures may not always keep sufficient pace with those changes.

An increase or decrease in prepayment rates may adversely affect our profitability.

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

Conversely, a decline in prepayment rates on our investments will reduce the amount of principal we receive and therefore reduce the amount of cash we otherwise could have reinvested in higher yielding assets at that time, which could negatively impact our future operating results.

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

For example, as a result of the financial market conditions beginning in the summer of  2007 and through the subsequent credit and housing crisis, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or were impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.

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

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

and other resources than we do.  Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.

LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

An increase in interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.

Increases in interest rates may negatively affect the market value of our interest earning assets because in a period of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

rising interest rates, the value of certain interest earning assets may fall and reduce our book value.  In addition, our fixed-rate interest earning assets are generally more negatively affected by increases in interest rates because in a period of rising rates, the coupon we earn on our fixed-rate interest earning assets would not change. Our book value would be reduced by the amount of a decline in the market value of our interest earning assets.

We may experience declines in the market value of our assets resulting in us recording impairments, which may have an adverse effect on our results of operations and financial condition.

A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (“OTTI”) against such assets under U.S. generally accepted accounting principles (“GAAP”).  For a discussion of the assessment of OTTI, see the section titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.” The determination as to whether an OTTI exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of OTTI constitute material estimates that are susceptible to significant change.

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

Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, U.S. Treasury futures and other derivative transactions to help us mitigate our interest rate and prepayment risks described above subject to maintaining our qualification as a REIT.  We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell TBAs on Agency mortgage-backed securities, purchase or write put or call options on TBAs and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.

Our use of derivatives may expose us to counterparty and liquidity risks.

The CFTC has issued and continues to issue new rules regarding swaps and swaptions, under the authority granted to it pursuant to the Dodd-Frank Act. These new rules change, but do not eliminate, the risks we face in our hedging activities.

Most swaps that we enter into must be cleared by a Derivatives Clearing Organization (“DCO”). DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive “too big to fail” support from the government in the case of insolvency. We access the DCO through several Futures Commission Merchants (“FCMs”). For any cleared swap, we bear the credit risk of both the DCO and the relevant FCM, in the form of potential late or unrecoverable payments, potential difficulty or delay in accessing collateral that we have posted, and potential loss of any positive market value of the swap position. In the event of a default by the DCO or FCM, we also bear market risk, because the asset being hedged is no longer effectively hedged.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.

From time to time, we enter into TBAs as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the implied financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our "at risk" leverage.
The economic return of a TBA dollar roll generally equates to interest income on a generic TBA-eligible security less an implied financing cost, and there may be situations in which the implied financing cost exceeds the interest income, resulting in a negative carry on the position. If we roll our TBA dollar roll positions when they have a negative carry, the positions would decrease net income and amounts available for distributions to shareholders.
There may be situations in which we are unable or unwilling to roll our TBA dollar roll positions. The TBA transaction could have a negative carry or otherwise be uneconomical, we may be unable to find counterparties with whom to trade in sufficient volume, or we may be required to collateralize the TBA positions in a way that is uneconomical. Because TBA dollar rolls represent implied financing, an inability or unwillingness to roll has effects similar to any other loss of financing. If we do not roll our TBA positions prior to the settlement date, we would have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Counterparties may also make margin calls as the value of a generic TBA-eligible security (and therefore the value of the TBA contract) declines. Margin calls on TBA positions or failure to roll TBA positions could have the effects described in the liquidity risks described above.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Accounting rules related to certain of our transactions are highly complex and involve significant judgment and assumptions, and changes in accounting treatment may adversely affect our profitability and impact our financial results. Additionally, our application of GAAP may produce financial results that fluctuate from one period to another.

Accounting rules for valuations of investments, mortgage loan sales and securitizations, investment consolidations, acquisitions of real estate and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our financial statements and our ability to prepare our financial statements in a timely fashion. Our inability to prepare our financial statements in a timely fashion in the future would likely adversely affect our share price significantly. The fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.

We have made certain accounting elections which may result in volatility in our periodic net income, as computed in accordance with GAAP. For example, changes in fair value of certain instruments are reflected in GAAP net income (loss) while others are reflected in Other comprehensive income (loss).

We are highly dependent on information systems and third parties, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to operate our business.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

Our use of non-recourse securitizations may expose us to risks which could result in losses to us.

We may utilize non-recourse securitizations of our assets in mortgage loans, especially loans that we originate, when they are available. Prior to any such financing, we may seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain a new short-term facility or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including potential volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the non-investment grade tranches of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.  To the extent that we are unable to obtain financing for our assets, to the extent that we retain such assets in our portfolio, our returns on investment and earnings will be negatively impacted.

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
On January 12, 2016, the FHFA issued final rules (“FHFA Final Rules”) providing that captive insurance companies will no longer be eligible for membership in the FHLB System.  Because our wholly-owned subsidiary Truman was admitted as a member of the FHLB of Des Moines (“FHLB Des Moines”) prior to September 2014, it is eligible under the FHFA Final Rules to remain as a member of the FHLB Des Moines through February 19, 2021.  In addition, under the FHFA Final Rules, the FHLB Des Moines is permitted to allow advances that were outstanding prior to February 19, 2016 to remain outstanding until scheduled maturity, however we are not permitted to increase our existing FHLB advances.

We may enter into new lines of business, acquire other companies or engage in other strategic initiatives, each of which may result in additional risks and uncertainties in our businesses.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

•
our ability to assess the value, strengths, weaknesses, liabilities and potential profitability of potential acquisition opportunities accurately and negotiate acceptable terms for those opportunities;

•	the required investment of capital and other resources;

•	the lack of availability of financing and, if available, the terms of any financings;

•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;

•	the diversion of management’s attention from our core businesses;

•	the potential loss of key personnel of an acquired business;

•	assumption of liabilities in any acquired business;

•	the disruption of our ongoing businesses;

•	the increasing demands on or issues related to the combining or integrating operational and management systems and controls;

•	compliance with additional regulatory requirements;

•	costs associated with integrating and overseeing the operations of the new businesses;

•	failure to realize the full benefits of an acquisition, including expected synergies, cost savings, or sales or growth opportunities, within the anticipated timeframe or at all; and

•	post-acquisition deterioration in an acquired business that could result in lower or negative earnings contribution and/or goodwill impairment charges.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. Our strategy to increase investments in a line of business, such as our middle market lending and residential credit businesses, may lead to additional risk uncertainties. In addition, if a new or acquired business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

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

•
Our rights to the excess servicing spread are subordinate to the interests of Fannie Mae, Freddie Mac and Ginnie Mae, and are subject to extinguishment. Fannie Mae and Freddie Mac each require approval of the sale of excess servicing spreads pertaining to their respective MSRs. We have entered into acknowledgment agreements or subordination of interest agreements with them, which acknowledge our subordinated rights.

•	Changes in minimum servicing compensation for agency loans could occur at any time and could negatively impact the value of the income derived from MSRs.

If we are not able to successfully manage these and other
risks related to investing in MSRs, it may adversely affect
our business, results of operations and financial condition.

Purchases and sales of Agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with Agency mortgage-backed securities.

The Federal Reserve owns approximately $1.8 trillion of Agency mortgage-backed securities as of December 31, 2017.  Starting in October 2017, the Federal Reserve has begun to phase out its policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases, therefore causing a decline in Federal Reserve security holdings over time. While it is very difficult to predict the impact of the Federal Reserve portfolio runoff on the prices and liquidity of Agency mortgage-backed securities, returns on Agency mortgage-backed securities may be adversely affected as private investors seek higher yields to purchase larger amounts of Agency mortgage-backed securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Fannie Mae and Freddie Mac are only guaranteed by each respective Agency.

In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In December 2017, FHFA and the U.S. Treasury Department announced that Fannie Mae and Freddie Mac will each be allowed to retain $3.0 billion in capital reserve in order to cover ordinary income fluctuations.

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

The U.S. Government’s efforts to encourage refinancing of certain loans may affect prepayment rates for mortgage loans in mortgage-backed securities.

In addition to the increased pressure upon residential mortgage loan investors and servicers to engage in loss mitigation activities, the U.S. Government has encouraged the refinancing of certain loans, and this action may affect prepayment rates for mortgage loans. To the extent these and other economic stabilization or stimulus efforts are successful in increasing prepayment speeds for residential mortgage loans, such efforts could potentially have a negative impact on our income and operating results, particularly in connection with loans or Agency mortgage-backed securities purchased at a premium, interest-only securities or MSRs.

Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve their intended effects and may adversely affect our business.

The U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have from time to time taken actions designed to stabilize and reform the financial markets. In recent years, these activities have included the Federal Reserve’s quantitative easing programs. There can be no assurance that, in the long term, these or any future actions, initiatives or regulatory efforts will improve the efficiency and stability of the mortgage markets or U.S. financial markets. To the extent the mortgage or financial markets do not respond favorably to any of these actions or such actions do not achieve their intended effect, our business, financial condition and results of operations may be adversely affected. We cannot predict whether or when additional actions, initiatives, or regulatory efforts to stabilize and stimulate the economy and the financial markets may occur or the potential impact to our business, financial condition and results of operations.

Risks Related To Our Credit Assets
We invest in securities in the credit risk transfer sector that are subject to mortgage credit risk.

We invest in securities in the credit risk transfer (“CRT”) sector.  The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.  Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac, respectively, in a particular quarter. Transactions arranged by third party market participants in the CRT sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities.  The holder of the securities in the CRT sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction.

A prolonged economic slowdown or declining real estate values could impair the assets we may own and adversely affect our operating results.

Our non-Agency mortgage-backed securities, mortgage loans, and mortgage loans for which we own the servicing rights, along with our commercial real estate debt, preferred equity, and real estate assets may be susceptible to economic

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

In the event of a default on one of our commercial mortgage loans or other commercial real estate debt or residential mortgage loans that we hold in our portfolio or a mortgage loan underlying CRT or non-Agency mortgage-backed securities in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure. Delinquencies and defaults on mortgage loans for which we own the servicing rights will adversely affect the amount of servicing fee income we receive and may result in increased servicing costs and operational risks due to the increased complexity of servicing delinquent and defaulted mortgage loans. If an investor in the mortgage loans for which we own the servicing rights determines that the rate of delinquencies or defaults for the loans it owns is unacceptable, we bear the risk of losing the right to service the related mortgage loans which could adversely affect our revenues, business prospects and financial condition.

Geographic concentration exposes investors to greater risk of default and loss.
Repayments by borrowers and the market value of the related assets could be affected by economic conditions generally or specific to geographic areas or regions of the United States, and concentrations of mortgaged commercial and residential properties in particular geographic areas may increase the risk that adverse economic or other developments or natural or man-made disasters affecting a particular region of the country could increase the frequency and severity of losses on mortgage loans or other real estate debt secured by those properties.  From time to time, regions of the United States experience significant real estate downturns when others do not.  Regional economic declines or conditions in regional real estate markets could adversely affect the income from, and market value of, the mortgaged properties.  In addition, local or regional economies may be adversely affected to a greater degree than other areas of the country by developments affecting industries concentrated in such area.  A decline in the general economic condition in the region in which mortgaged properties securing the related mortgage loans are located would result in a decrease in consumer demand in the region, and the income from and market value of the mortgaged properties may be adversely affected.

Other regional factors – e.g., earthquakes, floods, forest fires, hurricanes or changes in governmental rules or fiscal policies – also may adversely affect the mortgaged properties.  Assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and collateral properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

Inadequate property insurance coverage could have an adverse impact on our operating results.

Commercial and residential real estate assets may suffer casualty losses due to risks (including acts of terrorism) that are not covered by insurance or for which insurance coverage requirements have been contractually limited by the related loan documents.  Moreover, if reconstruction or major repairs are required following a casualty, changes in laws that have occurred since the time of original construction may materially impair the borrower’s ability to effect such reconstruction or major repairs or may materially increase the cost thereof.
There is no assurance that borrowers have maintained or will maintain the insurance required under the applicable loan documents or that such insurance will be adequate.  In addition, since the residential mortgage loans generally do not require maintenance of terrorism insurance, we cannot assure you that any property will be covered by terrorism insurance.  Therefore, damage to a collateral property caused by acts of terror may not be covered by insurance and may result in substantial losses to us.

We may incur losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.

If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we may suffer a loss. Conversely, some of our loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

collateralized senior lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.
Some of our loans may be backed or supported by individual or corporate guarantees from borrowers or their affiliates that are not secured. If the guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors that are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged as collateral for other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants, or that sufficient assets will be available to pay amounts owed to us under our loans and guarantees. As a result of these factors, we may suffer additional losses that could have a material adverse effect on our financial performance.
Upon a borrower bankruptcy, we may not have full recourse to the assets of the borrower to satisfy our loan. In addition, certain of our loans are subordinate to other debt. If a borrower defaults on our loan or on debt senior to our loan, or upon a borrower bankruptcy, our loan will be satisfied only after the senior debt holder receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings. Bankruptcy and borrower litigation can significantly increase collection costs and the time needed for us to acquire title to the underlying collateral (if applicable), during which time the collateral and/or a borrower’s financial condition may decline in value, causing us to suffer additional losses.
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
Our assets may become non-performing or sub-performing assets in the future, which are subject to increased risks relative to performing loans.

Our assets may in the near or the long term become non-performing or sub-performing assets, which are subject to increased risks relative to performing assets. Commercial loans and residential mortgage loans may become non-performing or sub-performing for a variety of reasons that result in the borrower being unable to meet its debt service and/or repayment obligations, such as the underlying property being too highly leveraged, the financial distress of the borrower, or in the case of a commercial loan, decreasing income generated from the underlying property. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our management from other activities and may entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.
From time to time we may find it necessary or desirable to foreclose on loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

liquidation of the underlying property will further reduce the proceeds and increase our loss.
Whole loan mortgages are also subject to “special hazard” risk (property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies), and to bankruptcy risk (reduction in a borrower’s mortgage debt by a bankruptcy court). In addition, claims may be assessed against us on account of our position as mortgage holder or property owner, as applicable, including responsibility for tax payments, environmental hazards and other liabilities, which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.
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
Our and our third party service providers’ and servicers’ due diligence of potential assets may not reveal all of the liabilities associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before acquiring a commercial or residential real estate debt asset, we will assess the strengths and weaknesses of the borrower, originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to us, including our third party service providers and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful.
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

The commercial mortgages on our equity properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases or other agreements or materially modify existing leases or other agreements without lender consent, to access cash flow in certain circumstances, and to discontinue insurance coverage, among other things. These restrictions could adversely affect operations, and our ability to pay debt obligations. In addition, in some instances guaranties given as further security for these mortgage loans contain affirmative covenants to maintain a minimum net worth and liquidity.

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

Our investments in corporate loans and debt securities for middle market companies carry risks.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We invest a percentage of our assets directly in the ownership of corporate loans and debt securities for middle market companies, and we expect our investments in this space to grow in 2018. Non-investment grade or unrated loans to middle market businesses may carry more inherent risks than larger, investment grade publicly traded entities. These middle market companies generally have less access to public capital markets, and generally have higher financing costs. Such companies, particularly in an economic slowdown or recession, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from their respective private capital providers, public capital markets or from traditional sources, such as commercial banks. In an economic downturn, middle market loan obligors, which may be highly leveraged, may be unable to meet their debt service requirements. Middle market businesses may have narrower product lines, be more vulnerable to exogenous events and maintain smaller market shares than large businesses. Therefore, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle market businesses may have more difficulties implementing enterprise resource plans and may face greater challenges integrating acquisitions than large businesses. These businesses may also experience variations in operating results. The success of a middle market company may depend on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons may have a material adverse impact on such middle market company and its ability to repay its obligations. A deterioration in the value of our investments in corporate loans and debt securities for middle market companies could have an adverse impact on our results of operations.

Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity Ownership of Real Estate Assets
The real estate assets we acquire are subject to risks particular to real property, which may adversely affect our returns from certain assets and our ability to make distributions to our stockholders.

We own assets secured by real estate and own real estate directly through direct purchases or realization or upon a default of mortgage loans. Real estate assets are subject to various risks, including:

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

The commercial loan assets we originate and/or acquire depend on the ability of the property owner to generate net income from operating the property. Failure to do so may result in delinquency and/or foreclosure.

Commercial loans are secured by real property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The income of an income-producing property can be adversely affected by, among other things,

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

environmental legislation and the related costs of compliance;

•	acts of God, terrorist attacks, social unrest and civil disturbances;

•	litigation and condemnation proceedings regarding the properties; and

•	bankruptcy proceedings.

In the event of any default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest (and other unpaid sums) under the loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Workouts and/or foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan.

Commercial and non-Agency mortgage-backed securities we acquire may be subject to losses.

In general, losses on a mortgaged property securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by the holder of a mezzanine loan or B-Note, if any, then by the “first loss” subordinated security holder generally, the “B-Piece” buyer, and then by the holder of a higher-rated security. In the event of default and the exhaustion of any equity support, mezzanine loans or B-Notes, and any classes of securities junior to those that we acquire, we may not be able to recover all of our capital in the securities we purchase. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline, less collateral is available to satisfy interest and principal payments due on the related mortgage-backed securities. The prices of lower credit quality mortgage-backed securities are generally less sensitive to interest rate changes than more highly rated mortgage-backed securities, but more sensitive to adverse economic downturns or individual issuer developments. The projection of an economic downturn, for example, could cause a decline in the price of lower credit quality mortgage-backed securities because the ability of obligors of mortgages underlying mortgage-backed securities to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal and interest on these securities.

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
A borrower’s ability to repay a mortgage loan on its stated maturity date typically will depend upon its ability either to refinance the mortgage loan or to sell the mortgaged property at a price sufficient to permit repayment.  A borrower’s ability to achieve either of these goals will be affected by a number of factors, including:

•	the availability of, and competition for, credit for commercial real estate projects, which fluctuate over time;

•	the prevailing interest rates;

•	the net operating income generated by the related mortgaged properties;

•	the fair market value of the related mortgaged properties;

•	the borrower’s equity in the related mortgaged properties;

•	significant tenant rollover at the related mortgaged properties;

•	the borrower’s financial condition;

•	the operating history and occupancy level of the related mortgaged properties;

•	reductions in applicable government assistance/rent subsidy programs;

•	changes in zoning or tax laws;

•	changes in competition in the relevant location;

•	changes in rental rates in the relevant location;

•	changes in government regulation and fiscal policy;

•	the state of fixed income and mortgage markets;

•	the availability of credit for multi-family and commercial properties;

•	prevailing general and regional economic conditions; and

•	the availability of funds in the credit markets which fluctuates over time.

Whether or not losses are ultimately sustained, any delay in the collection of a balloon payment on the maturity date will likely extend the weighted average life of our investment.

The B-Notes that we originate and acquire may be subject to additional risks related to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may originate and acquire B-Notes. A B-Note is a mortgage loan typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes may be secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

The mezzanine loan assets and other subordinate debt positions that we originate and acquire involve greater risks of loss than senior loans.

We originate and acquire mezzanine loans, which take the form of subordinated loans secured by a pledge of the ownership interests by the entity that owns the interest in the entity owning the real property. We also make commercial real estate preferred equity investments, which, unlike mezzanine loans, are generally not secured by a pledge of equity interests and may be less liquid investments. Although as a holder of preferred equity we may protect our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining a contractual right to control the underlying property or force a sale after an event of default, should such a default occur, we would only be able to proceed against the entity in which we hold an interest, and not the real property owned by such entity and ultimately underlying the investment. These types of subordinate debt assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or unrecoverable as a result of foreclosure by the senior lender on its mortgage or the exercise of remedies by a lender holding a mezzanine loan that is senior to our subordinate debt. In the event of a bankruptcy of the entity providing the pledge of ownership interests as security for a mezzanine loan, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan, preferred equity investment, or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt. As a result, we may not recover some or all of our initial investment. In addition, mezzanine loans and preferred equity investments may have higher loan-to-value ratios than conventional mortgage loans, resulting in the borrower having less equity in the property and increasing the risk of loss of principal. Further, any subordinate debt investment may give rise to sudden liquidity needs in order for us to protect our position. Significant losses related to our mezzanine loans and/or preferred equity positions would result in operating losses for us and may limit our ability to make distributions to our stockholders.

We are subject to additional risks associated with loan participations and co-lending arrangements.
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

If we do not have an adequate completion guarantee, risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion of a mortgaged property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.
We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.

We own properties leased to tenants and receive rents from tenants during the contracted term of such leases. A tenant’s ability to pay rent is determined by its creditworthiness, among other factors. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, furthermore, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant. In any of the foregoing circumstances, our financial performance could be materially adversely affected.

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

Joint venture investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

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

Risks Related To Our Residential Credit Business
Our investments in non-Agency mortgage-backed securities (including re-performing loans (“RPL”) / non-performing loans (“NPL”) which we have acquired in recent periods) or other investment assets of lower credit quality, including our investments in seasoned re-performing and non-performing residential whole loans, involve credit risk, which could materially adversely affect our results of operations.

Our current investment strategy includes seeking growth in our residential credit business. The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

mortgage-backed securities, residential whole loans and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.

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

Any failure by servicers to service these mortgages and related real estate owned (“REO”) properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing of the loans (including all direct interface with the borrowers), we are nevertheless ultimately responsible,  vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the Consumer Financial Protection Bureau’s “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (“HOEPA”) which was expanded under the Dodd Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with federal consumer protection laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations included the sum of all finance charges and fees paid by the consumer, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Conflicts of interest could arise in connection with our executive officers’ discharge of fiduciary duties to our stockholders.

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
We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes under Sections 856 through 860 of the Code.  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws.  We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.
If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates (at a 35% rate for years prior to 2018 and a 21% rate for 2018 and subsequent years).  Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

taxes and would therefore have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase Agency or non-Agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity, and in some cases, potentially recognize the discount in taxable income once such amounts are reflected in our financial statements. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute our own stock, see below, or (iv)

distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excise tax in a particular year. These scenarios could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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
To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter prohibits ownership, directly or by the attribution provisions of the federal tax

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of our common stock and will prohibit ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the number or value of each class of our outstanding common and preferred stock. Our Board, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” if it is satisfied, that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for federal income tax purposes.
The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.
A REIT cannot invest more than 20% (25% for taxable years prior to 2018) of its total assets in the stock or securities of one or more taxable REIT subsidiaries (“TRSs”); therefore, our TRSs cannot constitute more than 20% (25% for taxable years prior to 2018) of our total assets.
A TRS is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and with which we jointly elect TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 20% (25% for taxable years prior to 2018)  of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
The stock and securities of our TRSs are expected to represent less than 20% (25% for taxable years prior to 2018) of the value of our total assets.  Furthermore, we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the above-described limitation.  We cannot assure you, however, that we will always be able to comply with the limitation so as to maintain REIT status.
TRSs are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a TRS can pay to its parent REIT may be limited by REIT gross income tests.
A TRS must pay income tax at regular corporate rates on any income that it earns.  Our TRSs will pay corporate income tax on their taxable income (at a federal income tax rate of 21% beginning in 2018), and their after-tax net income will be available for distribution to us.  In certain circumstances, the ability our TRSs to deduct interest expenses for federal income tax may be limited. Such income, however, is not required to be distributed.

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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. Government securities and qualified real estate assets. The remainder of our investment in securities (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 20% (25% for the taxable years prior to 2018) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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

The REIT provisions of the Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRSs.
The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We invest in mezzanine loans and similar debt (including preferred equity investments that we treat as mezzanine loans for U.S. federal income tax purposes), for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans or similar debt that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for federal income tax purposes.
We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid the prohibited transaction tax.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. The recently enacted tax law informally known as the Tax Cuts and Jobs Act (the “TCJA”) significantly changes the U.S.

federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming. Future revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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
Dividends payable by REITs generally receive different tax treatment than dividend income from regular corporations.
Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, under the TCJA, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future legislation.

Risks of Ownership of Our Common Stock
The market price and trading volume of our shares of common stock may be volatile and issuances of large amounts of shares of our common stock could cause the market price of our common stock to decline.
If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock. During 2017, we issued 140,450,700 shares of common stock and 28,800,000 shares of preferred stock, which could become convertible into common stock under limited circumstances related to a change of control of the Company. In 2018, we issued 17,000,000 shares of preferred stock, which could become convertible into common stock under limited circumstances related to a change of control of the Company, and also established an at-the-market sales program for our common stock having an aggregate offering price of up to $1.5 billion.
The market price of our shares of common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:

•	actual or anticipated variations in our quarterly operating results or business prospects;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	an inability to meet or exceed securities analysts’ estimates or expectations;

•	increases in market interest rates;

•	hedging or arbitrage trading activity in our shares of common stock;

•	capital commitments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of management personnel;

•	actions by institutional stockholders or activist investors;

•	speculation in the press or investment community;

•	changes in our distribution policy;

•	general market and economic conditions; and

•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the total number or value of each class of our outstanding common or preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board shall be void and will result in the shares being transferred by operation of law to a charitable trust.

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

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Code may be treated as unrelated business taxable income; and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•
to the extent that we (or a part of us, or a disregarded subsidiary of ours) are a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

Regulatory Risks

Loss of Investment Company Act exemption from registration would adversely affect us.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act.  If we were to become subject to the Investment Company Act, our ability to use leverage would be substantially reduced, and we would be unable to conduct our business as we currently conduct it.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate related assets.  The assets that we acquire, therefore, are limited by this provision of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.

We rely on a SEC interpretation that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency Whole Pool Certificates”) are Qualifying Real Estate Assets under Section 3(c)(5)(C). This interpretation was promulgated by the SEC staff in a no-action letter over 30 years ago, was reaffirmed by the SEC in 1992 and has been commonly relied upon by mortgage REITs.

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

ITEM 3.         LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At December 31, 2017, we were not party to any pending material legal proceedings.

ITEM 4.         MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2018, we had 1,159,623,410 shares of common stock issued and outstanding which were held by approximately 393,000 beneficial holders.

The following table sets forth, for the periods indicated, the high, low, and closing prices per share of our common stock as reported on the New York Stock Exchange composite tape and the cash dividends declared per share of our common stock.

	2017				2016
	High	Low	Close	Common Dividends Declared Per Share	High	Low	Close	Common Dividends Declared Per Share
First quarter	$11.37	$9.95	$11.11	$0.30	$10.48	$8.25	$10.26	$0.30
Second quarter	$12.73	$11.09	$12.05	$0.30	$11.13	$10.16	$11.07	$0.30
Third quarter	$12.58	$11.70	$12.19	$0.30	$11.29	$10.33	$10.50	$0.30
Fourth quarter	$12.43	$10.97	$11.89	$0.30	$10.50	$9.83	$9.97	$0.30

On January 31, 2018, the last reported sale price of our common stock on the New York Stock Exchange was $10.54 per share.

Dividends

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments).  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2017, we have paid full cumulative dividends on our preferred stock.

Share Performance Graphs
The following graphs and tables set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparisons are for the four-, five- and ten-year periods ended December 31, 2017 and assume the reinvestment of dividends.  Each graph and table assumes that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. The four-year and ten-year periods are presented in addition to the five-year period required by the SEC because they provide additional perspectives that management believes are of interest to our stockholders. The four-year period provides a view of share performance that aligns with the tenure of the current investment team, which has been in place since the beginning of 2014, and the ten-year period provides a long-term view of share performance. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Five-Year Share Performance

225
200
175
150
125
100
75
50
25
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Annaly Capital Management, Inc.	100	82	98	96	115	151
S&P 500 Index	100	132	150	152	170	206
BBG REIT Index	100	98	117	106	129	154

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Four-Year Share Performance

195
185
175
165
155
145
135
125
115
105
95
85
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Annaly Capital Management, Inc.	100	120	118	140	184
S&P 500 Index	100	114	115	129	156
BBG REIT Index	100	119	108	131	157

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Ten-Year Share Performance

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Annaly Capital Management, Inc.	100	99	124	147	151	152	124	149	146	174	229
S&P 500 Index	100	63	80	92	94	109	143	163	165	184	224
BBG REIT Index	100	60	75	93	91	109	107	127	115	140	167

The information in the share performance graphs and tables has been obtained from sources believed to be reliable, but neither the accuracy nor completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

The above performance graphs and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the

Securities Exchange Act of 1934 (the “Securities Exchange Act”) or to the liabilities of Section 18 of the Securities Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Selected Financial Data

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto and “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
Statement of Comprehensive Income Data:	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Interest income	$2,493,126	$2,210,951	$2,170,697	$2,632,398	$2,918,127
Interest expense	1,008,354	657,752	471,596	512,659	624,714
Net interest income	1,484,772	1,553,199	1,699,101	2,119,739	2,293,413
Realized and unrealized gains (losses)	199,493	84,204	(1,021,351)	(2,791,399)	1,598,445
Other income (loss)	115,857	44,144	(13,717)	44,044	78,134
Less: Total general and administrative expenses	224,124	250,356	200,240	209,338	232,081
Income (loss) before income taxes	1,575,998	1,431,191	463,793	(836,954)	3,737,911
Less: Income taxes	6,982	(1,595)	(1,954)	5,325	8,213
Net income (loss)	1,569,016	1,432,786	465,747	(842,279)	3,729,698
Net income (loss) attributable to noncontrolling interest	(588)	(970)	(809)	(196)	—
Net income (loss) attributable to Annaly	1,569,604	1,433,756	466,556	(842,083)	3,729,698
Dividends on preferred stock	109,635	82,260	71,968	71,968	71,968
Net income (loss) available (related) to common stockholders	$1,459,969	$1,351,496	$394,588	$(914,051)	$3,657,730
Net income (loss) per share available (related) to common stockholders:
Basic	$1.37	$1.39	$0.42	$(0.96)	$3.86
Diluted	$1.37	$1.39	$0.42	$(0.96)	$3.74
Weighted average number of common shares outstanding:
Basic	1,065,923,652	969,787,583	947,062,099	947,539,294	947,337,915
Diluted	1,066,351,616	970,102,353	947,276,742	947,539,294	995,557,026
Other Financial Data:
Total assets	$101,760,050	$87,905,046	$75,190,893	$88,355,367	$81,922,460
Total equity	$14,871,573	$12,575,972	$11,905,922	$13,333,781	$12,405,055
Dividends declared per common share	$1.20	$1.20	$1.20	$1.20	$1.50

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Special Note Regarding Forward-Looking Statements

Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in mortgage servicing rights (“MSRs”); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Page
Overview	44
Business Environment	44
Economic Environment	44
Financial Regulatory Reform	45
Income Tax Reform	45
Results of Operations	45
Net Income (Loss) Summary	45
Non-GAAP Financial Measures	45
Amortization	46
Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	46
Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	48
Experienced and Projected Long-term CPR	49
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	49
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	50
Realized and Unrealized Gains (Losses)	51
Other Income (Loss)	52
General and Administrative Expenses	52
Unrealized Gains and Losses	52
Return on Average Equity	53
Financial Condition	53
Residential Investment Securities	54
Contractual Obligations	57
Off-Balance Sheet Arrangements	57
Capital Management	57
Stockholders’ Equity	58
Common and Preferred Stock	58
Leverage and Capital	59
Risk Management	59
Risk Appetite	59
Governance	59
Description of Risks	60
Liquidity Risk Management	60
Funding	61
Excess Liquidity	62
Maturity Profile	63
Stress Testing	64
Liquidity Management Policies	65
Investment/Market Risk Management	65
Credit Risk Management	66
Counterparty Risk Management	67
Operational Risk Management	68
Compliance, Regulatory and Legal Risk Management	68
Critical Accounting Policies and Estimates	68
Valuation of Financial Instruments	69
Residential Investment Securities	69
Residential Mortgage Loans	69
Commercial Real Estate Investments	69
Interest Rate Swaps	69
Revenue Recognition	69
Consolidation of Variable Interest Entities	69
Use of Estimates	70
Glossary of Terms	71

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Overview

We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments, and continuous management of our portfolio. We are a Maryland corporation that has elected to be taxed as a REIT. We are externally managed by Annaly Management Company LLC (“Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”

We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

For a full discussion of our business, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

Business Environment
Stable economic growth, strong business optimism, strong demand for fixed-income products, and low levels of volatility in financial markets supported fixed income returns and allowed us to achieve an attractive economic return on our portfolio in 2017. Most of our portfolio activity included deploying the capital from our common and preferred equity raises. Given that Agency option-adjusted spreads reached some of their most attractive levels since 2013 in early summer 2017, both on a stand-alone basis and relative to credit, much of the capital from the equity raises was deployed into Agency mortgage-backed securities. Because the credit sector in general has reached rather full valuations, we continue, in our disciplined approach, to grow our credit businesses in parts of the sector that remain more attractive, including certain types of residential whole loans or our middle-market lending business. Meanwhile, we continue to avoid investment opportunities where we are uncomfortable with credit fundamentals or credit protection.

Economic Environment

The pace of economic growth accelerated in 2017, remaining above estimated potential growth. Measured by real gross domestic product (“GDP”), activity increased by 2.5% in the fourth quarter of 2017 from prior year, comparing favorably to 1.8% growth in 2016 and the post-crisis average growth of 2.2%. The increased pace was largely due to a pick-up in non-residential investment, expanding by a 6.3% compared to (0.6%) in 2016. While much of this was likely due to the oil price rebound which led to greater mining and manufacturing activity, business sentiment remained elevated amidst expectations of a more stimulative fiscal environment. Consumption remained very strong, increasing by 2.8% in 2017 unchanged from 2016, with lower savings making up for slower income growth. Residential investment slowed, expanding by 2.3% compared to 2.5% in 2016, constrained by higher mortgage rates and moderate income gains. The trade balance continued to reduce GDP growth, subtracting 0.18% from 2017 growth compared to a (0.23%) drag in 2016. This reduction has occurred despite a 6.0% drop in the trade-weighted US dollar in 2017, according to Federal Reserve Board calculations.

The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell from 4.7% to 4.1% in 2017, which is below the Fed’s estimate of the long-run unemployment rate of 4.6%, according to the Bureau of Labor Statistics. The economy added 171,000 jobs per month in 2017, compared to 187,000 per month in 2016. The hiring rate remained above labor force growth in 2017, and is expected to continue to put downward pressure on the unemployment rate in 2018. Despite the strong labor market and drop in unemployment, wage growth, as measured by the year-over-year change in Average Hourly Earnings, slowed considerably in 2017 at 2.5% year-over-year compared to a 2.9% year-over-year increase in 2016. The increased labor force tightness combined with corporate tax cuts is likely to reverse this trend as wage growth is likely to accelerate in 2018. The Fed sees labor markets continuing to improve in 2018, projecting the unemployment rate to drop to 3.9% as of their December 13, 2017 economic projections.

Inflation was below the Fed’s 2% target in 2017, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (“PCE”), as inflation weakness appeared broad-based. The headline PCE measure increased by 1.48% year-over-year in 2017, in line with the increase in 2016. The more stable core PCE measure, which excludes volatile food and energy prices, exhibited weakness in 2017, particularly through the summer months, finishing the year at 1.5% year-over-year compared to 1.9% in 2016. Part of the weakness was due to one-time large declines in single components, most notably a 10% drop in cellular telephone prices from February to April. The Fed expects a moderate rise in inflation in both the PCE and core PCE measures to 1.9% year-over-year by the fourth quarter of 2018, before rising to its target of 2.0% in the fourth quarter of 2019 where it is expected to remain in 2020.

Throughout 2017, the Federal Open Market Committee (“FOMC”) aimed to support its dual mandate by keeping its target for the federal funds rate at accommodative levels, while taking the historic step in gradually reducing the size of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC increased the target range for the federal funds rate to 0.75%-1.00% at its March 15, 2017 meeting, to 1.00%-1.25% at the June 14, 2017 meeting, then to 1.25%-1.50% at the December 13, 2017 meeting. Despite unexpected inflation weakness, the drop in unemployment and continued loosening of financial conditions allowed the FOMC to meet its interest rate hike forecast over the year and continue to forecast further hikes in 2018 and 2019. At the September

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

19-20, 2017 meeting, the FOMC officially announced the initiation of its plan to gradually cease reinvestments in October 2017. The program involves caps on runoff amounts, beginning at $6.0 billion per month for U.S. Treasury securities and $4.0 billion per month for Agency mortgage-backed securities, which will be increased by equal amounts every three months until maximum monthly runoff levels of $30.0 billion and $20.0 billion, respectively, are reached.

During 2017, the 10-year U.S. Treasury Rate was largely range-bound following the substantial post-election sell-off in the fourth quarter of 2016, remaining between 2.04% and 2.63% as markets saw an extremely low-volatility environment with no major risk events. The market’s pricing of future inflation, as measured by trading in the Treasury Inflation-Protected Securities market, fluctuated throughout the year as inflation missed expectations, rebounding in the second half largely due to a 42% increase in crude oil prices from a June 21, 2017 low to year-end. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury Rate, declined significantly throughout the year, according to Bloomberg, reflecting strong supply-demand dynamics and a market prepared for the Fed’s balance sheet runoff.

The following table below presents interest rates at each date presented:

	As of December 31,
	2017	2016	2015
30-Year mortgage current coupon	3.00%	3.13%	3.00%
Mortgage basis	59 bps	68 bps	73 bps
10-Year U.S. Treasury rate	2.41%	2.44%	2.27%
LIBOR:
1-Month	1.56%	0.77%	0.43%
6-Month	1.84%	1.32%	0.84%

Financial Regulatory Reform

Uncertainty remains surrounding financial regulatory reform and its impact on the markets and the broader economy. It is difficult to predict the ultimate outcomes of legislative and other regulatory efforts. We continue to monitor these developments and to evaluate the potential impact on our businesses.

Income Tax Reform

The recently enacted tax law informally known as the Tax Cuts and Jobs Act (the “TCJA”) significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We continue to analyze the overall effects of the TCJA to our operations, our industry and the economy in general. While we do not expect to see a material impact on our operations, we anticipate certain of our individual taxable shareholders may benefit by receiving a 20% deduction on the portion of our dividends characterized as ordinary income. We have posted 'Tax Cuts and Jobs Act Treatment of REIT Dividends' on our website (www.annaly.com) in the Investors section under Tax Information. We also advise our shareholders to contact their individual tax advisor to determine how their individual tax profile is affected. In connection with the TCJA, the Company’s discussion of material federal income tax considerations with respect to ownership of our capital stock, is supplemented by, and should be read together with the information set forth in “Additional Material U.S. Federal Income Tax Considerations,” attached hereto as Exhibit 99.1, which is incorporated herein by reference.

Results of Operations

The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk Factors.”

This Management Discussion and Analysis section contains analysis and discussion of financial results computed in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP measurements.  To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide non-GAAP financial measures to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers.

Please refer to the “Non-GAAP Financial Measures” section for additional information.

Net Income (Loss) Summary

The following table presents financial information related to our results of operations as of and for the years ended December 31, 2017, 2016 and 2015.

	As of and for the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share data)
Interest income	$2,493,126	$2,210,951	$2,170,697
Interest expense	1,008,354	657,752	471,596
Net interest income	1,484,772	1,553,199	1,699,101
Realized and unrealized gains (losses)	199,493	84,204	(1,021,351)
Other income (loss)	115,857	44,144	(13,717)
Less: Total general and administrative expenses	224,124	250,356	200,240
Income (loss) before income taxes	1,575,998	1,431,191	463,793
Less: Income taxes	6,982	(1,595)	(1,954)
Net income (loss)	1,569,016	1,432,786	465,747
Net income (loss) attributable to noncontrolling interest	(588)	(970)	(809)
Net income (loss) attributable to Annaly	1,569,604	1,433,756	466,556
Dividends on preferred stock	109,635	82,260	71,968
Net income (loss) available (related) to common stockholders	$1,459,969	$1,351,496	$394,588
Net income (loss) per share available (related) to common stockholders:
Basic	$1.37	$1.39	$0.42
Diluted	$1.37	$1.39	$0.42
Weighted average number of common shares outstanding:
Basic	1,065,923,652	969,787,583	947,062,099
Diluted	1,066,351,616	970,102,353	947,276,742
Other information:
Asset portfolio at period-end	$99,935,666	$85,364,917	$72,797,193
Average total assets	$91,374,962	$81,033,136	$78,621,261
Average equity	$13,371,907	$12,192,715	$12,648,686
Leverage at period-end (1)	5.7:1	5.8:1	5.1:1
Economic leverage at period-end (2)	6.6:1	6.4:1	6.0:1
Capital ratio (3)	12.9%	13.1%	13.7%
Annualized return (loss) on average total assets	1.72%	1.77%	0.59%
Annualized return (loss) on average equity	11.73%	11.75%	3.68%
Annualized core return on average equity (excluding PAA) (4)	10.54%	9.96%	10.17%
Net interest margin (5)	1.38%	1.48%	1.61%
Net interest margin (excluding PAA) (4)	1.51%	1.50%	1.69%
Average yield on interest earning assets	2.78%	2.81%	2.87%
Average yield on interest earning assets (excluding PAA) (4)	2.94%	2.83%	2.96%
Average cost of interest bearing liabilities	1.75%	1.62%	1.64%
Net interest spread	1.03%	1.19%	1.23%
Net interest spread (excluding PAA) (4)	1.19%	1.21%	1.32%
Constant prepayment rate (6)	10.6%	13.3%	10.6%
Long-term constant prepayment rate (6)	10.4%	10.1%	8.8%
Common stock book value per share	$11.34	$11.16	$11.73
Interest income (excluding PAA) (4)	$2,634,962	$2,229,892	$2,244,062
Economic interest expense (4)	$1,334,093	$1,085,118	$1,041,712
Economic net interest income (excluding PAA) (4)	$1,300,869	$1,144,774	$1,202,350
Core earnings (4)	$1,267,160	$1,194,884	$1,211,943
Premium amortization adjustment cost (benefit)	$141,836	$18,941	$73,365
Core earnings (excluding PAA) (4)	$1,408,996	$1,213,825	$1,285,308
Core earnings per common share (4)	$1.09	$1.15	$1.20
PAA cost (benefit) per common share	$0.13	$0.02	$0.08
Core earnings (excluding PAA) per common share (4)	$1.22	$1.17	$1.28

(1)
Debt consists of repurchase agreements, other secured financing, securitized debt, participation sold and mortgages payable. Securitized debt, participation sold and mortgages payable are non-recourse to us.

(2)	Computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.

(3)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of securitized debt of consolidated VIEs).

(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(5)
Represents the sum of annualized economic net interest income, inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge TBA dollar roll transactions, divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(6)
In addition to other market factors, the change in 2016 CPR compared to other periods presented also reflects the change in portfolio mix due to the acquisition of Hatteras Financial Corp. in 2016 (“Hatteras” and such acquisition, the “Hatteras Acquisition”).

2017 Compared with 2016

GAAP
Net income (loss) was $1.6 billion, which includes ($0.6) million attributable to a noncontrolling interest, or $1.37 per average basic common share, for the year ended December 31, 2017 compared to $1.4 billion, which includes ($1.0) million attributable to a noncontrolling interest, or $1.39 per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to an increase in unrealized gains on interest rate swaps and lower interest expense on interest rate swaps, partially offset by the change in net unrealized gains (losses) on investments measured at fair value through earnings and lower net interest income during the year ended December 31, 2017 compared to the same period in 2016. Unrealized gains on interest rate swaps were $512.9 million for the year ended December 31, 2017 compared with $282.2 million for the same period in 2016, reflecting a rise in forward interest rates during the year ended December 31, 2017 compared to lower forward rates during the same period in 2016. Interest expense on interest rate swaps decreased $135.6 million to ($371.1) million for the year ended December 31, 2017 reflecting lower net rates during the year ended December 31, 2017 compared to the same period in 2016. Net unrealized gains (losses) on investments measured at fair value through earnings were ($39.7) million for the year ended December 31, 2017 compared to $86.4 million for the same period in 2016, the change was primarily due to unfavorable changes in unrealized gains (losses) on MSRs, partially offset by higher unrealized gains on non-agency mortgage-backed securities and lower unrealized losses on Agency interest-only investments. Net interest income decreased $68.4 million to $1.5 billion for the year ended December 31, 2017, primarily due to higher cost of funds largely attributable to higher rates and higher average balances on repurchase agreements, partially offset by higher coupon income earned from an increase in average Interest Earning Assets for the year ended December 31, 2017 compared to the same period in 2016.

Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $1.4 billion, or $1.22 per average basic common share, for the year ended December 31, 2017, compared to $1.2 billion, or $1.17 per average basic common share, for the same period in 2016. Core earnings increased during the year ended December 31, 2017 compared to the same period in 2016 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and lower interest expense on interest rate swaps, partially offset by an increase in interest expense from higher rates and an increase in average Interest Bearing Liabilities.

2016 Compared with 2015

GAAP
Net income (loss) was $1.4 billion, which includes ($1.0) million attributable to a noncontrolling interest, or $1.39 per average basic common share, for the year ended December 31, 2016 compared to $465.7 million, which includes ($0.8) million attributable to a noncontrolling interest, or $0.42 per average basic common share, for the same period in 2015. We attribute the majority of the change in net income (loss) to favorable changes in realized and unrealized gains (losses), change in net gains (losses) on trading assets, and unrealized gains on investments measured at fair value partially offset by lower net interest income. Net realized and unrealized losses on interest rate swaps was ($338.4) million for the year ended December 31, 2016 compared to ($975.8) million for the same period in 2015. Unrealized gains (losses) on interest rate swaps was $282.2 million for the year ended December 31, 2016 compared to ($124.9) million for the same period in 2015, reflecting a rise in forward interest rates during the year ended December 31, 2016 compared to lower forward rates during the same period in 2015. Interest expense on interest rate swaps decreased $117.8 million to ($506.7) million for the year ended December 31, 2016 reflecting lower swap positions and lower net rates during the year ended December 31, 2016 compared to the same period in 2015. Realized losses on termination of interest rate swaps decreased $112.5 million to ($113.9) million for the year ended December 31, 2016 compared to the same period in 2015. Net gains (losses) on trading assets was $230.6 million for the year ended December 31, 2016, which includes net gains on futures contracts of $112.5 million, compared with $29.6 million for the same period in 2015, which includes a net loss on futures contracts of ($64.1) million. Net interest income decreased $145.9 million, primarily due to higher cost of funds largely attributable to higher rates on repurchase agreements for the year ended December 31, 2016 compared to the same period in 2015.

Non-GAAP
Core earnings (excluding PAA) were $1.2 billion, or $1.17 per average basic common share, for the year ended December 31, 2016, compared to $1.3 billion, or $1.28 per average basic common share, for the same period in 2015. Core earnings decreased during the year ended December 31, 2016 compared to the same period in 2015 primarily due to higher interest expense on higher Interest Bearing Liabilities, partially offset by a decrease in interest expense on interest rate swaps.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

•	economic net interest income (excluding PAA);

•	average yield on Interest Earning Assets (excluding PAA);

•	net interest margin (excluding PAA); and

•	net interest spread (excluding PAA).

These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. While intended to offer a fuller understanding of our results and operations, non-GAAP financial measures also have limitations. For example, we may calculate our non-GAAP metrics, such as core earnings, or the PAA, differently than our peers making comparative analysis difficult. Additionally, in the case of non-GAAP measures that exclude the PAA, the amount of amortization expense excluding the PAA is not necessarily representative of the amount of future periodic amortization nor is it indicative of the term over which we will amortize the remaining unamortized premium. Changes to actual and estimated prepayments will impact the timing and amount of premium amortization and, as such, both GAAP and non-GAAP results.

These non-GAAP measures provide additional detail to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers. Additional information pertaining to the our use of these non-GAAP financial measures, including discussion of how each such measure is useful to investors, and reconciliations to their most directly comparable GAAP results are provided below.

Amortization
In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for our Agency mortgage-backed securities, excluding interest-only securities, taking into account estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.

Our GAAP metrics include the unadjusted impact of amortization and accretion associated with this method. Certain of the our non-GAAP metrics exclude the effect of the PAA, which quantifies the component of premium amortization representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term CPR.
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Investment Securities portfolio for the periods presented:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Premium amortization expense	$879,305	$814,575	$793,657
Less: PAA Cost (Benefit)	141,836	18,941	73,365
Premium amortization expense exclusive of PAA	$737,469	$795,634	$720,292

	For the Years Ended December 31,
	2017	2016	2015
	(per average common share)
Premium amortization expense	$0.82	$0.84	$0.84
Less: PAA Cost (Benefit)	0.13	0.02	0.08
Premium amortization expense exclusive of PAA	$0.69	$0.82	$0.76

Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)

One of our principal business objectives is to generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs. Core earnings, which is comprised of interest income plus TBA dollar roll income, less financing and hedging costs and general and administrative expenses, and core earnings (excluding PAA), are used by management and, we believe, used by our analysts and investors, to measure its progress in achieving this objective.

We define “core earnings”, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination of interest rate swaps, unrealized gains or losses on interest rate swaps and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, corporate acquisition related expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs (a component of net unrealized gains (losses) on investments measured at fair value through earnings). Core earnings (excluding PAA) excludes the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities.

We believe these non-GAAP measures provide management and investors with additional details regarding our underlying operating results and investment portfolio trends by (i) making adjustments to account for the disparate reporting of changes in fair value where certain instruments are reflected in GAAP net income (loss) while others are reflected in other comprehensive income (loss), and (ii) by excluding certain unrealized, non-cash or episodic components of GAAP net income (loss) in order to provide additional transparency into the operating performance of our portfolio. Annualized core return on average equity (excluding PAA), which is calculated by dividing core earnings (excluding PAA) over average stockholders’ equity, provides investors with additional detail on the core earnings generated by our invested equity capital.

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,569,016	$1,432,786	$465,747
Less:
Realized (gains) losses on termination of interest rate swaps	160,133	113,941	226,462
Unrealized (gains) losses on interest rate swaps	(512,918)	(282,190)	124,869
Net (gains) losses on disposal of investments	3,938	(33,089)	(50,987)
Net (gains) losses on trading assets	(261,438)	(230,580)	(29,623)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	39,684	(86,391)	103,169
Bargain purchase gain	—	(72,576)	—
Impairment of goodwill	—	—	22,966
Corporate acquisition related expenses (1)	—	48,887	—
Net (income) loss attributable to noncontrolling interest	588	970	809
Plus:
TBA dollar roll income (loss) (2)	334,824	351,778	348,531
MSR amortization (3)	(66,667)	(48,652)	—
Core earnings (4)	1,267,160	1,194,884	1,211,943
Less:
Premium amortization adjustment cost (benefit)	141,836	18,941	73,365
Core earnings (excluding PAA) (4)	$1,408,996	$1,213,825	$1,285,308
GAAP net income (loss) per common share	$1.37	$1.39	$0.42
Core earnings per common share (4)	$1.09	$1.15	$1.20
Core earnings (excluding PAA) per common share (4)	$1.22	$1.17	$1.28
Annualized GAAP return (loss) on average equity	11.73%	11.75%	3.68%
Annualized core return on average equity (excluding PAA) (4)	10.54%	9.96%	10.17%

(1)	Represents transaction costs incurred in connection with the Hatteras Acquisition.

(2)	Represents a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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

From time to time, we enter into TBA forward contracts as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security with a specified issuer, term and coupon. A

TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost.
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value as Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).
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

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
For the Years Ended:	(dollars in thousands)
December 31, 2017	$2,493,126	$141,836	$2,634,962
December 31, 2016	$2,210,951	$18,941	$2,229,892
December 31, 2015	$2,170,697	$73,365	$2,244,062

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps Used to Hedge Cost of Funds (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
For the Years Ended:	(dollars in thousands)
December 31, 2017	$1,008,354	$325,739	$1,334,093	$1,484,772	$325,739	$1,159,033	$141,836	$1,300,869
December 31, 2016	$657,752	$427,366	$1,085,118	$1,553,199	$427,366	$1,125,833	$18,941	$1,144,774
December 31, 2015	$471,596	$570,116	$1,041,712	$1,699,101	$570,116	$1,128,985	$73,365	$1,202,350

(1)	A component of realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

Experienced and Projected Long-term CPR
Prepayment speeds, as reflected by the Constant Prepayment Rate (“CPR”) and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of or for the periods presented.

	Experienced CPR (1)	Long-term CPR (2)
December 31, 2017	10.6%	10.4%
December 31, 2016	13.3%	10.1%
December 31, 2015	10.6%	8.8%

(1) For the years ended December 31, 2017, 2016 and 2015, respectively.
(2) At December 31, 2017, 2016 and 2015, respectively.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)

Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average cost of interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as the sum of the annualized economic net interest income (inclusive of interest expense on interest rate swaps used to hedge cost of funds) plus TBA dollar roll income (less interest expense on swaps used to hedge TBA dollar roll transactions) divided by the sum of its average interest earning assets plus average outstanding TBA derivative balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.

Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.

Economic Net Interest Income (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities	Economic Net Interest Income (excluding PAA) (2)(3)	Net Interest Spread (excluding PAA) (2)	Net Interest Margin (excluding PAA) (2)(4)
For the Years Ended:	(dollars in thousands)
December 31, 2017	$89,648,025	$2,634,962	2.94%	$76,321,069	$1,334,093	1.75%	$1,300,869	1.19%	1.51%
December 31, 2016	$78,813,547	$2,229,892	2.83%	$66,817,870	$1,085,118	1.62%	$1,144,774	1.21%	1.50%
December 31, 2015	$75,741,458	$2,244,062	2.96%	$63,535,915	$1,041,712	1.64%	$1,202,350	1.32%	1.69%

(1)	Does not reflect the unrealized gains/(losses).

(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

(3)	Net of interest expense of interest rate swaps used to hedge cost of funds.

(4)
Represents the sum of annualized economic net interest income (excluding PAA), inclusive of interest expense on interest rate swaps used to hedge cost of funds, plus TBA dollar roll income less interest expense on interest rate swaps used to hedge dollar roll transactions divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the Years Ended:	(dollars in thousands)
December 31, 2017	$76,321,069	$84,505,642	$1,334,093	1.75%	1.11%	1.48%	(0.37%)	0.64%	0.27%
December 31, 2016	$66,817,870	$72,769,189	$1,085,118	1.62%	0.50%	1.06%	(0.56%)	1.12%	0.56%
December 31, 2015	$63,535,915	$60,629,905	$1,041,712	1.64%	0.20%	0.49%	(0.29%)	1.44%	1.15%

(1)	Economic interest expense includes interest expense on interest rate swaps used to hedge cost of funds.

2017 Compared with 2016

Economic interest expense, including interest expense on interest rate swaps, increased by $249.0 million for the year ended December 31, 2017 compared to the same period in 2016. The change was primarily due to a $9.5 billion increase in average Interest Bearing Liabilities and higher cost of funds partially offset by lower interest expense on interest rate swaps used to hedge cost of funds for the year ended December 31, 2017 compared to the same period in 2016.

2016 Compared with 2015

Economic interest expense, including interest expense on interest rate swaps, increased by $43.4 million for the year ended December 31, 2016 compared to the same period in 2015. The change was primarily due to the $3.3 billion increase in average Interest Bearing Liabilities offset by lower interest expense on interest rate swaps used to hedge cost of funds for the year ended December 31, 2016 compared to the same period in 2015.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end. Our borrowings at period end are a snapshot of our borrowings as of a date, and this number may differ from average borrowings over the period for a number of reasons.  The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month.  As a result, depending on the amount of mortgage-

backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we generally use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio, and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased.  Our average borrowings during a quarter may differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage.  Additionally, these numbers may differ during periods when we conduct equity capital raises, as in certain instances we may purchase additional assets and increase leverage with the expectation of a successful equity capital raise.  Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage than our period end borrowings.

At December 31, 2017 and 2016, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and increase the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(18,323)	$(338,432)	$(975,826)
Net gains (losses) on disposal of investments	(3,938)	33,089	50,987
Net gains (losses) on trading assets	261,438	230,580	29,623
Net unrealized gains (losses) on investments measured at fair value through earnings	(39,684)	86,391	(103,169)
Bargain purchase gain	—	72,576	—
Impairment of goodwill	—	—	(22,966)
Total	$199,493	$84,204	$(1,021,351)

(1)	Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination of interest rate swaps and unrealized gains (losses) on interest rate swaps.

2017 Compared with 2016

Net losses on interest rate swaps decreased by $320.1 million for the year ended December 31, 2017 compared to the same period in 2016. Unrealized gains on interest rate swaps increased $230.7 million, interest expense on interest rate swaps decreased $135.6 million and realized losses on termination of interest rate swaps increased $46.2 million for the year ended December 31, 2017 compared to the same period in 2016.

For the year ended December 31, 2017, we disposed of Residential Investment Securities with a carrying value of $12.9 billion for an aggregate net loss of $6.4 million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.
Net gains (losses) on trading assets was $261.4 million for the year ended December 31, 2017 compared to $230.6 million for the same period in 2016. The change was primarily attributable to higher net gains on TBA contracts, partially offset by an unfavorable change in net gains (losses) on interest rate swaptions recognized for the year ended December 31, 2017 compared to the same period in 2016.
Net unrealized gains (losses) on investments measured at fair value through earnings was ($39.7) million for the year ended December 31, 2017 compared to $86.4 million for the same period in 2016. The change was primarily attributable to unfavorable changes in unrealized gains (losses) on MSRs, partially offset by higher unrealized gains on non-agency mortgage-backed securities and lower unrealized losses on Agency interest-only investments for the year ended December 31, 2017 compared to the same period in 2016.

2016 Compared with 2015

Net losses on interest rate swaps decreased by $637.4 million for the year ended December 31, 2016 compared to the same period in 2015. Unrealized (gains) losses on interest rate swaps was $282.2 million for the year ended December 31, 2016 compared with ($124.9) million for the same period in 2015, realized losses on termination of interest rate swaps decreased $112.5 million, and interest expense on interest rate swaps decreased $117.8 million for the year ended December 31, 2016 compared to the same period in 2015.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of compensation expense, the management fee and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the Years Ended:	(dollars in thousands)
December 31, 2017	$224,124	0.25%	1.68%
December 31, 2016	$250,356	0.31%	2.05%
December 31, 2015	$200,240	0.25%	1.58%
 (1) Includes $48.9 million in Hatteras Acquisition related expenses for the year ended December 31, 2016.

2017 Compared with 2016

G&A expenses decreased $26.2 million to $224.1 million for the year ended December 31, 2017 compared to the same period in 2016. The change in the period was primarily due to the transaction costs recognized in connection with the Hatteras Acquisition of $48.9 million in 2016, partially offset by higher compensation and management fees reflecting an increase in adjusted stockholders’ equity primarily due to the equity capital raises conducted during the year ended December 31, 2017.
2016 Compared with 2015

G&A expenses increased $50.1 million to $250.4 million for the year ended December 31, 2016 compared to the same period in 2015. The change in the period was primarily due to the transaction costs recognized in connection with the Hatteras Acquisition of $48.9 million for the year ended December 31, 2016.

Unrealized Gains and Losses

With our available-for-sale accounting treatment on our Agency mortgage-backed securities which, represent the largest portion of assets on balance sheet, as well as certain commercial mortgage-backed securities, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Unrealized gain	$157,818	$275,680
Unrealized loss	(1,283,838)	(1,361,573)
Net unrealized gain (loss)	$(1,126,020)	$(1,085,893)

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to reduce borrowing capacity. A very large negative change in the net fair value of our available-for-sale Residential Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The fair value of these securities being less than amortized cost for the year ended December 31, 2017 is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 11.73%, 11.75% and 3.68% for the years ended December 31, 2017, 2016 and 2015, respectively.

The table below shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity (3)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the Years Ended:
December 31, 2017	8.67%	3.93%	0.86%	(1.68%)	(0.05%)	11.73%
December 31, 2016	9.23%	4.20%	0.36%	(2.05%)	0.01%	11.75%
December 31, 2015	8.92%	(3.57%)	(0.11%)	(1.58%)	0.02%	3.68%

(1)	Economic net interest income includes interest expense on interest rate swaps used to hedge cost of funds.

(2)	Realized and unrealized gains and losses excludes interest expense on interest rate swaps used to hedge cost of funds.

(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $101.8 billion and $87.9 billion at December 31, 2017 and 2016, respectively. The change was primarily due to increases in Residential Investment Securities and residential mortgage loans of $14.6 billion and $1.1 billion, respectively, partially offset by a $1.3 billion decrease in commercial real estate investments.

Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows at December 31, 2017:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (2)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$91,132,623	$16,134,313	$651,764	$2,535,616	$4,118,435	$485,953	$1,011,275	$99,935,666
Debt:
Repurchase agreements	76,703,981	15,578,000	277,971	304,778	409,613	—	—	77,696,343
Other secured financing	2,742,510	—	—	679,238	177,074	—	238,706	3,837,528
Securitized debt	—	—	—	350,819	2,620,952	—	—	2,971,771
Mortgages payable	—	—	—	—	—	309,686	—	309,686
Net forward purchases	655,349	—	—	—	—	—	—	655,349
Net Equity Allocated	$11,030,783	$556,313	$373,793	$1,200,781	$910,796	$176,267	$772,569	$14,464,989	(3)
Net Equity Allocated (%)	76%	4%	3%	8%	7%	1%	5%	100%
Debt/Net Equity Ratio	7.3:1	28.0:1	0.7:1	1.1:1	3.5:1	1.8:1	0.3:1	5.7:1	(4)

(1)	Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.

(2)	Excludes the TBA asset, debt and equity balances.

(3)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.

(4)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Residential  Investment Securities

Substantially all of our Agency mortgage-backed securities at December 31, 2017 and December 31, 2016 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets.  At December 31, 2017 and December 31, 2016 we had on our Consolidated Statements of Financial Condition a total of $148.3 million and $171.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $6.2 billion and $5.5 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2017 and 2016 was 10.6% and 13.3%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of December 31, 2017 and 2016 was 10.4% and 10.1%, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$87,518,155	$73,621,439
Net Premium	4,682,299	3,867,055
Amortized Cost	92,200,454	77,488,494
Amortized Cost/Principal Amount	105.35%	105.25%
Carrying Value	91,197,901	76,458,517
Carrying Value / Principal Amount	104.20%	103.85%
Weighted Average Coupon Rate	3.69%	3.54%
Weighted Average Yield	2.79%	2.69%
Adjustable-Rate Residential Investment Securities: (1)
Principal Amount	$8,002,252	$12,179,455
Weighted Average Coupon Rate	3.05%	2.84%
Weighted Average Yield	2.52%	2.30%
Weighted Average Term to Next Adjustment	24 Months	31 Months
Weighted Average Lifetime Cap (2)	8.12%	8.09%
Principal Amount at Period End as % of Total Residential Investment Securities	9.14%	16.54%
Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$79,515,903	$61,441,984
Weighted Average Coupon Rate	3.75%	3.68%
Weighted Average Yield	2.82%	2.76%
Principal Amount at Period End as % of Total Residential Investment Securities	90.86%	83.46%
Interest-Only Residential Investment Securities:
Notional Amount	$7,793,767	$8,997,175
Net Premium	1,342,048	1,451,321
Amortized Cost	1,342,048	1,451,321
Amortized Cost/Notional Amount	17.22%	16.13%
Carrying Value	1,102,920	1,257,385
Carrying Value/Notional Amount	14.15%	13.98%
Weighted Average Coupon Rate	3.61%	3.82%
Weighted Average Yield	4.17%	5.40%

(1)	Excludes interest-only mortgage-backed securities.

(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2017.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency Credit Risk Transfer	$616,886	$—	$616,886	5.29%	1.23%	0.28%	10.36%
Private Label Credit Risk Transfer	34,878	—	34,878	7.43%	5.77%	2.66%	8.01%
Alt-A	183,886	114,456	69,430	4.42%	10.07%	11.15%	9.94%
Prime	192,760	27,056	165,704	4.70%	1.20%	10.47%	14.73%
Subprime	533,880	245,006	288,874	2.52%	14.68%	20.57%	5.92%
Re-Performing Loan Securitizations	33,264	33,264	—	4.09%	42.36%	33.77%	5.72%
Non-Performing Loan Securitizations	9,724	6,290	3,434	4.65%	63.13%	72.25%	3.14%
Prime Jumbo (>=2010 Vintage)	126,622	101,374	25,248	3.59%	14.30%	0.08%	15.62%
Prime Jumbo (>=2010 Vintage) Interest-Only	17,158	17,158	—	0.46%	—	0.04%	14.39%
Total/Weighted Average	$1,749,058	$544,604	$1,204,454	2.78%	5.60%	6.59%	11.35%

(1)	Represents the 3 month voluntary prepayment rate (“VPR”).

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Total
(dollars in thousands)
Agency Credit Risk Transfer	$—	$—	$616,886	$—	$616,886
Private Label Credit Risk Transfer	—	—	34,878	—	34,878
Alt-A	51,314	106,594	25,978	—	183,886
Prime	90,679	102,081	—	—	192,760
Subprime	—	94,898	438,982	—	533,880
Re-Performing Loan Securitizations	—	33,264	—	—	33,264
Non-Performing Loan Securitizations	—	9,724	—	—	9,724
Prime Jumbo (>=2010 Vintage)	—	126,622	—	—	126,622
Prime Jumbo (>=2010 Vintage) Interest-Only	—	—	—	17,158	17,158
Total	$141,993	$473,183	$1,116,724	$17,158	$1,749,058

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2017.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2017, the interest rate swaps had a net fair value of ($538.9) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$77,211,230	$485,113	$—	$—	$77,696,343
Interest expense on repurchase agreements (1)	205,124	2,428	—	—	207,552
Other secured financing	3,657	1,449,081	2,384,790	—	3,837,528
Interest expense on other secured financing (1)	64,196	126,500	9,953	—	200,649
Securitized debt of consolidated VIEs (principal)	—	—	1,907,092	1,004,536	2,911,628
Interest expense on securitized debt of consolidated VIEs	63,399	126,798	125,673	183,570	499,440
Mortgages payable (principal)	—	23,375	—	289,125	312,500
Interest expense on mortgages payable	13,263	37,647	37,119	8,190	96,219
Long-term operating lease obligations	3,267	7,192	7,723	10,942	29,124
Total	$77,564,136	$2,258,134	$4,472,350	$1,496,363	$85,790,983

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2017.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2017, we received $12.0 billion from principal repayments and $13.4 billion in cash from disposal of Residential Investment Securities. During the year ended December 31, 2016, we received $12.5 billion from principal repayments and $12.5 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures.  In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures.  We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at December 31, 2017.

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

Our Internal Capital Adequacy Assessment Program (“ICAAP”) framework supports capital measurement, and is integrated within the overall risk governance framework. The ICAAP framework is designed to align capital measurement with our risk appetite.

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Stockholders’ Equity:	(dollars in thousands)
7.875% Series A Cumulative Redeemable Preferred Stock	$—	$177,088
7.625% Series C Cumulative Redeemable Preferred Stock	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	287,500	287,500
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	696,910	—
Common stock	11,596	10,189
Additional paid-in capital	17,221,265	15,579,342
Accumulated other comprehensive income (loss)	(1,126,020)	(1,085,893)
Accumulated deficit	(2,961,749)	(3,136,017)
Total stockholders’ equity	$14,865,473	$12,568,180

Common and Preferred Stock

The following table provides a summary of options activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Years Ended:	(dollars in thousands, except per share data)
December 31, 2017	—	$—	219,000	$2,542
December 31, 2016	—	$—	228,000	$2,362
December 31, 2015	—	$—	221,000	$2,246

During the year ended December 31, 2017, we issued 140,450,700 shares of common stock for gross proceeds of approximately $1.7 billion before deducting offering expenses.

During the year ended December 31, 2017, we issued 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series F Preferred Stock”), liquidation preference of $25.00 per share, for gross proceeds of $720.0 million before deducting the underwriting discount and other offering expenses. The Series F Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at our option commencing from and including the original issue date to, but excluding September 30, 2022, at a fixed rate equal to 6.95% per annum of the $25.00 liquidation preference, and from and including September

30, 2022, at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum.

In August 2015, our Board authorized the repurchase of up to $1.0 billion of our outstanding common shares through December 31, 2016. During the year ended December 31, 2016, we repurchased 11,132,226 shares of our common stock under this repurchase program for an aggregate amount of $102.7 million. There were no common shares repurchased during the year ended December 31, 2017.

In March 2012, we entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch; Pierce, Fenner & Smith Incorporated; Credit Suisse Securities (USA) LLC; Goldman, Sachs & Co.; J.P. Morgan Securities LLC; Morgan Stanley & Co. LLC; and RCap Securities Inc. (“RCap”)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

(together, the “Agents”).  Pursuant to the terms of the Distribution Agency Agreements, we may sell from time to time through the Agents, as our sales agents, up to 125,000,000 shares of our common stock. We did not make any sales under the Distribution Agency Agreements during the years ended December 31, 2017 or 2016.

Leverage and Capital

We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there continues to be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at December 31, 2017 and December 31, 2016 was 5.7:1 and 5.8:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at December 31, 2017 and December 31, 2016 was 6.6:1 and 6.4:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of securitized debt of consolidated VIEs), was 12.9% and 13.1% at December 31, 2017 and December 31, 2016, respectively.

Risk Management

We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to identify, measure, monitor and manage these risks.

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

The risk appetite statement provides key parameters to guide our risk management activities.  For a full discussion of our risk parameters, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

Governance

Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”).  The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies, our risk appetite and our capital, liquidity and funding practices. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

Risk assessment and risk management are the responsibility of our management.  A series of management committees have oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Four primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (“ERC”), Asset and Liability Committee (“ALCO”), Investment Committee and the Financial Reporting and Disclosure Committee (“FRDC”). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations including oversight and approval authority over all aspects of our enterprise risk management.

Audit Services is an independent function with reporting lines to the BAC. Audit Services is responsible for performing our internal audit activities, which includes independently assessing and validating key controls within the risk management framework.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Annaly Board of Directors
Board Risk Committee
Board Audit Committee
Audit Services
Annaly Operating Committee
Enterprise Risk Committee (ERC)
Asset Liability Committee (ALCO)
Investment Committee
Financial Reporting and Disclosure Committee (FRDC)
– Oversight of enterprise- wide risk
– Primary risk overseen:
– Operations
– IT/MIS
– Compliance
– Cyber
– Legal & Regulatory
– Reputational
– Responsible for monitoring and oversight of internal controls environment
– Review of risks overseen by ALCO and FRDC
– Oversight of portfolio risk, asset allocation, financing, and investment decisions across all business silos
– Risks overseen:
– Investment/Market
– Liquidity
– Credit
– Capital/Funding
– Counterparty
– Review and approve specific investments (e.g., Commercial)
– Oversight of all financial disclosure matters
– Monitoring of internal controls over financial reporting
– Oversight of SOX program
– Active monitoring of changes in GAAP/ Tax standards and related applications

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and through RCap, other secured financing including funding from the Federal Home Loan Bank (“FHLB”), securitized debt, mortgages, credit facilities, note sales and various forms of equity.  We maintain excess liquidity through liquid assets.

We conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered maturity profile.

Additionally, our wholly-owned subsidiary, RCap, provides direct access to third party funding as a FINRA member broker-dealer. RCap borrows funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. RCap may also borrow funds through other repurchase agreements.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2017, the weighted average days to maturity was 58 days.

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

We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency,

residential credit and commercial investments through the FHLB. A rule from the Federal Housing Finance Agency (“FHFA”) requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership, Truman has been granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At December 31, 2017, we had total financial instruments and cash pledged as collateral for secured financing arrangements and interest rate swaps of $87.4 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change during the year ended December 31, 2017 compared to the same period in 2016, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2017.

The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter Ended:	(dollars in thousands)
December 31, 2017	$78,755,896	$77,696,343	$1,295,652	$—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
December 31, 2016	64,484,326	65,215,810	1,064,130	—
September 30, 2016	63,231,246	61,784,121	1,494,022	—
June 30, 2016	54,647,175	53,868,385	1,159,341	—
March 31, 2016	55,753,041	54,448,141	1,294,505	—
December 31, 2015	57,483,870	56,230,860	214,674	—

The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2017. The weighted average remaining maturity on our repurchase agreements and other secured financing was 107 days at December 31, 2017:

	December 31, 2017
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	33,956,552	1.69%	41.6%
30 to 59 days	10,828,777	1.44%	13.3%
60 to 89 days	13,855,787	1.59%	17.0%
90 to 119 days	10,128,006	1.39%	12.4%
Over 120 days (1)	12,764,749	1.73%	15.7%
Total	$81,533,871	1.61%	100.0%

(1)	Approximately 5% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2017:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$77,696,343	1.61%	1.41%	58
Other secured financing (2)	3,837,528	1.66%	1.78%	1,114
Securitized debt of consolidated VIEs (3)	2,911,628	2.18%	2.10%	2,574
Mortgages payable (3)	312,500	4.24%	4.34%	2,588
Total indebtedness	$84,757,999

(1)	Determined based on estimated weighted-average lives of the underlying debt instruments.

(2)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.

(3)	Non-recourse to Annaly.

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs. Assets are considered encumbered if pledged as collateral against an existing liability, and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2017:

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$579,213	$127,376	$706,589
Investments, at carrying value: (1)
Agency mortgage-backed securities	83,628,132	6,275,008	89,903,140
Credit risk transfer securities	363,944	287,820	651,764
Non-Agency mortgage-backed securities	516,078	581,216	1,097,294
Residential mortgage loans	1,169,496	268,826	1,438,322
MSRs	5,224	575,636	580,860
Commercial real estate debt investments	3,070,993	18,115	3,089,108
Commercial real estate debt and preferred equity, held for investment	520,329	508,998	1,029,327
Corporate debt	600,049	411,226	1,011,275
Total financial assets	$90,453,458	$9,054,221	$99,507,679

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2017:

Liquid Assets	Carrying Value (1)
(dollars in thousands)
Cash and cash equivalents	$706,589
Residential Investment Securities (2)	91,652,198
Residential mortgage loans	1,438,322
Commercial real estate debt investments (3)	262,751
Commercial real estate debt and preferred equity, held for investment	667,413
Corporate debt	661,940
Total liquid assets	$95,389,213

Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)	98.66%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $87.6 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2017. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.8 billion.

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate gap.

We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics.  We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected final maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets and liabilities that exhibit prepayment characteristics.  Cash and cash equivalents are included in the ‘Less than 3 Months’ maturity bucket, as they are typically held for a short period of time.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

With respect to each maturity bucket, our maturity gap is considered negative when the amount of maturing liabilities exceeds the amount of maturing assets. A negative gap increases our liquidity risk as we must enter into future liabilities.

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the table below at December 31, 2017 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$706,589	$—	$—	$—	$706,589
Agency mortgage-backed securities (principal)	410,000	—	2,627,679	82,758,400	85,796,079
Credit risk transfer securities (principal)	—	—	—	593,027	593,027
Non-Agency mortgage-backed securities (principal)	—	42,692	114,185	972,172	1,129,049
Residential mortgage loans (principal)	—	—	—	1,419,807	1,419,807
Commercial real estate debt investments (principal)	—	—	—	3,041,113	3,041,113
Commercial real estate debt and preferred equity (principal)	118,678	342,952	476,225	95,303	1,033,158
Corporate debt (principal)	—	—	22,855	1,001,761	1,024,616
Total financial assets - maturity	1,235,267	385,644	3,240,944	89,881,583	94,743,438
Effect of utilizing reset dates (1)	6,394,221	1,984,457	306,103	(8,684,781)
Total financial assets - interest rate sensitive	$7,629,488	$2,370,101	$3,547,047	$81,196,802	$94,743,438

Financial Liabilities:
Repurchase agreements	$58,641,116	$18,570,114	$485,113	$—	$77,696,343
Other secured financing	—	3,657	1,449,081	2,384,790	3,837,528
Securitized debt of consolidated VIEs (principal)	—	—	—	2,911,628	2,911,628
Total financial liabilities - maturity	58,641,116	18,573,771	1,934,194	5,296,418	84,445,499
Effect of utilizing reset dates (1)(2)	(24,010,939)	(3,180,242)	3,654,645	23,536,536
Total financial liabilities - interest rate sensitive	$34,630,177	$15,393,529	$5,588,839	$28,832,954	$84,445,499

Maturity gap	$(57,405,849)	$(18,188,127)	$1,306,750	$84,585,165	$10,297,939

Cumulative maturity gap	$(57,405,849)	$(75,593,976)	$(74,287,226)	$10,297,939

Interest rate sensitivity gap	$(27,000,689)	$(13,023,428)	$(2,041,792)	$52,363,848	$10,297,939

Cumulative rate sensitivity gap	$(27,000,689)	$(40,024,117)	$(42,065,909)	$10,297,939

(1)	Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.

(2)	Includes effect of interest rate swaps.

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

We also monitor early warning metrics designed to measure the quality and depth of liquidity sources based upon both company-specific and market conditions. The metrics assist in assessing our liquidity conditions and are integrated into our escalation protocol, with various liquidity ratings influencing management actions with respect to contingency planning and potential related actions.

Investment/Market Risk Management

One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the out of market nature of such interest rate swap. MAC interest rate swaps offer increased liquidity and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2017. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. Actual results could differ significantly from these estimates in the following table at December 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis Points	(14.7%)	0.3%	2.1%
-50 Basis Points	(8.2%)	0.4%	2.6%
-25 Basis Points	(2.6%)	0.3%	1.9%
Base Interest Rate	—	—	—
+25 Basis Points	(0.5%)	(0.4%)	(2.6%)
+50 Basis Points	(2.9%)	(0.8%)	(5.8%)
+75 Basis Points	(6.4%)	(1.4%)	(9.7%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis Points	1.6%	11.2%
-15 Basis Points	0.9%	6.7%
-5 Basis Points	0.3%	2.3%
Base Interest Rate	—	—
+5 Basis Points	(0.3%)	(2.1%)
+15 Basis Points	(0.9%)	(6.5%)
+25 Basis Points	(1.5%)	(10.8%)

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition at December 31, 2017 and December 31, 2016 was as follows:

Asset Portfolio (using balance sheet values)

Category	December 31, 2017	December 31, 2016
Agency mortgage-backed securities	90.6%	88.5%
Credit risk transfer securities	0.7%	0.8%
Non-Agency mortgage-backed securities	1.1%	1.7%
Residential mortgage loans	1.4%	0.4%
Mortgage servicing rights	0.6%	0.8%
Commercial real estate (1) (2)	4.6%	6.9%
Corporate debt	1.0%	0.9%

(1)	Net of unamortized origination fees.

(2)	Including commercial loans held for sale, net.

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

We also use interest rate swaps and other derivatives to manage interest rate risk. Under these agreements, we pledge securities and cash as collateral or settle variation margin payments as part of a margin arrangement.

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

The following table summarizes our exposure to counterparties by geography at December 31, 2017:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
	(dollars in thousands)
North America	22	$57,144,070	$(200,794)	$2,137,709
Europe	13	15,086,569	(338,063)	1,022,946
Asia (non-Japan)	1	490,834	—	31,393
Japan	4	4,974,870	—	323,234
Total	40	$77,696,343	$(538,857)	$3,515,282

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Operational Risk Management

We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures that cover topics such as business continuity, personal conduct, cybersecurity and vendor management.  Other tools include testing, including disaster recovery testing; systems controls, including access controls; training, including cybersecurity awareness training; and monitoring, which includes the use of key risk indicators.  Employee level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.

We have established a Cybersecurity Committee to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC and the Risk and Audit Committees of the Board. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We have purchased cybersecurity insurance, however, there is no assurance that the insurance policy will cover all cybersecurity breaches or that the policy will cover all losses.
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

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (“CFTC”) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (“CPO”), and, absent relief from the Division of Swap Dealer and Intermediary Oversight or the CFTC, to register as CPOs.  On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete.  The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service.  While we disagree with the CFTC’s position that mortgage real estate investment trusts that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Valuation of Financial Instruments

Residential Investment Securities

There is an active market for our Agency mortgage-backed securities, Agency debentures, CRT securities and non-Agency mortgage-backed securities.  Since we primarily invest in securities that can be valued using actively quoted prices for actively traded assets, there is a high degree of observable inputs and less subjectivity in measuring fair value.  Internal fair values are determined using quoted prices from the TBA securities market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security.  Prepayment rates are difficult to predict and require estimation and judgment in the valuation of Agency mortgage-backed securities.  All internal fair values are compared to external pricing sources and/or dealer quotes to determine reasonableness.  Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Residential Mortgage Loans

There is an active market for the residential whole loans in which we invest. Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there are observable inputs in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the Treasury curve and the underlying characteristics of the individual loans, which may include loan term, coupon, and reset dates. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans. All internal fair values are compared to external pricing sources to determine reasonableness.

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

Interest Rate Swaps

We use the overnight indexed swap (“OIS”) curve as an input to value substantially all of our uncleared interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of uncleared interest rate swaps. Consistent with market practice, we exchange collateral (also called margin) based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty or derivatives clearing organization, providing additional verification of our recorded fair value of the uncleared interest rate swaps. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.

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

Glossary of Terms

A
___________________________________________________________
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

Agency Debentures
Debt issued by a federal agency or a government-sponsored enterprise (“GSE”) for financing purposes. These types of debentures are not backed by collateral, but by the integrity and credit-worthiness of the issuer.  Agency debentures issued by a GSE are backed only by that GSE’s ability to pay.  The callable feature allows the Agency to repay the bond prior to maturity.

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

B
___________________________________________________________
Basis Point (“BP”)
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

C
___________________________________________________________
Capital Buffer
Includes unencumbered financial assets which can be either sold or utilized as collateral to meet liquidity needs.

Capital Ratio
Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positions and exclusive of consolidated VIEs.

Carry
The amount an asset earns over its hedging and financing costs. A positive carry happens when the rate on the securities being financed is greater than the rate on the funds borrowed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Collateralized Mortgage Obligation (“CMO”)
A multiclass bond backed by a pool of mortgage pass-through securities or mortgage loans.

Commodity Futures Trading Commission (“CFTC”)
An independent U.S. federal agency established by the Commodity Futures Trading Commission Act of 1974. The CFTC regulates the swaps, commodity futures and options markets. Its goals include the promotion of competitive and efficient futures markets and the protection of investors against manipulation, abusive trade practices and fraud.

Commercial Mortgage-Backed Security (“CMBS”)
Securities collateralized by a pool of mortgages on commercial real estate in which all principal and interest from the mortgages flow to certificate holders in a defined sequence or manner.

Constant Prepayment Rate (“CPR”)
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

Credit Risk Transfer (“CRT”) Securities
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

D
___________________________________________________________
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

options, interest rate swaps, interest rate swaptions and certain to-be-announced securities).

Discount Price
When the dollar price is below face value, it is said to be selling at a discount.

Duration
The weighted maturity of a fixed-income investment’s cash flows, used in the estimation of the price sensitivity of fixed-income securities for a given change in interest rates.

E
___________________________________________________________
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

F
___________________________________________________________
Face Amount
The par value (i.e., principal or maturity value) of a security appearing on the face of the instrument.

Factor
A decimal value reflecting the proportion of the outstanding principal balance of a mortgage security, which changes over time, in relation to its original principal value.

Fannie Mae
Federal National Mortgage Association.

Federal Deposit Insurance Corporation (“FDIC”)
An independent agency created by the U.S. Congress to maintain stability and public confidence in the nation’s financial system by insuring deposits, examining and supervising financial institutions for safety and soundness and consumer protection, and managing receiverships.

Federal Funds Rate
The interest rate charged by banks on overnight loans of their excess reserve funds to other banks.

Federal Home Loan Banks (“FHLB”)
U.S. Government-sponsored banks that provide reliable liquidity to member financial institutions to support housing finance and community investment.

Federal Housing Financing Agency (“FHFA”)
The FHFA is an independent regulatory agency that oversees vital components of the secondary mortgage market including Fannie Mae, Freddie Mac and the Federal Home Loan Banks.

Financial Industry Regulatory Authority (“FINRA”)
FINRA is a non-governmental organization tasked with regulating all business dealings conducted between dealers, brokers and all public investors.

Fixed-Rate Mortgage
A mortgage featuring level monthly payments, determined at the outset, which remain constant over the life of the mortgage.

Fixed Income Clearing Corporation (“FICC”)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

an option gives one of the counterparties a right and the other an obligation to buy or sell, while a futures contract represents an obligation of both counterparties, one to deliver and the other to accept delivery. A futures contract is part of a class of financial instruments called derivatives.

G
__________________________________________________________
GAAP
U.S. generally accepted accounting principles.

Ginnie Mae
Government National Mortgage Association.

H
___________________________________________________________
Hedge
An investment made with the intention of minimizing the impact of adverse movements in interest rates or securities prices.

I
___________________________________________________________
In-the-Money
Description for an option that has intrinsic value and can be sold or exercised for a profit; a call option is in-the-money when the strike price (execution price) is below the market price of the underlying security.

Interest Bearing Liabilities
Refers to repurchase agreements, Convertible Senior Notes, securitized debt of consolidated VIEs, participation sold, FHLB Des Moines advances, credit facilities, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.

Interest Earning Assets
Refers to Residential Investment Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt investments, commercial real estate debt and preferred equity interests, residential mortgage loans and corporate debt. Average Interest Earning Assets is based on daily balances.

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

Internal Capital Adequacy Assessment Program (“ICAAP”)
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

L
___________________________________________________________
Leverage
The use of borrowed money to increase investing power and economic returns.

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, securitized

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

M
___________________________________________________________
Market Agreed Coupon (“MAC”) Interest Rate Swap
An interest rate swap contract structure with pre-defined, market agreed terms, developed by SIFMA and ISDA with the purpose of promoting liquidity and simplified administration.

Monetary Policy
Action taken by the Board of Governors of the Federal Reserve System to influence the money supply or interest rates.

Mortgage-Backed Security (“MBS”)
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

Mortgage Servicing Rights (“MSRs”)
Contractual agreements constituting the right to service an existing mortgage where the holder receives the benefits and bears the costs and risks of servicing the mortgage.

N
___________________________________________________________
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

Non-Performing Loan (“NPL”)
A loan that is close to defaulting or is in default.

Notional Amount
A stated principal amount in a derivative contract on which the contract is based.

O
___________________________________________________________
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Over-The-Counter (“OTC”) Market
A securities market that is conducted by dealers throughout the country through negotiation of price rather than through the use of an auction system as represented by a stock exchange.

P
___________________________________________________________
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

Premium Amortization Adjustment (“PAA”)
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

R
__________________________________________________________
Rate Reset
The adjustment of the interest rate on a floating-rate security according to a prescribed formula.

Real Estate Investment Trust (“REIT”)
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

Re-Performing Loan (“RPL”)
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

S
___________________________________________________________
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

T
___________________________________________________________
Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, Agency debentures, CRT securities, MSRs, non-Agency mortgage-backed securities, residential mortgage loans, commercial real estate investments, and corporate debt.

To-Be-Announced Securities (“TBAs”)
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

U
___________________________________________________________
Unencumbered Assets
Assets on our balance sheet which have not been pledged as collateral against an existing liability.

U.S. Government-Sponsored Enterprise (“GSE”) Obligations
Obligations of Agencies originally established or chartered by the U.S. government to serve public purposes as specified by the U.S. Congress, such as Fannie Mae and Freddie Mac; these obligations are not explicitly guaranteed as to the timely payment of principal and interest by the full faith and credit of the U.S. government.

V
___________________________________________________________
Value-at-Risk (“VaR”)
A statistical technique which measures the potential loss in value of an asset or portfolio over a defined period for a given confidence interval.

Variable Interest Entity (“VIE”)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Volatility
A statistical measure of the variance of price or yield over time. Volatility is low if the price does not change very much over a short period of time, and high if there is a greater change.

W
___________________________________________________________
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

Weighted Average Life (“WAL”)
The assumed weighted average amount of time that will elapse from the date of a security’s issuance until each dollar of principal is repaid to the investor. The WAL will change as the security ages and depending on the actual realized rate at which principal, scheduled and unscheduled, is paid on the loans underlying the MBS.

Y
___________________________________________________________
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

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Commission’s (“COSO”) Internal Control-Integrated Framework (2013).

Based on the Company’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Annaly Capital Management, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Annaly Capital Management, Inc. and Subsidiaries’ (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

New York, NY
February 15, 2018

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B.	OTHER INFORMATION
None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2017.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2017.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

On May 27, 2010, at our 2010 Annual Meeting of Stockholders, our stockholders approved the 2010 Equity Incentive Plan. The 2010 Equity Incentive Plan authorizes the Compensation Committee of the Board to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the 2010 Equity Incentive Plan. For a description of our 2010 Equity Incentive Plan, see note titled “Long-Term Stock Incentive Plan” located in Item 15. “Exhibits, Financial Statement Schedules.”
We had previously adopted a long-term stock incentive plan for executive officers, key employees and nonemployee directors (the “Prior Incentive Plan”). Since the adoption of the 2010 Equity Incentive Plan, no further awards will be made under the Prior Incentive Plan, although existing awards will remain effective. All stock options issued under the 2010 Equity Incentive Plan and the Prior Incentive Plan (collectively the “Incentive Plans”) were issued at the current market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years. The grant date fair value is calculated using the Black-Scholes option valuation model. For additional information on our Incentive Plans, see Notes to Consolidated Financial Statements.
The following table provides information as of December 31, 2017 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	794,125	$15.30	29,298,571
Equity compensation plans not approved by security holders	—	—	—
Total	794,125	$15.30	29,298,571

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2017.

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

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 3, 2006).
3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008).
3.5	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 23, 2011).
3.6
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed April 1, 2004).

3.7
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2004).

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

3.12
Articles Supplementary reclassifying the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.13 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).

3.13
Articles Supplementary designating the Registrant’s 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.14 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

3.14
Articles Supplementary reclassifying and designating (1) 7,412,500 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of undesignated Common Stock; (2) 650,000 authorized but unissued shares of the Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock; and (3) 3,400,000 authorized but unissued shares of the Registrant’s 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of undesignated Common Stock. (incorporated by reference to Exhibit 3.15 of the Registrant’s Quarterly Report on Form 10-Q filed November 3, 2017).

3.15
Articles Supplementary designating Annaly’s 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.16 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).

3.16	Amended and Restated Bylaws of the Registrant, adopted November 1, 2017 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed November 1, 2017).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series A Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form 8-A filed April 1, 2004).
4.4	Specimen Series B Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 10, 2006).
4.5	Specimen Series C Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).
4.6	Specimen Series D Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2012).
4.7	Specimen Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement (Registration No. 333-211140) on Form S-4/A filed May 27, 2016).
4.8	Specimen Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).
4.9	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.10
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2010).

4.11
Supplemental Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 12, 2010).

4.12	Form of 4.00% Convertible Senior Note due 2015 (included in Exhibit 4.10 above).
4.13
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 14, 2012).

4.14	Form of 5.00% Convertible Senior Note due 2015 (included in Exhibit 4.12 above).
4.15
Form of Indenture between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-209447) filed February 9, 2016).

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

10.4	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2010).*
10.5	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 23, 2017).*
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends and ratio of earnings to fixed charges.
21.1	Subsidiaries of Registrant.
23.1	Consent of Ernst & Young LLP.
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

99.1	Additional Material U.S. Federal Income Tax Considerations.
Exhibit 101.INS XBRL	Instance Document †
Exhibit 101.SCH XBRL	Taxonomy Extension Schema Document †
Exhibit 101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
Exhibit 101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
Exhibit 101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
Exhibit 101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †

*              Exhibit Numbers 10.1, 10.3, 10.4 and 10.5 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.

†              Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2017 and December 31, 2016; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY
None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Annaly Capital Management, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, collectively referred to as the “financial statements”. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 15, 2018

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31, 2017 (1)	December 31, 2016
ASSETS
Cash and cash equivalents (including cash pledged as collateral of $579,213 and $1,428,475, respectively) (2)	$706,589	$1,539,746
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $83,628,132 and $70,796,872, respectively)	90,551,763	75,589,873
Credit risk transfer securities (including pledged assets of $363,944 and $608,707, respectively)	651,764	724,722
Non-Agency mortgage-backed securities (including pledged assets of $516,078 and $1,064,603, respectively) (3)	1,097,294	1,401,307
Residential mortgage loans (including pledged assets of $1,169,496 and $314,746, respectively) (4)	1,438,322	342,289
Mortgage servicing rights (including pledged assets of $5,224 and $5,464, respectively)	580,860	652,216
Commercial real estate debt investments (including pledged assets of $3,070,993 and $4,321,739, respectively) (5)	3,089,108	4,321,739
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $520,329 and $506,997, respectively)	1,029,327	970,505
Commercial loans held for sale, net	—	114,425
Investments in commercial real estate	485,953	474,567
Corporate debt (including pledged assets of $600,049 and $592,871, respectively)	1,011,275	773,274
Interest rate swaps, at fair value	30,272	68,194
Other derivatives, at fair value	283,613	171,266
Receivable for investments sold	1,232	51,461
Accrued interest and dividends receivable	323,526	270,400
Other assets	384,117	333,063
Goodwill	71,815	71,815
Intangible assets, net	23,220	34,184
Total assets	$101,760,050	$87,905,046
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$77,696,343	$65,215,810
Other secured financing	3,837,528	3,884,708
Securitized debt of consolidated VIEs (6)	2,971,771	3,655,802
Participation sold	—	12,869
Mortgages payable	309,686	311,636
Interest rate swaps, at fair value	569,129	1,443,765
Other derivatives, at fair value	38,725	86,437
Dividends payable	347,876	305,674
Payable for investments purchased	656,581	65,041
Accrued interest payable	253,068	163,013
Accounts payable and other liabilities	207,770	184,319
Total liabilities	86,888,477	75,329,074
Stockholders’ Equity:
7.875% Series A Cumulative Redeemable Preferred Stock: 0 and 7,412,500 authorized, issued and outstanding, respectively	—	177,088
7.625% Series C Cumulative Redeemable Preferred Stock: 12,000,000 and 12,650,000 authorized, 12,000,000 issued and outstanding, respectively	290,514	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, issued and outstanding	287,500	287,500
6.95% Series F Cumulative Redeemable Preferred Stock: 28,800,000 and 0 authorized, issued and outstanding, respectively	696,910	—
Common stock, par value $0.01 per share, 1,929,300,000 and 1,945,437,500 authorized, 1,159,585,078 and 1,018,913,249 issued and outstanding, respectively	11,596	10,189
Additional paid-in capital	17,221,265	15,579,342
Accumulated other comprehensive income (loss)	(1,126,020)	(1,085,893)
Accumulated deficit	(2,961,749)	(3,136,017)
Total stockholders’ equity	14,865,473	12,568,180
Noncontrolling interest	6,100	7,792
Total equity	14,871,573	12,575,972
Total liabilities and equity	$101,760,050	$87,905,046

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

(2)	Includes cash of consolidated VIEs of $42.3 million and $23.2 million at December 31, 2017 and 2016, respectively.

(3)
Includes $66.3 million and $88.6 million at December 31, 2017 and 2016, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)	Includes securitized residential mortgage loans of a consolidated VIE carried at fair value of $478.8 million and $165.9 million at December 31, 2017 and 2016, respectively.

(5)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.8 billion and $3.9 billion at December 31, 2017 and 2016, respectively.

(6)	Includes securitized debt of consolidated VIEs carried at fair value of $3.0 billion and $3.7 billion at December 31, 2017 and 2016, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2017	2016	2015
Net interest income:
Interest income	$2,493,126	$2,210,951	$2,170,697
Interest expense	1,008,354	657,752	471,596
Net interest income	1,484,772	1,553,199	1,699,101
Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps (1)	(371,108)	(506,681)	(624,495)
Realized gains (losses) on termination of interest rate swaps	(160,133)	(113,941)	(226,462)
Unrealized gains (losses) on interest rate swaps	512,918	282,190	(124,869)
Subtotal	(18,323)	(338,432)	(975,826)
Net gains (losses) on disposal of investments	(3,938)	33,089	50,987
Net gains (losses) on trading assets	261,438	230,580	29,623
Net unrealized gains (losses) on investments measured at fair value through earnings	(39,684)	86,391	(103,169)
Bargain purchase gain	—	72,576	—
Impairment of goodwill	—	—	(22,966)
Subtotal	217,816	422,636	(45,525)
Total realized and unrealized gains (losses)	199,493	84,204	(1,021,351)
Other income (loss):
Investment advisory income	—	—	24,848
Dividend income from affiliate	—	—	8,636
Other income (loss)	115,857	44,144	(47,201)
Total other income (loss)	115,857	44,144	(13,717)
General and administrative expenses:
Compensation and management fee	164,322	151,599	150,286
Other general and administrative expenses	59,802	98,757	49,954
Total general and administrative expenses	224,124	250,356	200,240
Income (loss) before income taxes	1,575,998	1,431,191	463,793
Income taxes	6,982	(1,595)	(1,954)
Net income (loss)	1,569,016	1,432,786	465,747
Net income (loss) attributable to noncontrolling interest	(588)	(970)	(809)
Net income (loss) attributable to Annaly	1,569,604	1,433,756	466,556
Dividends on preferred stock	109,635	82,260	71,968
Net income (loss) available (related) to common stockholders	$1,459,969	$1,351,496	$394,588
Net income (loss) per share available (related) to common stockholders:
Basic	$1.37	$1.39	$0.42
Diluted	$1.37	$1.39	$0.42
Weighted average number of common shares outstanding:
Basic	1,065,923,652	969,787,583	947,062,099
Diluted	1,066,351,616	970,102,353	947,276,742
Net income (loss)	$1,569,016	$1,432,786	$465,747
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(89,997)	(686,414)	(531,952)
Reclassification adjustment for net (gains) losses included in net income (loss)	49,870	(21,883)	(50,527)
Other comprehensive income (loss)	$(40,127)	$(708,297)	$(582,479)
Comprehensive income (loss)	1,528,889	724,489	(116,732)
Comprehensive income (loss) attributable to noncontrolling interest	(588)	(970)	(809)
Comprehensive income (loss) attributable to Annaly	1,529,477	725,459	(115,923)
Dividends on preferred stock	109,635	82,260	71,968
Comprehensive income (loss) attributable to common stockholders	$1,419,842	$643,199	$(187,891)

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (dollars in thousands, except per share data)
	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total
BALANCE, December 31, 2014	$177,088	$290,514	$445,457	$—	$—	$9,476	$14,786,509	$204,883	$(2,585,436)	$13,328,491	$5,290	$13,333,781
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	466,556	466,556	—	466,556
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(809)	(809)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	(531,952)	—	(531,952)	—	(531,952)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	(50,527)	—	(50,527)	—	(50,527)
Stock compensation expense	—	—	—	—	—	—	1,156	—	—	1,156	—	1,156
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	2	2,244	—	—	2,246	—	2,246
Buyback of common stock	—	—	—	—	—	(119)	(114,141)	—	—	(114,260)	—	(114,260)
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	5,467	5,467
Preferred Series A dividends, declared $1.969 per share	—	—	—	—	—	—	—	—	(14,593)	(14,593)	—	(14,593)
Preferred Series C dividends, declared $1.906 per share	—	—	—	—	—	—	—	—	(22,875)	(22,875)	—	(22,875)
Preferred Series D dividends, declared $1.875 per share	—	—	—	—	—	—	—	—	(34,500)	(34,500)	—	(34,500)
Common dividends declared, $1.20 per share	—	—	—	—	—	—	—	—	(1,133,768)	(1,133,768)	—	(1,133,768)
BALANCE, December 31, 2015	$177,088	$290,514	$445,457	$—	$—	$9,359	$14,675,768	$(377,596)	$(3,324,616)	$11,895,974	$9,948	$11,905,922
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	1,433,756	1,433,756	—	1,433,756
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(970)	(970)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	(686,414)	—	(686,414)	—	(686,414)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	(21,883)	—	(21,883)	—	(21,883)
Stock compensation expense	—	—	—	—	—	—	7,047	—	—	7,047	—	7,047
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	2	2,360	—	—	2,362	—	2,362
Buyback of common stock	—	—	—	—	—	(111)	(102,601)	—	—	(102,712)	—	(102,712)
Acquisition of subsidiary	—	—	—	287,500	—	939	996,768	—	—	1,285,207	—	1,285,207
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,186)	(1,186)
Preferred Series A dividends, declared $1.969 per share	—	—	—	—	—	—	—	—	(14,593)	(14,593)	—	(14,593)
Preferred Series C dividends, declared $1.906 per share	—	—	—	—	—	—	—	—	(22,875)	(22,875)	—	(22,875)
Preferred Series D dividends, declared $1.875 per share	—	—	—	—	—	—	—	—	(34,500)	(34,500)	—	(34,500)
Preferred Series E dividends, declared $0.953 per share	—	—	—	—	—	—	—	—	(10,292)	(10,292)	—	(10,292)
Common dividends declared, $1.20 per share	—	—	—	—	—	—	—	—	(1,162,897)	(1,162,897)	—	(1,162,897)
BALANCE, December 31, 2016	$177,088	$290,514	$445,457	$287,500	$—	$10,189	$15,579,342	$(1,085,893)	$(3,136,017)	$12,568,180	$7,792	$12,575,972
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	1,569,604	1,569,604	—	1,569,604
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(588)	(588)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	(89,997)	—	(89,997)	—	(89,997)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	49,870	—	49,870	—	49,870
Stock compensation expense	—	—	—	—	—	—	1,406	—	—	1,406	—	1,406
Redemption of preferred stock	(177,088)	—	—	—	—	—	(8,224)	—	—	(185,312)	—	(185,312)
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	2	2,540	—	—	2,542	—	2,542
Net proceeds from issuance of common stock	—	—	—	—	—	1,405	1,646,201	—	—	1,647,606	—	1,647,606
Net proceeds from issuance of preferred stock	—	—	—	—	696,910	—	—	—	—	696,910	—	696,910
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(1,104)	(1,104)
Preferred Series A dividends, declared $1.285 per share	—	—	—	—	—	—	—	—	(9,527)	(9,527)	—	(9,527)
Preferred Series C dividends, declared $1.906 per share	—	—	—	—	—	—	—	—	(22,875)	(22,875)	—	(22,875)
Preferred Series D dividends, declared $1.875 per share	—	—	—	—	—	—	—	—	(34,500)	(34,500)	—	(34,500)
Preferred Series E dividends, declared $1.906 per share	—	—	—	—	—	—	—	—	(21,922)	(21,922)	—	(21,922)
Preferred Series F dividends, declared $0.724 per share	—	—	—	—	—	—	—	—	(20,811)	(20,811)	—	(20,811)
Common dividends declared, $1.20 per share	—	—	—	—	—	—	—	—	(1,285,701)	(1,285,701)	—	(1,285,701)
BALANCE, December 31, 2017	$—	$290,514	$445,457	$287,500	$696,910	$11,596	$17,221,265	$(1,126,020)	$(2,961,749)	$14,865,473	$6,100	$14,871,573
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	For The Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,569,016	$1,432,786	$465,747
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of Residential Investment Securities premiums and discounts, net	879,305	814,575	793,657
Amortization of residential mortgage loans premiums and discounts, net	1,523	942	—
Amortization of securitized debt premiums and discounts, net	(5,604)	24	—
Amortization of commercial real estate investment premiums and discounts, net	(3,865)	(2,978)	(1,321)
Amortization of intangibles	9,214	12,893	7,309
Amortization of deferred financing costs	2,008	1,609	5,419
Amortization of net origination fees and costs, net	(4,617)	(4,967)	(4,263)
Amortization of contingent beneficial conversion feature and equity component of Convertible Senior Notes	—	—	12,246
Depreciation expense	17,336	21,868	12,661
Bargain purchase gain	—	(72,576)	—
Net (gains) losses on sale of commercial real estate	(5,050)	(2,865)	—
Net (gains) losses on sales of commercial loans held for sale	3	74	(120)
Net (gains) losses on sales of Residential Investment Securities	6,352	(31,039)	(63,317)
Net (gains) losses on sales of residential mortgage loans	4,704	921	—
Net (gain) on sale of subsidiary	(904)	—	—
Net (gains) losses on sales of MSRs	(3)	—	—
Net (gains) losses on sales of corporate debt	—	(180)	—
Net (gains) losses on sales of other investments	(1,164)	—	—
Net (gain) loss on sale of investment in affiliate	—	—	12,450
Stock compensation expense	1,406	7,047	1,156
Impairment of goodwill	—	—	22,966
Unrealized (gains) losses on interest rate swaps	(512,918)	(282,190)	124,869
Net unrealized (gains) losses on investments measured at fair value through earnings	39,684	(86,391)	103,169
Equity in net income from unconsolidated joint venture	1,594	4,592	2,782
Distributions of cumulative earnings from unconsolidated joint venture	1,270	—	1,384
Net (gains) losses on trading assets	(261,438)	(230,580)	(29,623)
Originations of loans held for sale, net	—	—	(1,231,400)
Proceeds from sale of commercial loans held for sale	114,422	164,101	458,270
Payments on purchases of residential mortgage loans	(289,979)	(99,590)	—
Proceeds from repayments from residential mortgage loans	276,258	134,959	—
Payments on purchases of corporate debt held for sale	(19,494)	—	—
Proceeds from sales of corporate debt held for sale	19,605	—	—
Proceeds from repurchase agreements of RCap	3,395,222,385	2,270,520,000	2,029,822,000
Payments on repurchase agreements of RCap	(3,389,922,385)	(2,265,245,000)	(2,034,322,000)
Proceeds from reverse repurchase agreements	67,675,100	60,990,000	52,950,000
Payments on reverse repurchase agreements	(67,675,100)	(60,990,000)	(52,850,000)
Net payments on derivatives	(233,915)	(168,812)	55,214
Net change in:
Due to / from brokers	(16)	(12)	—
Other assets	(58,715)	(110,417)	(24,339)
Accrued interest and dividends receivable	(52,202)	27,712	47,893
Receivable for investment advisory income	—	—	10,402
Accrued interest payable	89,777	6,337	(28,658)
Accounts payable and other liabilities	48,646	43,020	2,028
Net cash provided by (used in) operating activities	6,932,239	6,855,863	(3,643,419)
Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	(40,287,765)	(25,529,322)	(19,703,098)
Proceeds from sales of Residential Investment Securities	13,402,428	12,488,907	24,801,165
Principal payments on Residential Investment Securities	12,016,190	12,470,168	9,926,030
Purchases of MSRs	(11,493)	(174,167)	—
Sales of MSRs	33	—	—
Proceeds from sale of investment in affiliate	—	—	126,402
Purchases of corporate debt	(693,095)	(399,713)	(397,639)
Principal payments on corporate debt	462,622	117,282	76,568
Purchases of commercial real estate debt investments	(56,650)	(151,862)	(411,511)
Sales of commercial real estate debt investments	—	—	41,016
Purchases of securitized loans at fair value	—	(1,489,268)	(2,574,353)
Originations of commercial real estate investments, net	(403,441)	(271,152)	(4,050)
Proceeds from sale of commercial real estate investments	11,960	39,530	227,450
Principal payments on commercial real estate debt investments	226,592	80,441	10,820
Principal payments on securitized loans at fair value	1,094,088	182,440	78
Principal payments on commercial real estate investments	349,220	654,117	444,998
Purchases of investments in real estate	(1,265)	(2,918)	(274,856)
Investments in unconsolidated joint ventures	(43,596)	(3,645)	(69,902)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,998	4,620	—
Purchases of residential mortgage loans held for investment	(928,512)	(65,623)	—
Principal payments on residential mortgage loans held for investment	185,391	18,268	—
Purchases of equity securities	(2,104)	(88,062)	(102,198)
Proceeds from sales of equity securities	—	16,112	28,395
Cash acquired in business combinations	—	41,698	—
Net proceeds from disposal of subsidiary	5,451	—	—
Net cash provided by (used in) investing activities	(14,665,948)	(2,062,149)	12,145,315
Cash flows from financing activities:
Proceeds from repurchase agreements	211,420,622	179,641,180	202,273,148
Principal payments on repurchase agreements	(204,240,089)	(186,353,987)	(212,904,214)
Payments on maturity of convertible senior notes	—	—	(857,541)
Proceeds from other secured financing	272,734	2,438,641	2,554,913
Payments on other secured financing	(319,945)	(438,169)	(709,865)
Proceeds from issuances of securitized debt	—	1,381,640	2,382,810
Principal repayments on securitized debt	(1,022,994)	(343,071)	(86,648)
Principal repayments on securitized loans	—	—	201
Payments of deferred financing cost	(2,054)	(3,076)	(2,608)
Net proceeds from issuances of preferred stock	696,910	—	—
Redemptions of preferred stock	(185,312)	—	—
Net proceeds from direct purchases and dividend reinvestments	2,542	2,362	2,246
Net proceeds from issuances of common stock	1,647,606	—	—
Proceeds from mortgages payable	—	—	192,375
Principal payments on participation sold	(12,827)	(336)	(296)
Principal payments on mortgages payable	(2,365)	(23,581)	(360)
Contributions from noncontrolling interests	31	14	6,116
Distributions to noncontrolling interests	(1,135)	(1,200)	(649)
Net payments on share repurchases	—	(102,712)	(114,260)
Dividends paid	(1,353,172)	(1,220,931)	(1,209,250)
Net cash provided by (used in) financing activities	6,900,552	(5,023,226)	(8,473,882)
Net (decrease) increase in cash and cash equivalents	(833,157)	(229,512)	28,014
Cash and cash equivalents, beginning of period	1,539,746	1,769,258	1,741,244
Cash and cash equivalents, end of period	$706,589	$1,539,746	$1,769,258
Supplemental disclosure of cash flow information:
Interest received	$3,447,308	$2,968,161	$2,965,887
Dividends received	$5,238	$2,520	$12,684
Fees received	$—	$4,266	$—
Investment advisory income received	$—	$—	$35,250
Interest paid (excluding interest paid on interest rate swaps)	$987,958	$624,784	$427,632
Net interest paid on interest rate swaps	$369,660	$536,674	$612,111
Taxes paid	$(1,502)	$934	$1,929
Noncash investing activities:
Receivable for investments sold	$1,232	$51,461	$121,625
Payable for investments purchased	$656,581	$65,041	$1,530,631
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(40,127)	$(708,297)	$(582,479)
Reclassification of loans held for sale to investments in commercial real estate	$—	$—	$18,500
Residential mortgage loans acquired through consolidation of VIEs	$349,200	$—	$—
Noncash financing activities:
Dividends declared, not yet paid	$347,876	$305,674	$280,779
Securitized debt assumed through consolidation of VIEs	$315,111	$—	$—

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

1.	DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company is a leading diversified capital manager that invests in and finances residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”), commercial real estate assets and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders and to preserve capital through prudent selection of investments and continuous management of its portfolio. The Company is externally managed by Annaly Management Company LLC (the “Manager”).

The Company’s investment groups are primarily comprised of the following:

•	The Annaly Agency Group invests in Agency mortgage-backed securities collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

•	The Annaly Residential Credit Group invests primarily in non-Agency residential mortgage assets within securitized product and residential mortgage loan markets.

•	The Annaly Commercial Real Estate Group (“ACREG”) originates and invests in commercial mortgage loans, securities and other commercial real estate debt and equity investments.

•	The Annaly Middle Market Lending Group (“AMML”) provides financing to private equity-backed middle-market businesses across the capital structure.

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

Variable Interest Entities - The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in Variable Interest Entities (“VIEs”). A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion regarding the VIE to change.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations are carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. As a result of a change to a clearing organization’s rulebook effective January 3, 2017, beginning with the first quarter of 2017 and in subsequent periods, the Company is presenting the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. The variation margin was previously reported under cash and cash equivalents. At December 31, 2017, $218.3 million of variation margin was reported as a reduction to interest rate swaps, at fair value. RCap Securities, Inc., the Company’s wholly-owned broker-dealer (“RCap”) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled approximately $579.2 million and $1.4 billion at December 31, 2017 and December 31, 2016.

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

The Company elected the fair value option for interest-only mortgage-backed securities, non-Agency mortgage-backed securities, reverse mortgages and CRT securities as this election simplifies the accounting. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific mortgage-backed securities. Interest-only mortgage-backed securities, non-Agency mortgage-backed securities, reverse mortgages and CRT securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on investments measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.

The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

income for its Agency mortgage-backed securities (other than debentures and multifamily securities), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
Premiums or discounts associated with the purchase of Agency interest-only securities, reverse mortgages and residential credit securities are amortized or accreted into interest income based upon current expected future cash flows with any adjustment to yield made on a prospective basis.
Interest income for Agency debentures and multifamily securities is recognized by applying the interest method using contractual cash flows without estimating prepayments.
The table below summarizes the interest income recognition methodology for Residential Investment Securities:

Interest Income Methodology
Agency
Fixed-rate pass-through (1)	Effective yield (3)
Adjustable-rate pass-through (1)	Effective yield (3)
Multifamily (1)	Contractual cash flows
Collateralized Mortgage Obligation (“CMO”) (1)	Effective yield (3)
Debentures (1)	Contractual cash flows
Reverse mortgages (2)	Prospective
Interest-only (2)	Prospective

Residential Credit
CRT (2)	Prospective
Alt-A (2)	Prospective
Prime (2)	Prospective
Subprime (2)	Prospective
NPL/RPL (2)	Prospective
Prime Jumbo (2)	Prospective
Prime Jumbo interest-only (2)	Prospective

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
Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of new origination, performing adjustable-rate and fixed-rate whole loans acquired in connection with the Company’s acquisition of Hatteras Financial Corp. (“Hatteras” and such acquisition, the “Hatteras Acquisition”) and through subsequent purchases. Additionally, in connection with the Hatteras Acquisition, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company also consolidates securitization trusts in which it had purchased subordinated securities.  Please refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated Residential Mortgage Loan Trusts.

The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trusts at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

Premiums and discounts associated with the purchase of residential mortgage loans and with those held in the securitization trusts are primarily amortized or accreted into interest income over their estimated remaining lives using the effective interest rates inherent in the estimated cash flows from the mortgage loans.  Amortization of premiums and accretion of discounts are presented in Interest income in the Consolidated Statements of Comprehensive Income (Loss).

There was no real estate acquired in settlement of residential mortgage loans at December 31, 2017 or December 31, 2016 other than that held by securitization trusts that the Company was required to consolidate in the fourth quarter of 2017. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

MSRs – MSRs represent the rights associated with servicing contracts obtained in connection with the Hatteras Acquisition or through the subsequent purchase of such rights from third parties with the intention of holding them as

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

investments. The Company and its subsidiaries do not originate or directly service mortgage loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

Interest Rate Swap Agreements - Interest rate swap agreements are the primary instruments used to mitigate interest rate risk. In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps are fair valued using internal pricing models and compared to the DCO’s market values. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into the swap to compensate for the out of the market nature of such interest rate swap. MAC interest rate swaps are also centrally cleared and fair valued using internal pricing models and compared to the DCO’s market value.

Swaptions - Swaptions are purchased or sold to mitigate the potential impact of increases or decreases in interest rates. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. They are not centrally cleared. The premium paid or received for swaptions is reported as an asset or liability in the Consolidated Statement of Financial Condition. The difference between the premium and the fair value of the swaption is reported in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss). If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received or paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

fair value using internal pricing models and compared to the counterparty market value at the valuation date with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
Futures Contracts – Futures contracts are derivatives that track the prices of specific assets or benchmark rates. Short sales of futures contracts help to mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing with gains and losses recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
Forward purchase commitments – The Company may enter into forward purchase commitments with counterparties whereby the Company commits to purchasing residential mortgage loans at a particular price, provided the residential mortgage loans close with the counterparties. The counterparties are required to deliver the committed loans on a “best efforts” basis. Gains and losses are recorded in Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).
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

Repurchase Agreements – The Company finances the acquisition of a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assesses each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements meet the specified criteria in this guidance.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were necessary at December 31, 2017 and 2016.

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

Commercial Real Estate Investments

Commercial Real Estate Debt Investments – The Company’s commercial real estate debt investments are comprised of commercial mortgage backed securities and loans held by consolidated collateralized financing entities. Commercial mortgage backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss), except for conduit commercial mortgage-backed securities for which the Company has elected to fair value through earnings to simplify the accounting. Management evaluates commercial mortgage backed securities, excluding conduit commercial mortgage-backed securities, for other-than-temporary impairment at least quarterly.  See the “Commercial Real Estate Investments” Note for additional information regarding the consolidated collateralized financing entities.

Commercial Real Estate Loans and Preferred Equity Interests (collectively referred to as “CRE Debt and Preferred Equity Investments”) – The Company’s commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.

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

The Company evaluates whether real estate acquired in connection with a foreclosure or deed in lieu of foreclosure, herein collectively referred to as a foreclosure, (“REO”)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

constitutes a business and whether business combination accounting is applicable. Upon foreclosure of a property, the excess of the carrying value of a loan, if any, over the estimated fair value of the property, less estimated costs to sell, is charged to provision for loan losses.

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

Senior secured loans are generally exposed to less amount of credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the significant majority of the Company’s investments in corporate debt have been funded term loans versus bonds.

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
When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  If the fair value is less than the cost of a held-to maturity-security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the years ended December 31, 2017, 2016 and 2015.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

The Company may be exposed to various levels of credit risk depending on the nature of its investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment. The Company’s investment underwriting procedures include evaluation of the underlying borrowers’ ability to manage and operate their respective properties or companies. Management reviews loan-to-value metrics upon either the origination or the acquisition of a new investment but generally does not update the loan-to-value metrics in the course of quarterly surveillance. Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan, economic trends (both macro and those affecting the property specifically), and the supply and demand of competing projects in the sub-market in which each subject property is located. Management monitors the financial condition and operating results of its corporate borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.

The Company evaluates the need for a loss reserve on at least a quarterly basis through its surveillance review process. In connection with the surveillance review process, the Company’s CRE Debt and Preferred Equity Investments are assigned an internal risk rating. The loan risk ratings were updated to conform to guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on net operating income, debt service coverage ratios, property debt yields, loan per unit, rent rolls and other factors management deems important. A provision for loan losses may occur when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectible of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations. The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”.  Performing loans meet all present contractual obligations.  Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible.

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
The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing at December 31, 2017. There were no allowances for loan losses at December 31, 2017 and 2016.

Broker Dealer Activities

Reverse Repurchase Agreements – RCap enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contractual amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

The following table summarizes the aggregate consideration and fair value of the assets acquired and liabilities assumed recognized at the acquisition date:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

July 12, 2016
Consideration Transferred:	(dollars in thousands)
Cash	$521,082
Common equity	997,707
Preferred shares:
Exchange of Hatteras preferred stock for Annaly preferred stock	278,252
Preferred stock fair value adjustment	9,248
Preferred stock	287,500
Total consideration	$1,806,289

Net Assets:
Cash	$562,780
Agency mortgage-backed securities, at fair value	10,863,070
Credit risk transfer securities, at fair value	116,770
Residential mortgage loans	360,447
Mortgage servicing rights	355,820
Other derivatives, at fair value	8,677
Principal receivable	438,005
Accrued interest and dividend receivable	83,814
Other assets	57,250
Total assets acquired	$12,846,633

Repurchase agreements	$10,422,757
Other secured financing	35,769
Securitized debt of consolidated VIEs	54,135
Other derivatives, at fair value	349,922
Dividends payable	670
Payable for investments purchased	2,643
Accrued interest payable	4,833
Accounts payable and other liabilities	97,039
Total liabilities assumed	10,967,768
Net assets acquired	$1,878,865
Bargain purchase gain	$72,576

For additional details regarding the terms and conditions of the Hatteras Acquisition and related matters, please refer to the Company’s other filings with the Securities and Exchange Commission (“SEC”) that were made in connection with the

Hatteras Acquisition, including the Prospectus/Offer to Exchange filed with the SEC pursuant to Rule 424(b)(3) on July 8, 2016 and the Current Report on Form 8-K filed with the SEC on July 12, 2016.

5.	RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value at December 31, 2017 and 2016:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains (1)	Unrealized Losses (1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,509,335	$4,514,815	$(1,750)	$83,022,400	$140,115	$(1,178,673)	$81,983,842
Adjustable-rate pass-through	6,760,991	277,212	(1,952)	7,036,251	15,776	(103,121)	6,948,906
Interest-only	6,804,715	1,326,761	—	1,326,761	1,863	(242,862)	1,085,762
Multifamily	490,753	5,038	(341)	495,450	84	(1,845)	493,689
Reverse mortgages	35,000	4,527	—	39,527	37	—	39,564
Total Agency investments	$92,600,794	$6,128,353	$(4,043)	$91,920,389	$157,875	$(1,526,501)	$90,551,763
Residential Credit
CRT	$593,027	$25,463	$(3,456)	$615,034	$36,730	$—	$651,764
Alt-A	204,213	499	(34,000)	170,712	13,976	(802)	183,886
Prime	197,756	358	(24,158)	173,956	18,804	—	192,760
Subprime	554,470	2,037	(78,561)	477,946	56,024	(90)	533,880
NPL/RPL	42,585	14	(117)	42,482	506	—	42,988
Prime Jumbo (>=2010 Vintage)	130,025	627	(3,956)	126,696	1,038	(1,112)	126,622
Prime Jumbo (>=2010 Vintage) Interest-Only	989,052	15,287	—	15,287	1,871	—	17,158
Total residential credit investments	$2,711,128	$44,285	$(144,248)	$1,622,113	$128,949	$(2,004)	$1,749,058
Total Residential Investment Securities	$95,311,922	$6,172,638	$(148,291)	$93,542,502	$286,824	$(1,528,505)	$92,300,821

	December 31, 2016
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains (1)	Unrealized Losses (1)	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,759,317	$3,633,354	$(1,956)	$64,390,715	$228,430	$(1,307,771)	$63,311,373
Adjustable-rate pass-through	10,653,109	391,267	(4,081)	11,040,295	47,250	(53,795)	11,033,751
Interest-only	8,133,805	1,436,192	—	1,436,192	4,225	(195,668)	1,244,749
Total Agency investments	$79,546,231	$5,460,813	$(6,037)	$76,867,202	$279,905	$(1,557,234)	$75,589,873
Residential Credit
CRT	$690,491	$11,113	$(10,907)	$690,697	$34,046	$(21)	$724,722
Alt-A	173,108	1,068	(23,039)	151,137	3,721	(685)	154,173
Prime	248,176	287	(35,068)	213,395	7,050	(253)	220,192
Subprime	697,983	380	(96,331)	602,032	12,578	(1,061)	613,549
NPL/RPL	269,802	670	(209)	270,263	1,004	(429)	270,838
Prime Jumbo (>=2010 Vintage)	129,453	852	(345)	129,960	267	(308)	129,919
Prime Jumbo (>=2010 Vintage) Interest-Only	863,370	15,129	—	15,129	—	(2,493)	12,636
Total residential credit investments	$3,072,383	$29,499	$(165,899)	$2,072,613	$58,666	$(5,250)	$2,126,029
Total Residential Investment Securities	$82,618,614	$5,490,312	$(171,936)	$78,939,815	$338,571	$(1,562,484)	$77,715,902

(1) Unrealized gains and losses on Agency investments, excluding interest-only investments and reverse mortgages, are reported as a component of Other comprehensive income (loss). Unrealized gains and losses on residential credit securities, reverse mortgages and Agency interest-only investments are reported in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration at December 31, 2017 and 2016:

Investment Type	December 31, 2017	December 31, 2016
	(dollars in thousands)
Fannie Mae	$63,361,415	$51,658,391
Freddie Mac	27,091,978	23,858,110
Ginnie Mae	98,370	73,372
Total	$90,551,763	$75,589,873

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

The following table summarizes the Company’s available for sale Residential Investment Securities at December 31, 2017 and 2016, according to their estimated weighted average life classifications:

	December 31, 2017		December 31, 2016
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$471,977	$476,538	$63,510	$61,775
Greater than one year through five years	13,838,890	13,925,749	12,626,932	12,666,394
Greater than five years through ten years	77,273,833	78,431,852	56,785,601	57,738,588
Greater than ten years	716,121	708,363	8,239,859	8,473,058
Total	$92,300,821	$93,542,502	$77,715,902	$78,939,815

The weighted average lives of the Agency mortgage-backed securities at December 31, 2017 and 2016 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities and debentures, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 Months	$39,878,158	$(272,234)	1,114	$52,465,045	$(1,094,957)	1,368
12 Months or More	39,491,238	(1,011,405)	911	6,277,814	(266,609)	54
Total	$79,369,396	$(1,283,639)	2,025	$58,742,859	$(1,361,566)	1,422
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

During the year ended December 31, 2017, the Company disposed of $12.9 billion of Residential Investment Securities, resulting in a net realized loss of $6.4 million. During the year ended December 31, 2016, the Company disposed of $12.3 billion of Residential Investment Securities, resulting in a net realized gain of $31.0 million.  During the year ended December 31, 2015, the Company disposed of $23.9 billion of Residential Investment Securities, resulting in a net realized gain of $63.3 million.

6.	RESIDENTIAL MORTGAGE LOANS

The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Fair value	$1,438,322	$342,289
Unpaid principal balance	$1,419,807	$338,323

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016 for these investments:

	For the Years Ended:
	December 31, 2017	December 31, 2016
	(dollars in thousands)
Net interest income	$28,817	$3,452
Net gains (losses) on disposal of investments	(4,704)	(922)
Net unrealized gains (losses) on investments measured at fair value through earnings	8,468	(5,614)
Total included in net income (loss)	$32,581	$(3,084)

The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2017 and 2016 for the residential mortgage loans, including loans held in securitization trusts:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2017		December 31, 2016
Property Location	% of Balance	Property Location	% of Balance
California	49.8%	California	46.3%
Florida	9.3%	Texas	9.6%
New York	7.1%	Illinois	5.7%
All other (none individually greater than 5%)	33.8%	Florida	5.2%
		Washington	5.1%
		All other (none individually greater than 5%)	28.1%
Total	100.0%		100.0%

The table below provides additional data on the Company’s residential mortgage loans, including loans held in securitization trusts, at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,663	$514	$22 - $1,905	$691
Interest rate	1.63% - 7.50%	4.25%	2.50% - 6.75%	3.72%
Maturity	1/1/2028 - 5/1/2057	2/1/2043	4/8/2044 - 11/1/2046	8/20/2045
FICO score at loan origination	468 - 823	748	665 - 814	761
Loan-to-value ratio at loan origination	11% - 100%	68%	24% - 90%	71%

At December 31, 2017 and 2016, approximately 78% and 85% of the carrying value of the Company’s residential mortgage loans, including loans held in securitization trusts, were adjustable-rate.
The following table presents the activity related to residential mortgage loans for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Fair value, beginning of period	$342,289	$—
Obtained through Hatteras Acquisition	—	360,447
Purchases	1,218,491	165,213
Consolidation of VIEs	349,200	—
Sales	(278,305)	(134,203)
Principal repayments	(189,465)	(42,612)
Amortization of premiums	(1,523)	(942)
Change in fair value	(2,365)	(5,614)
Fair value, end of period	$1,438,322	$342,289

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

7.	MORTGAGE SERVICING RIGHTS

The Company invests in MSRs and has elected to carry them at fair value. The following table presents activity related to MSRs for the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Fair value, beginning of period	$652,216	$—
Obtained through Hatteras Acquisition	—	355,820
Purchases	—	166,585
Sales	(33)	—
Other	(27)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	(4,629)	178,463
Other changes, including realization of expected cash flows	(66,667)	(48,652)
Fair value, end of period	$580,860	$652,216

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the years ended December 31, 2017 and 2016, the Company recognized $129.4 million and $60.5 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8.	COMMERCIAL REAL ESTATE INVESTMENTS
CRE Debt and Preferred Equity Investments

At December 31, 2017 and 2016, commercial real estate investments held for investment were comprised of the following:

	December 31, 2017			December 31, 2016
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$629,143	$625,900	60.9%	$512,322	$510,071	52.6%
Mezzanine loans	395,015	394,442	38.2%	453,693	451,467	46.5%
Preferred equity	9,000	8,985	0.9%	9,000	8,967	0.9%
Total (3)	$1,033,158	$1,029,327	100.0%	$975,015	$970,505	100.0%
(1)  Carrying value includes unamortized origination fees of $3.8 million and $4.5 million at December 31, 2017 and 2016, respectively.
(2)  Based on outstanding principal.
(3)  Excludes loans held for sale, net.

	December 31, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	338,242	69,121	—	407,363
Principal payments	(221,421)	(127,799)	—	(349,220)
Amortization & accretion of (premium) discounts	(44)	28	—	(16)
Net (increase) decrease in origination fees	(3,317)	(605)	—	(3,922)
Amortization of net origination fees	2,369	2,230	18	4,617
Net carrying value	$625,900	$394,442	$8,985	$1,029,327

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2016
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$385,838	$262,703	$578,503	$121,773	$1,348,817
Originations & advances (principal)	211,318	—	62,390	—	273,708
Principal payments	(86,310)	(263,072)	(191,291)	(113,444)	(654,117)
Amortization & accretion of (premium) discounts	(136)	—	(178)	—	(314)
Net (increase) decrease in origination fees	(2,086)	—	(472)	—	(2,558)
Amortization of net origination fees	1,447	369	2,515	638	4,969
Net carrying value (2)	$510,071	$—	$451,467	$8,967	$970,505
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

The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing at December 31, 2017 and 2016. As such, no provision for loan loss was deemed necessary at December 31, 2017 and 2016.

	December 31, 2017
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$629,143	60.9%	$409,878	$115,075	$36,800	$67,390	$—	$—	$629,143
Mezzanine loans	395,015	38.2%	206,169	66,498	122,348	—	—	—	395,015
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$1,033,158	100.0%	$616,047	$181,573	$168,148	$67,390	$—	$—	$1,033,158

	December 31, 2016
			Internal Ratings
Investment Type	Outstanding Principal (2)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$512,322	52.6%	$144,434	$243,448	$124,440	$—	$—	$—	$512,322
Mezzanine loans	453,693	46.5%	254,337	170,039	29,317	—	—	—	453,693
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$975,015	100.0%	$398,771	$413,487	$162,757	$—	$—	$—	$975,015
(1) The Company transferred one loan to Substandard during the year ended December 31, 2017. The downgrade in risk rating was based on the borrower’s failure to meet originally projected performance targets. The Company evaluated whether an impairment exists and determined that, based on quantitative and qualitative factors, including that the borrower is current, the Company expects timely repayment of contractual amounts due.
(2) Excludes Loans held for sale, net.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

At December 31, 2017, and 2016, approximately 86% and 77%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.
Investments in Commercial Real Estate
There were no acquisitions of new real estate holdings during the year ended December 31, 2017. The company sold one of its wholly-owned triple net leased properties during the year ended December 31, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.

The weighted average amortization period for intangible assets and liabilities at December 31, 2017 is 4.5 years.  Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$111,012	$112,675
Buildings and improvements	330,959	335,945
Subtotal	441,971	448,620
Less: accumulated depreciation	(48,920)	(34,221)
Total real estate held for investment, at amortized cost, net	393,051	414,399
Equity in unconsolidated joint ventures	92,902	60,168
Investments in commercial real estate, net	$485,953	$474,567

Depreciation expense was $15.8 million and $20.4 million for the years ended December 31, 2017 and 2016, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments.

The leases generally also require that the tenants reimburse the Company for certain operating costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2017 for consolidated investments in real estate are as follows:

December 31, 2017
(dollars in thousands)
2018	$29,245
2019	25,845
2020	21,192
2021	17,029
2022	12,141
Later years	20,552
Total	$126,004

Mortgage loans payable at December 31, 2017 and 2016, were as follows:

December 31, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,373	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,294	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,019	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,686	$312,500

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2016
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$285,993	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,261	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,015	11,025	3.58%	Fixed	6/6/2019	First liens
Nevada	2,367	2,365	L + 200	Floating (1)	3/29/2017	First liens
Total	$311,636	$314,865
(1)  Includes a mortgage with a fixed rate via an interest rate swap (pay fixed 3.45%, receive floating rate of L+200).

The following table details future mortgage loan principal payments at December 31, 2017:

Mortgage Loan Principal Payments
(dollars in thousands)
2018	$—
2019	23,375
2020	—
2021	—
2022	—
Later years	289,125
Total	$312,500

On December 11, 2015, the Company originated a $335.0 million recapitalization financing with respect to eight class A/B office properties in Orange County California. The Company previously classified the senior mortgage loan as held for sale. The balance of the senior loan held for sale at December 31, 2016 was $115.0 million ($114.4 million, net origination fees). During the year ended December 31, 2017, the Company sold the remaining balance of $115.0 million ($114.4 million, net of origination fees) of the senior loan to unrelated third parties at carrying value. Accordingly, no gain or loss was recorded in connection with the sale.

9.	CORPORATE DEBT

The Company invests in corporate loans and corporate debt securities through AMML.

The industry and rate sensitivity dispersion of the portfolio at December 31, 2017 and 2016 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Industry Dispersion
	December 31, 2017			December 31, 2016
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$—	$34,814	$34,814	$—	$32,067	$32,067
Coating, Engraving and Allied Services	—	64,034	64,034	—	—	—
Commercial Fishing	—	—	—	—	40,600	40,600
Computer Programming, Data Processing & Other Computer Related Services	—	192,946	192,946	—	146,547	146,547
Drugs	—	38,708	38,708	—	34,042	34,042
Electronic Components & Accessories	—	23,916	23,916	—	—	—
Groceries and Related Products	—	14,794	14,794	—	14,856	14,856
Grocery Stores	—	23,531	23,531	—	23,761	23,761
Home Health Care Services	—	23,779	23,779	—	39,205	39,205
Insurance Agents, Brokers and Services	—	28,872	28,872	4,391	73,267	77,658
Management and Public Relations Services	—	94,871	94,871	—	16,493	16,493
Medical and Dental Laboratories	—	26,956	26,956	—	17,292	17,292
Miscellaneous Business Services	—	19,723	19,723	84,486	—	84,486
Miscellaneous Equipment Rental and Leasing	—	49,129	49,129	—	—	—
Miscellaneous Health and Allied Services, not elsewhere classified	—	25,963	25,963	—	9,791	9,791
Miscellaneous Nonmetallic Minerals, except Fuels	—	25,992	25,992	—	24,688	24,688
Miscellaneous Plastic Products	—	9,879	9,879	—	27,036	27,036
Motor Vehicles and Motor Vehicle Parts and Supplies	—	12,212	12,212	—	12,319	12,319
Offices and Clinics of Doctors of Medicine	—	76,678	76,678	—	83,386	83,386
Offices of Clinics and Other Health Practitioners	—	18,979	18,979	—	—	—
Personnel Supply Services	—	—	—	—	36,921	36,921
Public Warehousing and Storage	—	48,890	48,890	—	—	—
Research, Development and Testing Services	—	33,155	33,155	—	17,744	17,744
Schools and Educational Services, not elsewhere classified	—	20,625	20,625	—	20,979	20,979
Services Allied with the Exchange of Securities	—	13,960	13,960	—	—	—
Surgical, Medical, and Dental Instruments and Supplies	—	29,687	29,687	—	13,403	13,403
Telephone Communications	—	59,182	59,182	—	—	—
Total	$—	$1,011,275	$1,011,275	$88,877	$684,397	$773,274

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(dollars in thousands)
First lien loans	$582,724	$505,956
Second lien loans	428,551	178,441
Second lien notes	—	84,486
Subordinated notes	—	4,391
Total	$1,011,275	$773,274

10.	VARIABLE INTEREST ENTITIES
In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million.  The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company was required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $574.1 million and $532.2 million, respectively, at December 31, 2017.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF7 (“FREMF 2015-KF7”) for $89.4 million.  The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company was required to consolidate the FREMF 2015-KF7 Trust’s assets and liabilities of $712.3 million and $661.7 million, respectively, at December 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company is required to consolidate the FREMF 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at December 31, 2017. FREMF 2015-KLSF, FREMF 2015-KF7 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $205.4 million.  Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed.  The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entities.  The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company early adopted ASU 2014-13 and applied the practical expedient fair value measurement whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The FREMF Trusts mortgage loans had an unpaid principal balance of $2.8 billion at December 31, 2017.   At December 31, 2017 there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at December 31, 2017 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries.  The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the servicer.  As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $35.8 million at December 31, 2017. In December 2017, the Company was required to consolidate residential securitization trusts in which it had purchased subordinated securities because its liquidation rights over the trusts became exercisable. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $312.9 million at December 31, 2017.

In June 2016, a consolidated subsidiary of the Company entered into a $300.0 million credit facility with a third party financial institution.  The subsidiary was deemed to be  a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has pledged corporate loans with a carrying amount of $415.6 million at December 31, 2017 as collateral for this credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation.  At December 31, 2017, the subsidiary had an intercompany receivable of $138.2 million, which eliminates upon consolidation and an Other secured financing of $138.2 million to the third party financial institution.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $184.5 million at December 31, 2017, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Corporate debt. At December 31, 2017, the subsidiary had an Other secured financing of $100.5 million to the third party financial institution.

The Company also owns variable interests in an entity that invests in MSRs and has structured its operations, funding and capitalization into pools of assets and liabilities, each referred to as a “silo.”  Owners of variable interests in a given silo are entitled to all of the returns and risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo.  While the Company previously held 100% of the voting interests in this entity, in August 2017, the Company sold 100% of such interests, and entered into an agreement with the entity’s affiliated portfolio manager giving the Company power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary and consolidates that silo.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.0 billion at December 31, 2017.  Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. A $7.1 million gain was recognized upon initial consolidation of the securitization trust entities in the fourth quarter of 2017; no other gains or losses were recognized upon consolidation of other VIEs.  Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2017 and 2016 are as follows:

	December 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$42,293
Commercial real estate debt investments	2,826,357	—	—
Residential mortgages loans	—	478,811	19,667
Mortgage servicing rights	—	—	580,860
Accrued interest receivable	10,339	1,599	—
Other derivatives, at fair value	—	—	1
Other assets	—	1,418	32,354
Total assets	$2,836,696	$481,828	$675,175
Liabilities
Securitized debt (non-recourse) at fair value	$2,620,952	$350,819	$—
Other secured financing	—	—	10,496
Accrued interest payable	4,554	931	—
Accounts payable and other liabilities	—	112	4,856
Total liabilities	$2,625,506	$351,862	$15,352

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2016
	FREMF Trusts	Residential Mortgage Loan Trust	MSR Silos
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$23,198
Commercial real estate debt investments	3,890,807	—	—
Residential mortgage loans	—	165,869	8,309
Mortgage servicing rights	—	—	652,216
Accrued interest receivable	8,690	836	—
Other derivatives, at fair value	—	—	9
Other assets	138	—	35,540
Total assets	$3,899,635	$166,705	$719,272
Liabilities
Securitized debt (non-recourse) at fair value	$3,609,164	$46,638	$—
Other secured financing	—	—	3,825
Other derivatives, at fair value	—	—	9
Accrued interest payable	4,350	107	—
Accounts payable and other liabilities	—	662	14,007
Total liabilities	$3,613,514	$47,407	$17,841

The statement of comprehensive income (loss) of the Company’s VIEs that is reflected in the Company’s

Consolidated Statements of Comprehensive Income (Loss) at December 31, 2017 is as follows:

	For the Year Ended December 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$110,712	$5,436	$1,500
Interest expense	58,583	1,723	374
Net interest income	52,129	3,713	1,126
Realized gain (loss) on disposal of investments	—	(831)	(2,044)
Net gains (losses) on trading assets	—	—	14
Unrealized gain (loss) on investments at fair value (1)	4,273	7,865	(71,613)
Other income (loss)	(24,541)	(361)	129,325
General and administration expenses	1	97	2,567
Net income (loss)	$31,860	$10,289	$54,241
(1)  Included in Net unrealized gains (losses) on investments measured at fair value through earnings.

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs at December 31, 2017 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

FREMF Trusts			Residential Mortgage Loan Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Maryland	$494,885	17.9%	California	$191,804	40.3%
Texas	362,898	13.1%	Florida	36,159	7.6%
Virginia	329,250	11.9%	Illinois	24,446	5.1%
New York	280,925	10.1%	Virginia	24,437	5.1%
North Carolina	242,707	8.8%	Other (1)	199,516	41.9%
Pennsylvania	225,810	8.1%
Massachusetts	179,440	6.5%
Ohio	168,746	6.1%
Florida	146,960	5.3%
Other (1)	339,203	12.2%
Total	$2,770,824	100.0%	Total	$476,362	100.0%
(1)  No individual state greater than 5%

11.	FAIR VALUE MEASUREMENTS

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

The Company designates its securities as trading, available-for-sale or held-to-maturity depending upon the type of security and the Company’s intent and ability to hold such security to maturity. Securities classified as available-for-sale and trading are reported at fair value on a recurring basis.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$90,551,763	$—	$90,551,763
Credit risk transfer securities	—	651,764	—	651,764
Non-Agency mortgage-backed securities	—	1,097,294	—	1,097,294
Residential mortgage loans	—	1,438,322	—	1,438,322
Mortgage servicing rights	—	—	580,860	580,860
Commercial real estate debt investments	—	3,089,108	—	3,089,108
Interest rate swaps	—	30,272	—	30,272
Other derivatives	218,361	65,252	—	283,613
Total assets	$218,361	$96,923,775	$580,860	$97,722,996
Liabilities:
Securitized debt of consolidated VIEs	$—	$2,971,771	$—	$2,971,771
Interest rate swaps	—	569,129	—	569,129
Other derivatives	12,285	26,440	—	38,725
Total liabilities	$12,285	$3,567,340	$—	$3,579,625

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$75,589,873	$—	$75,589,873
Credit risk transfer securities	—	724,722	—	724,722
Non-Agency mortgage-backed securities	—	1,401,307	—	1,401,307
Residential mortgage loans	—	342,289	—	342,289
Mortgage servicing rights	—	—	652,216	652,216
Commercial real estate debt investments	—	4,321,739	—	4,321,739
Interest rate swaps	—	68,194	—	68,194
Other derivatives	168,209	3,057	—	171,266
Total assets	$168,209	$82,451,181	$652,216	$83,271,606
Liabilities:
Securitized debt of consolidated VIEs	$—	$3,655,802	$—	$3,655,802
Interest rate swaps	—	1,443,765	—	1,443,765
Other derivatives	24,912	61,525	—	86,437
Total liabilities	$24,912	$5,161,092	$—	$5,186,004

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

	December 31, 2017		December 31, 2016
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average )	Unobservable Input (1)	(Weighted Average )
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	4.6% - 22.3% (9.4%)	Prepayment rate	5.1% - 18.8% (8.7%)
	Delinquency rate	0.0% - 13.0% (2.2%)	Delinquency rate	0.0% - 10.0% (2.3%)
	Cost to service	$84 - $181 ($102)	Cost to service	$83 - $152 ($100)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

The following table summarizes the estimated fair values for financial assets and liabilities at December 31, 2017 and 2016.

		December 31, 2017		December 31, 2016
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents (1)	1	$706,589	$706,589	$1,539,746	$1,539,746
Agency mortgage-backed securities	2	90,551,763	90,551,763	75,589,873	75,589,873
Credit risk transfer securities	2	651,764	651,764	724,722	724,722
Non-Agency mortgage-backed securities	2	1,097,294	1,097,294	1,401,307	1,401,307
Residential mortgage loans	2	1,438,322	1,438,322	342,289	342,289
Mortgage servicing rights	3	580,860	580,860	652,216	652,216
Commercial real estate debt investments	2	3,089,108	3,089,108	4,321,739	4,321,739
Commercial real estate debt and preferred equity, held for investment	3	1,029,327	1,035,095	970,505	968,824
Commercial loans held for sale, net	3	—	—	114,425	114,425
Corporate debt (2)	2	1,011,275	1,014,139	773,274	776,310
Interest rate swaps (1)	2	30,272	30,272	68,194	68,194
Other derivatives	1,2	283,613	283,613	171,266	171,266
Financial liabilities:
Repurchase agreements	1,2	$77,696,343	$77,697,828	$65,215,810	$65,256,505
Other secured financing	1,2	3,837,528	3,837,595	3,884,708	3,885,430
Securitized debt of consolidated VIEs	2	2,971,771	2,971,771	3,655,802	3,655,802
Participation sold	2	—	—	12,869	12,827
Mortgage payable	3	309,686	310,218	311,636	312,442
Interest rate swaps (1)	2	569,129	569,129	1,443,765	1,443,765
Other derivatives	1,2	38,725	38,725	86,437	86,437

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

(2)	Includes a held-to-maturity debt security carried at amortized cost of $84.5 million, with a fair value of $87.8 million, at December 31, 2016. The bond was repaid in April 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

12.	SECURED FINANCING

The Company had outstanding $77.7 billion and $65.2 billion of repurchase agreements with weighted average borrowing rates of 1.89% and 1.64%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 58 days and 96 days at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	December 31, 2017
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	33,421,609	263,528	253,290	—	18,125	33,956,552	1.69%
30 to 59 days	10,811,515	7,229	3,658	—	6,375	10,828,777	1.44%
60 to 89 days	13,800,743	7,214	47,830	—	—	13,855,787	1.59%
90 to 119 days	10,128,006	—	—	—	—	10,128,006	1.39%
Over 120 days (1)	8,542,108	—	—	385,113	—	8,927,221	1.77%
Total	$76,703,981	$277,971	$304,778	$385,113	$24,500	$77,696,343	1.61%

	December 31, 2016
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	—
2 to 29 days	29,657,705	358,972	377,366	—	30,394,043	0.87%
30 to 59 days	11,373,300	80,139	241,360	—	11,694,799	1.10%
60 to 89 days	6,966,827	13,914	101,491	—	7,082,232	1.14%
90 to 119 days	2,063,561	—	—	—	2,063,561	0.89%
Over 120 days (1)	13,646,308	—	—	334,867	13,981,175	1.47%
Total	$63,707,701	$453,025	$720,217	$334,867	$65,215,810	1.07%

(1)	Approximately 1% and 7% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2017 and 2016, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2017 and 2016.  Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2017		December 31, 2016
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$1,250,000	$78,946,343	$400,000	$65,615,810
Amounts Offset	(1,250,000)	(1,250,000)	(400,000)	(400,000)
Netted Amounts	$—	$77,696,343	$—	$65,215,810

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  At December 31, 2017, $2.1 billion of advances from the FHLB Des Moines matures beyond three years and $1.4 billion matures between one to three years. At December 31, 2016, $3.6 billion of advances from the FHLB Des Moines matured beyond three years. The weighted average rate of the advances from the FHLB Des Moines was 1.49% and 0.76% at December 31, 2017 and 2016, respectively. The Company held $147.9 million and $145.8 million of membership and activity-based stock in the FHLB Des Moines at December 31, 2017 and 2016, respectively, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Financial instruments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $87.0 billion and $267.3 million, respectively, at December 31, 2017 and $74.3 billion and $229.2 million, respectively, at December 31, 2016.

13.	DERIVATIVE INSTRUMENTS

In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts and certain forward purchase commitments to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of MAC interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swap to compensate for the out of market nature of such interest rate swap. Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its Residential Investment Securities pledged as collateral as well as receiving payments in accordance with the terms of the derivative contracts.

The table below summarizes fair value information about our derivative assets and liabilities at December 31, 2017 and 2016:

Derivatives Instruments	Balance Sheet Location	December 31, 2017	December 31, 2016
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$30,272	$68,194
Interest rate swaptions	Other derivatives, at fair value	36,150	—
TBA derivatives	Other derivatives, at fair value	29,067	2,774
Futures contracts	Other derivatives, at fair value	218,361	168,209
Purchase commitments	Other derivatives, at fair value	35	283
		$313,885	$239,460
Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$569,129	$1,443,765
TBA derivatives	Other derivatives, at fair value	21,776	60,972
Futures contracts	Other derivatives, at fair value	12,285	24,912
Purchase commitments	Other derivatives, at fair value	157	553
Credit derivatives (1)	Other derivatives, at fair value	4,507	—
		$607,854	$1,530,202
 (1) The maximum potential amount of future payments is the notional amount of $125.0 million at December 31, 2017.

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2017 and 2016:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$6,532,000	1.56%	1.62%	2.08
3 - 6 years	14,791,800	2.12%	1.57%	4.51
6 - 10 years	10,179,000	2.35%	1.58%	8.04
Greater than 10 years	3,826,400	3.65%	1.51%	18.47
Total / Weighted Average	$35,329,200	2.22%	1.58%	6.72

December 31, 2016
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$3,444,365	1.37%	1.00%	2.71
3 - 6 years	10,590,000	1.92%	0.99%	3.94
6 - 10 years	8,206,900	2.35%	1.10%	7.82
Greater than 10 years	3,634,400	3.70%	0.83%	18.36
Total / Weighted Average	$25,875,665	2.22%	1.02%	6.87
(1) Notional amount includes $8.1 billion forward starting pay fixed swaps at December 31, 2017. There were no forward starting swaps at December 31, 2016.
(2) Excludes forward starting swaps.
(3) Weighted average fixed rate on forward starting pay swaps was 1.86% at December 31, 2017.

The following table presents swaptions outstanding at December 31, 2017. There were no swaptions outstanding at December 31, 2016.

December 31, 2017	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$6,000,000	2.62%	3M LIBOR	9.97	4.49

The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2017 and 2016:

December 31, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,828,000	$16,381,826	$16,390,251	$8,425
Sale contracts	(250,000)	(254,804)	(255,938)	(1,134)
Net TBA derivatives	15,578,000	16,127,022	16,134,313	7,291

December 31, 2016
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$11,223,000	$11,495,514	$11,437,316	(58,198)

The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2017 and 2016:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	December 31, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(17,161,000)	2.00
U.S. Treasury futures - 5 year	—	(4,217,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(4,914,500)	7.01
Total	$—	$(26,292,900)	3.32

	December 31, 2016
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(14,968,250)	2.00
U.S. Treasury futures - 5 year	—	(1,697,200)	4.42
U.S. Treasury futures - 10 year and greater	—	(2,250,000)	8.39
Total	$—	$(18,915,450)	2.98

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at December 31, 2017 and 2016, respectively.

	December 31, 2017
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$30,272	$(27,379)	$—	$2,893
Interest rate swaptions, at fair value	36,150	—	—	36,150
TBA derivatives, at fair value	29,067	(12,551)	—	16,516
Futures contracts, at fair value	218,361	(12,285)	—	206,076
Purchase commitments	35	—	—	35
Liabilities:
Interest rate swaps, at fair value	$569,129	$(27,379)	$—	$541,750
TBA derivatives, at fair value	21,776	(12,551)	—	9,225
Futures contracts, at fair value	12,285	(12,285)	—	—
Purchase commitments	157	—	—	157
Credit Derivatives	4,507	—	(3,520)	987

	December 31, 2016
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$68,194	$(68,194)	$—	$—
TBA derivatives, at fair value	2,774	(2,172)	—	602
Futures contracts, at fair value	168,209	(24,912)	—	143,297
Purchase commitments	283	—	—	283
Liabilities:
Interest rate swaps, at fair value	$1,443,765	$(68,194)	$(768,877)	$606,694
TBA derivatives, at fair value	60,972	(2,172)	—	58,800
Futures contracts, at fair value	24,912	(24,912)	—	—
Purchase commitments	553	—	—	553

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
For the Years Ended:
December 31, 2017	$(371,108)	$(160,133)	$512,918
December 31, 2016	$(506,681)	$(113,941)	$282,190
December 31, 2015	$(624,495)	$(226,462)	$(124,869)

(1)	Interest expense related to interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$154,575	$65,490	$220,065
Net interest rate swaptions	(935)	(42,660)	(43,595)
Futures	20,459	62,778	83,237
Purchase commitments	—	162	162
Credit derivatives	1,521	28	1,549
			$261,418

Year Ended December 31, 2016
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$164,008	$(50,636)	$113,372
Net interest rate swaptions	4,850	—	4,850
Futures	(51,148)	163,631	112,483
Purchase commitments	—	(123)	(123)
			$230,582

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange.

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2017 was approximately $302.0 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

15.     COMMON STOCK AND PREFERRED STOCK

At December 31, 2017, the Company’s authorized shares of capital stock, par value of $0.01 per share, consists of 1,929,300,000 shares classified as common stock, 12,000,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 11,500,000 shares classified as 7.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), and 28,800,000 shares classified as 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”).

(A) Common Stock

At December 31, 2017 and 2016, the Company had issued and outstanding 1,159,585,078 and 1,018,913,249 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the years ended December 31, 2017, 2016, and 2015.

During the year ended December 31, 2017, the Company issued 140,450,700 shares of common stock for gross proceeds of approximately $1.7 billion before deducting offering expenses.

During the years ended December 31, 2017, 2016 and 2015 the Company raised $2.5 million (by issuing 219,000 shares), $2.4 million (by issuing 228,000 shares) and $2.2 million (by issuing 221,000 shares), respectively, through the Direct Purchase and Dividend Reinvestment Program.

In August 2015, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.0 billion of its outstanding common shares through December 31, 2017 (“Repurchase Program”). During the year ended December 31, 2016, the Company repurchased 11,132,226 shares of its common stock under the Repurchase Program for an aggregate amount of $102.7 million. All common shares purchased were part of a publicly announced plan in open-market transactions. There were no common shares repurchased during the year ended December 31, 2017.

In March 2012, the Company entered into six separate Distribution Agency Agreements (“Distribution Agency Agreements”) with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and RCap Securities, Inc. (together, the Agents).  Pursuant to the terms of the Distribution Agency Agreements, the Company may sell from time to time through the Agents, as its sales agents, up to 125,000,000 shares of the Company’s common stock. The Company did not make any sales under the Distribution Agency

Agreements during the years ended December 31, 2017, 2016 and 2015.

(B) Preferred Stock

During the year ended December 31, 2012, 1.3 million shares of 6.00% Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”) were converted into 4.0 million shares of the Company’s common stock. Following such conversion, there were no shares of Series B Preferred Stock issued or outstanding.

On July 27, 2017, the Company filed articles supplementary to its charter reclassifying 4,600,000 shares of Series B Preferred Stock as shares of undesignated common stock of the Company.

On August 25, 2017, the Company redeemed all 7,412,500 of its issued and outstanding shares of 7.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for $187.5 million. The cash redemption amount for each share of Series A Preferred Stock was $25.00 plus accrued and unpaid dividends up to, and including, the redemption date of August 25, 2017. At December 31, 2016, the Company had issued and outstanding 7,412,500 shares of Series A Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series A Preferred Stock was entitled to a dividend at a rate of 7.875% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends.

At December 31, 2017 and 2016, the Company had issued and outstanding 12,000,000 shares of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2017, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock.

At December 31, 2017 and 2016, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.50% per year based on the $25.00 liquidation preference before the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through December 31, 2017, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At December 31, 2017, the Company had issued and outstanding 11,500,000 shares of Series E Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series E Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series E Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on August 27, 2017 (subject to the Company’s right under limited circumstances to redeem the Series E Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). The Series E Preferred Stock was issued in July 2016 as part of the Hatteras Acquisition. Refer to the

“Acquisition of Hatteras” Note for additional information. Through December 31, 2017, the Company had declared and paid all required quarterly dividends on the Series E Preferred Stock.

During the year ended December 31, 2017, the Company issued 28,800,000 shares of its 6.95% Series F Preferred Stock, liquidation preference of $25.00 per share, for gross proceeds of $720.0 million before deducting the underwriting discount and other offering expenses. The Series F Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing from and including the original issue date to, but excluding September 30, 2022, at a fixed rate equal to 6.95% per annum of the $25.00 liquidation preference, and from an including September 30, 2022, at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum.

The Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock rank senior to the common stock of the Company.

(C) Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2017	December 31, 2016
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$1,285,701	$1,162,897
Distributions declared per common share	$1.20	$1.20
Distributions paid to common stockholders after period end	$347,876	$305,674
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	January 31, 2018	January 31, 2017
Dividends declared to Series A Preferred stockholders	$9,527	$14,593
Dividends declared per share of Series A Preferred Stock	$1.285	$1.969
Dividends declared to Series C Preferred stockholders	$22,875	$22,875
Dividends declared per share of Series C Preferred Stock	$1.906	$1.906
Dividends declared to Series D Preferred stockholders	$34,500	$34,500
Dividends declared per share of Series D Preferred Stock	$1.875	$1.875
Dividends declared to Series E Preferred stockholders	$21,922	$10,292
Dividends declared per share of Series E Preferred Stock	$1.906	$0.953
Dividends declared to Series F Preferred stockholders	$20,811	$—
Dividends declared per share of Series F Preferred Stock	$0.724	$—

16.              INTEREST INCOME AND INTEREST EXPENSE

The following presents the components of the Company’s interest income and interest expense for the years ended December 31, 2017, 2016 and 2015.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	For the Years Ended December 31,
	2017	2016	2015
Interest income:	(dollars in thousands)
Residential Investment Securities	$2,170,041	$1,944,457	$1,963,629
Residential mortgage loans	30,540	4,147	—
Commercial investment portfolio (1)	273,884	252,436	203,804
Reverse repurchase agreements	18,661	9,911	3,264
Total interest income	2,493,126	2,210,951	2,170,697
Interest expense:
Repurchase agreements	891,819	585,826	420,325
Convertible Senior Notes	—	—	29,740
Securitized debt of consolidated VIEs	60,304	44,392	20,065
Participation sold	195	627	639
Other	56,036	26,907	827
Total interest expense	1,008,354	657,752	471,596
Net interest income	$1,484,772	$1,553,199	$1,699,101
(1) Includes commercial real estate debt, preferred equity and corporate debt.

17.              GOODWILL

At December 31, 2017 and 2016, Goodwill totaled $71.8 million. An impairment to Goodwill of $23.0 million related to FIDAC was recognized in 2015 as a result of the Company’s intention to wind down FIDAC’s investment advisory operations.

18.              NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2017, 2016 and 2015.

	For the Years Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	(dollars in thousands, except per share data)
Net income (loss)	$1,569,016	$1,432,786	$465,747
Less: Net income (loss) attributable to noncontrolling interest	(588)	(970)	(809)
Net income (loss) attributable to Annaly	1,569,604	1,433,756	466,556
Less: Dividends on preferred stock	109,635	82,260	71,968
Net income (loss) per share available (related) to common stockholders, prior to adjustment for dilutive potential common shares, if necessary	1,459,969	1,351,496	394,588
Add: Interest on Convertible Senior Notes, if dilutive	—	—	—
Net income (loss) available to common stockholders, as adjusted	$1,459,969	$1,351,496	$394,588
Weighted average shares of common stock outstanding-basic	1,065,923,652	969,787,583	947,062,099
Add: Effect of stock awards and Convertible Senior Notes, if dilutive	427,964	314,770	214,643
Weighted average shares of common stock outstanding-diluted	1,066,351,616	970,102,353	947,276,742
Net income (loss) per share available (related) to common share:
Basic	$1.37	$1.39	$0.42
Diluted	$1.37	$1.39	$0.42

Options to purchase 0.8 million shares, 1.1 million shares and 1.2 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the years ended December 31, 2017, 2016 and 2015, respectively.

19.          LONG-TERM STOCK INCENTIVE PLAN

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Years Ended
	December 31, 2017		December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	1,125,625	$15.43	1,168,775	$15.34
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(132,000)	15.74	(6,400)	14.69
Expired	(199,500)	15.74	(36,750)	12.90
Options outstanding at the end of period	794,125	$15.30	1,125,625	$15.43
Options exercisable at the end of the period	794,125	$15.30	1,125,625	$15.43

The weighted average remaining contractual term was approximately 0.7 years and 1.5 years for stock options outstanding and exercisable at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

20.          INCOME TAXES

For the year ended December 31, 2017 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders.  To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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

During the year ended December 31, 2017, the Company recorded a net income tax expense of $7.0 million, $2.7 million of which was current expenses related to its TRS operations and $4.3 million of deferred tax expense attributable to the unrealized gain on its MSR investments.

During the year ended December 31, 2016, the Company recorded a net income tax benefit of ($1.8) million attributable to tax losses at its TRS entities.

During the year ended December 31, 2015, the Company recorded a net income tax benefit of ($1.9) million attributable to tax losses at its TRS entities.

The Company’s federal, state and local tax returns from 2014 and forward remain open for examination.

On December 22, 2017, tax legislation was enacted, informally known as the Tax Cuts and Jobs Act (the “TCJA”), that significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. While technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time, GAAP requires the Company to apply the TCJA provisions, as written, to the Company’s consolidated financial statements in terms of recording and measuring deferred tax assets and liabilities that will be recognized in 2018 or further. Due to the timing of the enacted legislation as well as the technical corrections, amendments or administrative guidance that could clarify the treatment of certain provisions, the SEC issued guidance that allows for entities without the necessary information to complete the accounting analysis to determine a reasonable estimate of the effects of the TCJA. These amounts can then be revised once further clarity can be reached over the course of the coming year.

The provisions of the TCJA, as written, which includes the change to the federal corporate income tax rate from 35% to 21%, was applied and did not have a material impact on the Company’s consolidated financial statements. To the extent technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA are released, the Company will revisit its analysis and conclusions, if relevant.

21.              LEASE COMMITMENTS AND CONTINGENCIES

Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for the years ended December 31, 2017, 2016, and 2015 was $3.1 million, $3.1 million and $2.9 million, respectively. The Company’s aggregate future minimum lease payments total $29.1 million.

The following table details the future lease payments:

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2018	$3,565
2019	3,565
2020	3,652
2021	3,862
2022	3,862
Later years	10,618
Total	$29,124

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2017 and 2016.

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

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, excluding CRT securities issued by Freddie Mac and Fannie Mae, is guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities are backed by the full faith and credit of the U.S. government.  Principal and interest on Agency debentures is guaranteed by the Agency issuing the debenture.  The majority of the Company’s Agency mortgage-backed securities have an actual or implied “AAA” rating.

The Company faces credit risk on the portions of its portfolio which is not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities and corporate debt. MSR values may also be adversely impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

23.              RCAP REGULATORY REQUIREMENTS

RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA.  At December 31, 2017 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, at December 31, 2017 was $397.5 million with excess net capital of $397.2 million.

24.              RELATED PARTY TRANSACTIONS

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

Under the Management Agreement, the Manager, subject to the supervision and direction of the Company’s Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions.  The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate.  In exchange for the management services, the Company pays the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholder's equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage the Company, and paying all compensation and benefit expenses associated with such personnel. The Company does not pay the Manager any incentive fees.

For the years ended December 31, 2017, 2016 and 2015, the compensation and management fee was $164.3 million (includes $7.2 million related to compensation expense for the employees of the Company’s subsidiaries), $151.6 million (includes $8.4 million related to compensation expense for the employees of the Company’s subsidiaries), and $150.3 million (includes $7.5 million related to compensation expense for the employees of the Company’s subsidiaries), respectively. At December 31, 2017 and 2016, the Company had amounts payable to the Manager of $13.8 million and $11.2 million, respectively, which is included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

The Management Agreement’s current term ends on December 31, 2018 and will automatically renew for successive two-year terms unless at least two-thirds of the Company's independent directors or the holders of a majority of the Company's outstanding shares of common stock elect to terminate the agreement in their sole discretion for any or no reason. At any time during the term or any renewal term the Company may deliver to the Manager written notice of the Company’s intention to terminate the Management Agreement. The Company must designate a date not less than one year from the date of the notice on which the Management Agreement will terminate. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to the Company prior written notice of its intention to terminate the Management Agreement no less than one year prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by the Company in its sole discretion.

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

For the year ended December 31, 2017 and 2016, the Company did not record any advisory fees. For the year ended

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2015, the Company recorded advisory fees from Chimera totaling $24.8 million.

25.              SUBSEQUENT EVENTS

On January 3, 2018, the Company entered into an at-the-market sales program for sales of the Company’s common stock having an aggregate offering price of up to $1.5 billion, which can be sold from time to time pursuant to separate Distribution Agency Agreements with each of the agents under the program.

On January 9, 2018, the Company provided notice to the record holders of the Company’s Series E Preferred Stock of the redemption of all 11,500,000 of the issued and outstanding shares of Series E Preferred Stock. The cash redemption amount for each redeemed share of Series E

Preferred Stock is $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of February 8, 2018.

On January 9, 2018, the Company also provided notice to the record holders of the Company’s Series C Preferred Stock of the redemption of 5,000,000 of the issued and outstanding shares of Series C Preferred Stock. The cash redemption amount for each redeemed share of Series C Preferred Stock is $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of February 8, 2018.

On January 12, 2018, the Company closed the public offering of 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of approximately $425.0 million before deducting the underwriting discount and other estimated offering expenses.

26.              SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2017 and 2016.

	For the Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(dollars in thousands, expect per share data)
Interest income	$745,423	$622,550	$537,426	$587,727
Interest expense	318,711	268,937	222,281	198,425
Net interest income	426,712	353,613	315,145	389,302
Total realized and unrealized gains (losses)	359,215	43,807	(277,794)	74,265
Total other income (loss)	25,064	28,282	30,865	31,646
Less: Total general and administrative expenses	59,257	57,016	54,023	53,828
Income (loss) before income taxes	751,734	368,686	14,193	441,385
Less: Income taxes	4,963	1,371	(329)	977
Net income (loss)	746,771	367,315	14,522	440,408
Less: Net income attributable to noncontrolling interest	(151)	(232)	(102)	(103)
Less: Dividends on preferred stock (1)	32,334	30,355	23,473	23,473
Net income (loss) available (related) to common stockholders	$714,588	$337,192	$(8,849)	$417,038
Net income (loss) available (related) per share to common stockholders:
Basic	$0.62	$0.31	$(0.01)	$0.41
Diluted	$0.62	$0.31	$(0.01)	$0.41

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	For the Quarters Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(dollars in thousands, expect per share data)
Interest income	$807,022	$558,668	$457,118	$388,143
Interest expense	183,396	174,154	152,755	147,447
Net interest income	623,626	384,514	304,363	240,696
Total realized and unrealized gains (losses)	1,250,636	412,906	(523,785)	(1,055,553)
Total other income (loss)	30,918	29,271	(9,930)	(6,115)
Less: Total general and administrative expenses	55,453	97,737	49,221	47,945
Income (loss) before income taxes	1,849,727	728,954	(278,573)	(868,917)
Less: Income taxes	1,244	(1,926)	(76)	(837)
Net income (loss)	1,848,483	730,880	(278,497)	(868,080)
Less: Net income attributable to noncontrolling interest	(87)	(336)	(385)	(162)
Less: Dividends on preferred stock	23,473	22,803	17,992	17,992
Net income (loss) available (related) to common stockholders	$1,825,097	$708,413	$(296,104)	$(885,910)
Net income (loss) available (related) per share to common stockholders:
Basic	$1.79	$0.70	$(0.32)	$(0.96)
Diluted	$1.79	$0.70	$(0.32)	$(0.96)
(1) The quarter ended December 31, 2017 excludes, and the quarter ended September 30, 2017 includes, cumulative and undeclared dividends of $8.3 million on the Company's Series F Preferred Stock as of September 30, 2017.

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation
December 31, 2017
(dollars in thousands)

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition			Property Sold	Gross Amounts Carried at Close of Period 12/31/17
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Purchase Price Allocation Adjustments	Capitalized Costs	Property Sold	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted-Average Depreciable Life (in years)
Retail - Carrollton, TX	1	$12,875	$3,970	$14,672	$—	$—	$—	$—	$3,970	$14,672	$18,642	$(1,553)	1996	11/25/2015	38
Retail - Plano, TX	1	11,817	4,615	12,692	59	—	—	—	4,615	12,751	17,366	(1,535)	1994	11/25/2015	38
Retail - Grapevine, TX	1	12,692	4,713	13,888	—	—	—	—	4,713	13,888	18,601	(1,373)	1998	11/25/2015	38
Retail - Flower Mound, TX	1	13,085	4,963	14,477	9	—	—	—	4,963	14,486	19,449	(1,525)	1999	11/25/2015	38
Retail - Grapevine, TX	1	9,797	3,931	9,972	—	—	—	—	3,931	9,972	13,903	(1,120)	1994	11/25/2015	38
Retail - Flower Mound, TX	1	7,492	2,696	7,351	66	—	—	—	2,696	7,417	10,113	(1,146)	1992	11/25/2015	38
Retail - Flower Mound, TX	1	8,929	3,571	8,280	8	—	—	—	3,571	8,287	11,858	(858)	1996	11/25/2015	38
Retail - Plano, TX	1	4,638	1,459	4,533	31	—	—	—	1,459	4,564	6,023	(1,468)	1995	11/25/2015	38
Retail - Largo, FL	1	12,750	4,973	12,832	(1)	—	—	—	4,973	12,831	17,804	(1,582)	1988	8/14/2015	27
Retail - Grass Valley, CA	1	25,900	9,872	28,680	284	—	—	—	9,872	28,965	38,837	(3,916)	1988	10/27/2015	25
Multifamily - Washington, DC	1	57,500	31,999	42,651	(308)	—	—	—	31,999	42,342	74,341	(3,546)	1978, 2008	10/20/2015	28
Retail - Penfield, NY	1	23,558	4,122	22,670	757	—	—	—	4,122	23,427	27,549	(5,124)	1957	11/10/2014	24
Retail - Orchard Park, NY	1	12,888	4,189	20,658	71	—	—	—	4,189	20,729	24,918	(3,765)	1997, 2000	11/10/2014	32
Retail - Cheektowaga, NY	1	9,447	1,939	12,514	5	—	—	—	1,939	12,519	14,458	(2,005)	1978	11/10/2014	25
Retail - Amherst, NY	1	8,270	2,132	9,807	96	—	—	—	2,132	9,903	12,035	(1,889)	1986	11/10/2014	28
Retail - Ontario, NY	1	5,406	574	6,839	1	—	—	—	574	6,841	7,415	(1,369)	1998	11/10/2014	31
Retail - Irondequoit, NY	1	15,000	2,438	14,836	143	—	—	—	2,438	14,980	17,418	(3,158)	1972	11/10/2014	27
Retail - LeRoy, NY	1	3,492	343	4,950	10	—	—	—	343	4,959	5,302	(1,126)	1997	11/10/2014	29
Retail - Jamestown, NY	1	7,356	820	4,915	—	—	—	—	820	4,915	5,735	(1,342)	1997	11/10/2014	29
Retail - Warsaw, NY	1	3,415	407	4,123	—	—	—	—	407	4,122	4,529	(803)	1998	11/10/2014	31
Retail - Chillicothe, OH	1	7,888	1,262	10,819	—	—	—	—	1,262	10,819	12,081	(1,897)	1981, 1998	11/10/2014	26
Retail - Loganville, GA	1	7,230	3,217	8,386	—	—	—	—	3,217	8,386	11,603	(1,748)	1996	11/10/2014	28
Retail - Chillicothe, OH	1	7,700	2,282	9,775	—	—	—	—	2,282	9,775	12,057	(1,293)	1995	7/22/2015	25
Retail - Newport News, VA	1	11,025	6,394	12,046	—	—	—	—	6,394	12,046	18,440	(1,562)	1994	6/2/2014	35
Retail - Knoxville, TN	1	12,350	3,504	13,309	—	—	—	—	3,503	13,310	16,813	(1,657)	2002	4/9/2014	34
Industrial - Las Vegas, NV	1	—	628	4,053	—	—	—	—	628	4,053	4,681	(560)	1988, 2009	3/29/2012	37
Industrial - Phoenix, AZ	1	—	1,662	6,217	—	—	—	(7,880)	—	—	—	—	1999	11/28/2011	26
	27	$312,500	$112,675	$335,945	$1,231	$—	$—	$(7,880)	$111,012	$330,959	$441,971	$(48,920)

The following table presents our real estate activity during the year ended December 31, 2017 (in thousands):

Real Estate:
Beginning balance, January 1, 2017	$448,620
Acquisitions and improvements	1,231
Property sold	(7,880)
Ending balance, December 31, 2017	$441,971

Accumulated Depreciation:
Beginning balance, January 1, 2017	$34,221
Property sold	(1,052)
Depreciation	15,751
Ending balance, December 31, 2017	$48,920

SCHEDULE III

Schedule IV - Mortgage Loans on Commercial Real Estate
December 31, 2017
(dollars in thousands)
Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	Libor Floor	Payment Terms	Maturity Date (3)
Mezzanine Debt Investments:
Hotel	CA	$50,000	$10,000	$10,000	10.25%	N/A	Interest Only	2/6/2019
Hotel	Various	103,800	25,000	25,000	LIBOR+9.95%	0.20%	Interest Only	2/9/2018
Hotel	Various	26,223	10,335	10,335	LIBOR+8.65%	N/A	Interest Only	8/9/2019
Hotel	Various	26,223	1,691	1,691	LIBOR+8.65%	N/A	Interest Only	8/9/2019
Hotel	Various	103,800	6,500	6,500	LIBOR+8.75%	0.20%	Interest Only	2/9/2018
Hotel	LA	85,370	13,133	13,010	LIBOR+9.50%	N/A	Interest Only	9/9/2022
Mixed	OH	124,671	36,603	36,603	9.50%	N/A	Interest Only	12/1/2023
Multi-Family	NY	393,717	47,775	47,775	LIBOR+7.81%	N/A	Interest Only	10/1/2020
Multi-Family	NY	393,717	65,386	65,385	LIBOR+6.38%	N/A	Interest Only	10/1/2020
Office	CO	13,201	6,000	6,000	10.86%	N/A	Interest Only	8/6/2018
Office	TX	43,500	9,187	9,176	9.50%	N/A	Interest Only	9/1/2018
Office	LA	64,000	8,700	8,700	10.75%	N/A	Interest Only	10/1/2023
Office	Various	90,907	10,169	10,169	LIBOR+7.50%	0.25%	Interest Only	1/20/2018
Office	CA	46,151	8,559	8,575	LIBOR+9.50%	0.25%	Interest Only	3/31/2019
Office	TX	51,159	7,000	7,000	10.10%	N/A	Interest Only	12/1/2024
Office	CA	280,000	49,509	49,509	LIBOR+6.41%	N/A	Interest Only	1/2/2021
Office	CA	280,000	27,500	27,500	LIBOR+6.54%	N/A	Interest Only	1/2/2021
Office	FL	52,000	11,303	11,192	LIBOR+4.20%	0.50%	Interest Only	10/9/2021
Retail	MA	63,877	10,000	10,000	10.14%	N/A	Interest Only	9/6/2023
Retail	NY	23,750	4,890	4,857	LIBOR+3.95%	N/A	Interest Only	2/5/2022
Retail	DC	50,325	16,775	16,665	LIBOR+4.45%	0.50%	Interest Only	1/9/2022
Retail	CO	21,000	9,000	8,800	LIBOR+5.00%	1.20%	Interest Only	10/1/2022
Preferred Equity Investments:
Mixed	PA	26,000	9,000	8,985	11.00%	N/A	Interest Only	11/27/2018
First Mortgages:
Hotel	NY	—	55,000	54,588	LIBOR+4.50%	0.85%	Interest Only	8/9/2022
Multi-Family	FL	—	34,161	34,161	LIBOR+4.05%	0.20%	Interest Only	6/5/2020
Multi-Family	TX	—	15,090	15,079	4.45%	N/A	Interest Only	10/1/2020
Multi-Family	NC	—	36,800	36,749	4.25%	N/A	Interest Only	11/1/2020
Multi-Family	TX	—	33,000	32,679	LIBOR+3.25%	N/A	Interest Only	12/9/2022
Office	NJ	—	67,390	67,334	LIBOR+4.50%	0.25%	Interest Only	5/9/2020
Office	AZ	—	51,027	50,911	LIBOR+4.35%	0.20%	Interest Only	10/5/2018
Office	VA	—	41,000	41,000	LIBOR+4.25%	0.20%	Interest Only	12/9/2020
Office	FL	—	52,000	51,697	LIBOR+4.20%	0.50%	Interest Only	10/9/2021
Office	CO	—	112,400	111,513	LIBOR+3.60%	1.00%	Interest Only	8/9/2022
Retail	NY	—	23,750	23,592	LIBOR+3.95%	N/A	Interest Only	2/5/2022
Retail	DC	—	50,325	49,990	LIBOR+4.45%	0.50%	Interest Only	1/9/2022
Retail	CO	—	21,000	20,825	LIBOR+5.00%	1.20%	Interest Only	10/1/2022
Retail	TN	—	36,200	35,782	LIBOR+4.50%	N/A	Interest Only	6/6/2022
			$1,033,158	$1,029,327
(1) Represents third-party priority liens.
(2) LIBOR represents the one month London Interbank Offer Rate.
(3) Assumes all extension options are exercised.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 15, 2018	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin G. Keyes Kevin G. Keyes	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 15, 2018
/s/ Glenn A. Votek Glenn A. Votek	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2018
/s/ Francine J. Bovich Francine J. Bovich	Director	February 15, 2018
/s/ Kevin P. Brady Kevin P. Brady	Director	February 15, 2018
/s/ Wellington J. Denahan Wellington J. Denahan	Director	February 15, 2018
/s/ Katherine Beirne Fallon Katherine Beirne Fallon	Director	February 15, 2018
/s/ Jonathan D. Green Jonathan D. Green	Director	February 15, 2018
/ s/ Michael E. Haylon Michael E. Haylon	Director	February 15, 2018
/s/ E. Wayne Nordberg E. Wayne Nordberg	Director	February 15, 2018
/s/ John H. Schaefer John H. Schaefer	Director	February 15, 2018
/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 15, 2018
/s/ Vicki Williams Vicki Williams	Director	February 15, 2018

II-1