Form 10-Q
period 2018-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2018-05-03
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2018
Common Stock, $.01 par value	1,159,697,587

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at March 31, 2018 (Unaudited) and December 31, 2017 (Derived from the audited consolidated financial statements at December 31, 2017)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2018 and 2017	3
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2018 and 2017	4
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017	5
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	6
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	15
Note 5. Residential Investment Securities	15
Note 6. Residential Mortgage Loans	17
Note 7. Mortgage Servicing Rights	18
Note 8. Commercial Real Estate Investments	19
Note 9. Corporate Debt	22
Note 10. Variable Interest Entities	22
Note 11. Fair Value Measurements	27
Note 12. Secured Financing	30
Note 13. Derivative Instruments	31
Note 14. Common Stock and Preferred Stock	34
Note 15. Interest Income and Interest Expense	36
Note 16. Goodwill	37
Note 17. Net Income (Loss) per Common Share	37
Note 18. Long-Term Stock Incentive Plan	37
Note 19. Income Taxes	38
Note 20. Lease Commitments and Contingencies	38
Note 21. Risk Management	39
Note 22. RCap Regulatory Requirements	39
Note 23. Related Party Transactions	40
Note 24. Subsequent Events	40
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	42
Overview	44
Business Environment	45
Results of Operations	46
Financial Condition	56
Capital Management	60
Risk Management	62
Critical Accounting Policies and Estimates	71
Glossary of Terms	74
Item 3. Quantitative and Qualitative Disclosures about Market Risk	82
Item 4. Controls and Procedures	82
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	83
Item 1A. Risk Factors	83
Item 6. Exhibits	85
SIGNATURES	86

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)
	March 31,	December 31,
	2018	2017 (1)
	(Unaudited)
ASSETS
Cash and cash equivalents (including cash pledged as collateral of $884,667 and $579,213, respectively) (2)	$984,275	$706,589
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $83,893,493 and $83,628,132, respectively)	88,579,097	90,551,763
Credit risk transfer securities (including pledged assets of $411,780 and $363,944, respectively)	628,942	651,764
Non-Agency mortgage-backed securities (including pledged assets of $499,271 and $516,078, respectively) (3)	1,066,343	1,097,294
Residential mortgage loans (including pledged assets of $1,376,883 and $1,169,496, respectively) (4)	1,535,685	1,438,322
Mortgage servicing rights (including pledged assets of $5,153 and $5,224, respectively)	596,378	580,860
Commercial real estate debt investments (including pledged assets of $2,900,098 and $3,070,993, respectively) (5)	2,960,323	3,089,108
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $529,324 and $520,329, respectively)	1,081,295	1,029,327
Investments in commercial real estate	480,063	485,953
Corporate debt (including pledged assets of $666,682 and $600,049, respectively)	1,152,745	1,011,275
Interest rate swaps, at fair value	69,109	30,272
Other derivatives, at fair value	161,193	283,613
Reverse repurchase agreements	200,459	—
Receivable for investments sold	45,126	1,232
Accrued interest and dividends receivable	326,989	323,526
Other assets	421,448	384,117
Goodwill	71,815	71,815
Intangible assets, net	20,948	23,220
Total assets	$100,382,233	$101,760,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$78,015,431	$77,696,343
Other secured financing	3,830,075	3,837,528
Securitized debt of consolidated VIEs (6)	2,904,873	2,971,771
Mortgages payable	309,794	309,686
Interest rate swaps, at fair value	427,838	569,129
Other derivatives, at fair value	153,103	38,725
Dividends payable	347,897	347,876
Payable for investments purchased	91,327	656,581
Accrued interest payable	284,696	253,068
Accounts payable and other liabilities	74,264	207,770
Total liabilities	86,439,298	86,888,477
Stockholders’ Equity:
7.625% Series C Cumulative Redeemable Preferred Stock: 12,000,000 authorized, 7,000,000 and 12,000,0000 issued and outstanding, respectively	169,466	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, 0 and 11,500,000 issued and outstanding, respectively	—	287,500
6.95% Series F Cumulative Redeemable Preferred Stock: 28,800,000 authorized, issued and outstanding	696,910	696,910
6.50% Series G Cumulative Redeemable Preferred Stock: 19,550,000 and 0 authorized, 17,000,000 and 0 issued, and outstanding, respectively	411,335	—
Common stock, par value $0.01 per share, 1,909,750,000 and 1,929,300,000 authorized, 1,159,657,350 and 1,159,585,078 issued and outstanding, respectively	11,597	11,596
Additional paid-in capital	17,218,191	17,221,265
Accumulated other comprehensive income (loss)	(3,000,080)	(1,126,020)
Accumulated deficit	(2,015,612)	(2,961,749)
Total stockholders’ equity	13,937,264	14,865,473
Noncontrolling interest	5,671	6,100
Total equity	13,942,935	14,871,573
Total liabilities and equity	$100,382,233	$101,760,050

(1)	Derived from the audited consolidated financial statements at December 31, 2017.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $43.2 million and $42.3 million at March 31, 2018 and December 31, 2017, respectively.

(3)
Includes $61.3 million and $66.3 million at March 31, 2018 and December 31, 2017, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)
Includes securitized residential mortgage loans transferred or pledged to a consolidated VIE carried at fair value of $560.2 million and $478.8 million at March 31, 2018 and December 31, 2017, respectively.

(5)	Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.7 billion and $2.8 billion at March 31, 2018 and December 31, 2017, respectively.

(6)	Includes securitized debt of consolidated VIEs carried at fair value of $2.9 billion and $3.0 billion at March 31, 2018 and December 31, 2017, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)
	Three Months Ended March 31,
	2018	2017
Net interest income:
Interest income	$879,487	$587,727
Interest expense	367,421	198,425
Net interest income	512,066	389,302
Realized and unrealized gains (losses):
Realized gains (losses) on interest rate swaps (1)	(48,160)	(104,156)
Realized gains (losses) on termination or maturity of interest rate swaps	834	—
Unrealized gains (losses) on interest rate swaps	977,285	149,184
Subtotal	929,959	45,028
Net gains (losses) on disposal of investments	13,468	5,235
Net gains (losses) on trading assets	(47,145)	319
Net unrealized gains (losses) on investments measured at fair value through earnings	(51,593)	23,683
Subtotal	(85,270)	29,237
Total realized and unrealized gains (losses)	844,689	74,265
Other income (loss):
Other income (loss)	34,023	31,646
Total other income (loss)	34,023	31,646
General and administrative expenses:
Compensation and management fee	44,529	39,262
Other general and administrative expenses	17,981	14,566
Total general and administrative expenses	62,510	53,828
Income (loss) before income taxes	1,328,268	441,385
Income taxes	564	977
Net income (loss)	1,327,704	440,408
Net income (loss) attributable to noncontrolling interest	(96)	(103)
Net income (loss) attributable to Annaly	1,327,800	440,511
Dividends on preferred stock	33,766	23,473
Net income (loss) available (related) to common stockholders	$1,294,034	$417,038
Net income (loss) per share available (related) to common stockholders:
Basic	$1.12	$0.41
Diluted	$1.12	$0.41
Weighted average number of common shares outstanding:
Basic	1,159,617,848	1,018,942,746
Diluted	1,160,103,185	1,019,307,379
Dividends declared per share of common stock	$0.30	$0.30
Net income (loss)	$1,327,704	$440,408
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(1,879,479)	(59,615)
Reclassification adjustment for net (gains) losses included in net income (loss)	5,419	19,417
Other comprehensive income (loss)	(1,874,060)	(40,198)
Comprehensive income (loss)	(546,356)	400,210
Comprehensive income (loss) attributable to noncontrolling interest	(96)	(103)
Comprehensive income (loss) attributable to Annaly	(546,260)	400,313
Dividends on preferred stock	33,766	23,473
Comprehensive income (loss) attributable to common stockholders	$(580,026)	$376,840

(1)	Consists of interest expense on interest rate swaps.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2018 and 2017
(dollars in thousands, except per share data)
(Unaudited)
	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total
BALANCE, December 31, 2016	$177,088	$290,514	$445,457	$287,500	$—	$—	$10,189	$15,579,342	$(1,085,893)	$(3,136,017)	$12,568,180	$7,792	$12,575,972
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	—	440,511	440,511	—	440,511
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(103)	(103)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	—	(59,615)	—	(59,615)	—	(59,615)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	—	19,417	—	19,417	—	19,417
Stock compensation expense	—	—	—	—	—	—	—	101	—	—	101	—	101
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	—	1	595	—	—	596	—	596
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(366)	(366)
Preferred Series A dividends, declared $0.492 per share	—	—	—	—	—	—	—	—	—	(3,648)	(3,648)	—	(3,648)
Preferred Series C dividends, declared $0.477 per share	—	—	—	—	—	—	—	—	—	(5,719)	(5,719)	—	(5,719)
Preferred Series D dividends, declared $0.469 per share	—	—	—	—	—	—	—	—	—	(8,625)	(8,625)	—	(8,625)
Preferred Series E dividends, declared $0.477 per share	—	—	—	—	—	—	—	—	—	(5,481)	(5,481)		(5,481)
Common dividends declared, $0.30 per share	—	—	—	—	—	—	—	—	—	(305,691)	(305,691)	—	(305,691)
BALANCE, March 31, 2017	$177,088	$290,514	$445,457	$287,500	$—	$—	$10,190	$15,580,038	$(1,126,091)	$(3,024,670)	$12,640,026	$7,323	$12,647,349
BALANCE, December 31, 2017	$—	$290,514	$445,457	$287,500	$696,910	$—	$11,596	$17,221,265	$(1,126,020)	$(2,961,749)	$14,865,473	$6,100	$14,871,573
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	—	1,327,800	1,327,800	—	1,327,800
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(96)	(96)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	—	(1,879,479)	—	(1,879,479)	—	(1,879,479)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	—	5,419	—	5,419	—	5,419
Stock compensation expense	—	—	—	—	—	—	—	133	—	—	133	—	133
Redemption of Preferred Stock	—	(121,048)	—	(287,500)	—	—	—	(3,952)	—	—	(412,500)	—	(412,500)
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	—	1	745	—	—	746	—	746
Net proceeds from issuance of preferred stock	—	—	—	—	—	411,335	—	—	—	—	411,335	—	411,335
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(333)	(333)
Preferred Series C dividends, declared $0.477 per share (1)	—	—	—	—	—	—	—	—	—	(4,316)	(4,316)	—	(4,316)
Preferred Series D dividends, declared $0.469 per share	—	—	—	—	—	—	—	—	—	(8,625)	(8,625)	—	(8,625)
Preferred Series E dividends, declared $0.196 per share	—	—	—	—	—	—	—	—	—	(2,253)	(2,253)	—	(2,253)
Preferred Series F dividends, declared $0.434 per share	—	—	—	—	—	—	—	—	—	(12,510)	(12,510)	—	(12,510)
Preferred Series G dividends, declared $0.357 per share	—	—	—	—	—	—	—	—	—	(6,062)	(6,062)	—	(6,062)
Common dividends declared, $0.30 per share	—	—	—	—	—	—	—	—	—	(347,897)	(347,897)	—	(347,897)
BALANCE, March 31, 2018	$—	$169,466	$445,457	$—	$696,910	$411,335	$11,597	$17,218,191	$(3,000,080)	$(2,015,612)	$13,937,264	$5,671	$13,942,935
(1) Represents dividends declared per share for shares outstanding at March 31, 2018.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,327,704	$440,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts of investments, net	92,976	201,590
Amortization of securitized debt premiums and discounts and deferred financing costs	408	340
Depreciation, amortization and other noncash expenses	5,822	7,006
Net (gains) losses on disposals of investments	(13,468)	(5,235)
Net (gains) losses on investments and derivatives	(878,547)	(173,186)
Income from unconsolidated joint ventures	618	1,031
Payments on purchases of loans held for sale	(37,190)	(54,234)
Proceeds of sales and repayments of loans held for sale	30,178	144,890
Net payments on derivatives	951,021	(738,872)
Net change in:
Other assets	(42,361)	(52,903)
Accrued interest and dividends receivable	(2,963)	3,294
Accrued interest payable	31,628	19,465
Accounts payable and other liabilities	(132,910)	(15,995)
Net cash provided by (used in) operating activities	$1,332,916	$(222,401)

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	$(3,718,947)	$(2,043,364)
Proceeds from sales of Residential Investment Securities	463,214	1,787,574
Principal payments on Residential Investment Securities	2,696,245	2,952,739
Purchase of MSRs	(249)	(7,210)
Payments on purchases of corporate debt	(230,103)	(91,749)
Principal payments on corporate debt	92,820	44,418
Originations and purchases of commercial real estate related assets	(91,647)	(142,738)
Proceeds from sales on commercial real estate related assets	9,556	11,960
Principal repayments on commercial real estate related assets	130,555	370,689
Proceeds from reverse repurchase agreements	20,050,112	21,015,000
Payments on reverse repurchase agreements	(20,250,571)	(21,015,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	2,813	2,042
Payments on purchases of residential mortgage loans held for investment	(167,124)	(375,367)
Proceeds from repayments from residential mortgage loans held for investment	67,384	28,308
Payments on purchases of equity securities	—	(2,104)
Net cash provided by (used in) investing activities	$(945,942)	$2,535,198

Cash flows from financing activities:
Proceeds from repurchase agreements and other secured financing	$1,299,589,620	$783,704,227
Principal payments on repurchase agreements and other secured financing	(1,299,277,944)	(786,209,502)
Proceeds from issuance of securitized debt	279,203	—
Principal repayments on securitized debt	(317,773)	(197,749)
Payment of deferred financing cost	—	(1,079)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	412,081	596
Redemption of preferred stock	(412,500)	—
Principal payments on participation sold	—	(84)
Principal payments on mortgages payable	—	(18)
Net contributions/(distributions) from/(to) noncontrolling interests	(333)	(366)
Dividends paid	(381,642)	(329,147)
Net cash provided by (used in) financing activities	$(109,288)	$(3,033,122)
Net (decrease) increase in cash and cash equivalents	$277,686	$(720,325)
Cash and cash equivalents including cash pledged as collateral, beginning of period	706,589	1,539,746
Cash and cash equivalents including cash pledged as collateral, end of period	$984,275	$819,421
Supplemental disclosure of cash flow information:
Interest received	$1,017,534	$787,971
Interest paid (excluding interest paid on interest rate swaps)	$320,988	$223,109
Net interest paid on interest rate swaps	$39,206	$77,192
Taxes paid	$2	$—
Noncash investing activities:
Receivable for investments sold	$45,126	$354,126
Payable for investments purchased	$91,327	$340,383
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(1,874,060)	$(40,198)
Noncash financing activities:
Dividends declared, not yet paid	$347,897	$305,691
 See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
_____________________________________________________________________________________________________________________

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
The Company’s investment groups are primarily comprised of the following:

•	The Annaly Agency Group invests in Agency mortgage-backed securities collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

•	The Annaly Residential Credit Group invests in non-Agency residential mortgage assets within securitized product and residential mortgage loan markets.

•	The Annaly Commercial Real Estate Group (“ACREG”) originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.

•	The Annaly Middle Market Lending Group (“AMML”) provides financing to private equity-backed middle market businesses across the capital structure.

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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent annual report on Form 10-K. The consolidated financial information as of December 31,

2017 has been derived from audited consolidated financial statements included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.
In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information. Interim period operating results may not be indicative of the operating results for a full year.

3.	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.  The Company reclassified previously presented financial information to conform to the current presentation.

Variable Interest Entities – A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of the entity’s expected residual returns. The Company has evaluated all of its investments in legal entities in order to determine if they are variable interests in VIEs. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that (i) has the power to control the activities that most significantly impact the VIE’s economic performance and (ii) has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all facts and circumstances, including the Company’s role in establishing the VIE and the Company’s ongoing rights and responsibilities. This assessment includes first, identifying the activities that most significantly impact the VIE’s economic performance; and second, identifying which party, if any, has power over those activities. In general, the party that makes the most significant decisions affecting the VIE or has the right to unilaterally remove those decision makers is deemed to have the power to direct the activities of the VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company applies significant judgment and considers all of its economic

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

interests, including debt and equity investments and other arrangements deemed to be variable interests, both explicit and implicit, in the VIE. This assessment requires that the Company apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; and relative share of interests held across various classes within the VIE’s capital structure.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion to change.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At March 31, 2018, $873.4 million of variation margin was reported as a reduction to interest rate swaps, at fair value. RCap Securities, Inc., the Company’s wholly-owned broker-dealer (“RCap”) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $884.7 million and $579.2 million at March 31, 2018 and December 31, 2017, respectively.

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

Agency mortgage-backed securities, Agency debentures, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Residential Investment Securities.” Although the Company generally intends to hold most of its Residential Investment Securities until maturity, it may, from time to time, sell any of its Residential Investment Securities as part of the overall management of its portfolio. Residential Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss) unless the Company has elected the fair value option, where the unrealized gains and losses on these financial instruments are recorded through earnings. The fair value of Residential Investment Securities classified as available-for-sale are estimated by management and are compared to independent sources for reasonableness.  Residential Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting.  Gains and losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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
The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Investment Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than multifamily securities), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
Premiums or discounts associated with the purchase of Agency interest-only securities, reverse mortgages and residential credit securities are amortized or accreted into interest income based upon current expected future cash flows with any adjustment to yield made on a prospective basis.

The following table summarizes the interest income recognition methodology for Residential Investment Securities:

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
Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. Additionally, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company also consolidates a securitization trust in which it had purchased subordinated securities because it also has certain powers and rights to direct the activities of such trust. Please refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated Residential Mortgage Loan Trusts. The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trusts at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

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

There was no real estate acquired in settlement of residential mortgage loans at March 31, 2018 or December 31, 2017 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

MSRs – MSRs represent the rights associated with servicing pools of residential mortgage loans, which the Company intends to hold as investments. The Company and its subsidiaries do not originate or directly service mortgage

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on investments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Equity Securities – The Company may invest in equity securities that are not accounted for under the equity method or do not result in consolidation. These equity securities are required to be reported at fair value with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net gains (losses) on trading assets, unless the securities do not have readily determinable fair values.  For such equity securities without readily determinable fair values, the Company has elected to apply the measurement alternative and carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For equity securities carried at fair value through earnings, dividends are recorded in earnings on the declaration date. Dividends from equity securities without readily determinable fair values are recognized as income when received to the extent they are distributed from net accumulated earnings.

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities without intent to accept delivery (“TBA derivatives”), options on TBA securities (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives referencing the commercial mortgage-backed securities index and synthetic total return swaps.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on trading assets with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

Some derivative agreements contain provisions that allow for netting or setting off by counterparty; however, the Company elected to present related assets and liabilities on a gross basis in the Consolidated Statements of Financial Condition.

Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared interest rate swaps are fair valued using internal pricing models and compared to the DCO’s market values. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into the swap to compensate for the out of the market nature of such interest rate swap. MAC interest rate swaps are also centrally cleared and fair valued using internal pricing models and compared to the DCO’s market value.

Swaptions – Swaptions are purchased or sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  They are not centrally cleared.  The premium paid or received for swaptions is reported as an asset or liability in the Consolidated Statements of Financial Condition. If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received or paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.

The fair value of swaptions is estimated using internal pricing models and compared to the counterparty market value.

TBA Dollar Rolls – TBA dollar roll transactions are accounted for as a series of derivative transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities.

MBS Options – MBS options are generally options on TBA contracts, which help manage mortgage market risks and volatility while providing the potential to enhance returns.  MBS options are over-the-counter traded instruments and those written on current-coupon mortgage-backed securities are typically the most liquid.  MBS options are measured at fair value using internal pricing models and compared to the counterparty market value at the valuation date.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Futures Contracts – Futures contracts are derivatives that track the prices of specific assets or benchmark rates. Short sales of futures contracts help to mitigate the potential impact of changes in interest rates on the portfolio performance. The Company maintains margin accounts which are settled daily with Futures Commission Merchants (“FCMs”). The margin requirement varies based on the market value of the open positions and the equity retained in the account. Futures contracts are fair valued based on exchange pricing.
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

Reverse Repurchase and Repurchase Agreements – The Company finances the acquisition of a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assesses each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements meet the specified criteria in this guidance.

Reverse repurchase agreements and repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements meet the criteria to permit netting. The Company reports cash flows on repurchase agreements as financing activities and cash flows on reverse repurchase agreements as investing activities in the Consolidated Statements of Cash Flows.

Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not be subject to federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including RCap and certain subsidiaries of ACREG and Hatteras Financial Corp., have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were necessary at March 31, 2018 and December 31, 2017.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

Revenue Recognition – Commercial Real Estate Investments – Interest income is accrued based on the outstanding principal amount of CRE Debt and Preferred Equity Investments and their contractual terms. Origination fees and costs, premiums or discounts associated with the purchase of CRE Debt and Preferred Equity Investments are amortized or accreted into interest income over the lives of the CRE Debt and Preferred Equity Investments using the effective interest method.

Corporate Debt
Corporate Loans – The Company’s investments in corporate loans are designated as held for investment when the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Company has the intent and ability to hold the investment until maturity or payoff.  These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method. These investments typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less amount of credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the significant majority of the Company’s investments in corporate debt have been funded term loans versus bonds.
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

When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three months ended March 31, 2018 and 2017.

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
The Company may be exposed to various levels of credit risk depending on the nature of its investments and credit enhancements, if any, supporting its assets. The Company’s core investment process includes procedures related to the initial approval and periodic monitoring of credit risk and other risks associated with each investment.  The Company’s investment underwriting procedures include evaluation of the underlying borrowers’ ability to manage and operate their respective properties or companies.  Management reviews loan-to-value metrics at origination or acquisition of a new investment and if events occur that trigger re-evaluation by management.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

demand of competing projects in the sub-market in which each subject property is located.  Management monitors the financial condition and operating results of its corporate borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.

The Company evaluates the need for a loss reserve on at least a quarterly basis through its surveillance review process. In connection with the surveillance review process, the Company’s CRE Debt and Preferred Equity Investments are assigned an internal risk rating.  The loan risk ratings conform to guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The initial internal risk ratings (“Initial Ratings”) are based on net operating income, debt service coverage ratios, property debt yields, loan per unit, rent rolls and other factors management deems important. A provision for loan losses may occur when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectible of the Company’s CRE Debt and Preferred Equity Investments and based upon leverage and cash flow coverages of the borrowers’ debt and operating obligations.  The final internal risk ratings are influenced by other quantitative and qualitative factors that can result in an adjustment to the Initial Ratings, subject to review and approval by the respective committee. The internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”.  Performing loans meet all present contractual obligations.  Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible.

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

Generally, a loan is returned to accrual status when the borrower has resumed paying the full amount of the scheduled contractual obligation, if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period of time and there is a sustained period of repayment performance by the borrower. The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing at March 31, 2018 and December 31, 2017. There were no allowances for loan losses at March 31, 2018 and December 31, 2017.

Broker Dealer Activities

Reverse Repurchase and Repurchase Agreements – RCap enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contractual amount and are collateralized by mortgage-backed or other securities. Margin calls are made by RCap as necessary based on the daily valuation of the underlying collateral as compared to the contract price. RCap generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. RCap’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and RCap will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give RCap the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty. Substantially all of RCap’s reverse repurchase activity is with affiliated entities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Recent Accounting Pronouncements

The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”).  ASUs not listed below were not applicable, not expected to have a significant impact on the Company’s consolidated financial statements when adopted, or did not have a significant impact on the
Company’s consolidated financial statements upon adoption.

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
January 1, 2020 (early adoption permitted)
The Company currently plans to adopt the new standard on its effective date. While the Company is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. The Company needs to complete the development of an appropriate allowance methodology, assess the impact on the consolidated financial statements and determine appropriate internal controls and financial statement disclosures. Further, based on the amended guidance for available-for-sale debt securities, the Company:
• will be required to use an allowance approach to recognize credit impairment, with the allowance to be limited to the amount by which the security’s fair value is less than its amortized cost basis;
• may not consider the length of time fair value has been below amortized cost, and
• may not consider recoveries of fair value after the balance sheet date when assessing whether a credit loss exists.

Standard	Description	Effective Date	Effect on the financial statements or other significant matters
Standards that were adopted
ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business	This update provides a screen to determine and a framework to evaluate when a set of assets and activities is a business.	January 1, 2018	The amendments are expected to result in fewer transactions being accounted for as business combinations.
ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
This update provides specific guidance on certain cash flow classification issues, including classification of cash receipts and payments that have aspects of more than one class of cash flows. If cash flows cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows.

January 1, 2018
As a result of adopting this standard, the Company reclassified its cash flows on reverse repurchase and repurchase agreements entered into by RCap from operating activities to investing and financing activities, respectively, in the Consolidated Statements of Cash Flows. The Company applied the retrospective transition method, which resulted in reclassification of comparative periods.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

4.	FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2018 and December 31, 2017.

Financial Instruments (1)
Balance Sheet Location	Form	Measurement Basis	March 31, 2018	December 31, 2017
(dollars in thousands)
Assets
Agency mortgage-backed securities	Securities	Fair value, with unrealized gains (losses) through other comprehensive income	$87,519,400	$89,426,437
Agency mortgage-backed securities	Securities	Fair value, with unrealized gains (losses) through earnings	1,059,697	1,125,326
Total agency mortgage-backed securities			88,579,097	90,551,763
Credit risk transfer securities	Securities	Fair value, with unrealized gains (losses) through earnings	628,942	651,764
Non-agency mortgage-backed securities	Securities	Fair value, with unrealized gains (losses) through earnings	1,066,343	1,097,294
Residential mortgage loans	Loans	Fair value, with unrealized gains (losses) through earnings	1,535,685	1,438,322
Commercial real estate debt investments	Loans	Fair value, with unrealized gains (losses) through earnings	2,695,513	2,826,357
Commercial real estate debt investments	Securities	Fair value, with unrealized gains (losses) through other comprehensive income	238,490	244,636
Commercial real estate debt investments	Securities	Fair value, with unrealized gains (losses) through earnings	26,320	18,115
Total commercial real estate debt investments			2,960,323	3,089,108
Commercial real estate debt and preferred equity, held for investment	Loans	Amortized cost	1,081,295	1,029,327
Corporate debt	Loans	Amortized cost	1,152,745	1,011,275
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	200,459	—
Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	78,015,431	77,696,343
Other secured financing	Loans	Amortized cost	3,830,075	3,837,528
Securitized debt of consolidated VIEs	Securities	Fair value, with unrealized gains (losses) through earnings	2,904,873	2,971,771
Mortgages payable	Loans	Amortized cost	309,794	309,686
(1) Receivable for investments sold, Accrued interest and dividends receivable, Dividends payable, Payable for investments purchased and Accrued interest payable are accounted for at cost.

5.	RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value at March 31, 2018 and December 31, 2017:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	March 31, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,830,362	$4,563,295	$(1,624)	$83,392,033	$62,602	$(2,906,925)	$80,547,710
Adjustable-rate pass-through	6,321,714	292,681	(1,313)	6,613,082	12,301	(152,751)	6,472,632
Interest-only	6,656,130	1,296,294	—	1,296,294	2,593	(278,896)	1,019,991
Multifamily	510,063	4,730	(1,189)	513,604	211	(14,757)	499,058
Reverse mortgages	35,464	4,411	—	39,875	—	(169)	39,706
Total Agency investments	$92,353,733	$6,161,411	$(4,126)	$91,854,888	$77,707	$(3,353,498)	$88,579,097
Residential Credit
CRT	$579,077	$27,299	$(1,215)	$605,161	$24,195	$(414)	$628,942
Alt-A	200,819	498	(33,609)	167,708	12,542	(211)	180,039
Prime	222,366	345	(24,870)	197,841	17,041	(54)	214,828
Subprime	516,223	1,998	(75,243)	442,978	50,320	(792)	492,506
NPL/RPL	39,286	14	(94)	39,206	366	—	39,572
Prime Jumbo (>= 2010 Vintage)	125,902	614	(3,929)	122,587	195	(1,582)	121,200
Prime Jumbo (>= 2010 Vintage) Interest-Only	939,627	14,516	—	14,516	3,682	—	18,198
Total residential credit investments	$2,623,300	$45,284	$(138,960)	$1,589,997	$108,341	$(3,053)	$1,695,285
Total Residential Investment Securities	$94,977,033	$6,206,695	$(143,086)	$93,444,885	$186,048	$(3,356,551)	$90,274,382

	December 31, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,509,335	$4,514,815	$(1,750)	$83,022,400	$140,115	$(1,178,673)	$81,983,842
Adjustable-rate pass-through	6,760,991	277,212	(1,952)	7,036,251	15,776	(103,121)	6,948,906
Interest-only	6,804,715	1,326,761	—	1,326,761	1,863	(242,862)	1,085,762
Multifamily	490,753	5,038	(341)	495,450	84	(1,845)	493,689
Reverse mortgages	35,000	4,527	—	39,527	37	—	39,564
Total Agency investments	$92,600,794	$6,128,353	$(4,043)	$91,920,389	$157,875	$(1,526,501)	$90,551,763
Residential Credit
CRT	$593,027	$25,463	$(3,456)	$615,034	$36,730	$—	$651,764
Alt-A	204,213	499	(34,000)	170,712	13,976	(802)	183,886
Prime	197,756	358	(24,158)	173,956	18,804	—	192,760
Subprime	554,470	2,037	(78,561)	477,946	56,024	(90)	533,880
NPL/RPL	42,585	14	(117)	42,482	506	—	42,988
Prime Jumbo (>= 2010 Vintage)	130,025	627	(3,956)	126,696	1,038	(1,112)	126,622
Prime Jumbo (>= 2010 Vintage) Interest-Only	989,052	15,287	—	15,287	1,871	—	17,158
Total residential credit investments	$2,711,128	$44,285	$(144,248)	$1,622,113	$128,949	$(2,004)	$1,749,058
Total Residential Investment Securities	$95,311,922	$6,172,638	$(148,291)	$93,542,502	$286,824	$(1,528,505)	$92,300,821

The following table presents the Company’s Agency mortgage-backed securities portfolio concentration by issuing Agency at March 31, 2018 and December 31, 2017:

Investment Type	March 31, 2018	December 31, 2017
	(dollars in thousands)
Fannie Mae	$62,734,494	$63,361,415
Freddie Mac	25,750,396	27,091,978
Ginnie Mae	94,207	98,370
Total	$88,579,097	$90,551,763

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table summarizes the Company’s available-for-sale Residential Investment Securities at March 31, 2018 and December 31, 2017, according to their estimated weighted average life classifications:

	March 31, 2018		December 31, 2017
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$10,123	$10,159	$471,977	$476,538
Greater than one year through five years	12,523,917	12,774,529	13,838,890	13,925,749
Greater than five years through ten years	76,865,618	79,772,617	77,273,833	78,431,852
Greater than ten years	874,724	887,580	716,121	708,363
Total	$90,274,382	$93,444,885	$92,300,821	$93,542,502

The weighted average lives of the Agency mortgage-backed securities at March 31, 2018 and December 31, 2017 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 Months	$47,494,769	$(1,222,887)	1,497	$39,878,158	$(272,234)	1,114
12 Months or More	37,677,339	(1,851,715)	935	39,491,238	(1,011,405)	911
Total	$85,172,108	$(3,074,602)	2,432	$79,369,396	$(1,283,639)	2,025
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

During the three months ended March 31, 2018, the Company disposed of $463.4 million of Residential Investment Securities, resulting in a net realized gain of $13.0 million.
During the three months ended March 31, 2017, the Company disposed of $2.1 billion of Residential Investment Securities, resulting in a net realized gain of $1.2 million.

6.	RESIDENTIAL MORTGAGE LOANS
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value	$1,535,685	$1,438,322
Unpaid principal balance	$1,527,171	$1,419,807

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 for these investments:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Net interest income	$13,495	$3,589
Net gains (losses) on disposal of investments	(1,758)	(993)
Net unrealized gains (losses) on investments measured at fair value through earnings	(9,864)	815
Total included in net income (loss)	$1,873	$3,411

The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2018 and December 31, 2017, for the residential mortgage loans, including loans held in securitization trusts:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2018		December 31, 2017
Property Location	% of Balance	Property Location	% of Balance
California	52.8%	California	49.8%
Florida	8.3%	Florida	9.3%
New York	6.9%	New York	7.1%
All other (none individually greater than 5%)	32.0%	All other (none individually greater than 5%)	33.8%
Total	100.0%	Total	100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans held in securitization trusts, at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)		(dollars in thousands)
Unpaid principal balance	$1 - $3,649	$531	$1 - $3,663	$514
Interest rate	1.88% - 7.50%	4.37%	1.63% - 7.50%	4.25%
Maturity	1/1/2028 - 1/1/2058	10/2/2043	1/1/2028 - 5/1/2057	2/1/2043
FICO score at loan origination	498 - 823	749	468 - 823	748
Loan-to-value ratio at loan origination	11% - 100%	67%	11% - 100%	68%

At March 31, 2018 and December 31, 2017, approximately 73% and 78%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans held in securitization trusts, were adjustable-rate.

7.	MORTGAGE SERVICING RIGHTS
The Company invests in MSRs and has elected to carry them at fair value. The following table presents activity related to MSRs for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Fair value, beginning of period	$580,860	$652,216
Purchases	—	213
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	36,674	(6,233)
Other changes, including realization of expected cash flows	(21,156)	(14,030)
Fair value, end of period	$596,378	$632,166

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three months ended March 31, 2018 and 2017, the Company recognized $28.5 million and $34.5 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

8.	COMMERCIAL REAL ESTATE INVESTMENTS

CRE Debt and Preferred Equity Investments

At March 31, 2018 and December 31, 2017, commercial real estate investments held for investment were comprised of the following:

	March 31, 2018			December 31, 2017
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$685,457	$681,819	63.2%	$629,143	$625,900	60.9%
Mezzanine loans	390,976	390,487	36.0%	395,015	394,442	38.2%
Preferred equity	9,000	8,989	0.8%	9,000	8,985	0.9%
Total	$1,085,433	$1,081,295	100.0%	$1,033,158	$1,029,327	100.0%

(1)	Carrying value includes unamortized origination fees of $4.1 million and $3.8 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Based on outstanding principal.

	Three months ended March 31, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	56,954	601	—	57,555
Principal payments	(640)	(4,640)	—	(5,280)
Net (increase) decrease in origination fees	(871)	—	—	(871)
Amortization of net origination fees	476	84	4	564
Net carrying value	$681,819	$390,487	$8,989	$1,081,295

	December 31, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	338,242	69,121	—	407,363
Principal payments	(221,421)	(127,799)	—	(349,220)
Amortization & accretion of (premium) discounts	(44)	28	—	(16)
Net (increase) decrease in origination fees	(3,317)	(605)	—	(3,922)
Amortization of net origination fees	2,369	2,230	18	4,617
Net carrying value	$625,900	$394,442	$8,985	$1,029,327

Internal CRE Debt and Preferred Equity Investment Ratings

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

or improbable. Loss loans are considered uncollectible. The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing at March 31, 2018 and December 31, 2017. As such, no provision for loan losses was deemed necessary at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$685,457	63.2%	$439,992	$141,275	$36,800	$67,390	$—	$—	$685,457
Mezzanine loans	390,976	36.0%	216,740	56,498	117,738	—	—	—	390,976
Preferred equity	9,000	0.8%	—	—	9,000	—	—	—	9,000
Total	$1,085,433	100.0%	$656,732	$197,773	$163,538	$67,390	$—	$—	$1,085,433

	December 31, 2017
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$629,143	60.9%	$409,878	$115,075	$36,800	$67,390	$—	$—	$629,143
Mezzanine loans	395,015	38.2%	206,169	66,498	122,348	—	—	—	395,015
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$1,033,158	100.0%	$616,047	$181,573	$168,148	$67,390	$—	$—	$1,033,158
(1) The Company transferred one loan to Substandard during the year ended December 31, 2017. The downgrade in risk rating was based on the borrower’s failure to meet originally projected performance targets. The Company evaluated whether an impairment exists and determined that, based on quantitative and qualitative factors, including that the borrower is current, the Company expects repayment of contractual amounts due.

At March 31, 2018 and December 31, 2017, approximately 86% of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.

Investments in Commercial Real Estate

There were no acquisitions of real estate holdings during the three months ended March 31, 2018 and 2017. The Company sold one of its wholly-owned triple net leased properties during the three months ended March 31, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.

The weighted average amortization period for intangible assets and liabilities at March 31, 2018 is 4.4 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$111,012	$111,012
Buildings and improvements	331,390	330,959
Subtotal	442,402	441,971
Less: accumulated depreciation	(52,723)	(48,920)
Total real estate held for investment, at amortized cost, net	389,679	393,051
Equity in unconsolidated joint ventures	90,384	92,902
Investments in commercial real estate, net	$480,063	$485,953

Depreciation expense was $3.7 million and $4.0 million for the three months ended March 31, 2018 and 2017,

respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs.

Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2018 for consolidated investments in real estate are as follows:

March 31, 2018
(dollars in thousands)
2018 (remaining)	$22,306
2019	26,423
2020	21,708
2021	17,302
2022	12,356
Later years	20,687
$120,782

Mortgage loans payable at March 31, 2018  and December 31, 2017, were as follows:

March 31, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,471	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,303	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,020	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,794	$312,500

December 31, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,373	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,294	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,019	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,686	$312,500

The following table details future mortgage loan principal payments at March 31, 2018:

Mortgage Loan Principal Payments
(dollars in thousands)
2018 (remaining)	$—
2019	23,375
2020	—
2021	—
2022	—
Later years	289,125
Total	$312,500

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
The Company invests in corporate loans and corporate debt securities through AMML. The industry and rate sensitivity dispersion of the portfolio at March 31, 2018 and December 31, 2017 are as follows:

	Industry Dispersion
	March 31, 2018			December 31, 2017
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$—	$34,797	$34,797	$—	$34,814	$34,814
Coating, Engraving and Allied Services	—	63,245	63,245	—	64,034	64,034
Computer Programming, Data Processing & Other Computer Related Services	—	209,854	209,854	—	192,946	192,946
Drugs	—	38,716	38,716	—	38,708	38,708
Electronic Components & Accessories	—	23,961	23,961	—	23,916	23,916
Engineering, Architectural & Surveying	—	10,647	10,647	—	—	—
Groceries and Related Products	—	14,771	14,771	—	14,794	14,794
Grocery Stores	—	23,512	23,512	—	23,531	23,531
Home Health Care Services	—	23,660	23,660	—	23,779	23,779
Insurance Agents, Brokers and Services	—	28,866	28,866	—	28,872	28,872
Management and Public Relations Services	—	140,789	140,789	—	94,871	94,871
Medical and Dental Laboratories	—	26,936	26,936	—	26,956	26,956
Miscellaneous Business Services	—	19,703	19,703	—	19,723	19,723
Miscellaneous Equipment Rental and Leasing	—	49,264	49,264	—	49,129	49,129
Miscellaneous Health and Allied Services, not elsewhere classified	—	54,246	54,246	—	25,963	25,963
Miscellaneous Nonmetallic Minerals, except Fuels	—	26,056	26,056	—	25,992	25,992
Miscellaneous Plastic Products	—	9,920	9,920	—	9,879	9,879
Motor Vehicles and Motor Vehicle Equipment	—	17,333	17,333	—	—	—
Motor Vehicles and Motor Vehicle Parts and Supplies	—	23,582	23,582	—	12,212	12,212
Offices and Clinics of Doctors of Medicine	—	97,794	97,794	—	76,678	76,678
Offices and Clinics of Other Health Practitioners	—	19,872	19,872	—	18,979	18,979
Public Warehousing and Storage	—	50,685	50,685	—	48,890	48,890
Research, Development and Testing Services	—	33,304	33,304	—	33,155	33,155
Schools and Educational Services, not elsewhere classified	—	20,359	20,359	—	20,625	20,625
Services Allied with the Exchange of Securities	—	14,943	14,943	—	13,960	13,960
Surgical, Medical, and Dental Instruments and Supplies	—	16,677	16,677	—	29,687	29,687
Telephone Communications	—	59,253	59,253	—	59,182	59,182
Total	$—	$1,152,745	$1,152,745	$—	$1,011,275	$1,011,275

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
First lien loans	$664,276	$582,724
Second lien loans	488,469	428,551
Total	$1,152,745	$1,011,275

10.	VARIABLE INTEREST ENTITIES

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company is required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $549.5 million and $509.4 million, respectively, at March 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company is required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $632.6 million and $587.5 million, respectively, at March 31, 2018.

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company is required to consolidate the FREMF 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at March 31, 2018. FREMF 2015-KLSF, FREMF 2015-KF07 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $198.1 million. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed. The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company early adopted ASU 2014-13 and applied the practical expedient fair value measurement, whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The FREMF Trusts mortgage loans had an unpaid principal balance of $2.7 billion at March 31, 2018.   At March 31, 2018,  there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at March 31, 2018  based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $34.0 million at March 31, 2018. The Company also consolidates a residential securitization trust in which it had purchased subordinated securities because its liquidation rights over the trusts became exercisable in December 2017. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $94.4 million at March 31, 2018.

In March 2018, the Company closed OBX 2018-01 Trust (“OBX Trust”), with a face value of $327.5 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.  A total of $279.2 million of bonds were issued to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

third parties and the Company retained $60.9 million of mortgage-backed securities.  The Company is deemed to be the primary beneficiary and consolidates the OBX Trust because it has power to direct the activities that most significantly impact the OBX Trust’s performance and holds a variable interest that could be potentially significant to this VIE. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial liabilities and financial assets of the residential mortgage trust are available from third-party pricing services. The Company incurred approximately $1.5 million of costs in connection with the securitization that were expensed as incurred. The contractual principal amount of the OBX Trust’s debt held by third parties was $279.2 million at March 31, 2018.

Although the loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trust did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation.

In June 2016, a consolidated subsidiary of the Company entered into a $300.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has pledged corporate loans with a carrying amount of $457.7 million at March 31, 2018 as collateral for this credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At March 31, 2018, the subsidiary had an intercompany receivable of $124.9 million, which eliminates upon consolidation and an Other secured financing of $124.9 million to the third party financial institution.

In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $208.9 million at March 31, 2018, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Corporate debt. At March 31, 2018, the subsidiary had an Other secured financing of $100.3 million to the third party financial institution.

The Company also owns variable interests in an entity that invests in MSRs and has structured its operations, funding and capitalization into pools of assets and liabilities, each referred to as a “silo.” Owners of variable interests in a given silo are entitled to all of the returns and risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo. While the Company previously held 100% of the voting interests in this entity, in August 2017, the Company sold 100% of such interests, and entered into an agreement with the entity’s affiliated portfolio manager giving the Company the power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary and consolidates this silo.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.5 billion at March 31, 2018. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs, excluding the credit facility VIEs and OBX Trust, that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	March 31, 2018
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$43,206
Commercial real estate debt investments	2,695,513	—	—
Residential mortgage loans	—	229,278	25,206
Mortgage servicing rights	—	—	596,378
Accrued interest receivable	10,762	901	—
Other assets	—	87	35,486
Total assets	$2,706,275	$230,266	$700,276
Liabilities
Securitized debt (non-recourse) at fair value	$2,497,410	$128,260	$—
Other secured financing	—	—	16,557
Other derivatives, at fair value	—	—	8
Accrued interest payable	4,668	316	—
Accounts payable and other liabilities	—	123	2,570
Total liabilities	$2,502,078	$128,699	$19,135

	December 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$42,293
Commercial real estate debt investments	2,826,357	—	—
Residential mortgage loans	—	478,811	19,667
Mortgage servicing rights	—	—	580,860
Accrued interest receivable	10,339	1,599	—
Other derivatives, at fair value	—	—	1
Other assets	—	1,418	32,354
Total assets	$2,836,696	$481,828	$675,175
Liabilities
Securitized debt (non-recourse) at fair value	$2,620,952	$350,819	$—
Other secured financing	—	—	10,496
Accrued interest payable	4,554	931	—
Accounts payable and other liabilities	—	112	4,856
Total liabilities	$2,625,506	$351,862	$15,352

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The statements of comprehensive income (loss) of the Company’s VIEs, excluding the credit facility VIEs and OBX Trust, that are reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017 are as follows:

	For the Three Months Ended March 31, 2018
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$23,838	$2,373	$635
Interest expense	13,834	1,759	192
Net interest income	10,004	614	443
Realized gain (loss) on disposal of investments	—	2,042	(571)
Net gains (losses) on trading assets	—	—	69
Net unrealized gains (losses) on investments measured at fair value through earnings	292	(816)	14,615
Other income (loss)	(4,477)	(77)	28,716
General and administration expenses	—	14	472
Net income (loss)	$5,819	$1,749	$42,800

	For the Three Months Ended March 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$27,719	$1,369	$—
Interest expense	14,576	274	65
Net interest income	13,143	1,095	(65)
Realized gain (loss) on disposal of investments	—	(261)	(509)
Net unrealized gains (losses) on investments measured at fair value through earnings	702	982	(20,264)
Other income (loss)	(6,298)	(97)	34,588
General and administration expenses	—	20	1,102
Net income (loss)	$7,547	$1,699	$12,648

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs and OBX Trust, at March 31, 2018 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

FREMF Trusts			Residential Mortgage Loan Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Maryland	$494,604	18.5%	California	$76,367	33.0%
Texas	361,641	13.6%	Florida	21,340	9.2%
Virginia	329,250	12.4%	Texas	18,357	7.9%
New York	280,925	10.5%	Illinois	15,752	6.8%
North Carolina	232,271	8.7%	New Jersey	13,290	5.7%
Pennsylvania	225,810	8.5%	Other (1)	86,430	37.4%
Massachusetts	179,440	6.7%
Ohio	156,834	5.9%
Other (1)	404,652	15.2%
Total	$2,665,427	100.0%		$231,536	100.0%
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

If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest priority input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:

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

The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral. Consequently, Commercial real estate debt investments carried at fair value are classified as Level 2.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.

The following tables present the estimated fair values of financial instruments measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$88,579,097	$—	$88,579,097
Credit risk transfer securities	—	628,942	—	628,942
Non-Agency mortgage-backed securities	—	1,066,343	—	1,066,343
Residential mortgage loans	—	1,535,685	—	1,535,685
Mortgage servicing rights	—	—	596,378	596,378
Commercial real estate debt investments	—	2,960,323	—	2,960,323
Interest rate swaps	—	69,109	—	69,109
Other derivatives	—	161,193	—	161,193
Total assets	$—	$95,000,692	$596,378	$95,597,070
Liabilities:
Securitized debt of consolidated VIEs	$—	$2,904,873	$—	$2,904,873
Interest rate swaps	—	427,838	—	427,838
Other derivatives	122,436	30,667	—	153,103
Total liabilities	$122,436	$3,363,378	$—	$3,485,814

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$90,551,763	$—	$90,551,763
Credit risk transfer securities	—	651,764	—	651,764
Non-Agency mortgage-backed securities	—	1,097,294	—	1,097,294
Residential mortgage loans	—	1,438,322	—	1,438,322
Mortgage servicing rights	—	—	580,860	580,860
Commercial real estate debt investments	—	3,089,108	—	3,089,108
Interest rate swaps	—	30,272	—	30,272
Other derivatives	218,361	65,252	—	283,613
Total assets	$218,361	$96,923,775	$580,860	$97,722,996
Liabilities:
Securitized debt of consolidated VIEs	$—	$2,971,771	$—	$2,971,771
Interest rate swaps	—	569,129	—	569,129
Other derivatives	12,285	26,440	—	38,725
Total liabilities	$12,285	$3,567,340	$—	$3,579,625

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

	March 31, 2018		December 31, 2017
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average)	Unobservable Input (1)	(Weighted Average)
Discounted cash flow	Discount rate	10.0% -15.0% (10.4%)	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	4.5% - 13.3% (7.6%)	Prepayment rate	4.6% - 22.3% (9.4%)
	Delinquency rate	0.0% - 6.0% (2.3%)	Delinquency rate	0.0% - 13.0% (2.2%)
	Cost to service	$88 - $135 ($107)	Cost to service	$84 - $181 ($102)

(1)	Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities at March 31, 2018 and December 31, 2017.

		March 31, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$984,275	$984,275	$706,589	$706,589
Agency mortgage-backed securities	2	88,579,097	88,579,097	90,551,763	90,551,763
Credit risk transfer securities	2	628,942	628,942	651,764	651,764
Non-Agency mortgage-backed securities	2	1,066,343	1,066,343	1,097,294	1,097,294
Residential mortgage loans	2	1,535,685	1,535,685	1,438,322	1,438,322
Mortgage servicing rights	3	596,378	596,378	580,860	580,860
Commercial real estate debt investments	2	2,960,323	2,960,323	3,089,108	3,089,108
Commercial real estate debt and preferred equity, held for investment	3	1,081,295	1,086,872	1,029,327	1,035,095
Corporate debt	2	1,152,745	1,159,443	1,011,275	1,014,139
Interest rate swaps	2	69,109	69,109	30,272	30,272
Other derivatives	1,2	161,193	161,193	283,613	283,613
Reverse repurchase agreements	1	200,459	200,459	—	—
Financial liabilities:
Repurchase agreements	1,2	$78,015,431	$78,015,431	$77,696,343	$77,697,828
Other secured financing	1,2	3,830,075	3,829,693	3,837,528	3,837,595
Securitized debt of consolidated VIEs	2	2,904,873	2,904,873	2,971,771	2,971,771
Mortgage payable	3	309,794	304,179	309,686	310,218
Interest rate swaps	2	427,838	427,838	569,129	569,129
Other derivatives	1,2	153,103	153,103	38,725	38,725

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

12.        SECURED FINANCING

The Company had outstanding $78.0 billion and $77.7 billion of repurchase agreements with weighted average borrowing rates of 1.70% and 1.89%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 72 days and

58 days at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	March 31, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	38,894,346	326,985	281,627	—	24,220	39,527,178	1.76%
30 to 59 days	8,619,507	—	—	—	—	8,619,507	1.67%
60 to 89 days	10,215,074	—	27,972	—	—	10,243,046	1.83%
90 to 119 days	5,378,231	—	—	—	—	5,378,231	1.63%
Over 120 days (1)	13,856,340	—	—	391,129	—	14,247,469	2.19%
Total	$76,963,498	$326,985	$309,599	$391,129	$24,220	$78,015,431	1.83%

	December 31, 2017
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	33,421,609	263,528	253,290	—	18,125	33,956,552	1.69%
30 to 59 days	10,811,515	7,229	3,658	—	6,375	10,828,777	1.44%
60 to 89 days	13,800,743	7,214	47,830	—	—	13,855,787	1.59%
90 to 119 days	10,128,006	—	—	—	—	10,128,006	1.39%
Over 120 days (1)	8,542,108	—	—	385,113	—	8,927,221	1.77%
Total	$76,703,981	$277,971	$304,778	$385,113	$24,500	$77,696,343	1.61%

(1) Approximately 0% and 1% of the total repurchase agreements had a remaining maturity over 1 year at March 31, 2018 and December 31, 2017, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2018		December 31, 2017
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$3,375,459	$81,190,431	$1,250,000	$78,946,343
Amounts Offset	(3,175,000)	(3,175,000)	(1,250,000)	(1,250,000)
Netted Amounts	$200,459	$78,015,431	$—	$77,696,343

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the

Company’s Consolidated Statements of Financial Condition.  At March 31, 2018, $3.6 billion of the advances matures between one to three years. At December 31, 2017, $2.1 billion of advances from the FHLB Des Moines matured

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

beyond three years and $1.4 billion matures between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.05% and 1.49% at March 31, 2018 and December 31, 2017, respectively. The Company held $147.9 million of membership and activity-based stock in the FHLB Des Moines at March 31, 2018 and December 31, 2017, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Investments pledged as collateral under secured financing arrangements and interest rate swaps had an estimated fair value and accrued interest of $87.6 billion and $275.2 million, respectively, at March 31, 2018 and $87.0 billion and $267.3 million, respectively, at December 31, 2017.

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

The table below summarizes fair value information about our derivative assets and liabilities at March 31, 2018 and December 31, 2017:

Derivatives Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$69,109	$30,272
Interest rate swaptions	Other derivatives, at fair value	113,701	36,150
TBA derivatives	Other derivatives, at fair value	47,064	29,067
Futures contracts	Other derivatives, at fair value	—	218,361
Purchase commitments	Other derivatives, at fair value	428	35
		$230,302	$313,885
Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$427,838	$569,129
TBA derivatives	Other derivatives, at fair value	21,855	21,776
Futures contracts	Other derivatives, at fair value	122,436	12,285
Purchase commitments	Other derivatives, at fair value	262	157
Credit derivatives (1)	Other derivatives, at fair value	8,550	4,507
		$580,941	$607,854
(1) The maximum potential amount of future payments is the notional amount of $285.0 million and $125.0 million at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2018 and December 31, 2017:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

March 31, 2018
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$38,344,000	1.64%	2.19%	1.77
3 - 6 years	13,254,550	2.17%	2.12%	4.67
6 - 10 years	10,547,000	2.32%	2.02%	8.11
Greater than 10 years	3,826,400	3.65%	1.94%	18.22
Total / Weighted Average	$65,971,950	2.00%	2.13%	4.52

December 31, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$6,532,000	1.56%	1.62%	2.08
3 - 6 years	14,791,800	2.12%	1.57%	4.51
6 - 10 years	10,179,000	2.35%	1.58%	8.04
Greater than 10 years	3,826,400	3.65%	1.51%	18.47
Total / Weighted Average	$35,329,200	2.22%	1.58%	6.72

(1) There were no forward starting swaps at March 31, 2018. Notional amount includes $8.1 billion of forward starting pay fixed swaps at December 31, 2017.
(2) Excludes forward starting swaps.
(3) Weighted average fixed rate on forward starting pay fixed swaps was 1.86% at December 31, 2017.

The following table presents swaptions outstanding at March 31, 2018 and December 31, 2017.

March 31, 2018	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$6,000,000	2.72%	3M LIBOR	10.33	3.88

December 31, 2017	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$6,000,000	2.62%	3M LIBOR	9.97	4.49

The following table summarizes certain characteristics of the Company’s TBA derivatives at March 31, 2018 and December 31, 2017:

March 31, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$8,954,000	$9,107,423	$9,132,632	$25,209

December 31, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,828,000	$16,381,826	$16,390,251	$8,425
Sale contracts	(250,000)	(254,804)	(255,938)	(1,134)
Net TBA derivatives	$15,578,000	$16,127,022	$16,134,313	$7,291

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table summarizes certain characteristics of the Company’s futures derivatives at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	$—	$(4,597,400)	4.42
U.S. Treasury futures - 10 year and greater	—	(9,154,500)	6.99
Total	$—	$(13,751,900)	6.13

	December 31, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(17,161,000)	2.00
U.S. Treasury futures - 5 year	—	(4,217,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(4,914,500)	7.01
Total	$—	$(26,292,900)	3.32

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$69,109	$(40,470)	$—	$28,639
Interest rate swaptions, at fair value	113,701	—	—	113,701
TBA derivatives, at fair value	47,064	(21,855)	—	25,209
Purchase commitments	428	—	—	428
Liabilities:
Interest rate swaps, at fair value	$427,838	$(40,470)	$(6,856)	$380,512
TBA derivatives, at fair value	21,855	(21,855)	—	—
Futures contracts, at fair value	122,436	—	(122,436)	—
Purchase commitments	262	—	—	262
Credit derivatives	8,550	—	(6,460)	2,090

	December 31, 2017
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$30,272	$(27,379)	$—	$2,893
Interest rate swaptions, at fair value	36,150	—	—	36,150
TBA derivatives, at fair value	29,067	(12,551)	—	16,516
Futures contracts, at fair value	218,361	(12,285)	—	206,076
Purchase commitments	35	—	—	35
Liabilities:
Interest rate swaps, at fair value	$569,129	$(27,379)	$—	$541,750
TBA derivatives, at fair value	21,776	(12,551)	—	9,225
Futures contracts, at fair value	12,285	(12,285)	—	—
Purchase commitments	157	—	—	157
Credit derivatives	4,507	—	(3,520)	987

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps (1)	Realized Gains (Losses) on Termination or Maturity of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Three Months Ended:
March 31, 2018	$(48,160)	$834	$977,285
March 31, 2017	$(104,156)	$—	$149,184

(1)	Interest expense related to interest rate swaps is recorded in Realized gains (losses) on interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss).

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$(277,901)	$17,917	$(259,984)
Net interest rate swaptions	(21,434)	67,221	45,787
Futures	495,013	(328,512)	166,501
Purchase commitments	—	366	366
Credit derivatives	1,513	(1,328)	185
Total			$(47,145)

Three Months Ended March 31, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Trading Assets
(dollars in thousands)
Net TBA derivatives	$(60,314)	$83,080	$22,766
Futures	973	(23,704)	(22,731)
Purchase commitments	—	265	265
Total			$300

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

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2018 was approximately $402.7 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

14.     COMMON STOCK AND PREFERRED STOCK

At March 31, 2018, the Company’s authorized shares of capital stock, par value of $0.01 per share, consisted of 1,909,750,000 shares classified as common stock, 12,000,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 28,800,000 shares classified as 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 19,550,000 shares classified as 6.50%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”).

(A)Common Stock

At March 31, 2018 and December 31, 2017, the Company had issued and outstanding 1,159,657,350 and 1,159,585,078 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the three months ended March 31, 2018 and 2017.

During the three months ended March 31, 2018, the Company raised $0.7 million, by issuing 70,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program. During the three months ended March 31, 2017, the Company raised $0.6 million, by issuing 56,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program.

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. The Company did not make any sales under the Sales Agreements during the three months ended March 31, 2018.

(B)Preferred Stock

On August 25, 2017, the Company redeemed all 7,412,500 of its issued and outstanding shares of 7.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for $187.5 million. The cash redemption amount for each share of Series A Preferred Stock was $25.00 plus accrued and unpaid dividends to, and including, the redemption date of August 25, 2017.

At March 31, 2018 and December 31, 2017, the Company had issued and outstanding 7,000,000 and 12,000,000 shares, respectively, of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). During the three months ended March 31, 2018, the Company redeemed 5,000,000 shares of its Series C Preferred Stock for $125.0 million. Through March 31, 2018, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock, including $1.0 million, or $0.196 per share, for the 5,000,000 shares that were redeemed.

At March 31, 2018 and December 31, 2017, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.5% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through March 31, 2018, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At December 31, 2017, the Company had issued and outstanding 11,500,000 shares of 7.625% Series E Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). During the three months ended March 31, 2018, the Company redeemed all 11,500,000 of its issued and outstanding shares of Series E Preferred Stock for $287.5 million.

At March 31, 2018 and December 31, 2017, the Company had issued and outstanding 28,800,000 shares of its Series F Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series F Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing from and including the original issue date to, but excluding September 30, 2022 (subject to the Company’s right under limited circumstances to redeem the Series F Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company), at a fixed rate equal to 6.95% per annum of the $25.00 liquidation preference, and from and including September 30, 2022, at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum of the $25.00 per share liquidation preference. Through March 31, 2018, the Company had declared and paid all required quarterly dividends on the Series F Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

During the three months ended March 31, 2018, the Company issued 17,000,000 shares of its 6.50% Series G Preferred Stock, liquidation preference of $25.00 per share, for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses. The Series G Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing from and including the original issue date to, but excluding March 31, 2023 (subject to the Company’s right under limited circumstances to redeem the Series G Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company), at a fixed rate equal to 6.50% per annum of the $25.00 liquidation preference, and from and including March 31,

2023, at a floating rate equal to three-month LIBOR plus a spread of 4.172% per annum of the $25.00 per share liquidation preference. Through March 31, 2018, the Company had declared and paid all required quarterly dividends on the Series G Preferred Stock.

The Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock rank senior to the common stock of the Company.

(C)Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended:
	March 31, 2018	March 31, 2017
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$347,897	$305,691
Distributions declared per common share	$0.30	$0.30
Distributions paid to common stockholders after period end	$347,897	$305,691
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	April 30, 2018	April 28, 2017
Dividends declared to Series A Preferred stockholders	$—	$3,648
Dividends declared per share of Series A Preferred Stock	$—	$0.492
Dividends declared to Series C Preferred stockholders	$4,316	$5,719
Dividends declared per share of Series C Preferred Stock (1)	$0.477	$0.477
Dividends declared to Series D Preferred stockholders	$8,625	$8,625
Dividends declared per share of Series D Preferred Stock	$0.469	$0.469
Dividends declared to Series E Preferred stockholders	$2,253	$5,481
Dividends declared per share of Series E Preferred Stock	$0.196	$0.477
Dividends declared to Series F Preferred stockholders	$12,510	$—
Dividends declared per share of Series F Preferred Stock	$0.434	$—
Dividends declared to Series G Preferred stockholders	$6,062	$—
Dividends declared per share of Series G Preferred Stock	$0.357	$—
(1) Includes dividends declared per share for shares outstanding at March 31, 2018.

15.              INTEREST INCOME AND INTEREST EXPENSE
The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	For the Three Months Ended
	March 31, 2018	March 31, 2017
Interest income:	(dollars in thousands)
Residential Investment Securities	$779,588	$515,910
Residential mortgage loans	15,505	3,864
Commercial investment portfolio (1)	72,457	64,345
Reverse repurchase agreements	11,937	3,608
Total interest income	879,487	587,727
Interest expense:
Repurchase agreements	331,374	173,090
Securitized debt of consolidated VIEs	15,652	14,850
Participation sold	—	153
Other	20,395	10,332
Total interest expense	367,421	198,425
Net interest income	$512,066	$389,302
(1) Includes commercial real estate debt, preferred equity and corporate debt.

16.              GOODWILL
At March 31, 2018 and December 31, 2017, Goodwill totaled $71.8 million.

17.              NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands, except per share data)
Net income (loss)	$1,327,704	$440,408
Net income (loss) attributable to noncontrolling interest	(96)	(103)
Net income (loss) attributable to Annaly	1,327,800	440,511
Dividends on preferred stock	33,766	23,473
Net income (loss) available (related) to common stockholders	$1,294,034	$417,038
Weighted average shares of common stock outstanding-basic	1,159,617,848	1,018,942,746
Add: Effect of stock awards, if dilutive	485,337	364,633
Weighted average shares of common stock outstanding-diluted	1,160,103,185	1,019,307,379
Net income (loss) per share available (related) to common share:
Basic	$1.12	$0.41
Diluted	$1.12	$0.41

Options to purchase 0.8 million and 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three months ended March 31, 2018 and 2017, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table sets forth activity related to the Company’s stock options awarded under the Plan:

	For the Three Months Ended:
	March 31, 2018		March 31, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	794,125	$15.30	1,125,625	$15.43
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Options outstanding at the end of period	794,125	$15.30	1,125,625	$15.43
Options exercisable at the end of the period	794,125	$15.30	1,125,625	$15.43

The weighted average remaining contractual term was approximately 0.5 years and 1.2 years for stock options outstanding and exercisable at March 31, 2018 and 2017, respectively.

At March 31, 2018 and 2017, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

19.        INCOME TAXES
For the three months ended March 31, 2018 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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

During the three months ended March 31, 2018 and 2017, the Company recorded $0.6 million and $1.0 million of income tax expense, respectively, attributable to its TRSs.

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

20.      LEASE COMMITMENTS AND CONTINGENCIES

Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for each of the three months ended March 31, 2018 and 2017 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $28.2 million.

The following table details the future lease payments:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2018 (remaining)	$2,673
2019	3,565
2020	3,652
2021	3,862
2022	3,862
Later years	10,618
Total	$28,232

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2018 and December 31, 2017.

21.    RISK MANAGEMENT
The primary risks to the Company are liquidity, investment/market risk and credit risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with the interest bearing liabilities, by affecting the spread between the interest earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral or liquidating some of the existing collateral to reduce borrowing levels.
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

The Company faces credit risk on the portions of its portfolio which is not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, investments in commercial real estate, commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities, and corporate debt. MSR values may also be adversely impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

22.              RCAP REGULATORY REQUIREMENTS
RCap is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, RCap is required to maintain minimum net capital by FINRA. At March 31, 2018 RCap had a minimum net capital requirement of $0.3 million. RCap consistently operates with capital in excess of its regulatory capital requirements. RCap’s regulatory net capital as defined by SEC Rule 15c3-1, at March 31, 2018 was $390.0 million with excess net capital of $389.7 million.

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

For the three months ended March 31, 2018 and 2017, the compensation and management fee was $44.5 million and $39.3 million, respectively. At March 31, 2018 and December 31, 2017, the Company had amounts payable to the Manager of $14.5 million and $13.8 million, respectively.

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

24.              SUBSEQUENT EVENTS
Pending Acquisition of MTGE Investment Corp.

As previously disclosed in a Form 8-K filed with the SEC on May 3, 2018 (the “Merger 8-K”), on May 2, 2018, the Company, Mountain Merger Sub Corporation, a wholly-owned subsidiary of the Company (“Purchaser”), and MTGE Investment Corp. (“MTGE”) entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions contained therein, the Company agreed to acquire MTGE (the “MTGE Acquisition”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of approximately $900.0 million based on the closing price of the Company’s common stock on April 30, 2018. Approximately 50% of such consideration will be payable in shares of the Company’s common stock, and approximately 50% of which will be payable in cash. Purchaser will commence an exchange offer (the “Offer”) to purchase all of MTGE’s issued and outstanding shares of common stock and, upon the closing of the Offer, subject to customary closing conditions as set forth in the Merger Agreement, MTGE will be merged with and into Purchaser (the “Merger”), with Purchaser surviving the Merger. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that is outstanding as of immediately prior to the completion of the MTGE Acquisition will be converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company expects will be classified and designated as 8.125% Series H Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.

The closing of the MTGE Acquisition is subject to a number of conditions, including the receipt of specified regulatory approvals.

Prior to closing the MTGE Acquisition, MTGE will declare a prorated common dividend to its stockholders with a record date on the fourth business day prior to the completion of the Offer, and payable upon the date of the completion of the Offer. In addition, the Company expects to declare and pay a prorated common dividend to its stockholders, with a record

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

date on the last business day prior to the completion of the Offer. Each of the dividends will be prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to MTGE’s and the Company’s stockholders, respectively, and the amount of such prior quarterly dividend, as applicable.

The MTGE Acquisition is expected to be completed during the third quarter of 2018.

For additional details regarding the terms and conditions of the Merger Agreement and related matters, please refer to the Merger Agreement and the Merger 8-K and the other documentation filed as exhibits thereto. Additional information regarding the transactions contemplated by the Merger Agreement, including associated risks, will be contained in a registration statement on Form S-4 that the Company expects to file with the SEC in connection with the MTGE Acquisition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in mortgage servicing rights

(“MSRs”); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and our ability to consummate the proposed MTGE Acquisition on a timely basis or at all, and potential business disruption following the MTGE Acquisition. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent Annual Report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	44
Acquisition of MTGE	44
Business Environment	45
Economic Environment	45
Results of Operations	46
Net Income (Loss) Summary	46
Non-GAAP Financial Measures	48
Amortization	48
Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	49
Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	51
Experienced and Projected Long-term CPR	52
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA)	53
Economic Interest Expense and the Average Cost of Interest Bearing Liabilities	53
Realized and Unrealized Gains (Losses)	54
Other Income (Loss)	55
General and Administrative Expenses	55
Unrealized Gains and Losses	55
Return on Average Equity	56
Financial Condition	56
Residential Investment Securities	57
Contractual Obligations	60
Off-Balance Sheet Arrangements	60
Capital Management	60
Stockholders’ Equity	61
Common and Preferred Stock	61
Leverage and Capital	61
Risk Management	62
Risk Appetite	62
Governance	62
Description of Risks	63
Liquidity Risk Management	63
Funding	64
Excess Liquidity	66
Maturity Profile	67
Stress Testing	68
Liquidity Management Policies	68
Investment/Market Risk Management	68
Credit Risk Management	69
Counterparty Risk Management	70
Operational Risk Management	71
Compliance, Regulatory and Legal Risk Management	71
Critical Accounting Policies and Estimates	71
Valuation of Financial Instruments	72
Residential Investment Securities	72
Residential Mortgage Loans	72
Commercial Real Estate Investments	72
Interest Rate Swaps	72
Revenue Recognition	72
Consolidation of Variable Interest Entities	73
Use of Estimates	73
Glossary of Terms	74

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

Our investment groups are comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae. Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests primarily in non-Agency residential mortgage assets within securitized products and residential mortgage loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity-backed middle market businesses across the capital structure.

For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Pending Acquisition of MTGE Investment Corp.

As previously disclosed in a Form 8-K filed with the SEC on May 3, 2018 (the “Merger 8-K”), on May 2, 2018, Annaly, Mountain Merger Sub Corporation, a wholly-owned subsidiary of Annaly (“Purchaser”), and MTGE Investment Corp. (“MTGE”) entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions contained therein, we agreed to acquire MTGE (the “MTGE Acquisition”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of approximately $900.0 million based on the closing price of Annaly’s common stock on April 30, 2018. Approximately 50% of such consideration will be payable in shares of our common stock, and approximately 50% of which will be payable in cash. Purchaser will commence an exchange offer (the “Offer”) to purchase all of MTGE’s issued and outstanding shares of common stock and, upon the closing of the Offer, subject to customary closing conditions as set forth in the Merger Agreement, MTGE will be merged with and into Purchaser (the “Merger”), with Purchaser surviving the Merger. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that is outstanding as of immediately prior to the completion of the MTGE Acquisition will be converted into one share of a newly-designated series of our preferred stock, par value $0.01 per share, which we expect will be classified and designated as 8.125% Series H Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.

The closing of the MTGE Acquisition is subject to a number of conditions, including the receipt of specified regulatory approvals.

Prior to closing the MTGE Acquisition, MTGE will declare a prorated common dividend to its stockholders with a record date on the fourth business day prior to the completion of the Offer, and payable upon the date of the completion of the Offer. In addition, we expect to declare and pay a prorated common dividend to our stockholders, with a record date on the last business day prior to the completion of the Offer. Each of the dividends will be prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to MTGE’s and Annaly’s stockholders, respectively, and the amount of such prior quarterly dividend, as applicable.

The MTGE Acquisition is expected to be completed during the third quarter of 2018.

For additional details regarding the terms and conditions of the Merger Agreement and related matters, please refer to the Merger Agreement and the Merger 8-K and the other documentation filed as exhibits thereto. Additional information regarding the transactions contemplated by the Merger Agreement, including associated risks, will be contained in a registration statement on Form S-4 that we expect to file with the SEC in connection with the MTGE Acquisition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Business Environment
The three months ended March 31, 2018 presented a challenging environment driven by a number of macro-economic factors: interest rate levels rose as a result of stabilized inflation readings, a deterioration in the United States debt outlook, and signaling from the Federal Reserve of continued gradual increases in the Federal Funds Target Rate. In addition, volatility returned to the equity, credit, and rate markets as investors began to pay closer attention to increased political uncertainty and began to more actively differentiate among risk factors in the market. In this environment, we focused on positioning the portfolio to not only withstand a challenging short-term market environment, but to continue to provide value for our shareholders for the long-term. We proactively lowered economic leverage, increased our hedge ratio, enhanced our financing and continued to selectively diversify into credit assets. We believe this more defensive stance positions us to take advantage of the opportunities that an altered environment will present in the quarters ahead. Meanwhile, we will continue our disciplined approach to growing our credit businesses as the credit sector continues to be fully valued in general, while we avoid investment opportunities where we are uncomfortable with the credit fundamentals or credit protection.

Economic Environment

The pace of economic growth slowed in the three months ended March 31, 2018, coming in near estimated potential growth. Measured by real gross domestic product (“GDP”), activity increased by an annualized 2.3% during the three months ended March 31, 2018, slightly lower from 2.6% of growth in 2017. The decline was due to a reversion of personal consumption rate to an annualized rate of only 1.1% during the three months ended March 31, 2018 compared to 2.9% in 2017. Consumer spending patterns in 2017 were marked by a lowering of the personal saving rate as wealth rose and a temporary boost due to replacement of hurricane-damaged items during the three months ended December 31, 2017, with both patterns reversing during the three months ended March 31, 2018. Non-residential investment remained healthy, with firms investing at a 6.1% rate compared to 6.3% last year on the back of higher oil prices, lowered tax burdens and rising labor costs. Residential investment remained very weak, only expanding by a negligible 0.1% during the three months ended March 31, 2018 after experiencing a modest 2.6% growth in 2017. The trade balance reversed to boost GDP growth, adding 0.2% to the growth rate during the three months ended March 31, 2018, compared to a (1.2%) drag in 2017 as U.S. goods imports pulled back sharply which was in line with temporarily weaker spending.

The Federal Reserve System (“Fed”) currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate remained unchanged in the first quarter of 2018 at 4.1%, remaining below the Fed’s estimate of the long-run unemployment rate of 4.5%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 202,000 jobs per month during the three months ended March 31, 2018, slightly up from 182,000 jobs added per month in 2017. Labor force growth has increased recently, averaging 389,000 per month in 2018 as higher wages have appeared to increase prime age (25-54 year old) participation rates. Wage growth, as measured by the year-over-year change in Average Hourly Earnings, has rebounded to 2.72% as of March 2018 compared to 2.66% in December 2017 and a recent low of 2.28% in October 2017. The Fed sees labor markets continuing to improve in 2018, projecting the unemployment rate to drop to 3.8% as of their March 21, 2018 economic projections.

Inflation remained below the Fed’s 2% target during the three months ended March 31, 2018, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 2.0% year-over-year in March 2018, up slightly from 1.70% in December 2017. The more stable core PCE measure, which excludes volatile food and energy prices, rebounded to 1.88% in March 2018 compared to 1.52% in December 2017, as early 2018 weakness fell off the year-over-year comparison. The Fed expects both the core and headline PCE measures to increase by 1.9% year-over-year by the fourth quarter of 2018, before core PCE rises above its target to 2.1% in the fourth quarter of 2019 where it is expected to remain in 2020.

The Federal Open Market Committee (“FOMC”) continued to support its dual mandate by keeping its target for the federal funds rate at accommodative levels, while gradually reducing the size of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC kept the target range for the federal funds rate unchanged at 1.25%-1.50% at its January 31, 2018 meeting before raising it to 1.50%-1.75% at its March 21, 2018 meeting. Continued labor market and inflation improvement led the FOMC to keep its economic outlook optimistic, with fiscal stimulus via tax cuts and increased federal spending leading to an upward growth assessment in the forecasts of the March 2018 meeting. In January 2018, the cap of portfolio runoff amount increased from $6.0 billion to $12.0 billion per month for U.S. Treasury securities and from $4.0 billion to $8.0 billion per month for Agency mortgage-backed securities. The program will be increased by the same amount every three months until maximum monthly runoff levels of $30.0 billion and $20.0 billion, respectively, are reached.

During the three months ended March 31, 2018, the 10-year U.S. Treasury Rate continued the sell-off that began in the fourth quarter of 2017 as fiscal stimulus drove growth sentiment and inflation expectations. Despite the sell-off, estimated measures of term premium, or the compensation required for purchasing longer-dated Treasury maturities,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

was roughly unchanged. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury Rate, rose modestly,

according to Bloomberg, as investors began to recognize the Fed balance sheet run-off and increased volatility.

The following table presents interest rates at each date presented:

	March 31, 2018	December 31, 2017	March 31, 2017
30-Year mortgage current coupon	3.46%	3.00%	3.13%
Mortgage basis	72 bps	59 bps	75 bps
10-Year U.S. Treasury rate	2.74%	2.41%	2.39%
LIBOR:
1-Month	1.88%	1.56%	0.98%
6-Month	2.45%	1.84%	1.42%

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

Net Income (Loss) Summary

The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands, except per share data)
Interest income	$879,487	$587,727
Interest expense	367,421	198,425
Net interest income	512,066	389,302
Realized and unrealized gains (losses)	844,689	74,265
Other income (loss)	34,023	31,646
Less: General and administrative expenses	62,510	53,828
Income (loss) before income taxes	1,328,268	441,385
Income taxes	564	977
Net income (loss)	1,327,704	440,408
Net income (loss) attributable to noncontrolling interest	(96)	(103)
Net income (loss) attributable to Annaly	1,327,800	440,511
Dividends on preferred stock	33,766	23,473
Net income (loss) available (related) to common stockholders	$1,294,034	$417,038
Net income (loss) per share available (related) to common stockholders:
Basic	$1.12	$0.41
Diluted	$1.12	$0.41
Weighted average number of common shares outstanding:
Basic	1,159,617,848	1,018,942,746
Diluted	1,160,103,185	1,019,307,379
Other information:
Asset portfolio at period-end	$98,080,871	$82,510,837
Average total assets	$101,071,142	$86,282,002
Average equity	$14,407,254	$12,611,661
Leverage at period-end (1)	6.1:1	5.6:1
Economic leverage at period-end (2)	6.5:1	6.1:1
Capital ratio (3)	13.1%	13.8%
Annualized return on average total assets	5.25%	2.04%
Annualized return (loss) on average equity	36.86%	13.97%
Annualized core return on average equity (excluding PAA) (4)	10.70%	10.66%
Net interest margin (5)	1.94%	1.47%
Net interest margin (excluding PAA) (4)	1.52%	1.55%
Average yield on interest earning assets	3.45%	2.74%
Average yield on interest earning assets (excluding PAA) (4)	2.99%	2.83%
Average cost of interest bearing liabilities (6)	1.90%	1.59%
Net interest spread	1.55%	1.15%
Net interest spread (excluding PAA) (4)	1.09%	1.24%
Constant prepayment rate	8.9%	11.5%
Long-term constant prepayment rate	9.2%	10.0%
Common stock book value per share	$10.53	$11.23
Interest income (excluding PAA) (4)	$761,092	$605,597
Economic interest expense (4) (6)	$415,581	$287,391
Economic net interest income (excluding PAA) (4)	$345,511	$318,206
Core earnings (4)	$503,667	$318,028
Premium amortization adjustment cost (benefit)	$(118,395)	$17,870
Core earnings (excluding PAA) (4)	$385,272	$335,898
Core earnings per common share (4)	$0.41	$0.29
PAA cost (benefit) per common share (4)	$(0.11)	$0.02
Core earnings (excluding PAA) per common share (4)	$0.30	$0.31

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

(5)
Represents the sum of our interest income plus TBA dollar roll income less interest expense and realized gains (losses) on interest rate swaps divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(6)
Includes GAAP interest expense and interest expense on interest rate swaps. Prior to the three months ended March 31, 2018, this metric included interest expense on interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects all interest expense on interest rate swaps, which is reported as Realized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

GAAP
Net income (loss) was $1.3 billion, which includes ($0.1) million attributable to a noncontrolling interest, or $1.12 per average basic common share, for the three months ended March 31, 2018 compared to $440.4 million, which includes ($0.1) million attributable to a noncontrolling interest, or $0.41 per average basic common share, for the same period in 2017. We attribute the majority of the change in net income (loss) to increases in unrealized gains on interest rate swaps and net interest income, partially offset by the change in net unrealized gains (losses) on investments measured at fair value through earnings. Unrealized gains on interest rate swaps increased $828.1 million to $977.3 million for the three months ended March 31, 2018 compared to $149.2 million for the same period in 2017, reflecting a sharper rise in forward interest rates during the three months ended March 31, 2018 compared to the same period in 2017. Net interest income increased $122.8 million to $512.1 million for the three months ended March 31, 2018 compared to $389.3 million for the same period in 2017, primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets, partially offset by an increase in interest expense from higher rates and an increase in average Interest Bearing Liabilities. Net unrealized gains (losses) on investments measured at fair value through earnings were ($51.6) million for the three months ended March 31, 2018 compared to $23.7 million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on MSRs.

Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $385.3 million, or $0.30 per average common share, for the three months ended March 31, 2018 compared to $335.9 million, or $0.31 per average common share, for the same period in 2017. Core earnings (excluding PAA) increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets, higher TBA dollar roll income and lower interest expense on interest rate swaps, partially offset by an increase in interest expense from higher rates, an increase in average Interest Bearing Liabilities and higher amortization on MSRs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

amortization representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term CPR.

The following table illustrates the impact of the PAA on premium amortization expense for our Residential Investment Securities portfolio for the periods presented:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Premium amortization expense	$95,832	$203,634
Less: PAA cost (benefit)	(118,395)	17,870
Premium amortization expense (excluding PAA)	$214,227	$185,764

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(per average common share)
Premium amortization expense	$0.08	$0.20
Less: PAA cost (benefit)	(0.11)	0.02
Premium amortization expense (excluding PAA)	$0.19	$0.18

Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)

We generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs. Core earnings, which is comprised of interest income plus TBA dollar roll income, less financing and hedging costs  and general and administrative expenses, and core earnings (excluding PAA), are used by management and we believe, used by our analysts and investors, to measure progress in achieving our business objectives.

We define “core earnings”, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination or maturity of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains and losses on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, transaction expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs (a component of net unrealized gains (losses) on investments measured at fair value through earnings). Core earnings (excluding PAA) excludes the  premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities.

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

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,327,704	$440,408
Less:
Realized (gains) losses on termination or maturity of interest rate swaps	(834)	—
Unrealized (gains) losses on interest rate swaps	(977,285)	(149,184)
Net (gains) losses on disposal of investments	(13,468)	(5,235)
Net (gains) losses on trading assets	47,145	(319)
Net unrealized (gains) losses on financial instruments measured at fair value through earnings	51,593	(23,683)
Transaction expenses (1)	1,519	—
Net (income) loss attributable to noncontrolling interest	96	103
Plus:
TBA dollar roll income (loss) (2)	88,353	69,968
MSR amortization (3)	(21,156)	(14,030)
Core earnings (4)	503,667	318,028
Less:
Premium amortization adjustment cost (benefit)	(118,395)	17,870
Core earnings (excluding PAA) (4)	$385,272	$335,898
GAAP net income (loss) per common share	$1.12	$0.41
Core earnings per common share (4)	$0.41	$0.29
Core earnings (excluding PAA) per common share (4)	$0.30	$0.31
Annualized GAAP return (loss) on average equity	36.86%	13.97%
Annualized core return on average equity (excluding PAA) (4)	10.70%	10.66%

(1)	Represents costs incurred in connection with a securitization of residential whole loans.

(2)	Represents a component of Net gains (losses) on trading assets in the Consolidated Statements of Comprehensive Income (Loss).

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

TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value as Net gains (losses) on trading assets in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).

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

Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus interest expense on interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included interest expense on interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects all interest expense on interest rate swaps, which is reported as Realized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the contractual interest payments on interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy.

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

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
March 31, 2018	$879,487	$(118,395)	$761,092
March 31, 2017	$587,727	$17,870	$605,597

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Interest Expense on Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Interest Expense on Interest Rate Swaps (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
March 31, 2018	$367,421	$48,160	$415,581	$512,066	$48,160	$463,906	$(118,395)	$345,511
March 31, 2017	$198,425	$88,966	$287,391	$389,302	$88,966	$300,336	$17,870	$318,206

(1) Prior to the three months ended March 31, 2018, economic interest expense included interest expense on interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects all interest expense on interest rate swaps, which is reported as Realized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Three Months Ended	Experienced CPR (1)	Long-term CPR (2)
March 31, 2018	8.9%	9.2%
March 31, 2017	11.5%	10.0%
(1) For the three months ended March 31, 2018 and 2017, respectively.
(2) At March 31, 2018 and 2017, respectively.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)

Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average cost of interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as sum of interest income (excluding PAA) plus TBA dollar roll income less interest expense and realized gains (losses) on interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.

Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.

Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
Three Months Ended:	(dollars in thousands)
March 31, 2018	$101,979,042	$761,092	2.99%	$87,376,452	$415,581	1.90%	$345,511	1.09%
March 31, 2017	$85,664,151	$605,597	2.83%	$72,422,968	$287,391	1.59%	$318,206	1.24%

(1)	Does not reflect the unrealized gains/(losses).

(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(3)
Includes GAAP interest expense and interest expense on interest rate swaps. Prior to the three months ended March 31, 2018, this metric included interest expense on interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects all interest expense on interest rate swaps, which is reported as Realized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss).

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll Income	Interest Expense	Realized Gains (Losses) on Interest Rate Swaps (2)	Subtotal	Average Interest Earnings Assets	Average TBA Contract Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
Three Months Ended:	(dollars in thousands)
March 31, 2018	$761,092	88,353	(367,421)	(48,160)	$433,864	101,979,042	12,050,341	$114,029,383	1.52%
March 31, 2017	$605,597	69,968	(198,425)	(104,156)	$372,984	85,664,151	10,655,785	$96,319,936	1.55%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(2)	Consists of interest expense on interest rate swaps.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
Three Months Ended:	(dollars in thousands)
March 31, 2018	$87,376,452	$84,750,379	$415,581	1.90%	1.65%	2.11%	(0.46%)	0.25%	(0.21)%
March 31, 2017	$72,422,968	$70,085,056	$287,391	1.59%	0.83%	1.37%	(0.54%)	0.76%	0.22%

(1) Economic interest expense includes interest expense on interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included interest expense on interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects all interest expense on interest rate swaps.

Economic interest expense increased by $128.2 million to $415.6 million for the three months ended March 31, 2018 compared to the same period in 2017. The change was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by lower interest expense on interest rate swaps.

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

At March 31, 2018  and December 31, 2017, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and increase the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on trading assets and net unrealized gains (losses) on investments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended,
	March 31, 2018	March 31, 2017
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$929,959	$45,028
Net gains (losses) on disposal of investments	13,468	5,235
Net gains (losses) on trading assets	(47,145)	319
Net unrealized gains (losses) on investments measured at fair value through earnings	(51,593)	23,683
Total	$844,689	$74,265
(1) Includes realized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

For the Three Months Ended March 31, 2018 and 2017

Net gains (losses) on interest rate swaps for the three months ended March 31, 2018 was $930.0 million compared to $45.0 million for the same period in 2017. The change was primarily attributable to a $828.1 million increase in unrealized gains on interest rate swaps which was $977.3 million for the three months ended March 31, 2018 compared to $149.2 million for the same period in 2017, reflecting a sharper rise in forward interest rates during the three months ended March 31, 2018 compared to the same period in 2017.

Net gains (losses) on disposal of investments was $13.5 million for the three months ended March 31, 2018 compared with $5.2 million for the same period in 2017. During the three months ended March 31, 2018, we disposed of Residential Investment Securities with a carrying value of $463.4 million for an aggregate net gain of $13.0 million. For the same period in 2017, we disposed of a wholly-owned triple net leased property for a gain of $5.1 million and Residential Investment Securities with a carrying value of $2.1 billion for an aggregate net gain of $1.2 million.

Net gains (losses) on trading assets was ($47.1) million for the three months ended March 31, 2018 compared to $0.3 million for the same period in 2017. The change was primarily due to higher losses on TBA contracts, partially offset by higher net gains on futures contracts and interest rate swaptions for the three months ended March 31, 2018 compared to the same period in 2017.

Net unrealized gains (losses) on investments measured at fair value through earnings was ($51.6) million for the three months ended March 31, 2018 compared to $23.7 million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on MSRs for the three months ended March 31, 2018 compared to the same period in 2017.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the Three Months Ended:	(dollars in thousands)
March 31, 2018	$62,510	0.25%	1.74%
March 31, 2017	$53,828	0.25%	1.71%
(1) Includes $1.5 million of transaction costs incurred in connection with a securitization of residential whole loans for the three months ended March 31, 2018. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.24% and as a percentage of average equity were 1.69%.

G&A expenses were $62.5 million for the three months ended March 31, 2018, an increase of $8.7 million compared to the same period in 2017. The change was attributable to higher compensation and management fees, reflecting an increase in adjusted stockholders’ equity primarily resulting from the equity capital raised during the second half of 2017, and higher other G&A expenses primarily due to costs incurred in connection with a securitization of residential whole loans during the first quarter of 2018.

Unrealized Gains and Losses

With our available-for-sale accounting treatment on our Agency mortgage-backed securities, which represent the largest portion of assets on balance sheet, as well as certain commercial mortgage-backed securities, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.

The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Unrealized gain	$76,217	$157,818
Unrealized loss	(3,076,297)	(1,283,838)
Net unrealized gain (loss)	$(3,000,080)	$(1,126,020)

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to reduce borrowing capacity . A very large negative change in the net fair value of our available-for-sale Residential Investment Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The fair value of these securities being less than amortized cost at March 31, 2018 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 36.86% and 13.97% for the three months ended March 31, 2018 and 2017, respectively.

The following table shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity (3)	G&A Expenses/Average Equity	Income Taxes/Average Equity	Return on Average Equity
Three Months Ended:
March 31, 2018	12.88%	24.80%	0.94%	(1.74%)	(0.02%)	36.86%
March 31, 2017	9.53%	5.18%	1.00%	(1.71%)	(0.03%)	13.97%
(1) Economic net interest income includes interest expense on interest rate swaps. Prior to the three ended March 31, 2018, economic interest expense included interest expense on interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects all interest expense on interest rate swaps.
(2) Realized and unrealized gains and losses excludes interest expense on interest rate swaps.
(3) Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

Financial Condition

Total assets were $100.4 billion and $101.8 billion at March 31, 2018 and December 31, 2017, respectively. The change was primarily due to a ($2.0) billion decrease in Residential Investment Securities partially offset by a $200.5 million increase in reverse repurchase agreements and a $141.5 million increase in corporate debt. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows at March 31, 2018:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (2)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$89,175,475	$9,132,631	$628,942	$2,602,028	$4,041,618	$480,063	$1,152,745	$98,080,871

Debt:
Repurchase agreements	76,963,498	8,954,000	326,985	309,599	415,349	—	—	78,015,431
Other secured financing	2,711,228	—	—	735,004	158,651	—	225,192	3,830,075
Securitized debt	—	—	—	407,463	2,497,410	—	—	2,904,873
Net forward purchases	46,201	—	—	—	—	—	—	46,201
Mortgages payable	—	—	—	—	—	309,794	—	309,794
Net Equity Allocated	$9,454,548	$178,631	$301,957	$1,149,962	$970,208	$170,269	$927,553	12,974,497	(3)

Net Equity Allocated (%)	74%	1%	2%	9%	7%	1%	7%	100%
Debt/Net Equity Ratio	8.4:1	50.1:1	1.1:1	1.3:1	3.2:1	1.8:1	0.2:1	6.1:1	(4)

(1)	Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.

(2)	Excludes the TBA asset, debt and equity balances.

(3)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.

(4)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at March 31, 2018  and December 31, 2017 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At March 31, 2018 and December 31, 2017 we had on our Consolidated Statements of Financial Condition a total of $143.1 million and $148.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $6.2 billion of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended March 31, 2018 and 2017 was 8.9% and 11.5%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of March 31, 2018 and 2017 was 9.2% and 10.0%, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$87,381,276	$87,518,155
Net Premium	4,752,799	4,682,299
Amortized Cost	92,134,075	92,200,454
Amortized Cost/Principal Amount	105.44%	105.35%
Carrying Value	89,236,193	91,197,901
Carrying Value / Principal Amount	102.12%	104.20%
Weighted Average Coupon Rate	3.70%	3.69%
Weighted Average Yield	2.87%	2.79%
Adjustable-Rate Residential Investment Securities: (1)
Principal Amount	$7,571,513	$8,002,252
Weighted Average Coupon Rate	3.12%	3.05%
Weighted Average Yield	2.75%	2.52%
Weighted Average Term to Next Adjustment	23 Months	24 Months
Weighted Average Lifetime Cap (2)	8.07%	8.12%
Principal Amount at Period End as % of Total Residential Investment Securities	8.66%	9.14%
Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$79,809,763	$79,515,903
Weighted Average Coupon Rate	3.76%	3.75%
Weighted Average Yield	2.88%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	91.34%	90.86%
Interest-Only Residential Investment Securities:
Notional Amount	$7,595,757	$7,793,767
Net Premium	1,310,810	1,342,048
Amortized Cost	1,310,810	1,342,048
Amortized Cost/Notional Amount	17.26%	17.22%
Carrying Value	1,038,189	1,102,920
Carrying Value/Notional Amount	13.67%	14.15%
Weighted Average Coupon Rate	3.47%	3.61%
Weighted Average Yield	4.45%	4.17%

(1)    Excludes interest-only mortgage-backed securities.
(2)    Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2018.

		Payment Structure		Investment Characteristics
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency Credit Risk Transfer	$597,336	$—	$597,336	5.33%	1.17%	0.42%	7.70%
Private Label Credit Risk Transfer	31,606	—	31,606	7.68%	4.96%	2.55%	11.68%
Alt-A	180,039	112,359	67,680	4.49%	10.43%	12.33%	9.66%
Prime	214,828	50,039	164,789	4.53%	3.76%	10.11%	12.03%
Subprime	492,506	206,799	285,707	2.97%	11.87%	20.14%	5.33%
Re-Performing Loan Securitizations	31,288	31,288	—	4.09%	43.11%	33.70%	6.57%
Non-Performing Loan Securitizations	8,284	4,833	3,451	4.68%	64.00%	69.71%	6.41%
Prime Jumbo (>=2010 Vintage)	121,200	95,150	26,050	3.59%	14.44%	0.01%	11.26%
Prime Jumbo (>=2010 Vintage) Interest-Only	18,198	18,198	—	0.46%	—%	0.05%	15.64%
Total/Weighted Average	$1,695,285	$518,666	$1,176,619	4.54%	8.04%	10.15%	16.81%
 (1) Represents the 3 month voluntary prepayment rate (“VPR”).

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency Credit Risk Transfer	$—	$—	$597,336	$—	$597,336
Private Label Credit Risk Transfer	—	—	31,606	—	31,606
Alt-A	49,829	103,557	26,653	—	180,039
Prime	116,989	97,839	—	—	214,828
Subprime	—	93,112	399,394	—	492,506
Re-Performing Loan Securitizations	—	31,288	—	—	31,288
Non-Performing Loan Securitizations	—	8,284	—	—	8,284
Prime Jumbo (>=2010 Vintage)	—	121,200	—	—	121,200
Prime Jumbo (>=2010 Vintage) Interest-Only	—	—	—	18,198	18,198
Total	$166,818	$455,280	$1,054,989	$18,198	$1,695,285

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2018. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2018, the interest rate swaps had a net fair value of ($358.7) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$78,015,431	$—	$—	$—	$78,015,431
Interest expense on repurchase agreements (1)	317,461	—	—	—	317,461
Other secured financing	3,607	3,601,276	225,192	—	3,830,075
Interest expense on other secured financing (1)	84,253	148,693	6,339	—	239,285
Securitized debt of consolidated VIEs (principal)	—	—	1,884,873	988,186	2,873,059
Interest expense on securitized debt of consolidated VIEs	68,671	137,343	124,643	339,357	670,014
Mortgages payable (principal)	—	23,375	—	289,125	312,500
Interest expense on mortgages payable	13,263	25,051	24,746	29,844	92,904
Long-term operating lease obligations	3,267	7,266	7,723	9,976	28,232
Total	$78,505,953	$3,943,004	$2,273,516	$1,656,488	$86,378,961

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2018.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the three months ended March 31, 2018, we received $2.7 billion from principal repayments and $463.2 million in cash from disposal of Residential Investment Securities, respectively. During the three months ended March 31, 2017, we received $3.0 billion from principal repayments and $1.8 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at March 31, 2018.

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

Available Financial Resources is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

•Common and preferred equity

•	Other forms of equity-like capital

•	Surplus credit reserves over expected losses

•	Other loss absorption instruments

In the event we fall short of our internal limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.
Stockholders’ Equity

The following table provides a summary of total stockholders’ equity at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Stockholders’ Equity:	(dollars in thousands)
7.625% Series C Cumulative Redeemable Preferred Stock	$169,466	$290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	—	287,500
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	696,910	696,910
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	411,335	—
Common stock	11,597	11,596
Additional paid-in capital	17,218,191	17,221,265
Accumulated other comprehensive income (loss)	(3,000,080)	(1,126,020)
Accumulated deficit	(2,015,612)	(2,961,749)
Total stockholders’ equity	$13,937,264	$14,865,473

Common and Preferred Stock

The following table provides a summary of options activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the Three Months Ended:	(dollars in thousands)
March 31, 2018	—	$—	70,000	$746
March 31, 2017	—	$—	56,000	$596

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

Our debt-to-equity ratio at March 31, 2018 and December 31, 2017 was 6.1:1 and 5.7:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at March 31, 2018 and December 31, 2017 was 6.5:1 and 6.6:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of securitized debt of consolidated VIEs), was 13.1% and 12.9% at March 31, 2018 and December 31, 2017, respectively.

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

Risk Appetite

We maintain a firm-wide risk appetite statement which defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy. We engage in risk activities based on our core expertise that aim to enhance value for our stockholders. Our activities focus on capital preservation and income generation through proactive portfolio management, supported by a conservative liquidity and leverage posture.

The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

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

Governance

Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”). The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function.

Risk assessment and risk management are the responsibility of our management. A series of management committees have oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Four primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (“ERC”), Asset and Liability Committee (“ALCO”), Investment Committee and the Financial Reporting and Disclosure Committee (“FRDC”). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations, including oversight and approval authority over all aspects of our enterprise risk management.

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
Capital, Liquidity and Funding Risk
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

Credit Risk
Risk to earnings, capital or business resulting from an obligor’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in lending and investing activities.

Counterparty Risk
Risk to earnings, capital or business resulting from a counterparty’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding, hedging and investing activities.

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

Capital, Liquidity and Funding Risk Management

Our capital, liquidity and funding risk management strategy is designed to ensure the availability of sufficient resources to support our business and meet our financial obligations under both normal and adverse market and business environments. Our capital, liquidity and funding risk management practices consist of the following primary elements:

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and through RCap, other secured financing including funding from the Federal Home Loan Bank (“FHLB”), securitized debt, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either sold or used to collateralize additional borrowings.

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

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2018, the weighted average days to maturity was 72 days.

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

We maintain access to FHLB funding through our captive insurance subsidiary Truman Insurance Company LLC (“Truman”). We finance eligible Agency, residential credit and commercial investments through the FHLB. A rule from the Federal Housing Finance Agency (“FHFA”) requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership, Truman was granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative or other action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period.

We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.

At March 31, 2018, we had total financial assets and cash pledged against existing liabilities of $91.2 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2018 compared to December 31, 2017, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2018.

The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Three Months Ended:	(dollars in thousands)
March 31, 2018	$80,770,663	$78,015,431	$2,064,862	$200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
December 31, 2016	64,484,326	65,215,810	1,064,130	—
September 30, 2016	63,231,246	61,784,121	1,494,022	—
June 30, 2016	54,647,175	53,868,385	1,159,341	—
March 31, 2016	55,753,041	54,448,141	1,294,505	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2018. The weighted average remaining maturity on our repurchase agreements and other secured financing was 116 days at March 31, 2018:

March 31, 2018
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	39,527,178	1.76%	48.3%
30 to 59 days	8,619,507	1.67%	10.5%
60 to 89 days	10,243,046	1.83%	12.5%
90 to 119 days	5,381,838	1.64%	6.6%
Over 120 days (1)	18,073,937	2.19%	22.1%
Total	$81,845,506	1.84%	100.0%

(1) Approximately 5% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2018:

		Weighted Average Rate
	Principal Balance	At Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$78,015,431	1.83%	1.64%	72
Other secured financing (2)	3,830,075	2.18%	2.14%	1,022
Securitized debt of consolidated VIEs (3)	2,873,059	2.39%	2.24%	3,348
Mortgages payable (3)	312,500	4.24%	4.32%	2,498
Total indebtedness	$85,031,065

(1) Determined based on estimated weighted-average lives of the underlying debt instruments.
(2) Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.
(3) Non-recourse to Annaly.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2018:

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$884,667	$99,608	$984,275
Investments, at carrying value: (1)
Agency mortgage-backed securities	83,893,493	4,560,031	88,453,524
Credit risk transfer securities	411,780	214,111	625,891
Non-Agency mortgage-backed securities	499,271	567,072	1,066,343
Residential mortgage loans	1,376,883	158,802	1,535,685
MSRs	5,153	591,225	596,378
Commercial real estate debt investments	2,900,098	60,225	2,960,323
Commercial real estate debt and preferred equity, held for investment	529,324	551,971	1,081,295
Corporate debt	666,682	486,063	1,152,745
Total financial assets	$91,167,351	$7,289,108	$98,456,459

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2018.

Liquid Assets	Carrying Value (1)
(dollars in thousands)
Cash and cash equivalents	$984,275
Residential Investment Securities (2)	90,145,758
Residential mortgage loans (3)	975,491
Commercial real estate debt investments (4)	264,810
Commercial real estate debt and preferred equity, held for investment	723,997
Corporate debt	763,023
Total liquid assets	$93,857,354
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	98.59%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $88.5 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2018. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $560.2 million.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.7 billion.

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

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities

maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, which effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2018 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$984,275	$—	$—	$—	$984,275
Agency mortgage-backed securities (principal)	—	—	1,665,951	84,031,652	85,697,603
Credit risk transfer securities (principal)	—	—	10,006	569,071	579,077
Non-Agency mortgage-backed securities (principal)	—	9,748	119,552	975,296	1,104,596
Residential mortgage loans (principal)	—	—	—	1,527,171	1,527,171
Commercial real estate debt investments (principal)	—	—	—	2,941,236	2,941,236
Commercial real estate debt and preferred equity (principal)	101,551	365,783	492,996	125,103	1,085,433
Corporate debt (principal)	—	—	50,078	1,114,376	1,164,454
Reverse repurchase agreements	200,459	—	—	—	200,459
Total financial assets - maturity	1,286,285	375,531	2,338,583	91,283,905	95,284,304
Effect of utilizing reset dates (1)	6,926,553	2,232,539	771,441	(9,930,533)
Total financial assets - interest rate sensitive	$8,212,838	$2,608,070	$3,110,024	$81,353,372	$95,284,304

Financial Liabilities:
Repurchase agreements	$58,753,814	$19,261,617	$—	$—	$78,015,431
Other secured financing	—	3,607	3,601,276	225,192	3,830,075
Securitized debt of consolidated VIE (principal)	—	—	—	2,873,059	2,873,059
Total financial liabilities - maturity	58,753,814	19,265,224	3,601,276	3,098,251	84,718,565
Effect of utilizing reset dates (1)(2)	(57,104,744)	13,337,921	19,283,674	24,483,149
Total financial liabilities - interest rate sensitive	$1,649,070	$32,603,145	$22,884,950	$27,581,400	$84,718,565

Maturity gap	$(57,467,529)	$(18,889,693)	$(1,262,693)	$88,185,654	$10,565,739

Cumulative maturity gap	$(57,467,529)	$(76,357,222)	$(77,619,915)	$10,565,739

Interest rate sensitivity gap	$6,563,768	$(29,995,075)	$(19,774,926)	$53,771,972	$10,565,739

Cumulative rate sensitivity gap	$6,563,768	$(23,431,307)	$(43,206,233)	$10,565,739

(1)	Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.

(2)	Includes effect of interest rate swaps.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2018. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2018. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis Points	(13.3%)	0.3%	2.5%
-50 Basis Points	(6.9%)	0.3%	2.5%
-25 Basis Points	(2.2%)	0.2%	1.5%
Base Interest Rate	—	—	—
+25 Basis Points	2.2%	(0.3%)	(2.0%)
+50 Basis Points	3.7%	(0.6%)	(4.4%)
+75 Basis Points	4.5%	(0.9%)	(7.2%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis Points	1.5%	11.5%
-15 Basis Points	0.9%	6.9%
-5 Basis Points	0.3%	2.3%
Base Interest Rate	—	—
+5 Basis Points	(0.3%)	(2.3%)
+15 Basis Points	(0.9%)	(6.8%)
+25 Basis Points	(1.5%)	(11.3%)

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition at March 31, 2018 and December 31, 2017 was as follows:

Asset Portfolio (using balance sheet values)
Category	March 31, 2018	December 31, 2017
Agency mortgage-backed securities	90.3%	90.6%
Credit risk transfer securities	0.6%	0.7%
Non-Agency mortgage-backed securities	1.1%	1.1%
Residential mortgage loans	1.6%	1.4%
Mortgage servicing rights	0.6%	0.6%
Commercial real estate (1)	4.6%	4.6%
Corporate debt	1.2%	1.0%

(1)	Net of unamortized origination fees.

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

The following table summarizes our exposure to counterparties by geography at March 31, 2018:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
	(dollars in thousands)
North America	31	$56,243,298	$(139,785)	$2,139,272
Europe	13	16,218,302	(218,944)	1,263,433
Asia (non-Japan)	1	457,099	—	30,745
Japan	4	5,096,732	—	335,657
Total	49	$78,015,431	$(358,729)	$3,769,107

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

We have established a Cybersecurity Committee to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC, the BRC and the BAC. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We have purchased cybersecurity insurance, however, there is no assurance that the insurance policy will cover all cybersecurity breaches or that the policy will cover all losses.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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
Item 2. Management’s Discussion And Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Glossary of Terms
________________________________________________________________________________________________________________________________
A
______________________________________________________
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

B
______________________________________________________
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

C
______________________________________________________
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

Core Earnings and Core Earnings Per Average Common Share
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination or maturity of interest rate swaps, unrealized gains or losses on interest rate swaps and investments measured at fair value through earnings, net gains (losses) on trading assets, impairment losses, net income (loss) attributable to noncontrolling interest, transaction expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on trading assets) and realized amortization of MSRs. Core earnings per average common share is calculated by dividing core earnings by average basic common shares for the period.

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

D
______________________________________________________
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

E
______________________________________________________
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

F
______________________________________________________
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

G
______________________________________________________
GAAP
U.S. generally accepted accounting principles.

Ginnie Mae
Government National Mortgage Association.

H
______________________________________________________
Hedge
An investment made with the intention of minimizing the impact of adverse movements in interest rates or securities prices.

I
______________________________________________________
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

International Swaps and Derivatives Association (“ISDA”) Master Agreement
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

L
______________________________________________________
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

M
______________________________________________________
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

N
______________________________________________________
NAV
Net asset value.

Net Equity Yield
Calculated using GAAP net income, excluding depreciation and amortization expense, divided by average net equity.

Net Interest Income
Represents interest income earned on our portfolio investments, less interest expense paid for borrowings.

Net Interest Margin
Represents the sum of the Company's interest income plus TBA dollar roll income less interest expense and realized gains (losses) on interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract balances.

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

O
______________________________________________________
Operational Risk
Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems, human factors or external events.

Option Contract
A contract in which the buyer has the right, but not the obligation, to buy or sell an asset at a set price on or before a given date. Buyers of call options bet that a security will be

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

P
______________________________________________________
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

R
______________________________________________________
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

S
______________________________________________________
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

T
______________________________________________________
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

U
______________________________________________________
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

V
______________________________________________________
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

W
______________________________________________________
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

Y
______________________________________________________
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
______________________________________________________________________________________________________________________________
Quantitative and qualitative disclosures about market risk are contained within the section titled “Risk Management” of Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.                    CONTROLS AND PROCEDURES
________________________________________________________________________________________________________________________________
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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION
______________________________________________________________________________________________________________________________
ITEM 1.                    LEGAL PROCEEDINGS
______________________________________________________________________________________________________________________________
From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.

At March 31, 2018, we were not party to any pending material legal proceedings.

ITEM 1A.               RISK FACTORS
______________________________________________________________________________________________________________________________
Other than the following risk factors relating to the pending MTGE Acquisition, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

Risks Related to the MTGE Acquisition

Completion of the MTGE Acquisition remains subject to conditions that we cannot control.

The MTGE Acquisition is subject to various closing conditions, including the receipt of specified regulatory approvals.  There are no assurances that all of the conditions necessary to consummate the MTGE Acquisition will be satisfied or that the conditions will be satisfied in the time frame expected.

Failure to consummate the MTGE Acquisition could negatively impact the share price of our common stock and our future business and financial results.

If the MTGE Acquisition is not consummated, our businesses may be adversely affected and, without realizing any of the potential benefits of having consummated the MTGE Acquisition, we will be subject to a number of risks, including the following:

•	we will be required to pay certain costs and expenses relating to the MTGE Acquisition; and

•
matters relating to the MTGE Acquisition (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

If the MTGE Acquisition is not consummated, these risks may materialize and may adversely affect our business, financial results and share price.

Risks Related to Annaly Following the MTGE Acquisition

We may fail to realize all of the expected benefits of the MTGE Acquisition or those benefits may take longer to realize than expected.

The full benefits of the MTGE Acquisition may not be realized as expected or may not be achieved within the anticipated time-frame, or at all.  Failure to achieve the anticipated benefits of the MTGE Acquisition could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the MTGE Acquisition, and negatively impact the share price of our common stock.

In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of Annaly, as the combined company. Post-closing, Annaly, as the combined company, will be required to devote significant attention and resources to successfully integrate the MTGE portfolio and operating businesses into the existing Annaly structure. In particular, prior to the acquisition, we will have limited experience operating MTGE’s healthcare and senior living facilities portfolio. This business present additional regulatory constraints and poses operational risks different from those that we have successfully managed in the past. This integration process, coupled with managing a new business line, may disrupt our businesses and, if ineffective, would limit the anticipated benefits of the MTGE Acquisition and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the MTGE Acquisition, and negatively impact the share price of our common stock.

We will incur direct and indirect costs as a result of the MTGE Acquisition.

We will incur substantial expenses in connection with and as a result completing the MTGE Acquisition and, following completion, we expect to incur additional expenses in connection with combining the businesses, operations, policies and procedures of the two companies.  Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Risks Related to MTGE’s Business

You should read and consider risk factors specific to MTGE’s business that will also affect the combined company after the MTGE Acquisition.  These risks are described in Part I, Item 1A of MTGE’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in other documents filed with the SEC.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

ITEM 6.                EXHIBITS
________________________________________________________________________________________________________________________________
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

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2018 (Unaudited) and December 31, 2017 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2017); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 3, 2018	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	May 3, 2018	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)