Form 10-Q
period 2018-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2018-08-03
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2018
Common Stock, $.01 par value	1,166,658,384

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	Page
Consolidated Statements of Financial Condition at June 30, 2018 (Unaudited) and December 31, 2017 (Derived from the audited consolidated financial statements at December 31, 2017)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2018 and 2017	3
Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2018 and 2017	4
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017	5
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Description of Business	6
Note 2. Basis of Presentation	7
Note 3. Significant Accounting Policies	7
Note 4. Financial Instruments	16
Note 5. Residential Investment Securities	16
Note 6. Residential Mortgage Loans	19
Note 7. Mortgage Servicing Rights	19
Note 8. Commercial Real Estate Investments	20
Note 9. Corporate Debt	24
Note 10. Variable Interest Entities	24
Note 11. Fair Value Measurements	30
Note 12. Secured Financing	33
Note 13. Derivative Instruments	34
Note 14. Common Stock and Preferred Stock	39
Note 15. Interest Income and Interest Expense	40
Note 16. Goodwill	41
Note 17. Net Income (Loss) per Common Share	41
Note 18. Long-Term Stock Incentive Plan	41
Note 19. Income Taxes	42
Note 20. Lease Commitments and Contingencies	43
Note 21. Risk Management	43
Note 22. Arcola Regulatory Requirements	43
Note 23. Related Party Transactions	44
Note 24. Subsequent Events	45
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Special Note Regarding Forward-Looking Statements	46
Overview	48
Business Environment	49
Results of Operations	50
Financial Condition	60
Capital Management	64
Risk Management	66
Critical Accounting Policies and Estimates	75
Glossary of Terms	78
Item 3. Quantitative and Qualitative Disclosures about Market Risk	86
Item 4. Controls and Procedures	86
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	87
Item 1A. Risk Factors	87
Item 6. Exhibits	91
SIGNATURES	92

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)
	June 30,	December 31,
	2018	2017 (1)
	(Unaudited)
ASSETS
Cash and cash equivalents (including cash pledged as collateral of $1,042,671 and $579,213, respectively) (2)	$1,135,329	$706,589
Investments, at fair value:
Agency mortgage-backed securities (including pledged assets of $80,997,975 and $83,628,132, respectively)	86,593,058	90,551,763
Credit risk transfer securities (including pledged assets of $417,403 and $363,944, respectively)	563,796	651,764
Non-Agency mortgage-backed securities (including pledged assets of $435,877 and $516,078, respectively) (3)	1,006,785	1,097,294
Residential mortgage loans (including pledged assets of $1,608,935 and $1,169,496, respectively) (4)	1,666,157	1,438,322
Mortgage servicing rights (including pledged assets of $4,164 and $5,224, respectively)	599,014	580,860
Commercial real estate debt investments (including pledged assets of $2,733,405 and $3,070,993, respectively) (5)	2,857,463	3,089,108
Commercial real estate debt and preferred equity, held for investment (including pledged assets of $652,897 and $520,329, respectively)	1,251,138	1,029,327
Loans held for sale, net	42,458	—
Investments in commercial real estate	477,887	485,953
Corporate debt (including pledged assets of $642,016 and $600,049, respectively)	1,256,276	1,011,275
Interest rate swaps, at fair value	82,458	30,272
Other derivatives, at fair value	129,680	283,613
Reverse repurchase agreements	259,762	—
Receivable for investments sold	21,728	1,232
Accrued interest and dividends receivable	323,769	323,526
Other assets	475,230	384,117
Goodwill	71,815	71,815
Intangible assets, net	19,194	23,220
Total assets	$98,832,997	$101,760,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$75,760,655	$77,696,343
Other secured financing	3,760,487	3,837,528
Securitized debt of consolidated VIEs (6)	2,728,692	2,971,771
Mortgages payable	309,878	309,686
Interest rate swaps, at fair value	376,106	569,129
Other derivatives, at fair value	117,931	38,725
Dividends payable	349,300	347,876
Payable for investments purchased	1,108,834	656,581
Accrued interest payable	478,439	253,068
Accounts payable and other liabilities	68,819	207,770
Total liabilities	85,059,141	86,888,477
Stockholders’ Equity:
7.625% Series C Cumulative Redeemable Preferred Stock: 12,000,000 authorized, 7,000,000 and 12,000,0000 issued and outstanding, respectively	169,466	290,514
7.50% Series D Cumulative Redeemable Preferred Stock: 18,400,000 authorized, issued and outstanding	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock: 11,500,000 authorized, 0 and 11,500,000 issued and outstanding, respectively	—	287,500
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock: 28,800,000 authorized, issued and outstanding	696,910	696,910
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock: 19,550,000 and 0 authorized, 17,000,000 and 0 issued, and outstanding, respectively	411,335	—
Common stock, par value $0.01 per share, 1,909,750,000 and 1,929,300,000 authorized, 1,164,333,831 and 1,159,585,078 issued and outstanding, respectively	11,643	11,596
Additional paid-in capital	17,268,596	17,221,265
Accumulated other comprehensive income (loss)	(3,434,447)	(1,126,020)
Accumulated deficit	(1,800,370)	(2,961,749)
Total stockholders’ equity	13,768,590	14,865,473
Noncontrolling interest	5,266	6,100
Total equity	13,773,856	14,871,573
Total liabilities and equity	$98,832,997	$101,760,050

(1)	Derived from the audited consolidated financial statements at December 31, 2017.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $32.4 million and $42.3 million at June 30, 2018 and December 31, 2017, respectively.

(3)
Excludes $57.7 million and $66.3 million at June 30, 2018 and December 31, 2017, respectively, of non-Agency mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)
Includes securitized residential mortgage loans transferred or pledged to a consolidated VIE carried at fair value of $523.0 million and $478.8 million at June 30, 2018 and December 31, 2017, respectively.

(5)
Includes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.5 billion and $2.8 billion at June 30, 2018 and December 31, 2017, respectively.  Excludes $182.5 million at June 30, 2018 of commercial mortgage-backed securities in a consolidated VIE pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(6)	Includes securitized debt of consolidated VIEs carried at fair value of $2.7 billion and $3.0 billion at June 30, 2018 and December 31, 2017, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income:
Interest income	$776,806	$537,426	$1,656,293	$1,125,153
Interest expense	442,692	222,281	810,113	420,706
Net interest income	334,114	315,145	846,180	704,447
Realized and unrealized gains (losses):
Net interest component of interest rate swaps	31,475	(96,470)	(16,685)	(200,626)
Realized gains (losses) on termination or maturity of interest rate swaps	—	(58)	834	(58)
Unrealized gains (losses) on interest rate swaps	343,475	(177,567)	1,320,760	(28,383)
Subtotal	374,950	(274,095)	1,304,909	(229,067)
Net gains (losses) on disposal of investments	(66,117)	(5,516)	(52,649)	(281)
Net gains (losses) on other derivatives	34,189	(14,423)	(12,956)	(14,104)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(48,376)	16,240	(99,969)	39,923
Subtotal	(80,304)	(3,699)	(165,574)	25,538
Total realized and unrealized gains (losses)	294,646	(277,794)	1,139,335	(203,529)
Other income (loss):
Other income (loss)	34,170	30,865	68,193	62,511
Total other income (loss)	34,170	30,865	68,193	62,511
General and administrative expenses:
Compensation and management fee	45,579	38,938	90,108	78,200
Other general and administrative expenses	18,202	15,085	36,183	29,651
Total general and administrative expenses	63,781	54,023	126,291	107,851
Income (loss) before income taxes	599,149	14,193	1,927,417	455,578
Income taxes	3,262	(329)	3,826	648
Net income (loss)	595,887	14,522	1,923,591	454,930
Net income (loss) attributable to noncontrolling interest	(32)	(102)	(128)	(205)
Net income (loss) attributable to Annaly	595,919	14,624	1,923,719	455,135
Dividends on preferred stock	31,377	23,473	65,143	46,946
Net income (loss) available (related) to common stockholders	$564,542	$(8,849)	$1,858,576	$408,189
Net income (loss) per share available (related) to common stockholders:
Basic	$0.49	$(0.01)	$1.60	$0.40
Diluted	$0.49	$(0.01)	$1.60	$0.40
Weighted average number of common shares outstanding:
Basic	1,160,436,777	1,019,000,817	1,160,029,575	1,018,971,942
Diluted	1,160,979,451	1,019,000,817	1,160,543,580	1,019,357,697
Dividends declared per share of common stock	$0.30	$0.30	$0.60	$0.60
Net income (loss)	$595,887	$14,522	$1,923,591	$454,930
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(505,130)	261,964	(2,384,609)	202,349
Reclassification adjustment for net (gains) losses included in net income (loss)	70,763	13,360	76,182	32,777
Other comprehensive income (loss)	(434,367)	275,324	(2,308,427)	235,126
Comprehensive income (loss)	161,520	289,846	(384,836)	690,056
Comprehensive income (loss) attributable to noncontrolling interest	(32)	(102)	(128)	(205)
Comprehensive income (loss) attributable to Annaly	161,552	289,948	(384,708)	690,261
Dividends on preferred stock	31,377	23,473	65,143	46,946
Comprehensive income (loss) attributable to common stockholders	$130,175	$266,475	$(449,851)	$643,315

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2018 and 2017
(dollars in thousands, except per share data)
(Unaudited)
	7.875% Series A Cumulative Redeemable Preferred Stock	7.625% Series C Cumulative Redeemable Preferred Stock	7.50% Series D Cumulative Redeemable Preferred Stock	7.625% Series E Cumulative Redeemable Preferred Stock	6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common stock par value	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity	Noncontrolling interest	Total
BALANCE, December 31, 2016	$177,088	$290,514	$445,457	$287,500	$—	$—	$10,189	$15,579,342	$(1,085,893)	$(3,136,017)	$12,568,180	$7,792	$12,575,972
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	—	455,135	455,135	—	455,135
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(205)	(205)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	—	202,349	—	202,349	—	202,349
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	—	32,777	—	32,777	—	32,777
Stock compensation expense	—	—	—	—	—	—	—	1,149	—	—	1,149	—	1,149
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	—	1	1,269	—	—	1,270	—	1,270
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(676)	(676)
Preferred Series A dividends, declared $0.984 per share	—	—	—	—	—	—	—	—	—	(7,296)	(7,296)	—	(7,296)
Preferred Series C dividends, declared $0.953 per share	—	—	—	—	—	—	—	—	—	(11,438)	(11,438)	—	(11,438)
Preferred Series D dividends, declared $0.938 per share	—	—	—	—	—	—	—	—	—	(17,250)	(17,250)	—	(17,250)
Preferred Series E dividends, declared $0.953 per share	—	—	—	—	—	—	—	—	—	(10,962)	(10,962)		(10,962)
Common dividends declared, $0.60 per share	—	—	—	—	—	—	—	—	—	(611,400)	(611,400)	—	(611,400)
BALANCE, June 30, 2017	$177,088	$290,514	$445,457	$287,500	$—	$—	$10,190	$15,581,760	$(850,767)	$(3,339,228)	$12,602,514	$6,911	$12,609,425
BALANCE, December 31, 2017	$—	$290,514	$445,457	$287,500	$696,910	$—	$11,596	$17,221,265	$(1,126,020)	$(2,961,749)	$14,865,473	$6,100	$14,871,573
Net income (loss) attributable to Annaly	—	—	—	—	—	—	—	—	—	1,923,719	1,923,719	—	1,923,719
Net income (loss) attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(128)	(128)
Unrealized gains (losses) on available-for-sale securities	—	—	—	—	—	—	—	—	(2,384,609)	—	(2,384,609)	—	(2,384,609)
Reclassification adjustment for net (gains) losses included in net income (loss)	—	—	—	—	—	—	—	—	76,182	—	76,182	—	76,182
Stock compensation expense	—	—	—	—	—	—	—	1,621	—	—	1,621	—	1,621
Redemption of Preferred Stock	—	(121,048)	—	(287,500)	—	—	—	(3,952)	—	—	(412,500)	—	(412,500)
Net proceeds from direct purchase and dividend reinvestment	—	—	—	—	—	—	1	1,545	—	—	1,546	—	1,546
Net proceeds from issuance of common stock	—	—	—	—	—	—	46	48,117	—	—	48,163	—	48,163
Net proceeds from issuance of preferred stock	—	—	—	—	—	411,335	—	—	—	—	411,335	—	411,335
Equity contributions from (distributions to) noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	(706)	(706)
Preferred Series C dividends, declared $0.953 per share (1)	—	—	—	—	—	—	—	—	—	(7,652)	(7,652)	—	(7,652)
Preferred Series D dividends, declared $0.938 per share	—	—	—	—	—	—	—	—	—	(17,250)	(17,250)	—	(17,250)
Preferred Series E dividends, declared $0.196 per share	—	—	—	—	—	—	—	—	—	(2,253)	(2,253)	—	(2,253)
Preferred Series F dividends, declared $0.869 per share	—	—	—	—	—	—	—	—	—	(25,020)	(25,020)	—	(25,020)
Preferred Series G dividends, declared $0.763 per share	—	—	—	—	—	—	—	—	—	(12,968)	(12,968)	—	(12,968)
Common dividends declared, $0.60 per share	—	—	—	—	—	—	—	—	—	(697,197)	(697,197)	—	(697,197)
BALANCE, June 30, 2018	$—	$169,466	$445,457	$—	$696,910	$411,335	$11,643	$17,268,596	$(3,434,447)	$(1,800,370)	$13,768,590	$5,266	$13,773,856

(1)	Represents dividends declared per share for shares outstanding at June 30, 2018.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,923,591	$454,930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts of investments, net	289,693	450,031
Amortization of securitized debt premiums and discounts and deferred financing costs	(202)	789
Depreciation, amortization and other noncash expenses	12,907	14,846
Net (gains) losses on disposals of investments	52,649	281
Net (gains) losses on investments and derivatives	(1,207,835)	2,564
Income from unconsolidated joint ventures	5,067	1,651
Payments on purchases of loans held for sale	(110,350)	(69,093)
Proceeds of sales and repayments of loans held for sale	46,721	176,921
Net payments on derivatives	1,286,408	(797,580)
Net change in:
Other assets	(98,456)	(65,053)
Accrued interest and dividends receivable	759	8,475
Accrued interest payable	225,371	22,707
Accounts payable and other liabilities	(136,273)	(88,818)
Net cash provided by (used in) operating activities	$2,290,050	$112,651

Cash flows from investing activities:
Payments on purchases of Residential Investment Securities	$(7,309,307)	$(7,682,326)
Proceeds from sales of Residential Investment Securities	3,365,971	4,629,227
Principal payments on Residential Investment Securities	5,664,811	5,846,683
Purchase of MSRs	(381)	(10,000)
Payments on purchases of corporate debt	(464,496)	(252,452)
Principal payments on corporate debt	226,723	254,318
Originations and purchases of commercial real estate related assets	(358,179)	(169,001)
Proceeds from sales on commercial real estate related assets	28,079	11,960
Principal repayments on commercial real estate related assets	395,325	589,499
Proceeds from reverse repurchase agreements	41,248,786	38,955,000
Payments on reverse repurchase agreements	(41,508,548)	(38,955,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	4,133	4,227
Payments on purchases of residential mortgage loans held for investment	(373,051)	(512,146)
Proceeds from repayments from residential mortgage loans held for investment	153,722	85,643
Payments on purchases of equity securities	—	(2,104)
Net cash provided by (used in) investing activities	$1,073,588	$2,793,528

Cash flows from financing activities:
Proceeds from repurchase agreements and other secured financing	$2,727,664,289	$1,613,527,631
Principal payments on repurchase agreements and other secured financing	(2,729,676,977)	(1,616,345,278)
Proceeds from issuance of securitized debt	279,203	—
Principal repayments on securitized debt	(488,335)	(255,927)
Payment of deferred financing cost	—	(1,079)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	461,044	1,270
Redemption of preferred stock	(412,500)	—
Principal payments on participation sold	—	(12,827)
Principal payments on mortgages payable	—	(36)
Net contributions/(distributions) from/(to) noncontrolling interests	(706)	(676)
Dividends paid	(760,916)	(658,311)
Net cash provided by (used in) financing activities	$(2,934,898)	$(3,745,233)
Net (decrease) increase in cash and cash equivalents	$428,740	$(839,054)
Cash and cash equivalents including cash pledged as collateral, beginning of period	706,589	1,539,746
Cash and cash equivalents including cash pledged as collateral, end of period	$1,135,329	$700,692
Supplemental disclosure of cash flow information:
Interest received	$1,879,931	$1,582,650
Dividends received	$3,355	$2,511
Interest paid (excluding interest paid on interest rate swaps)	$740,186	$454,110
Net interest paid (received) on interest rate swaps	$(141,772)	$195,973
Taxes paid	$136	$1,336
Noncash investing activities:
Receivable for investments sold	$21,728	$9,784
Payable for investments purchased	$1,108,834	$1,043,379
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(2,308,427)	$235,126
Noncash financing activities:
Dividends declared, not yet paid	$349,300	$305,709
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
________________________________________________________________________________________________________________________________

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
The Company’s investment groups are primarily comprised of the following:

•	The Annaly Agency Group invests in Agency mortgage-backed securities collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

•	The Annaly Residential Credit Group invests in non-Agency residential mortgage assets within the securitized product and residential mortgage loan markets.

•	The Annaly Commercial Real Estate Group (“ACREG”) originates and invests in commercial mortgage loans, securities and other commercial real estate debt and equity investments.

•	The Annaly Middle Market Lending Group (“AMML”) provides financing to private equity-backed middle market businesses across the capital structure.

The Company has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).

Pending Acquisition of MTGE Investment Corp.

As previously disclosed in a Form 8-K filed with the SEC on May 3, 2018 (the “Merger 8-K”), on May 2, 2018, the Company, Mountain Merger Sub Corporation, a wholly-owned subsidiary of the Company (“Purchaser”), and MTGE Investment Corp. (“MTGE”) entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions contained therein, the Company agreed to acquire MTGE (the “MTGE Acquisition”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of approximately $900.0 million based on the closing price of the Company’s common stock on April 30, 2018. Approximately 50% of such consideration will be payable in shares of the Company’s common stock, and approximately 50% will be payable in cash. On May 16, 2018, Purchaser commenced an exchange offer (the “Offer”) to purchase all of MTGE’s issued and outstanding shares of common stock and, upon the closing of the Offer, subject to customary closing conditions as set forth in the Merger Agreement, MTGE will be merged with and into Purchaser (the “Merger”), with Purchaser surviving the Merger. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that is outstanding as of immediately prior to the completion of the MTGE Acquisition will be converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company expects will be classified and designated as 8.125% Series H Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.

The closing of the MTGE Acquisition is subject to a number of conditions, including the receipt of specified regulatory approvals.

Prior to closing the MTGE Acquisition, MTGE will declare a prorated common dividend to its stockholders with a record date on the fourth business day prior to the completion of the Offer, and payable upon the date of the completion of the Offer. In addition, the Company expects to declare and pay a prorated common dividend to its stockholders, with a record date on the last business day prior to the completion of the Offer. Each of the dividends will be prorated based on the number of days that elapsed since the record date for the most recent quarterly dividend paid to MTGE’s and the Company’s stockholders, respectively, and the amount of such prior quarterly dividend, as applicable.

The MTGE Acquisition is expected to be completed during the third quarter of 2018.

For additional details regarding the terms and conditions of the Merger Agreement and related matters, please refer to the Merger Agreement and the Merger 8-K and the other documentation filed as exhibits thereto. Additional information regarding the transactions contemplated by the Merger Agreement, including associated risks, is contained in a registration statement on Form S-4 that the Company filed with the SEC in connection with the MTGE Acquisition.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At June 30, 2018, $1.2 billion of variation margin was reported as a reduction to interest rate swaps, at fair value. Arcola Securities, Inc. (formerly RCap Securities, Inc.), the Company’s wholly-owned broker-dealer (“Arcola”) is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.0 billion and $579.2 million at June 30, 2018 and December 31, 2017, respectively.

Fair Value Measurements – The Company reports various financial instruments at fair value. A complete discussion of the methodology utilized by the Company to estimate the fair

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

value of certain financial instruments is included in these Notes to Consolidated Financial Statements.

Revenue Recognition – The revenue recognition policy by asset class is discussed below.

Agency Mortgage-Backed Securities, Non-Agency Mortgage-Backed Securities and Credit Risk Transfer Securities – The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of residential or multifamily mortgage loans and certificates guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).  These Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). The Company also invests in CRT securities which are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Additionally, the Company invests in non-Agency mortgage-backed securities such as those issued in non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.

Agency mortgage-backed securities, non-Agency mortgage-backed securities and CRT securities are referred to herein as “Residential Investment Securities.” Although the Company generally intends to hold most of its Residential Investment Securities until maturity, it may, from time to time, sell any of its Residential Investment Securities as part of the overall management of its portfolio. Residential Investment Securities classified as available-for-sale are reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss) unless the Company has elected the fair value option, in which case the unrealized gains and losses on these financial instruments are recorded through earnings. The fair value of Residential Investment Securities classified as available-for-sale are estimated by management and are compared to independent sources for reasonableness.  Residential Investment Securities transactions are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting.  Gains and losses on sales of Residential Investment Securities are recorded on trade date based on the specific identification method.

The Company elected the fair value option for interest-only mortgage-backed securities, non-Agency mortgage-backed securities, reverse mortgages and CRT securities as this election simplifies the accounting. Interest-only securities and inverse interest-only securities are collectively referred to as “interest-only securities.” These interest-only mortgage-backed securities represent the Company’s right to receive a specified proportion of the contractual interest flows of specific mortgage-backed securities. Interest-only mortgage-backed securities, non-Agency mortgage-backed securities, reverse mortgages and CRT securities are measured at fair value with changes in fair value recorded as Net unrealized gains (losses) on instruments measured at fair value through earnings in the Company’s Consolidated Statements of Comprehensive Income (Loss).  The interest-only securities are included in Agency mortgage-backed securities at fair value on the accompanying Consolidated Statements of Financial Condition.
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

The following table summarizes the interest income recognition methodology for Residential Investment Securities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Interest Income Methodology
Agency
Fixed-rate pass-through (1)	Effective yield (3)
Adjustable-rate pass-through (1)	Effective yield (3)
Multifamily (1)	Contractual Cash Flows
Collateralized Mortgage Obligation (“CMO”) (1)	Effective yield (3)
Reverse mortgages (2)	Prospective
Interest-only (2)	Prospective
Residential Credit
CRT (2)	Prospective
Alt-A (2)	Prospective
Prime (2)	Prospective
Subprime (2)	Prospective
NPL/RPL (2)	Prospective
Prime Jumbo (2)	Prospective
Prime Jumbo interest-only (2)	Prospective

(1)	Changes in fair value are recognized in Other comprehensive income (loss) on the accompanying Consolidated Statements of Comprehensive Income (Loss).

(2)	Changes in fair value are recognized in Net unrealized gains (losses) on instruments measured at fair value through earnings on the accompanying Consolidated Statements of Comprehensive Income (Loss).

(3)	Effective yield is recalculated for differences between estimated and actual prepayments and the amortized cost is adjusted as if the new effective yield had been applied since inception.
Residential Mortgage Loans – The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. Additionally, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company also consolidates a securitization trust in which it had purchased subordinated securities because it also has certain powers and rights to direct the activities of such trust. Please refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated Residential Mortgage Loan Trusts. The Company made elections to account for the investments in residential mortgage loans held in its portfolio and in the securitization trusts at fair value as these elections simplify the accounting. Residential mortgage loans are recognized at fair value on the accompanying Consolidated Statements of Financial Condition. Changes in the estimated fair value are presented in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

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

There was no real estate acquired in settlement of residential mortgage loans at June 30, 2018 or December 31, 2017 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

MSRs – MSRs represent the rights associated with servicing pools of residential mortgage loans, which the Company intends to hold as investments. The Company and its subsidiaries do not originate or directly service mortgage loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSRs. The Company elected to account for all of its investments in MSRs at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Equity Securities – The Company may invest in equity securities that are not accounted for under the equity method or do not result in consolidation. These equity securities are required to be reported at fair value with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net unrealized gains (losses) on instruments measured at fair value through earnings, unless the securities do not have readily determinable fair values.  For such equity securities without readily determinable fair values, the Company has elected to apply the measurement alternative and carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For equity securities carried at fair value through earnings, dividends are recorded in earnings on the declaration date. Dividends from equity securities without readily determinable fair values are recognized as income when received to the extent they are distributed from net accumulated earnings.

Derivative Instruments – The Company may use a variety of derivative instruments to economically hedge some of its exposure to market risks, including interest rate and prepayment risk. These instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA securities without intent to accept delivery (“TBA derivatives”), options on TBA securities (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

referencing the commercial mortgage-backed securities index and synthetic total return swaps.  Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.

Some derivative agreements contain provisions that allow for netting or setting off by counterparty; however, the Company elected to present related assets and liabilities on a gross basis in the Consolidated Statements of Financial Condition.

Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared interest rate swaps are fair valued using the DCO’s market values. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into the swap to compensate for the out of the market nature of such interest rate swap. MAC interest rate swaps are also centrally cleared and fair valued using internal pricing models and compared to the DCO’s market value.

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

Goodwill and Intangible Assets – The Company’s acquisitions are accounted for using the acquisition method if the acquisition is deemed to be a business. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The purchase prices are allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of purchase price over the fair value of the net assets acquired is recognized as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase price is recognized as a bargain purchase gain.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

The Company enters into reverse repurchase agreements to earn a yield on excess cash balances. The Company obtains collateral in connection with the reverse repurchase agreements in order to mitigate credit risk exposure to its counterparties.

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

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto.  Accordingly, the Company will not incur federal income tax to the extent of its distributions to stockholders and as long as certain asset, income and stock ownership tests are met.  The Company and certain of its direct and indirect subsidiaries, including Arcola and certain subsidiaries of ACREG and Hatteras Financial Corp., have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2018 and December 31, 2017.

Commercial Real Estate Investments

Commercial Real Estate Debt Investments – The Company’s commercial real estate debt investments are comprised of commercial mortgage-backed securities and loans held by consolidated collateralized financing entities.  Certain commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates such commercial mortgage-backed securities for other-than-temporary impairment at least quarterly. The Company elected the fair value option on certain commercial mortgage-backed securities, including conduit commercial mortgage-backed securities, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings. See the “Commercial Real Estate Investments” Note for additional information regarding the consolidated collateralized financing entities.

Commercial Real Estate Loans and Preferred Equity Interests  (collectively referred to as “CRE Debt and Preferred Equity Investments”) – The Company’s commercial real estate loans are comprised of fixed-rate and floating-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value and recorded as Loans held for sale, net in the accompanying Consolidated Statements of Financial Condition. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis.
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

Corporate Debt
Corporate Loans – The Company’s investments in corporate loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff.  These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method. These investments typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of two to eight years. In connection with these senior secured loans the Company receives a security interest in certain of the assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less amount of credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. To date, the significant majority of the Company’s investments in corporate debt have been funded term loans versus bonds.
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
Impairment of Securities and Loans
Other - Than - Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

quarterly, and more frequently when economic or market conditions warrant such evaluation.

When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  If the fair value is less than the cost of a held-to-maturity security, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three and six months ended June 30, 2018 and 2017.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible.

Nonaccrual Status – If collection of a loan’s principal or interest is in doubt or the loan is 90 days or more past due, interest income is not accrued. For nonaccrual status loans carried at fair value or held for sale, interest is not accrued, but is recognized on a cash basis. For nonaccrual status loans carried at amortized cost, if collection of principal is not in doubt, but collection of interest is in doubt, interest income is recognized on a cash basis. If collection of principal is in doubt, any interest received is applied against principal until collectability of the remaining balance is no longer in doubt; at that point, any interest income is recognized on a cash basis. Generally, a loan is returned to accrual status when the borrower has resumed paying the full amount of the scheduled contractual obligation, if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period of time and there is a sustained period of repayment performance by the borrower. The Company did not have any impaired loans, nonaccrual loans, or loans in default as all of the loans were performing at June 30, 2018 and December 31, 2017. There were no allowances for loan losses at June 30, 2018 or December 31, 2017.

Broker Dealer Activities

Reverse Repurchase and Repurchase Agreements – Arcola enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contractual amount and are collateralized by mortgage-backed or other securities. Margin calls are made by Arcola as necessary based on the daily valuation of the underlying collateral as compared to the contract price. Arcola generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. Arcola’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and Arcola will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give Arcola the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty. Substantially all of Arcola’s reverse repurchase activity is with affiliated entities.

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

January 1, 2018
As a result of adopting this standard, the Company reclassified its cash flows on reverse repurchase and repurchase agreements entered into by Arcola from operating activities to investing and financing activities, respectively, in the Consolidated Statements of Cash Flows. The Company applied the retrospective transition method, which resulted in reclassification of comparative periods.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

4.	FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2018 and December 31, 2017.

Financial Instruments (1)
Balance Sheet Location	Form	Measurement Basis	June 30, 2018	December 31, 2017
Assets		(dollars in thousands)
Agency mortgage-backed securities	Securities	Fair value, with unrealized gains (losses) through other comprehensive income	$85,593,158	$89,426,437
Agency mortgage-backed securities	Securities	Fair value, with unrealized gains (losses) through earnings	999,900	1,125,326
Total agency mortgage-backed securities			86,593,058	90,551,763
Credit risk transfer securities	Securities	Fair value, with unrealized gains (losses) through earnings	563,796	651,764
Non-agency mortgage-backed securities	Securities	Fair value, with unrealized gains (losses) through earnings	1,006,785	1,097,294
Residential mortgage loans	Loans	Fair value, with unrealized gains (losses) through earnings	1,666,157	1,438,322
Commercial real estate debt investments	Loans	Fair value, with unrealized gains (losses) through earnings	2,542,413	2,826,357
Commercial real estate debt investments	Securities	Fair value, with unrealized gains (losses) through other comprehensive income	204,319	244,636
Commercial real estate debt investments	Securities	Fair value, with unrealized gains (losses) through earnings	110,731	18,115
Total commercial real estate debt investments			2,857,463	3,089,108
Commercial real estate debt and preferred equity, held for investment	Loans	Amortized cost	1,251,138	1,029,327
Loans held for sale, net	Loans	Lower of amortized cost or fair value	42,458	—
Corporate debt	Loans	Amortized cost	1,256,276	1,011,275
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	259,762	—
Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	75,760,655	77,696,343
Other secured financing	Loans	Amortized cost	3,760,487	3,837,528
Securitized debt of consolidated VIEs	Securities	Fair value, with unrealized gains (losses) through earnings	2,728,692	2,971,771
Mortgages payable	Loans	Amortized cost	309,878	309,686

(1)	Receivable for investments sold, Accrued interest and dividends receivable, Dividends payable, Payable for investments purchased and Accrued interest payable are accounted for at cost.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

5.	RESIDENTIAL INVESTMENT SECURITIES

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$77,646,763	$4,442,937	$(1,556)	$82,088,144	$43,095	$(3,309,253)	$78,821,986
Adjustable-rate pass-through	5,847,337	277,049	(1,100)	6,123,286	10,478	(156,983)	5,976,781
Interest-only	6,537,051	1,273,388	—	1,273,388	2,447	(315,482)	960,353
Multifamily	816,976	4,872	(7,237)	814,611	1,065	(21,285)	794,391
Reverse mortgages	35,392	4,341	—	39,733	33	(219)	39,547
Total Agency investments	$90,883,519	$6,002,587	$(9,893)	$90,339,162	$57,118	$(3,803,222)	$86,593,058
Residential Credit
CRT	$528,869	$18,234	$(1,079)	$546,024	$18,429	$(657)	$563,796
Alt-A	191,939	378	(32,845)	159,472	11,539	(89)	170,922
Prime	270,226	1,926	(23,127)	249,025	15,588	(122)	264,491
Subprime	449,644	1,827	(71,425)	380,046	46,511	(108)	426,449
NPL/RPL	3,431	—	(44)	3,387	60	—	3,447
Prime Jumbo (>= 2010 Vintage)	130,544	598	(4,113)	127,029	107	(2,995)	124,141
Prime Jumbo (>= 2010 Vintage) Interest-Only	910,065	13,731	—	13,731	3,616	(12)	17,335
Total residential credit investments	$2,484,718	$36,694	$(132,633)	$1,478,714	$95,850	$(3,983)	$1,570,581
Total Residential Investment Securities	$93,368,237	$6,039,281	$(142,526)	$91,817,876	$152,968	$(3,807,205)	$88,163,639

	December 31, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,509,335	$4,514,815	$(1,750)	$83,022,400	$140,115	$(1,178,673)	$81,983,842
Adjustable-rate pass-through	6,760,991	277,212	(1,952)	7,036,251	15,776	(103,121)	6,948,906
Interest-only	6,804,715	1,326,761	—	1,326,761	1,863	(242,862)	1,085,762
Multifamily	490,753	5,038	(341)	495,450	84	(1,845)	493,689
Reverse mortgages	35,000	4,527	—	39,527	37	—	39,564
Total Agency investments	$92,600,794	$6,128,353	$(4,043)	$91,920,389	$157,875	$(1,526,501)	$90,551,763
Residential Credit
CRT	$593,027	$25,463	$(3,456)	$615,034	$36,730	$—	$651,764
Alt-A	204,213	499	(34,000)	170,712	13,976	(802)	183,886
Prime	197,756	358	(24,158)	173,956	18,804	—	192,760
Subprime	554,470	2,037	(78,561)	477,946	56,024	(90)	533,880
NPL/RPL	42,585	14	(117)	42,482	506	—	42,988
Prime Jumbo (>= 2010 Vintage)	130,025	627	(3,956)	126,696	1,038	(1,112)	126,622
Prime Jumbo (>= 2010 Vintage) Interest-Only	989,052	15,287	—	15,287	1,871	—	17,158
Total residential credit investments	$2,711,128	$44,285	$(144,248)	$1,622,113	$128,949	$(2,004)	$1,749,058
Total Residential Investment Securities	$95,311,922	$6,172,638	$(148,291)	$93,542,502	$286,824	$(1,528,505)	$92,300,821

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio concentration by issuing Agency at June 30, 2018 and December 31, 2017:

Investment Type	June 30, 2018	December 31, 2017
	(dollars in thousands)
Fannie Mae	$61,012,468	$63,361,415
Freddie Mac	25,490,083	27,091,978
Ginnie Mae	90,507	98,370
Total	$86,593,058	$90,551,763

Actual maturities of the Company’s Residential Investment Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

The following table summarizes the Company’s available-for-sale Residential Investment Securities at June 30, 2018 and December 31, 2017, according to their estimated weighted average life classifications:

	June 30, 2018		December 31, 2017
Weighted Average Life	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
	(dollars in thousands)
Less than one year	$6,224	$6,304	$471,977	$476,538
Greater than one year through five years	10,712,094	10,950,207	13,838,890	13,925,749
Greater than five years through ten years	76,435,458	79,830,605	77,273,833	78,431,852
Greater than ten years	1,009,863	1,030,760	716,121	708,363
Total	$88,163,639	$91,817,876	$92,300,821	$93,542,502

The weighted average lives of the Agency mortgage-backed securities at June 30, 2018 and December 31, 2017 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Agency mortgage-backed securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 Months	$43,845,297	$(1,386,377)	1,360	$39,878,158	$(272,234)	1,114
12 Months or More	38,372,979	(2,101,144)	1,102	39,491,238	(1,011,405)	911
Total	$82,218,276	$(3,487,521)	2,462	$79,369,396	$(1,283,639)	2,025

(1)	Excludes interest-only mortgage-backed securities and reverse mortgages.

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

The Company is also guaranteed payment of the principal amount of the securities by the respective issuing government agency.

During the three and six months ended June 30, 2018, the Company disposed of $2.9 billion and $3.4 billion of Residential Investment Securities, resulting in net realized (losses) of ($63.1) million and ($50.0) million, respectively. During the three and six months ended June 30, 2017, the Company disposed of $2.5 billion and $4.6 billion of Residential Investment Securities, resulting in net realized losses of ($5.2) million and ($4.0) million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

6.	RESIDENTIAL MORTGAGE LOANS
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value	$1,666,157	$1,438,322
Unpaid principal balance	$1,658,358	$1,419,807

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 for these investments:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Net interest income	$15,784	$7,120	$29,279	$10,709
Net gains (losses) on disposal of investments	(3,191)	(321)	(4,949)	(1,314)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(1,305)	5,310	(11,169)	6,125
Total included in net income (loss)	$11,288	$12,109	$13,161	$15,520

The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2018 and December 31, 2017, for the residential mortgage loans, including loans held in securitization trusts:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2018		December 31, 2017
Property Location	% of Balance	Property Location	% of Balance
California	53.1%	California	49.8%
New York	9.3%	Florida	9.3%
Florida	7.2%	New York	7.1%
All other (none individually greater than 5%)	30.4%	All other (none individually greater than 5%)	33.8%

Total	100.0%	Total	100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans held in securitization trusts, at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)		(dollars in thousands)
Unpaid principal balance	$0 - $3,635	$539	$1 - $3,663	$514
Interest rate	2.00% - 7.50%	4.53%	1.63% - 7.50%	4.25%
Maturity	1/1/2028 - 6/1/2058	2/5/2044	1/1/2028 - 5/1/2057	2/1/2043
FICO score at loan origination	498 - 823	750	468 - 823	748
Loan-to-value ratio at loan origination	11% - 100%	67%	11% - 100%	68%

At June 30, 2018 and December 31, 2017, approximately 66% and 78%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans held in securitization trusts, were adjustable-rate.

7.	MORTGAGE SERVICING RIGHTS
The Company invests in MSRs and has elected to carry them at fair value. The following table presents activity related to MSRs for the three and six months ended June 30, 2018 and 2017:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Fair value, beginning of period	$596,378	$632,166	$580,860	$652,216
Purchases (1)	—	(210)	—	3
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	22,578	(9,205)	59,252	(15,438)
Other changes, including realization of expected cash flows	(19,942)	(17,098)	(41,098)	(31,128)
Fair value, end of period	$599,014	$605,653	$599,014	$605,653

(1)	Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to be not acceptable.

(2)	Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and six months ended June 30, 2018, the Company recognized $27.6 million and $56.2 million, respectively, and for the three and six months ended June 30, 2017, the Company recognized $33.3 million and $67.8 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8.	COMMERCIAL REAL ESTATE INVESTMENTS

CRE Debt and Preferred Equity Investments

At June 30, 2018 and December 31, 2017, commercial real estate investments held for investment were comprised of the following:

	June 30, 2018			December 31, 2017
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$887,728	$882,570	70.6%	$629,143	$625,900	60.9%
Mezzanine loans	360,095	359,574	28.7%	395,015	394,442	38.2%
Preferred equity	9,000	8,994	0.7%	9,000	8,985	0.9%
Total	$1,256,823	$1,251,138	100.0%	$1,033,158	$1,029,327	100.0%

(1)	Carrying value includes unamortized origination fees of $5.7 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Based on outstanding principal.

	June 30, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	286,017	24,193	—	310,210
Principal payments	(27,432)	(59,113)	—	(86,545)
Net (increase) decrease in origination fees	(3,130)	(147)	—	(3,277)
Amortization of net origination fees	1,215	199	9	1,423
Net carrying value (June 30, 2018)	$882,570	$359,574	$8,994	$1,251,138

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	December 31, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance (January 1, 2017)	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	338,242	69,121	—	407,363
Principal payments	(221,421)	(127,799)	—	(349,220)
Amortization & accretion of (premium) discounts	(44)	28	—	(16)
Net (increase) decrease in origination fees	(3,317)	(605)	—	(3,922)
Amortization of net origination fees	2,369	2,230	18	4,617
Net carrying value (December 31, 2017)	$625,900	$394,442	$8,985	$1,029,327

Internal CRE Debt and Preferred Equity Investment Ratings

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and if uncorrected, may result in deterioration of repayment prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loans portfolio as all of the loans were performing at June 30, 2018 and December 31, 2017. As such, no provision for loan losses was deemed necessary at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$887,728	70.6%	$513,610	$272,928	$36,800	$64,390	$—	$—	$887,728
Mezzanine loans	360,095	28.7%	160,173	51,608	111,711	36,603	—	—	360,095
Preferred equity	9,000	0.7%	—	—	9,000	—	—	—	9,000
Total	$1,256,823	100.0%	$673,783	$324,536	$157,511	$100,993	$—	$—	$1,256,823

	December 31, 2017
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
	(dollars in thousands)
Senior mortgages	$629,143	60.9%	$409,878	$115,075	$36,800	$67,390	$—	$—	$629,143
Mezzanine loans	395,015	38.2%	206,169	66,498	122,348	—	—	—	395,015
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$1,033,158	100.0%	$616,047	$181,573	$168,148	$67,390	$—	$—	$1,033,158

(1)
The Company rated two loans as Substandard as of June 30, 2018. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

At June 30, 2018 and December 31, 2017, approximately 85% of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding loans held for sale, was comprised of floating-rate debt investments.

Investments in Commercial Real Estate

There were no acquisitions of real estate holdings during the three and six months ended June 30, 2018 and 2017. The Company sold one of its wholly-owned triple net leased properties during the six months ended June 30, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.

The weighted average amortization period for intangible assets and liabilities at June 30, 2018 is 4.4 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Real estate held for investment, at amortized cost
Land	$111,012	$111,012
Buildings and improvements	331,879	330,959
Subtotal	442,891	441,971
Less: accumulated depreciation	(56,315)	(48,920)
Total real estate held for investment, at amortized cost, net	386,576	393,051
Equity in unconsolidated joint ventures	91,311	92,902
Investments in commercial real estate, net	$477,887	$485,953

Depreciation expense was $3.6 million and $7.4 million for the three and six months ended June 30, 2018, respectively. Depreciation expense was $3.9 million and $7.8 million for the three and six months ended June 30, 2017, respectively.
Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs.

Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2018 for consolidated investments in real estate are as follows:

June 30, 2018
(dollars in thousands)
2018 (remaining)	$14,895
2019	27,384
2020	22,653
2021	18,271
2022	13,278
Later years	22,002
Total	$118,483

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Mortgage loans payable at June 30, 2018  and December 31, 2017, were as follows:

June 30, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,546	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,311	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,021	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,878	$312,500

December 31, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,373	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,294	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,019	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,686	$312,500

The following table details future mortgage loan principal payments at June 30, 2018:

Mortgage Loan Principal Payments
(dollars in thousands)
2018 (remaining)	$—
2019	23,375
2020	—
2021	—
2022	—
Later years	289,125
Total	$312,500

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
The Company invests in corporate loans and corporate debt securities through AMML. The industry and rate sensitivity dispersion of the portfolio at June 30, 2018 and December 31, 2017 are as follows:

	Industry Dispersion
	June 30, 2018			December 31, 2017
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$—	$38,022	$38,022	$—	$34,814	$34,814
Coating, Engraving and Allied Services	—	60,049	60,049	—	64,034	64,034
Computer Programming, Data Processing & Other Computer Related Services	—	212,750	212,750	—	209,624	209,624
Drugs	—	38,730	38,730	—	38,708	38,708
Electrical Work	—	39,457	39,457	—	—	—
Electronic Components & Accessories	—	23,995	23,995	—	23,916	23,916
Engineering, Architectural & Surveying	—	10,635	10,635	—	—	—
Groceries and Related Products	—	14,745	14,745	—	14,794	14,794
Grocery Stores	—	23,486	23,486	—	23,531	23,531
Home Health Care Services	—	—	—	—	23,779	23,779
Insurance Agents, Brokers and Services	—	49,480	49,480	—	28,872	28,872
Mailing, Reproduction, Commercial Art and Photography, and Stenographic	—	14,863	14,863	—	—	—
Management and Public Relations Services	—	210,511	210,511	—	94,871	94,871
Medical and Dental Laboratories	—	26,904	26,904	—	26,956	26,956
Miscellaneous Business Services	—	19,677	19,677	—	19,723	19,723
Miscellaneous Equipment Rental and Leasing	—	49,375	49,375	—	49,129	49,129
Miscellaneous Health and Allied Services, not elsewhere classified	—	54,196	54,196	—	25,963	25,963
Miscellaneous Nonmetallic Minerals, except Fuels	—	—	—	—	25,992	25,992
Miscellaneous Plastic Products	—	9,937	9,937	—	9,879	9,879
Motor Vehicles and Motor Vehicle Equipment	—	17,138	17,138	—	—	—
Motor Vehicles and Motor Vehicle Parts and Supplies	—	23,546	23,546	—	12,212	12,212
Offices and Clinics of Doctors of Medicine	—	97,722	97,722	—	60,000	60,000
Offices and Clinics of Other Health Practitioners	—	20,053	20,053	—	18,979	18,979
Public Warehousing and Storage	—	55,057	55,057	—	48,890	48,890
Research, Development and Testing Services	—	33,282	33,282	—	33,155	33,155
Schools and Educational Services, not elsewhere classified	—	19,806	19,806	—	20,625	20,625
Services Allied with the Exchange of Securities	—	14,909	14,909	—	13,960	13,960
Surgical, Medical, and Dental Instruments and Supplies	—	16,658	16,658	—	29,687	29,687
Telephone Communications	—	61,293	61,293	—	59,182	59,182
Total	$—	$1,256,276	$1,256,276	$—	$1,011,275	$1,011,275

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
First lien loans	$753,373	$582,724
Second lien loans	502,903	428,551
Total	$1,256,276	$1,011,275

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

10.	VARIABLE INTEREST ENTITIES

In February 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KLSF (“FREMF 2015-KLSF”) for $102.1 million. The underlying portfolio is a pool of 11 floating rate multifamily mortgage loans with a cut-off principal balance of $1.4 billion. The Company is required to consolidate the FREMF 2015-KLSF Trust’s assets and liabilities of $547.0 million and $507.0 million, respectively, at June 30, 2018.

In April 2015, the Company purchased the junior-most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2015-KF07 (“FREMF 2015-KF07”) for $89.4 million. The underlying portfolio is a pool of 40 floating rate multifamily mortgage loans with a cut-off principal balance of $1.2 billion. The Company is required to consolidate the FREMF 2015-KF07 Trust’s assets and liabilities of $484.9 million and $449.7 million, respectively, at June 30, 2018.

In February 2016, the Company purchased the junior- most tranche, Class C Certificate of the Freddie Mac securitization, FREMF Mortgage Trust 2016-KLH1 (“FREMF 2016-KLH1”) for $107.6 million, net of a $4.4 million discount to face value of $112.0 million. The underlying portfolio is a pool of 28 floating rate multifamily mortgage loans with a cut-off principal balance of $1.5 billion. The Company is required to consolidate the FREMF 2016-KLH1 Trust’s assets and liabilities of $1.5 billion and $1.4 billion, respectively, at June 30, 2018. FREMF 2015-KLSF, FREMF 2015-KF07 and FREMF 2016-KLH1 are collectively referred to herein as the FREMF Trusts.

The FREMF Trusts are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The Company’s exposure to the obligations of the VIEs is generally limited to the Company’s investment in the FREMF Trusts of $188.0 million. Assets of the FREMF Trusts may only be used to settle obligations of the FREMF Trusts. Creditors of the FREMF Trusts have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the FREMF Trusts. No gain or loss was recognized upon initial consolidation of the FREMF Trusts, but $0.8 million of related costs were expensed. The FREMF Trusts’ assets are included in Commercial real estate debt investments and the FREMF Trusts’ liabilities are included in Securitized debt of consolidated VIEs in the accompanying Consolidated Statements of Financial Condition.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the FREMF Trusts in order to avoid an accounting mismatch, and to more faithfully represent the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company applied the practical expedient under ASU 2014-07, whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the FREMF Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the FREMF Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The FREMF Trusts mortgage loans had an unpaid principal balance of $2.5 billion at June 30, 2018.   At June 30, 2018,  there are no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at June 30, 2018  based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a residential mortgage trust that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $32.9 million at June 30, 2018. The Company also consolidates a residential securitization trust in which it had purchased subordinated securities because its liquidation rights over the trust became exercisable in December 2017. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $85.2 million at June 30, 2018.

In March 2018, the Company closed OBX 2018-01 Trust (“OBX Trust”), with a face value of $327.5 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.  A total of $279.2 million of bonds were issued to third parties and the Company retained $60.9 million of mortgage-backed securities.  The Company is deemed to be the primary beneficiary and consolidates the OBX Trust because it has power to direct the activities that most significantly impact the OBX Trust’s performance and holds a variable interest that could be potentially significant to this VIE. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has elected not to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The Company incurred approximately $1.5 million of costs in connection with the securitization that were expensed as incurred during the first quarter ended March 31, 2018. The contractual principal amount of the OBX Trust’s debt held by third parties was $257.5 million at June 30, 2018.

Although the loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trust did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation.

In June 2016, a consolidated subsidiary of the Company entered into a $300.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could be potentially significant to the entity. The Company has pledged corporate loans with a carrying amount of $433.5 million at June 30, 2018 as collateral for this credit facility. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At June 30, 2018, the subsidiary had an intercompany receivable of $70.7 million, which eliminates upon consolidation and an Other secured financing of $70.7 million to the third party financial institution.

In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $208.5 million at June 30, 2018, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Corporate debt. At June 30, 2018, the subsidiary had an Other secured financing of $75.1 million to the third party financial institution.

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

As of June 30, 2018, the Company had entered into an agreement to purchase approximately $94 million of a subordinated tranche in a CMBS securitization trust.  The securitization closed in July 2018, and the Company consolidated the securitization trust on the closing date.  The underlying commercial mortgage loans had a cut-off date principal balance of approximately $933 million.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.6 billion at June 30, 2018. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs, excluding the credit facility VIEs and OBX Trust, that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	June 30, 2018
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$32,443
Commercial real estate debt investments	2,542,413	—	—
Residential mortgage loans	—	214,694	37,842
Mortgage servicing rights	—	—	599,014
Accrued interest receivable	10,951	918	—
Other assets	—	87	33,642
Total assets	$2,553,364	$215,699	$702,941
Liabilities
Securitized debt (non-recourse) at fair value	$2,354,380	$117,864	$—
Other secured financing	—	—	26,369
Accrued interest payable	4,572	330	—
Accounts payable and other liabilities	—	140	1,693
Total liabilities	$2,358,952	$118,334	$28,062

	December 31, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Assets
Cash and cash equivalents	$—	$—	$42,293
Commercial real estate debt investments	2,826,357	—	—
Residential mortgage loans	—	478,811	19,667
Mortgage servicing rights	—	—	580,860
Accrued interest receivable	10,339	1,599	—
Other derivatives, at fair value	—	—	1
Other assets	—	1,418	32,354
Total assets	$2,836,696	$481,828	$675,175
Liabilities
Securitized debt (non-recourse) at fair value	$2,620,952	$350,819	$—
Other secured financing	—	—	10,496
Accrued interest payable	4,554	931	—
Accounts payable and other liabilities	—	112	4,856
Total liabilities	$2,625,506	$351,862	$15,352

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The statements of comprehensive income (loss) of the Company’s VIEs, excluding the credit facility VIEs and OBX Trust, that are reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$25,100	$2,184	$813
Interest expense	15,363	1,089	245
Net interest income	9,737	1,095	568
Realized gain (loss) on disposal of investments	—	(140)	(739)
Net gains (losses) on other derivatives	—	—	1
Net unrealized gains (losses) on instruments measured at fair value through earnings	820	(351)	1,850
Other income (loss)	(4,292)	(74)	28,342
Less: General and administration expenses	—	15	455
Net income (loss)	$6,265	$515	$29,567

	Three Months Ended June 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$24,948	$1,171	$491
Interest expense	11,679	298	57
Net interest income	13,269	873	434
Realized gain (loss) on disposal of investments	—	(121)	24
Net unrealized gains (losses) on instruments measured at fair value through earnings	4,387	720	(26,848)
Other income (loss)	(6,224)	(94)	33,338
Less: General and administration expenses	1	17	838
Net income (loss)	$11,431	$1,361	$6,110

	Six Months Ended June 30, 2018
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$48,938	$4,557	$1,448
Interest expense	29,197	2,848	437
Net interest income	19,741	1,709	1,011
Realized gain (loss) on disposal of investments	—	1,902	(1,310)
Net gains (losses) on trading assets	—	—	70
Net unrealized gains (losses) on instruments measured at fair value through earnings	1,112	(1,167)	16,465
Other income (loss)	(8,769)	(151)	57,058
Less: General and administration expenses	—	29	927
Net income (loss)	$12,084	$2,264	$72,367

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Six Months Ended June 30, 2017
	FREMF Trusts	Residential Mortgage Loan Trusts	MSR Silo
	(dollars in thousands)
Net interest income:
Interest income	$52,667	$2,540	$491
Interest expense	26,255	572	122
Net interest income	26,412	1,968	369
Realized gain (loss) on disposal of investments	—	(382)	(485)
Net unrealized gains (losses) on instruments measured at fair value through earnings	5,089	1,702	(47,112)
Other income (loss)	(12,522)	(191)	67,926
Less: General and administration expenses	1	37	1,940
Net income (loss)	$18,978	$3,060	$18,758

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs and OBX Trust, at June 30, 2018 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

FREMF Trusts			Residential Mortgage Loan Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Maryland	$437,110	17.3%	California	$71,095	32.7%
Texas	361,075	14.4%	Florida	18,596	8.6%
Virginia	329,250	13.1%	Texas	17,616	8.1%
New York	280,925	11.2%	Illinois	15,133	7.0%
North Carolina	231,335	9.2%	New Jersey	13,156	6.0%
Pennsylvania	225,810	9.0%	Other (1)	81,901	37.6%
Massachusetts	179,440	7.1%
Ohio	156,138	6.2%
Other (1)	314,514	12.5%
Total	$2,515,597	100.0%		$217,497	100.0%

(1)	No individual state greater than 5%.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

11.              FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments that are accounted for at fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$86,593,058	$—	$86,593,058
Credit risk transfer securities	—	563,796	—	563,796
Non-Agency mortgage-backed securities	—	1,006,785	—	1,006,785
Residential mortgage loans	—	1,666,157	—	1,666,157
Mortgage servicing rights	—	—	599,014	599,014
Commercial real estate debt investments	—	2,857,463	—	2,857,463
Interest rate swaps	—	82,458	—	82,458
Other derivatives	4,857	124,823	—	129,680
Total assets	$4,857	$92,894,540	$599,014	$93,498,411
Liabilities:
Securitized debt of consolidated VIEs	$—	$2,728,692	$—	$2,728,692
Interest rate swaps	—	376,106	—	376,106
Other derivatives	111,610	6,321	—	117,931
Total liabilities	$111,610	$3,111,119	$—	$3,222,729

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets:
Agency mortgage-backed securities	$—	$90,551,763	$—	$90,551,763
Credit risk transfer securities	—	651,764	—	651,764
Non-Agency mortgage-backed securities	—	1,097,294	—	1,097,294
Residential mortgage loans	—	1,438,322	—	1,438,322
Mortgage servicing rights	—	—	580,860	580,860
Commercial real estate debt investments	—	3,089,108	—	3,089,108
Interest rate swaps	—	30,272	—	30,272
Other derivatives	218,361	65,252	—	283,613
Total assets	$218,361	$96,923,775	$580,860	$97,722,996
Liabilities:
Securitized debt of consolidated VIEs	$—	$2,971,771	$—	$2,971,771
Interest rate swaps	—	569,129	—	569,129
Other derivatives	12,285	26,440	—	38,725
Total liabilities	$12,285	$3,567,340	$—	$3,579,625

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

	June 30, 2018		December 31, 2017
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average)	Unobservable Input (1)	(Weighted Average)
Discounted cash flow	Discount rate	9.0% -12.0% (9.4%)	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	4.5% - 12.2% (7.4%)	Prepayment rate	4.6% - 22.3% (9.4%)
	Delinquency rate	0.0% - 5.0% (2.4%)	Delinquency rate	0.0% - 13.0% (2.2%)
	Cost to service	$82 - $134 ($106)	Cost to service	$84 - $181 ($102)

(1)	Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities at June 30, 2018 and December 31, 2017.

		June 30, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:		(dollars in thousands)
Cash and cash equivalents	1	$1,135,329	$1,135,329	$706,589	$706,589
Agency mortgage-backed securities	2	86,593,058	86,593,058	90,551,763	90,551,763
Credit risk transfer securities	2	563,796	563,796	651,764	651,764
Non-Agency mortgage-backed securities	2	1,006,785	1,006,785	1,097,294	1,097,294
Residential mortgage loans	2	1,666,157	1,666,157	1,438,322	1,438,322
Mortgage servicing rights	3	599,014	599,014	580,860	580,860
Commercial real estate debt investments	2	2,857,463	2,857,463	3,089,108	3,089,108
Commercial real estate debt and preferred equity, held for investment	3	1,251,138	1,258,236	1,029,327	1,035,095
Loans held for sale, net	3	42,458	42,495	—	—
Corporate debt	2	1,256,276	1,254,072	1,011,275	1,014,139
Interest rate swaps	2	82,458	82,458	30,272	30,272
Other derivatives	1,2	129,680	129,680	283,613	283,613
Reverse repurchase agreements	1	259,762	259,762	—	—
Financial liabilities:
Repurchase agreements	1,2	$75,760,655	$75,760,655	$77,696,343	$77,697,828
Other secured financing	1,2	3,760,487	3,759,980	3,837,528	3,837,595
Securitized debt of consolidated VIEs	2	2,728,692	2,728,692	2,971,771	2,971,771
Mortgage payable	3	309,878	302,149	309,686	310,218
Interest rate swaps	2	376,106	376,106	569,129	569,129
Other derivatives	1,2	117,931	117,931	38,725	38,725

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

12.        SECURED FINANCING

The Company had outstanding $75.8 billion and $77.7 billion of repurchase agreements with weighted average borrowing rates of 1.91% and 1.89%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 71 days and

58 days at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

	June 30, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	30,476,466	263,467	161,587	—	17,996	30,919,516	2.15%
30 to 59 days	6,314,836	7,950	—	—	6,155	6,328,941	2.11%
60 to 89 days	14,105,633	64,443	105,187	—	—	14,275,263	2.15%
90 to 119 days	9,278,603	—	—	—	—	9,278,603	2.08%
Over 120 days (1)	14,321,748	—	—	488,579	148,005	14,958,332	2.32%
Total	$74,497,286	$335,860	$266,774	$488,579	$172,156	$75,760,655	2.17%

	December 31, 2017
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	33,421,609	263,528	253,290	—	18,125	33,956,552	1.69%
30 to 59 days	10,811,515	7,229	3,658	—	6,375	10,828,777	1.44%
60 to 89 days	13,800,743	7,214	47,830	—	—	13,855,787	1.59%
90 to 119 days	10,128,006	—	—	—	—	10,128,006	1.39%
Over 120 days (1)	8,542,108	—	—	385,113	—	8,927,221	1.77%
Total	$76,703,981	$277,971	$304,778	$385,113	$24,500	$77,696,343	1.61%

(1)	Approximately 0% and 1% of the total repurchase agreements had a remaining maturity over 1 year at June 30, 2018 and December 31, 2017, respectively.

Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity are presented net in the Consolidated Statements of Financial Condition when the terms of the agreements permit netting. The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2018		December 31, 2017
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$2,909,762	$78,410,655	$1,250,000	$78,946,343
Amounts Offset	(2,650,000)	(2,650,000)	(1,250,000)	(1,250,000)
Netted Amounts	$259,762	$75,760,655	$—	$77,696,343

The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.

At June 30, 2018, $3.6 billion of the advances matures between one to three years. At December 31, 2017, $2.1 billion of advances from the FHLB Des Moines matured beyond three years and $1.4 billion matures between one to three years. The weighted average rate of the advances from

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

the FHLB Des Moines was 2.40% and 1.49% at June 30, 2018 and December 31, 2017, respectively. The Company held $147.9 million of membership and activity-based stock in the FHLB Des Moines at June 30, 2018 and December 31, 2017, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $85.0 billion and $270.6 million, respectively, at June 30, 2018 and $87.0 billion and $267.3 million, respectively, at December 31, 2017.

The fair value of collateral received in connection with reverse repurchase agreements was $261.1 million as of June 30, 2018. The Company did not sell or repledge any of the collateral received as of June 30, 2018.

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

The table below summarizes fair value information about our derivative assets and liabilities at June 30, 2018 and December 31, 2017:

Derivatives Instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets:		(dollars in thousands)
Interest rate swaps	Interest rate swaps, at fair value	$82,458	$30,272
Interest rate swaptions	Other derivatives, at fair value	82,034	36,150
TBA derivatives	Other derivatives, at fair value	36,394	29,067
Futures contracts	Other derivatives, at fair value	4,857	218,361
Purchase commitments	Other derivatives, at fair value	258	35
Credit derivatives (1)	Other derivatives, at fair value	6,137	—
		$212,138	$313,885
Liabilities:
Interest rate swaps	Interest rate swaps, at fair value	$376,106	$569,129
TBA derivatives	Other derivatives, at fair value	63	21,776
Futures contracts	Other derivatives, at fair value	111,610	12,285
Purchase commitments	Other derivatives, at fair value	25	157
Credit derivatives (1)	Other derivatives, at fair value	6,233	4,507
		$494,037	$607,854

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $60.0 million at June 30, 2018. The maximum potential amount of future payments is the notional amount of $357.6 million and $125.0 million at June 30, 2018 and December 31, 2017, respectively. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2018 and December 31, 2017:

June 30, 2018
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$32,086,800	1.76%	2.34%	1.62
3 - 6 years	15,449,650	2.27%	2.31%	4.67
6 - 10 years	12,476,900	2.45%	2.24%	8.59
Greater than 10 years	4,076,400	3.58%	2.21%	17.48
Total / Weighted Average	$64,089,750	2.08%	2.31%	4.43

December 31, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$6,532,000	1.56%	1.62%	2.08
3 - 6 years	14,791,800	2.12%	1.57%	4.51
6 - 10 years	10,179,000	2.35%	1.58%	8.04
Greater than 10 years	3,826,400	3.65%	1.51%	18.47
Total / Weighted Average	$35,329,200	2.22%	1.58%	6.72

(1)	There were no forward starting swaps at June 30, 2018. Notional amount includes $8.1 billion of forward starting pay fixed swaps at December 31, 2017.

(2)	Excludes forward starting swaps.

(3)	Weighted average fixed rate on forward starting pay fixed swaps was 1.86% at December 31, 2017.

The following table presents swaptions outstanding at June 30, 2018 and December 31, 2017.

June 30, 2018	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$3,250,000	2.75%	3M LIBOR	10.28	3.16

December 31, 2017	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$6,000,000	2.62%	3M LIBOR	9.97	4.49

The following table summarizes certain characteristics of the Company’s TBA derivatives at June 30, 2018 and December 31, 2017:

June 30, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$8,000,000	$8,144,363	$8,180,694	$36,331

December 31, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,828,000	$16,381,826	$16,390,251	$8,425
Sale contracts	(250,000)	(254,804)	(255,938)	(1,134)
Net TBA derivatives	$15,578,000	$16,127,022	$16,134,313	$7,291

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table summarizes certain characteristics of the Company’s futures derivatives at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(480,000)	2.00
U.S. Treasury futures - 5 year	$—	$(4,987,400)	4.42
U.S. Treasury futures - 10 year and greater	—	(10,274,500)	7.13
Total	$—	$(15,741,900)	6.12

	December 31, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(17,161,000)	2.00
U.S. Treasury futures - 5 year	—	(4,217,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(4,914,500)	7.01
Total	$—	$(26,292,900)	3.32

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at June 30, 2018 and December 31, 2017, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	June 30, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$82,458	$(44,260)	$—	$38,198
Interest rate swaptions, at fair value	82,034	—	—	82,034
TBA derivatives, at fair value	36,394	(63)	—	36,331
Futures contracts, at fair value	4,857	(4,857)	—	—
Purchase commitments	258	—	—	258
Credit derivatives	6,137	(5,736)	—	401
Liabilities:
Interest rate swaps, at fair value	$376,106	$(44,260)	$—	$331,846
TBA derivatives, at fair value	63	(63)	—	—
Futures contracts, at fair value	111,610	(4,857)	(106,753)	—
Purchase commitments	25	—	—	25
Credit derivatives	6,233	(5,736)	(497)	—

	December 31, 2017
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$30,272	$(27,379)	$—	$2,893
Interest rate swaptions, at fair value	36,150	—	—	36,150
TBA derivatives, at fair value	29,067	(12,551)	—	16,516
Futures contracts, at fair value	218,361	(12,285)	—	206,076
Purchase commitments	35	—	—	35
Liabilities:
Interest rate swaps, at fair value	$569,129	$(27,379)	$—	$541,750
TBA derivatives, at fair value	21,776	(12,551)	—	9,225
Futures contracts, at fair value	12,285	(12,285)	—	—
Purchase commitments	157	—	—	157
Credit derivatives	4,507	—	(3,520)	987

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination or Maturity of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
	(dollars in thousands)
Three Months Ended:
June 30, 2018	$31,475	$—	$343,475
June 30, 2017	$(96,470)	$(58)	$(177,567)
Six Months Ended:
June 30, 2018	$(16,685)	$834	$1,320,760
June 30, 2017	$(200,626)	$(58)	$(28,383)

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Three Months Ended June 30, 2018
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(30,228)	$11,123	$(19,105)
Net interest rate swaptions	(35,667)	3,999	(31,668)
Futures	62,618	15,684	78,302
Purchase commitments	—	59	59
Credit derivatives	2,889	3,712	6,601
Total			$34,189

Three Months Ended June 30, 2017
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$165,777	$(72,844)	$92,933
Net interest rate swaptions	—	(10,438)	(10,438)
Futures	(59,397)	(37,588)	(96,985)
Purchase commitments	—	8	8
Credit derivatives	136	(77)	59
Total			$(14,423)

Six Months Ended June 30, 2018
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(308,127)	$29,039	$(279,088)
Net interest rate swaptions	(57,100)	71,220	14,120
Futures	557,630	(312,828)	244,802
Purchase commitments	—	425	425
Credit derivatives	4,402	2,383	6,785
Total			$(12,956)

Six Months Ended June 30, 2017
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gain (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$105,463	$10,237	$115,700
Net interest rate swaptions	—	(10,438)	(10,438)
Futures	(58,424)	(61,292)	(119,716)
Purchase commitments	—	272	272
Credit derivatives	136	(77)	59
Total			$(14,123)

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

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

of all derivative instruments with the aforementioned features that are in a net liability position at June 30, 2018 was approximately $330.8 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

14.     COMMON STOCK AND PREFERRED STOCK

At June 30, 2018, the Company’s authorized shares of capital stock, par value of $0.01 per share, consisted of 1,909,750,000 shares classified as common stock, 12,000,000 shares classified as 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”), 18,400,000 shares classified as 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”), 11,500,000 shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”), 28,800,000 shares classified as 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”) and 19,550,000 shares classified as 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”).

(A)Common Stock

At June 30, 2018 and December 31, 2017, the Company had issued and outstanding 1,164,333,831 and 1,159,585,078 shares of common stock, respectively, with a par value of $0.01 per share.

No options were exercised during the six months ended June 30, 2018 and 2017.

During the six months ended June 30, 2018, the Company raised $1.5 million, by issuing 147,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program. During the six months ended June 30, 2017, the Company raised $1.3 million, by issuing 113,000 shares of common stock, through the Direct Purchase and Dividend Reinvestment Program.

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the six months ended June 30, 2018, the Company issued 4.6 million shares under the at-the-market sales program for proceeds of $48.2 million, net of commissions and fees. In July 2018, the Company issued an additional 2.3 million shares under the at-the-market sales program for proceeds of $23.7 million, net of commissions and fees.

(B)Preferred Stock

On August 25, 2017, the Company redeemed all 7,412,500 of its issued and outstanding shares of 7.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for $187.5 million. The cash redemption amount for each share of Series A Preferred Stock was $25.00 plus accrued and unpaid dividends to, and including, the redemption date of August 25, 2017.

At June 30, 2018 and December 31, 2017, the Company had issued and outstanding 7,000,000 and 12,000,000 shares, respectively, of Series C Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series C Preferred Stock is entitled to a dividend at a rate of 7.625% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series C Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on May 16, 2017 (subject to the Company’s right under limited circumstances to redeem the Series C Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). During the six months ended June 30, 2018, the Company redeemed 5,000,000 shares of its Series C Preferred Stock for $125.0 million. Through June 30, 2018, the Company had declared and paid all required quarterly dividends on the Series C Preferred Stock, including $1.0 million, or $0.196 per share, for the 5,000,000 shares that were redeemed.

At June 30, 2018 and December 31, 2017, the Company had issued and outstanding 18,400,000 shares of Series D Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series D Preferred Stock is entitled to a dividend at a rate of 7.5% per year based on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series D Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing on September 13, 2017 (subject to the Company’s right under limited circumstances to redeem the Series D Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company). Through June 30, 2018, the Company had declared and paid all required quarterly dividends on the Series D Preferred Stock.

At December 31, 2017, the Company had issued and outstanding 11,500,000 shares of 7.625% Series E Preferred

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). During the six months ended June 30, 2018, the Company redeemed all 11,500,000 of its issued and outstanding shares of Series E Preferred Stock for $287.5 million.

At June 30, 2018 and December 31, 2017, the Company had issued and outstanding 28,800,000 shares of its Series F Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series F Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing from and including the original issue date to, but excluding September 30, 2022 (subject to the Company’s right under limited circumstances to redeem the Series F Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company), at a fixed rate equal to 6.95% per annum of the $25.00 liquidation preference, and from and including September 30, 2022, at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum of the $25.00 per share liquidation preference. Through June 30, 2018, the Company had declared and paid all required quarterly dividends on the Series F Preferred Stock.

During the six months ended June 30, 2018, the Company issued 17,000,000 shares of its 6.50% Series G Preferred

Stock, liquidation preference of $25.00 per share, for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses. The Series G Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not declared) exclusively at the Company’s option commencing from and including the original issue date to, but excluding March 31, 2023 (subject to the Company’s right under limited circumstances to redeem the Series G Preferred Stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change of control of the Company), at a fixed rate equal to 6.50% per annum of the $25.00 liquidation preference, and from and including March 31, 2023, at a floating rate equal to three-month LIBOR plus a spread of 4.172% per annum of the $25.00 per share liquidation preference. Through June 30, 2018, the Company had declared and paid all required quarterly dividends on the Series G Preferred Stock.

The Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock rank senior to the common stock of the Company.

(C)Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	Six Months Ended
	June 30, 2018	June 30, 2017
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$697,197	$611,400
Distributions declared per common share	$0.60	$0.60
Distributions paid to common stockholders after period end	$349,300	$305,709
Distributions paid per common share after period end	$0.30	$—
Date of distributions paid to common stockholders after period end	July 31, 2018	July 31, 2017
Dividends declared to Series A Preferred stockholders	$—	$7,296
Dividends declared per share of Series A Preferred Stock	$—	$0.984
Dividends declared to Series C Preferred stockholders	$7,652	$11,438
Dividends declared per share of Series C Preferred Stock (1)	$0.953	$0.953
Dividends declared to Series D Preferred stockholders	$17,250	$17,250
Dividends declared per share of Series D Preferred Stock	$0.938	$0.938
Dividends declared to Series E Preferred stockholders	$2,253	$10,962
Dividends declared per share of Series E Preferred Stock	$0.196	$0.953
Dividends declared to Series F Preferred stockholders	$25,020	$—
Dividends declared per share of Series F Preferred Stock	$0.869	$—
Dividends declared to Series G Preferred stockholders	$12,968	$—
Dividends declared per share of Series G Preferred Stock	$0.763	$—

(1)	Includes dividends declared per share for shares outstanding at June 30, 2018.

15.              INTEREST INCOME AND INTEREST EXPENSE
The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income:	(dollars in thousands)
Residential Investment Securities	$662,750	$459,308	$1,442,338	$975,218
Residential mortgage loans	18,868	7,417	34,373	11,281
Commercial investment portfolio (1)	79,343	68,153	151,800	132,498
Reverse repurchase agreements	15,845	2,548	27,782	6,156
Total interest income	776,806	537,426	1,656,293	1,125,153
Interest expense:
Repurchase agreements	400,475	197,151	731,849	370,241
Securitized debt of consolidated VIEs	18,201	11,977	33,853	26,827
Participation sold	—	42	—	195
Other	24,016	13,111	44,411	23,443
Total interest expense	442,692	222,281	810,113	420,706
Net interest income	$334,114	$315,145	$846,180	$704,447

(1)	Includes commercial real estate debt, preferred equity and corporate debt.

16.              GOODWILL
At June 30, 2018 and December 31, 2017, Goodwill totaled $71.8 million.

17.              NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except per share data)
Net income (loss)	$595,887	$14,522	$1,923,591	$454,930
Net income (loss) attributable to noncontrolling interest	(32)	(102)	(128)	(205)
Net income (loss) attributable to Annaly	595,919	14,624	1,923,719	455,135
Dividends on preferred stock	31,377	23,473	65,143	46,946
Net income (loss) available (related) to common stockholders	$564,542	$(8,849)	$1,858,576	$408,189
Weighted average shares of common stock outstanding-basic	1,160,436,777	1,019,000,817	1,160,029,575	1,018,971,942
Add: Effect of stock awards, if dilutive	542,674	—	514,005	385,755
Weighted average shares of common stock outstanding-diluted	1,160,979,451	1,019,000,817	1,160,543,580	1,019,357,697
Net income (loss) per share available (related) to common share:
Basic	$0.49	$(0.01)	$1.60	$0.40
Diluted	$0.49	$(0.01)	$1.60	$0.40

Options to purchase 0.5 million and 0.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and six months ended June 30, 2018 and 2017, respectively.

18.        LONG-TERM STOCK INCENTIVE PLAN

The Company maintains the 2010 Equity Incentive Plan (the “Plan”), which authorizes the Compensation Committee of the Board to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 25,000,000 shares, subject to adjustments as provided in the Plan. The Company had previously adopted a long-term stock incentive plan for executive officers, key employees and non-employee directors (the “Prior Plan”). The Prior Plan authorized the Compensation Committee of the Board to grant awards, including non-qualified options as well as incentive stock options as defined under Section 422 of the Code. The Prior Plan authorized the granting of options or other awards for an aggregate of the greater of 500,000 shares or 9.5% of the diluted outstanding shares of the Company’s common stock, up to a ceiling of 8,932,921 shares. No further awards will be made under the Prior Plan, although existing awards remain outstanding.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Stock options were issued at the market price on the date of grant, subject to an immediate or four year vesting in four equal installments with a contractual term of 5 or 10 years.

The following table sets forth activity related to the Company’s stock options awarded under the Prior Plan:

	Six Months Ended
	June 30, 2018		June 30, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding at the beginning of year	794,125	$15.30	1,125,625	$15.43
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(117,000)	15.85
Expired	(290,200)	16.45	(199,500)	15.74
Options outstanding at the end of period	503,925	$14.63	809,125	$15.29
Options exercisable at the end of the period	503,925	$14.63	809,125	$15.29

The weighted average remaining contractual term was approximately 0.5 years and 1.2 years for stock options outstanding and exercisable at June 30, 2018 and 2017, respectively.

At June 30, 2018 and 2017, there was no unrecognized compensation cost related to nonvested share-based compensation awards.

19.        INCOME TAXES
For the three months ended June 30, 2018 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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

During the three and six months ended June 30, 2018, the Company recorded $3.3 million and $3.8 million of income tax expense, respectively, attributable to its TRSs. During the three and six months ended June 30, 2017, the Company recorded $0.3 million of income tax benefit and $0.6 million of income tax expense, respectively, attributable to its TRSs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

20.      LEASE COMMITMENTS AND CONTINGENCIES

Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for each of the three months ended June 30, 2018 and 2017 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $27.3 million.
The following table details the future lease payments:

Years Ending December 31,	Lease Commitments
(dollars in thousands)
2018 (remaining)	$1,782
2019	3,565
2020	3,652
2021	3,862
2022	3,862
Later years	10,619
Total	$27,342

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2018 and December 31, 2017.

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

The payment of principal and interest on the Freddie Mac and Fannie Mae Agency mortgage-backed securities, which exclude CRT securities issued by Freddie Mac and Fannie Mae, is guaranteed by those respective agencies and the payment of principal and interest on Ginnie Mae Agency mortgage-backed securities is backed by the full faith and credit of the U.S. government. Substantially all of the Company’s Agency mortgage-backed securities have an actual or implied “AAA” rating.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

22.              ARCOLA REGULATORY REQUIREMENTS
Arcola is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

As a self-clearing, registered broker dealer, Arcola is required to maintain minimum net capital by FINRA. At June 30, 2018 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1, at June 30, 2018 was $389.5 million with excess net capital of $389.2 million.

23.              RELATED PARTY TRANSACTIONS
Management Agreement

The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the “Externalization”). The management agreement was effective as of July 1, 2013 and was amended on November 5, 2014, amended and restated on April 12, 2016, and amended and restated on August 1, 2018 (the management agreement, as amended and restated, is referred to as “Management Agreement”).

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

For the three and six months ended June 30, 2018, the compensation and management fee was $45.6 million and$90.1 million, respectively. For the three and six months ended June 30, 2017, the compensation and management fee was $38.9 million and $78.2 million, respectively. At June 30, 2018 and December 31, 2017, the Company had amounts payable to the Manager of $14.7 million and $13.8 million, respectively.

The Management Agreement’s current term ends on December 31, 2019 and will automatically renew for successive two-year terms unless at least two-thirds of the Company’s independent directors or the holders of a majority of the outstanding shares of the Company’s common stock in their sole discretion elect to terminate the agreement for any or no reason upon 365 days prior written notice (such notice, a “Termination Notice”).

If the Company makes an election to terminate the Management Agreement, the Company may elect to accelerate the Termination Date to a date that is between seven and 90 days after the date of the Company’s delivery of a Termination Notice (the “Notice Delivery Date”). If the Company does not make an election to accelerate the Termination Date, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either the Company or the Manager, in addition to any amounts accrued for the period prior to the Accelerated Termination Date, the Company shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365.

The Amended Management Agreement may also be terminated by the Manager for any reason or no reason upon 365 days prior written notice, or with shorter notice periods by either the Company or the Manager for cause or by the Company in the event of a sale of the Manager that was not pre-approved by the Independent Directors.

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

24.              SUBSEQUENT EVENTS
On August 1, 2018, the Company completed and closed a securitization of residential mortgage loans, OBX 2018-EXP1 Trust, with a face value of $383.4 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential mortgage credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in mortgage servicing rights

(“MSRs”); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and our ability to consummate the proposed MTGE Acquisition (defined below) on a timely basis or at all, and potential business disruption following the MTGE Acquisition (defined below). For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent Annual Report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	48
Pending Acquisition of MTGE Investment Corp.	48
Business Environment	49
Economic Environment	49
Results of Operations	50
Net Income (Loss) Summary	50
Non-GAAP Financial Measures	52
Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	53
Premium Amortization Adjustment	54
Experienced and Projected Long-term CPR	55
Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	55
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA)	56
Economic Interest Expense and the Average Cost of Interest Bearing Liabilities	57
Realized and Unrealized Gains (Losses)	58
Other Income (Loss)	59
General and Administrative Expenses	59
Unrealized Gains and Losses	60
Return on Average Equity	60
Financial Condition	60
Residential Investment Securities	61
Contractual Obligations	64
Off-Balance Sheet Arrangements	64
Capital Management	64
Stockholders’ Equity	65
Common and Preferred Stock	65
Leverage and Capital	65
Risk Management	66
Risk Appetite	66
Governance	66
Description of Risks	67
Capital, Liquidity and Funding Risk Management	67
Funding	68
Excess Liquidity	70
Maturity Profile	71
Stress Testing	72
Liquidity Management Policies	72
Investment/Market Risk Management	72
Credit Risk Management	73
Counterparty Risk Management	74
Operational Risk Management	75
Compliance, Regulatory and Legal Risk Management	75
Critical Accounting Policies and Estimates	75
Valuation of Financial Instruments	76
Residential Investment Securities	76
Residential Mortgage Loans	76
Commercial Real Estate Investments	76
Interest Rate Swaps	76
Revenue Recognition	76
Consolidation of Variable Interest Entities	77
Use of Estimates	77
Glossary of Terms	78

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Overview

We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments and continuous management of our portfolio. We are a Maryland corporation that has elected to be taxed as a REIT. We are externally managed by Annaly Management Company LLC (“Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”

We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.

Our investment groups are comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests in non-Agency residential mortgage assets within the securitized product and residential mortgage loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity-backed middle market businesses across the capital structure.

For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Pending Acquisition of MTGE Investment Corp.

As previously disclosed in a Form 8-K filed with the SEC on May 3, 2018 (the “Merger 8-K”), on May 2, 2018, Annaly, Mountain Merger Sub Corporation, a wholly-owned subsidiary of Annaly (“Purchaser”), and MTGE Investment Corp. (“MTGE”) entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which, subject to the terms and conditions contained therein, we agreed to acquire MTGE (the “MTGE Acquisition”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of approximately $900.0 million based on the closing price of our common stock on April 30, 2018. Approximately 50% of such consideration will be payable in shares of our common stock, and approximately 50% will be payable in cash. On May 16, 2018, Purchaser commenced an exchange offer (the “Offer”) to purchase all of MTGE’s issued and outstanding shares of common stock and, upon the closing of the Offer, subject to customary closing conditions as set forth in the Merger Agreement, MTGE will be merged with and into Purchaser (the “Merger”), with Purchaser surviving the Merger. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that is outstanding as of immediately prior to the completion of the MTGE Acquisition will be converted into one share of a newly-designated series of our preferred stock, par value $0.01 per share, which we expect will be classified and designated as 8.125% Series H Cumulative Redeemable Preferred Stock, and which will have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.

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

For additional details regarding the terms and conditions of the Merger Agreement and related matters, please refer to the Merger Agreement and the Merger 8-K and the other documentation filed as exhibits thereto. Additional information regarding the transactions contemplated by the Merger Agreement, including associated risks, is contained in a registration statement on Form S-4 that we filed with the SEC in connection with the MTGE Acquisition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Business Environment
The three months ended June 30, 2018 signaled a sustained robust U.S. economic expansion while near-term recession risks remained relatively low. The Federal Reserve continued to gradually increase the Federal Funds Target Rate, in turn leading interest rates to move modestly higher. Unlike the challenging environment earlier in 2018, however, volatility declined across asset classes as positive economic fundamentals outweighed political uncertainty over issues such as global trade and the U.S. debt outlook. In this environment, we continued to take a defensive approach in our positioning, adjusting leverage and hedges to maintain an agnostic rate view. Agency mortgage-backed securities performed well on the back of strong fundamental factors such as benign prepayment speeds and we remain cautiously optimistic on the outlook for agency mortgage-backed securities in the second half of the year. We increased our allocation to credit, as we see select opportunities in some credit sectors, such as residential whole loans where healthy consumer balance sheets support housing fundamentals. Despite the select opportunities, we believe the broader credit sector continues to be fully valued, so we attempt to avoid investment opportunities where we are uncomfortable with the credit fundamentals or credit protection.

Economic Environment

The pace of economic growth picked up in the three months ended June 30, 2018, coming in above estimated potential growth. Measured by real gross domestic product (“GDP”), activity increased by an annualized 4.1% during the three months ended June 30, 2018, much higher than the 2.2% reading for the three months ended March 31, 2018. The rise was due to a reversion of personal consumption rate to an annualized rate of only 4.0% during the three months ended June 30, 2018 compared to a mere 0.5% for the three months ended March 31, 2018. Non-residential investment remained healthy, with firms investing at a 7.4% rate for three months ended June 30, 2018 after a similarly strong 11.5% annualized gain for the three months ended March 31, 2018. Residential investment remained very weak, only expanding by 1.0% during the three months ended June 30, 2018 after declining an annualized (3.4%) during the three months ended March 31, 2018. The trade balance provided a major boost to GDP growth, adding 1.1% to the growth rate during the three months ended June 30, 2018. Much of the increase in exports appeared to stem from foreign firms front-running anticipated tariffs set to become enforced in the third quarter, therefore to reverse in next quarter GDP growth. Meanwhile, the similarly volatile inventories component subtracted (1.00%) from growth in three months ended June 30, 2018, unlikely to boost growth in the second half of 2018. The government continued to add stimulus to the economy, adding 0.37% to real GDP in three months ended June 30, 2018.

The Federal Reserve System (“Fed”) currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell slightly in the second quarter of 2018 from 4.1% to 4.0%, remaining below the Fed’s estimate of the long-run unemployment rate of 4.5%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 211,000 jobs per month during the three months ended June 30, 2018, down slightly from 218,000 jobs added per month in the first quarter of 2018. Labor force growth has increased recently, rising 1.2% on a year-over-year basis compared to 1.0% in March 2018, with the participation rate now unchanged from October 2013 in spite of an aging population. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, has rebounded to 2.74% as of June 2018 compared to 2.64% in March. The Fed sees labor markets continuing to improve in 2018, projecting the unemployment rate to drop to 3.5% as of their June 13, 2018 economic projections.

Inflation remained near the Fed’s 2% target during the three months ended June 30, 2018, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 2.2% year-over-year in June 2018, up slightly from 2.1% in March 2018. The more stable core PCE measure, which excludes volatile food and energy prices, fell slightly to 1.9% in June 2018 compared to 2.0% in March 2018, after the latter saw an upward revision from 1.8% previously. The Fed expects the core and headline PCE measures to increase by 2.0% and 2.1% year-over-year by the fourth quarter of 2018, before both rising to 2.1% in the fourth quarter of 2019 where it is expected to remain in 2020 before settling at 2.0% over the longer-run.

The Federal Open Market Committee (“FOMC”) continued to support its dual mandate by keeping its target for the federal funds rate at accommodative levels, while gradually reducing the size of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC kept the target range for the federal funds rate unchanged at 1.50%-1.75% at its May 1-2, 2018 meeting before raising it to 1.75%-2.00% at its June 12-13, 2018 meeting. Continued labor market and inflation improvement led the FOMC to keep its economic outlook optimistic, with the median member revising up their outlook for remaining interest rate hikes in 2018 from one to two as their GDP, unemployment and inflation forecasts all improved. Additionally, the FOMC removed language that the funds rate will only be adjusted gradually and below the long-run level, adding to their flexibility as the hiking cycle continues. In April 2018, the cap of portfolio runoff amount increased from $12.0 billion to $18.0 billion per month for U.S. Treasury securities and from $8.0 billion to $12.0 billion per month for Agency mortgage-backed securities. The program will be increased by the same amount every three months until maximum

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

monthly runoff levels of $30.0 billion and $20.0 billion, respectively, are reached.

During the three months ended June 30, 2018, the 10-year U.S. Treasury Rate moderated following the sell-off that began in the fourth quarter of 2017 as risks of a trade war and slowing global growth weighed on sentiment. Estimates of term premium, or the compensation required for purchasing longer-dated Treasury maturities, remained at very low levels, suggesting consistent demand for duration. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury Rate, was unchanged over the quarter, according to Bloomberg, though fluctuated somewhat.

The following table presents interest rates at each date presented:

	June 30, 2018	December 31, 2017	June 30, 2017
30-Year mortgage current coupon	3.60%	3.00%	3.03%
Mortgage basis	74 bps	59 bps	73 bps
10-Year U.S. Treasury rate	2.86%	2.41%	2.30%
LIBOR:
1-Month	2.09%	1.56%	1.22%
6-Month	2.50%	1.84%	1.45%

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

Net Income (Loss) Summary

The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except per share data)
Interest income	$776,806	$537,426	$1,656,293	$1,125,153
Interest expense	442,692	222,281	810,113	420,706
Net interest income	334,114	315,145	846,180	704,447
Realized and unrealized gains (losses)	294,646	(277,794)	1,139,335	(203,529)
Other income (loss)	34,170	30,865	68,193	62,511
Less: General and administrative expenses	63,781	54,023	126,291	107,851
Income (loss) before income taxes	599,149	14,193	1,927,417	455,578
Income taxes	3,262	(329)	3,826	648
Net income (loss)	595,887	14,522	1,923,591	454,930
Net income (loss) attributable to noncontrolling interest	(32)	(102)	(128)	(205)
Net income (loss) attributable to Annaly	595,919	14,624	1,923,719	455,135
Dividends on preferred stock	31,377	23,473	65,143	46,946
Net income (loss) available (related) to common stockholders	$564,542	$(8,849)	$1,858,576	$408,189
Net income (loss) per share available (related) to common stockholders:
Basic	$0.49	$(0.01)	$1.60	$0.40
Diluted	$0.49	$(0.01)	$1.60	$0.40
Weighted average number of common shares outstanding:
Basic	1,160,436,777	1,019,000,817	1,160,029,575	1,018,971,942
Diluted	1,160,979,451	1,019,000,817	1,160,543,580	1,019,357,697
Other information:
Asset portfolio at period-end	$96,314,032	$83,338,423	$96,314,032	$83,338,423
Average total assets	$99,607,615	$84,817,768	$100,325,093	$85,846,860
Average equity	$13,858,396	$12,628,387	$14,196,121	$12,610,915
Leverage at period-end (1)	6.0:1	5.6:1	6.0:1	5.6:1
Economic leverage at period-end (2)	6.4:1	6.4:1	6.4:1	6.4:1
Capital ratio (3)	13.2%	13.2%	13.2%	13.2%
Annualized return on average total assets	2.39%	0.07%	3.83%	1.06%
Annualized return (loss) on average equity	17.20%	0.46%	27.10%	7.21%
Annualized core return on average equity (excluding PAA) (4)	11.05%	10.54%	10.83%	10.61%
Net interest margin (5)	1.53%	1.23%	1.74%	1.35%
Net interest margin (excluding PAA) (4)	1.56%	1.53%	1.54%	1.54%
Average yield on interest earning assets	3.04%	2.58%	3.24%	2.66%
Average yield on interest earning assets (excluding PAA) (4)	3.07%	2.93%	3.03%	2.88%
Average cost of interest bearing liabilities (6)	1.89%	1.74%	1.90%	1.66%
Net interest spread	1.15%	0.84%	1.34%	1.00%
Net interest spread (excluding PAA) (4)	1.18%	1.19%	1.13%	1.22%
Constant prepayment rate	10.1%	10.9%	9.5%	11.2%
Long-term constant prepayment rate	9.1%	10.6%	9.1%	10.6%
Common stock book value per share	$10.35	$11.19	$10.35	$11.19
Interest income (excluding PAA) (4)	$784,322	$610,126	$1,545,414	$1,215,723
Economic interest expense (4) (6)	$411,217	$306,533	$826,798	$593,924
Economic net interest income (excluding PAA) (4)	$373,105	$303,593	$718,616	$621,799
Core earnings (4)	$375,297	$259,901	$878,964	$577,929
Premium amortization adjustment cost (benefit)	$7,516	$72,700	$(110,879)	$90,570
Core earnings (excluding PAA) (4)	$382,813	$332,601	$768,085	$668,499
Core earnings per common share (4)	$0.30	$0.23	$0.70	$0.52
PAA cost (benefit) per common share (4)	$—	$0.07	$(0.09)	$0.09
Core earnings (excluding PAA) per common share (4)	$0.30	$0.30	$0.61	$0.61

(1)	Debt consists of repurchase agreements, other secured financing, securitized debt and mortgages payable. Securitized debt and mortgages payable are non-recourse to us.

(2)	Computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity.

(3)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of securitized debt of consolidated VIEs).

(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(5)
Represents the sum of our interest income plus TBA dollar roll income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average outstanding TBA contract balances.

(6)
Includes GAAP interest expense and the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, this metric included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

GAAP
Net income (loss) was $595.9 million, which includes ($32.0) thousand attributable to a noncontrolling interest, or $0.49 per average basic common share, for the three months ended June 30, 2018 compared to $14.5 million, which includes ($0.1) million attributable to a noncontrolling interest, or $(0.01) per average basic common share, for the same period in 2017. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps, which was $343.5 million for the three months ended June 30, 2018 compared to $(177.6) million for the same period in 2017, reflecting a rise in forward interest rates during the three months ended June 30, 2018 compared to a decline in forward interest rates during the same period in 2017.

Net income (loss) was $1.9 billion, which includes $(0.1) million attributable to a noncontrolling interest, or $1.60 per average basic common share, for the six months ended June 30, 2018 compared to $454.9 million, which includes $(0.2) million attributable to a noncontrolling interest, or $0.40 per average basic common share, for the same period in 2017. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps, the lower net interest component of interest rate swaps and higher net interest income, partially offset by the change in net unrealized gains (losses) on instruments measured at fair value through earnings. Unrealized gains (losses) on interest rate swaps was $1.3 billion for the six months ended June 30, 2018 compared to $(28.4) million for the same period in 2017, reflecting a rise in forward interest rates during the six months ended June 30, 2018 compared to a decline in forward interest rates during the same period in 2017. The net interest component of interest rate swaps decreased $183.9 million to $(16.7) million for the six months ended June 30, 2018 compared to $(200.6) million for the same period in 2017, reflecting the change to an average net receive rate during the six months ended June 30, 2018 compared to average net pay rates during the same period in 2017. Net interest income increased $141.7 million to $846.2 million for the six months ended June 30, 2018 compared to $704.4 million for the same period in 2017, primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets, partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities. Net unrealized gains (losses) on instruments measured at fair value through earnings were $(100.0) million for the six months ended June 30, 2018 compared to $39.9 million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on MSRs.

Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $382.8 million, or $0.30 per average common share, for the three months ended June 30, 2018 compared to $332.6 million, or $0.30 per average common share, for the same period in 2017. Core earnings (excluding PAA) were $768.1 million, or $0.61 per average common share, for the six months ended June 30, 2018 compared to $668.5 million, or $0.61 per average common share, for the same period in 2017. Core earnings (excluding PAA) increased during each period in 2018 compared to the same periods in 2017 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps, partially offset by an increase in interest expense from higher borrowing rates, an increase in average Interest Bearing Liabilities and higher amortization on MSRs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)

Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments, and continuous management of our portfolio. We generate net income by earning a net interest spread on our investment portfolio, which is a function of our interest income from our investment portfolio less financing, hedging and operating costs.  Core earnings, which is comprised of interest income plus TBA dollar roll income, less financing and hedging costs and general and administrative expenses, and core earnings (excluding PAA), are used by management and, we believe, used by our analysts and investors to measure our progress in achieving this objective.

We seek to fulfill our principal business objective through a variety of factors including portfolio construction, the degree of market risk exposure and related hedge profile, and the use and forms of leverage, all while operating within the parameters of our capital allocation policy and risk governance framework.

We define “core earnings”, a non-GAAP measure, as net income (loss) excluding gains or losses on disposals of investments and termination or maturity of interest rate swaps, unrealized gains or losses on interest rate swaps and instruments measured at fair value through earnings, net gains and losses on other derivatives, impairment losses, net income (loss) attributable to noncontrolling interest, transaction expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on other derivatives) and realized amortization of MSRs (a component of net unrealized gains (losses) on instruments measured at fair value through earnings). Core earnings (excluding PAA) excludes the  premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities.

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

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands, except per share data)
GAAP net income (loss)	$595,887	$14,522	$1,923,591	$454,930
Less:
Realized (gains) losses on termination or maturity of interest rate swaps	—	58	(834)	58
Unrealized (gains) losses on interest rate swaps	(343,475)	177,567	(1,320,760)	28,383
Net (gains) losses on disposal of investments	66,117	5,516	52,649	281
Net (gains) losses on other derivatives	(34,189)	14,423	12,956	14,104
Net unrealized (gains) losses on instruments measured at fair value through earnings	48,376	(16,240)	99,969	(39,923)
Transaction expenses (1)	—	—	1,519	—
Net (income) loss attributable to noncontrolling interest	32	102	128	205
Plus:
TBA dollar roll income (loss) (2)	62,491	81,051	150,844	151,019
MSR amortization (3)	(19,942)	(17,098)	(41,098)	(31,128)
Core earnings (4)	375,297	259,901	$878,964	$577,929
Less:
Premium amortization adjustment cost (benefit)	7,516	72,700	(110,879)	90,570
Core earnings (excluding PAA) (4)	$382,813	$332,601	$768,085	$668,499
GAAP net income (loss) per common share	$0.49	$(0.01)	$1.60	$0.40
Core earnings per common share (4)	$0.30	$0.23	$0.70	$0.52
Core earnings (excluding PAA) per common share (4)	$0.30	$0.30	$0.61	$0.61
Annualized GAAP return (loss) on average equity	17.20%	0.46%	27.10%	7.21%
Annualized core return on average equity (excluding PAA) (4)	11.05%	10.54%	10.83%	10.61%

(1)	Represents costs incurred in connection with a securitization of residential whole loans.

(2)	Represents a component of Net gains (losses) on other derivatives in the Consolidated Statements of Comprehensive Income (Loss).

(3)
Represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized (gains) losses on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss).

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

TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value as Net gains (losses) on other derivatives in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).

TBA dollar roll income is calculated as the difference in price between two TBA contracts with the same terms but different settlement dates multiplied by the notional amount of the TBA contract. Although accounted for as derivatives, TBA dollar rolls capture the economic equivalent of net interest income, or carry, on the underlying Agency mortgage-backed security (interest income less an implied cost of financing). TBA dollar roll income is reported as a component of Net gains (losses) on other derivatives in the Consolidated Statements of Comprehensive Income (Loss).

Premium Amortization Adjustment

In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for our Agency mortgage-backed securities, excluding interest-only securities, multifamily and reverse mortgages, taking into account

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.

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

The following table illustrates the impact of the PAA on premium amortization expense for our Residential Investment Securities portfolio for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Premium amortization expense	$202,426	$251,084	$298,258	$454,718
Less: PAA cost (benefit)	7,516	72,700	(110,879)	90,570
Premium amortization expense (excluding PAA)	$194,910	$178,384	$409,137	$364,148

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(per average common share)
Premium amortization expense	$0.17	$0.25	$0.26	$0.45
Less: PAA cost (benefit)	—	0.07	(0.09)	0.09
Premium amortization expense (excluding PAA)	$0.17	$0.18	$0.35	$0.36

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

Three Months Ended	Experienced CPR (1)	Projected Long-term CPR (2)
June 30, 2018	10.1%	9.1%
June 30, 2017	10.9%	10.6%
Six Months Ended	Experienced CPR (1)	Long-term CPR (2)
June 30, 2018	9.5%	9.1%
June 30, 2017	11.2%	10.6%

(1)	For the three and six months ended June 30, 2018 and 2017, respectively.

(2)	At June 30, 2018 and 2017, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

interest-only securities), which can obscure underlying trends in the performance of the portfolio.

Economic interest expense is comprised of interest expense, as computed in accordance with GAAP, plus the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy.

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

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
June 30, 2018	$776,806	$7,516	$784,322
June 30, 2017	$537,426	$72,700	$610,126
Six Months Ended:
June 30, 2018	$1,656,293	$(110,879)	$1,545,414
June 30, 2017	$1,125,153	$90,570	$1,215,723

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
June 30, 2018	$442,692	$(31,475)	$411,217	$334,114	$(31,475)	$365,589	$7,516	$373,105
June 30, 2017	$222,281	$84,252	$306,533	$315,145	$84,252	$230,893	$72,700	$303,593
Six Months Ended:
June 30, 2018	$810,113	$16,685	$826,798	$846,180	$16,685	$829,495	$(110,879)	$718,616
June 30, 2017	$420,706	$173,218	$593,924	$704,447	$173,218	$531,229	$90,570	$621,799

(1)
Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)

Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average cost of interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as sum of interest income (excluding PAA) plus TBA dollar roll income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.

Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.

Net Interest Spread (excluding PAA)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
Three Months Ended:		(dollars in thousands)
June 30, 2018	$102,193,435	$784,322	3.07%	$87,103,807	$411,217	1.89%	$373,105	1.18%
June 30, 2017	$83,427,268	$610,126	2.93%	$70,486,779	$306,533	1.74%	$303,593	1.19%
Six Months Ended:
June 30, 2018	$102,086,239	$1,545,414	3.03%	$87,240,130	$826,798	1.90%	$718,616	1.13%
June 30, 2017	$84,545,709	$1,215,723	2.88%	$71,454,874	$593,924	1.66%	$621,799	1.22%

(1)	Does not reflect the unrealized gains/(losses).

(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(3)
Includes GAAP interest expense and the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, this metric included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll Income	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
Three Months Ended:		(dollars in thousands)
June 30, 2018	$784,322	62,491	(442,692)	31,475	$435,596	102,193,435	9,407,819	$111,601,254	1.56%
June 30, 2017	$610,126	81,051	(222,281)	(96,470)	$372,426	83,427,268	14,206,869	$97,634,137	1.53%
Six Months Ended:
June 30, 2018	$1,545,414	150,844	(810,113)	(16,685)	$869,460	102,086,239	10,729,080	$112,815,319	1.54%
June 30, 2017	$1,215,723	151,019	(420,706)	(200,626)	$745,410	84,545,709	12,431,327	$96,977,036	1.54%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

Economic Interest Expense and Average Cost of Interest Bearing Liabilities

Typically, our largest expense is the cost of Interest Bearing Liabilities and the net interest component of interest rate swaps. The table below shows our average Interest Bearing Liabilities and average cost of Interest Bearing Liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
Three Months Ended:	(dollars in thousands)
June 30, 2018	$87,103,807	$82,249,834	$411,217	1.89%	1.97%	2.50%	(0.53%)	(0.08)%	(0.61)%
June 30, 2017	$70,486,779	$69,721,618	$306,533	1.74%	1.06%	1.42%	(0.36)%	0.68%	0.32%
Six Months Ended:
June 30, 2018	$87,240,130	$82,249,834	$826,798	1.90%	1.81%	2.30%	(0.49)%	0.09%	(0.40)%
June 30, 2017	$71,454,874	$69,721,618	$593,924	1.66%	0.94%	1.40%	(0.46)%	0.72%	0.26%

(1)
Economic interest expense includes the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

Economic interest expense increased by $104.7 million to $411.2 million for the three months ended June 30, 2018 compared to the same period in 2017. Economic interest expense increased by $232.9 million to $826.8 million for the six months ended June 30, 2018 compared to the same period in 2017. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

change in the net interest component of interest rate swaps which was $31.5 million for the three months ended June 30, 2018 compared to ($84.3) million for the same period in 2017 and ($16.7) million for the six months ended June 30, 2018 compared to ($173.2) million for the same period in 2017.

We do not manage our portfolio to have a pre-designated amount of borrowings at quarter or year end. Our borrowings at period end are a snapshot of our borrowings as of a date, and this number may differ from average borrowings over the period for a number of reasons. The mortgage-backed securities we own pay principal and interest towards the end of each month and the mortgage-backed securities we purchase are typically settled during the beginning of the month. As a result, depending on the amount of mortgage-backed securities we have committed to purchase, we may retain the principal and interest we receive in the prior month, or we may use it to pay down our borrowings. Moreover, we generally use interest rate swaps, swaptions and other derivative instruments to hedge our portfolio, and as we pledge or receive collateral under these agreements, our borrowings on any given day may be increased or decreased. Our average borrowings during a quarter may differ from period end borrowings as we implement our portfolio management strategies and risk management strategies over changing market conditions by increasing or decreasing leverage. Additionally, these numbers may differ during periods when we conduct equity capital raises, as in certain instances we may purchase additional assets and increase leverage in anticipation of an equity capital raise. Since our average borrowings and period end borrowings can be expected to differ, we believe our average borrowings during a period provide a more accurate representation of our exposure to the risks associated with leverage than our period end borrowings.

At June 30, 2018 and December 31, 2017, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Investment Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Investment Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and increase the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$374,950	$(274,095)	$1,304,909	$(229,067)
Net gains (losses) on disposal of investments	(66,117)	(5,516)	(52,649)	(281)
Net gains (losses) on other derivatives	34,189	(14,423)	(12,956)	(14,104)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(48,376)	16,240	(99,969)	39,923
Total	$294,646	$(277,794)	$1,139,335	$(203,529)

(1)	Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended June 30, 2018 and 2017

Net gains (losses) on interest rate swaps for the three months ended June 30, 2018 was $375.0 million compared to ($274.1) million for the same period in 2017. The change was primarily attributable to the change in unrealized gains (losses) on interest rate swaps which was $343.5 million for the three months ended June 30, 2018 compared to ($177.6) million for the same period in 2017, reflecting a rise in forward interest rates during the three months ended June 30, 2018 compared to a decline in forward interest rates during the same period in 2017.

Net gains (losses) on disposal of investments was ($66.1) million for the three months ended June 30, 2018 compared with ($5.5) million for the same period in 2017. During the three months ended June 30, 2018, we disposed of

Residential Investment Securities with a carrying value of $2.9 billion for an aggregate net loss of ($63.1) million. For the same period in 2017, we disposed of Residential Investment Securities with a carrying value of $2.5 billion for an aggregate net loss of ($5.2) million.

Net gains (losses) on other derivatives was $34.2 million for the three months ended June 30, 2018 compared to ($14.4) million for the same period in 2017. Net gains (losses) on futures contracts was $78.3 million for the three months ended June 30, 2018 compared to ($97.0) million for the same period in 2017. Net gains (losses) on TBA derivatives was ($19.1) million for the three months ended June 30, 2018 compared to $92.9 million for the same period in 2017.

Net unrealized gains (losses) on instruments measured at fair value through earnings was ($48.4) million for the three

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

months ended June 30, 2018 compared to $16.2 million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on MSRs for the three months ended June 30, 2018 compared to the same period in 2017.

For the Six Months Ended June 30, 2018 and 2017

Net gains (losses) on interest rate swaps for the six months ended June 30, 2018 was $1.3 billion compared to ($229.1) million for the same period in 2017. The change was primarily attributable to the change in unrealized gains (losses) on interest rate swaps which was $1.3 billion for the six months ended June 30, 2018 compared to ($28.4) million for the same period in 2017, reflecting a rise in forward interest rates during the six months ended June 30, 2018 compared to a decline in forward interest rates during the same period in 2017.

Net gains (losses) on disposal of investments was ($52.6) million for the six months ended June 30, 2018 compared with ($0.3) million for the same period in 2017. During the six months ended June 30, 2018, we disposed of Residential Investment Securities with a carrying value of $3.4 billion for an aggregate net loss of ($50.0) million. For the same period in 2017, we disposed of Residential Investment Securities with a carrying value of $4.6 billion for an aggregate net loss of ($4.0) million and residential mortgage loans for a net loss of ($1.3) million partially offset by a disposal of a wholly-owned triple net leased property for a gain of $5.1 million.

Net gains (losses) on other derivatives was ($13.0) million for the six months ended June 30, 2018 compared to ($14.1) million for the same period in 2017. Net gains (losses) on futures contracts was $244.8 million for the six months ended June 30, 2018 compared to ($119.7) million for the same period in 2017. Net gains (losses) on TBA derivatives was ($279.1) million for the six months ended June 30, 2018 compared to $115.7 million for the same period in 2017.

Net unrealized gains (losses) on instruments measured at fair value through earnings was ($100.0) million for the six months ended June 30, 2018 compared to $39.9 million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on MSRs for the six months ended June 30, 2018 compared to the same period in 2017.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
Three Months Ended:	(dollars in thousands)
June 30, 2018	$63,781	0.26%	1.84%
June 30, 2017	$54,023	0.25%	1.71%
Six Months Ended:
June 30, 2018	$126,291	0.25%	1.78%
June 30, 2017	$107,851	0.25%	1.71%

(1)
Includes $1.5 million of transaction costs incurred in connection with a securitization of residential whole loans for the six months ended June 30, 2018. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.25% and as a percentage of average equity were 1.76% for the six months ended June 30, 2018.

G&A expenses were $63.8 million for the three months ended June 30, 2018, an increase of $9.8 million compared to the same period in 2017. G&A expenses were $126.3 million for the six months ended June 30, 2018, an increase of $18.4 million compared to the same period in 2017. The change in each period was attributable to higher compensation and management fees, reflecting an increase in adjusted stockholders’ equity primarily resulting from the equity capital raised during the second half of 2017. In addition, the the six months ended June 30, 2018 period reflects higher other G&A expenses primarily due to costs incurred in

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

connection with a securitization of residential whole loans during the first quarter of 2018.

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

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Unrealized gain	$55,406	$157,818
Unrealized loss	(3,489,853)	(1,283,838)
Net unrealized gain (loss)	$(3,434,447)	$(1,126,020)

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

The fair value of these securities being less than amortized cost at June 30, 2018 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 17.20% and 0.46% for the three months ended June 30, 2018 and 2017, respectively. Our annualized return (loss) on average equity was 27.10% and 7.21% for the six months ended June 30, 2018 and 2017, respectively.

The following table shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity (3)	G&A Expenses/Average Equity	Income Taxes/Average Equity	Return on Average Equity
Three Months Ended:
June 30, 2018	10.55%	7.59%	0.99%	(1.84%)	(0.09%)	17.20%
June 30, 2017	7.31%	(6.13%)	0.98%	(1.71%)	0.01%	0.46%
Six Months Ended:
June 30, 2018	11.69%	16.28%	0.96%	(1.78%)	(0.05%)	27.10%
June 30, 2017	8.42%	(0.48%)	0.99%	(1.71%)	(0.01%)	7.21%

(1)
Economic net interest income includes the net interest component of interest rate swaps. Prior to the three ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

(2)	Realized and unrealized gains and losses excludes the net interest component of interest rate swaps.

(3)	Other income (loss) includes investment advisory income, dividend income from affiliate, and other income (loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Financial Condition

Total assets were $98.8 billion and $101.8 billion at June 30, 2018 and December 31, 2017, respectively. The change was primarily due to a ($4.1) billion decrease in Residential Investment Securities partially offset by a $428.7 million increase in cash, a $259.8 million increase in reverse repurchase agreements, a $245.0 million increase in corporate debt and a $227.8 million increase in residential mortgage loans. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class was as follows at June 30, 2018:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans	CRE Debt & Preferred Equity Investments (2)	Investments in CRE	Corporate Debt	Total (3)
	(dollars in thousands)
Assets:
Fair Value/Carrying Value	$87,192,072	$8,180,694	$563,796	$2,672,942	$4,151,059	$477,887	$1,256,276	$96,314,032

Debt:
Repurchase agreements	74,497,286	8,000,000	335,860	266,774	660,735	—	—	75,760,655
Other secured financing	2,546,975	—	—	937,720	130,000	—	145,792	3,760,487
Securitized debt	—	—	—	374,312	2,354,380	—	—	2,728,692
Net forward purchases	979,049	—	14,557	—	93,500	—	—	1,087,106
Mortgages payable	—	—	—	—	—	309,878	—	309,878
Net Equity Allocated	$9,168,762	$180,694	$213,379	$1,094,136	$912,444	$168,009	$1,110,484	12,667,214	(4)

Net Equity Allocated (%)	72%	1%	2%	9%	7%	1%	9%	100%
Debt/Net Equity Ratio	8.5:1	44.3:1	1.6:1	1.4:1	3.5:1	1.8:1	0.1:1	6.0:1	(5)

(1)	Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.

(2)	Includes loans held for sale, net.

(3)	Excludes the TBA asset, debt and equity balances.

(4)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.

(5)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Investment Securities

Substantially all of our Agency mortgage-backed securities at June 30, 2018  and December 31, 2017 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At June 30, 2018 and December 31, 2017 we had on our Consolidated Statements of Financial Condition a total of $142.5 million and $148.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Investment Securities acquired at a price below principal value) and a total of $6.0 billion and $6.2 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Investment Securities acquired at a price above principal value).

The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended June 30, 2018 and 2017 was 10.1% and 10.9%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of June 30, 2018 and 2017 was 9.1% and 10.6%, respectively.

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

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Residential Investment Securities: (1)
Principal Amount	$85,921,121	$87,518,155
Net Premium	4,609,636	4,682,299
Amortized Cost	90,530,757	92,200,454
Amortized Cost/Principal Amount	105.36%	105.35%
Carrying Value	87,185,951	91,197,901
Carrying Value / Principal Amount	101.47%	104.20%
Weighted Average Coupon Rate	3.73%	3.69%
Weighted Average Yield	2.91%	2.79%
Adjustable-Rate Residential Investment Securities: (1)
Principal Amount	$7,042,925	$8,002,252
Weighted Average Coupon Rate	3.19%	3.05%
Weighted Average Yield	2.73%	2.52%
Weighted Average Term to Next Adjustment	21 Months	24 Months
Weighted Average Lifetime Cap (2)	8.06%	8.12%
Principal Amount at Period End as % of Total Residential Investment Securities	8.20%	9.14%
Fixed-Rate Residential Investment Securities: (1)
Principal Amount	$78,878,196	$79,515,903
Weighted Average Coupon Rate	3.78%	3.75%
Weighted Average Yield	2.92%	2.82%
Principal Amount at Period End as % of Total Residential Investment Securities	91.80%	90.86%
Interest-Only Residential Investment Securities:
Notional Amount	$7,447,116	$7,793,767
Net Premium	1,287,119	1,342,048
Amortized Cost	1,287,119	1,342,048
Amortized Cost/Notional Amount	17.28%	17.22%
Carrying Value	977,688	1,102,920
Carrying Value/Notional Amount	13.13%	14.15%
Weighted Average Coupon Rate	3.35%	3.61%
Weighted Average Yield	4.03%	4.17%
(1)    Excludes interest-only mortgage-backed securities.
(2)    Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2018.

		Payment Structure		Investment Characteristics
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency Credit Risk Transfer	$536,768	$—	$536,768	5.34%	1.15%	0.30%	6.57%
Private Label Credit Risk Transfer	27,028	—	27,028	7.78%	3.51%	1.65%	6.32%
Alt-A	170,922	105,461	65,461	4.56%	10.71%	10.99%	10.53%
Prime	264,491	108,641	155,850	4.71%	11.05%	9.86%	14.24%
Subprime	426,449	159,019	267,430	2.91%	9.67%	18.93%	5.79%
Non-Performing Loan Securitizations	3,447	—	3,447	5.00%	48.95%	52.51%	2.35%
Prime Jumbo (>=2010 Vintage)	124,141	98,880	25,261	3.61%	14.45%	0.13%	8.63%
Prime Jumbo (>=2010 Vintage) Interest-Only	17,335	17,335	—	0.45%	—%	0.18%	8.95%
Total/Weighted Average	$1,570,581	$489,336	$1,081,245	4.60%	7.69%	8.79%	13.48%

(1)	Represents the 3 month voluntary prepayment rate (“VPR”).

Market Value By Sector and Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency Credit Risk Transfer	$—	$—	$536,768	$—	$536,768
Private Label Credit Risk Transfer	—	—	27,028	—	27,028
Alt-A	48,614	96,578	25,730	—	170,922
Prime	145,837	118,654	—	—	264,491
Subprime	—	47,190	379,259	—	426,449
Non-Performing Loan Securitizations	—	3,447	—	—	3,447
Prime Jumbo (>=2010 Vintage)	—	124,141	—	—	124,141
Prime Jumbo (>=2010 Vintage) Interest-Only	—	—	—	17,335	17,335
Total	$194,451	$390,010	$968,785	$17,335	$1,570,581

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2018. The table does not include the effect of net interest component of our interest rate swaps. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2018, the interest rate swaps had a net fair value of ($293.6) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$75,760,655	$—	$—	$—	$75,760,655
Interest expense on repurchase agreements (1)	333,590	—	—	—	333,590
Other secured financing	2,915	3,611,780	145,792	—	3,760,487
Interest expense on other secured financing (1)	94,465	143,568	3,358	—	241,391
Securitized debt of consolidated VIEs (principal)	—	—	1,882,640	819,857	2,702,497
Interest expense on securitized debt of consolidated VIEs	73,092	146,185	118,652	320,182	658,111
Mortgages payable (principal)	11,025	12,350	—	289,125	312,500
Interest expense on mortgages payable	13,243	24,847	24,746	26,716	89,552
Long-term operating lease obligations	3,267	7,340	7,723	9,012	27,342
Total	$76,292,252	$3,946,070	$2,182,911	$1,464,892	$83,886,125

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2018.

In the coming periods, we expect to continue to finance our Residential Investment Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages payable or other term financing structures to finance certain of our assets. During the six months ended June 30, 2018, we received $5.7 billion from principal repayments and $3.4 billion in cash from disposal of Residential Investment Securities, respectively. During the six months ended June 30, 2017, we received $5.8 billion from principal repayments and $4.6 billion in cash from disposal of Residential Investment Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at June 30, 2018.

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

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Stockholders’ Equity:	(dollars in thousands)
7.625% Series C Cumulative Redeemable Preferred Stock	$169,466	$290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	—	287,500
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	696,910	696,910
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	411,335	—
Common stock	11,643	11,596
Additional paid-in capital	17,268,596	17,221,265
Accumulated other comprehensive income (loss)	(3,434,447)	(1,126,020)
Accumulated deficit	(1,800,370)	(2,961,749)
Total stockholders’ equity	$13,768,590	$14,865,473

Common and Preferred Stock

The following table provides a summary of options activity for the periods presented:

	Options Exercised	Aggregate Exercise Price	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
Six Months Ended:	(dollars in thousands)
June 30, 2018	—	$—	147,000	$1,546
June 30, 2017	—	$—	113,000	$1,270

During the six months ended June 30, 2018, we issued 4.6 million shares under the at-the-market sales program for proceeds of $48.2 million, net of commissions and fees.

In July 2018, we issued an additional 2.3 million shares under the at-the-market sales program for proceeds of $23.7 million, net of commissions and fees.

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

Our debt-to-equity ratio at June 30, 2018 and December 31, 2017 was 6.0:1 and 5.7:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases of investments divided by total equity, at June 30, 2018 and December 31, 2017 was 6.4:1 and 6.6:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of securitized debt of consolidated VIEs), was 13.2% and 12.9% at June 30, 2018 and December 31, 2017, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Funding

Our primary financing sources are repurchase agreements provided through counterparty arrangements and through Arcola, other secured financing including funding from the Federal Home Loan Bank (“FHLB”), securitized debt, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either sold or used to collateralize additional borrowings.

We seek to conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered maturity profile.

Additionally, our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Arcola may also borrow funds through other repurchase agreements.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2018, the weighted average days to maturity was 71 days.

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

At June 30, 2018, we had total financial assets and cash pledged against existing liabilities of $88.5 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Investment Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2018 compared to December 31, 2017, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2018.

The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Three Months Ended:	(dollars in thousands)
June 30, 2018	$80,582,681	$75,760,655	$2,929,470	$259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
December 31, 2016	64,484,326	65,215,810	1,064,130	—
September 30, 2016	63,231,246	61,784,121	1,494,022	—
June 30, 2016	54,647,175	53,868,385	1,159,341	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2018. The weighted average remaining maturity on our repurchase agreements and other secured financing was 111 days at June 30, 2018:

June 30, 2018		June 30, 2018
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	30,922,430	2.15%	38.9%
30 to 59 days	6,328,941	2.11%	8.0%
60 to 89 days	14,275,263	2.15%	18.0%
90 to 119 days	9,278,603	2.08%	11.7%
Over 120 days (1)	18,715,905	2.35%	23.4%
Total	$79,521,142	2.18%	100.0%

(1)	Approximately 5% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2018:

		Weighted Average Rate
	Principal Balance	At Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$75,760,655	2.17%	1.99%	71
Other secured financing (2)	3,760,487	2.48%	2.57%	924
Securitized debt of consolidated VIEs (3)	2,702,497	2.70%	2.62%	3,199
Mortgages payable (3)	312,500	4.24%	4.36%	2,407
Total indebtedness	$82,536,139

(1)	Determined based on estimated weighted-average lives of the underlying debt instruments.

(2)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.

(3)	Non-recourse to Annaly.

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

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2018:

	Encumbered Assets	Unencumbered Assets	Total
	(dollars in thousands)
Financial Assets:
Cash and cash equivalents	$1,042,671	$92,658	$1,135,329
Investments, at carrying value: (1)
Agency mortgage-backed securities	80,997,975	4,542,820	85,540,795
Credit risk transfer securities	417,403	136,793	554,196
Non-Agency mortgage-backed securities	435,877	570,908	1,006,785
Residential mortgage loans	1,608,935	57,222	1,666,157
MSRs	4,164	594,850	599,014
Commercial real estate debt investments	2,733,405	124,058	2,857,463
Commercial real estate debt and preferred equity, held for investment	652,897	598,241	1,251,138
Loans held for sale, net	—	42,458	42,458
Corporate debt	642,016	614,260	1,256,276
Total financial assets	$88,535,343	$7,374,268	$95,909,611

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2018.

Liquid Assets	Carrying Value (1)
(dollars in thousands)
Cash and cash equivalents	$1,135,329
Residential Investment Securities (2)	87,101,776
Residential mortgage loans (3)	1,143,178
Commercial real estate debt investments (4)	315,050
Commercial real estate debt and preferred equity, held for investment	921,997
Loans held for sale, net	42,458
Corporate debt	772,114
Total liquid assets	$91,431,902
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	98.48%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $86.0 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2018. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $523.0 million.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.5 billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Maturity Profile

We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate sensitivity gap.

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

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2018 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,135,329	$—	$—	$—	$1,135,329
Agency mortgage-backed securities (principal)	—	—	2,837,663	81,508,805	84,346,468
Credit risk transfer securities (principal)	—	5,728	20,000	503,141	528,869
Non-Agency mortgage-backed securities (principal)	—	—	100,892	944,892	1,045,784
Residential mortgage loans (principal)	—	—	—	1,658,358	1,658,358
Commercial real estate debt investments (principal)	—	—	—	2,842,310	2,842,310
Commercial real estate debt and preferred equity (principal)	15,187	345,856	713,356	182,424	1,256,823
Corporate debt (principal)	—	—	61,810	1,205,166	1,266,976
Reverse repurchase agreements	259,762	—	—	—	259,762
Total financial assets - maturity	1,410,278	351,584	3,733,721	88,845,096	94,340,679
Effect of utilizing reset dates (1)	6,662,423	2,847,883	(1,684,108)	(7,826,198)
Total financial assets - interest rate sensitive	$8,072,701	$3,199,467	$2,049,613	$81,018,898	$94,340,679

Financial Liabilities:
Repurchase agreements	$53,372,845	$22,387,810	$—	$—	$75,760,655
Other secured financing	—	2,915	3,682,518	75,054	3,760,487
Securitized debt of consolidated VIE (principal)	—	—	—	2,702,497	2,702,497
Total financial liabilities - maturity	53,372,845	22,390,725	3,682,518	2,777,551	82,223,639
Effect of utilizing reset dates (1)(2)	(55,411,651)	13,276,366	12,954,336	29,180,949
Total financial liabilities - interest rate sensitive	$(2,038,806)	$35,667,091	$16,636,854	$31,958,500	$82,223,639

Maturity gap	$(51,962,567)	$(22,039,141)	$51,203	$86,067,545	$12,117,040

Cumulative maturity gap	$(51,962,567)	$(74,001,708)	$(73,950,505)	$12,117,040

Interest rate sensitivity gap	$10,111,507	$(32,467,624)	$(14,587,241)	$49,060,398	$12,117,040

Cumulative rate sensitivity gap	$10,111,507	$(22,356,117)	$(36,943,358)	$12,117,040

(1)	Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.

(2)	Includes effect of interest rate swaps.

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

Investment/Market Risk Management

One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

derivatives. Changes in the level of interest rates and spreads can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer increased liquidity and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2018. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2018. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis Points	(15.3%)	0.2%	1.8%
-50 Basis Points	(8.0%)	0.3%	2.0%
-25 Basis Points	(2.7%)	0.2%	1.3%
Base Interest Rate	—	—	—
+25 Basis Points	1.7%	(0.3%)	(1.9%)
+50 Basis Points	2.1%	(0.6%)	(4.2%)
+75 Basis Points	2.0%	(0.9%)	(7.0%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis Points	1.5%	11.5%
-15 Basis Points	0.9%	6.8%
-5 Basis Points	0.3%	2.3%
Base Interest Rate	—	—
+5 Basis Points	(0.3%)	(2.3%)
+15 Basis Points	(0.9%)	(6.7%)
+25 Basis Points	(1.5%)	(11.2%)

(1)
Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.

(2)
Scenarios include Residential Investment Securities, commercial real estate investments, corporate debt, repurchase agreements, other secured financing and interest rate swaps.  Economic net interest income includes the net interest component of interest rate swaps.

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

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition at June 30, 2018 and December 31, 2017 was as follows:

Asset Portfolio (using balance sheet values)
Category	June 30, 2018	December 31, 2017
Agency mortgage-backed securities	89.9%	90.6%
Credit risk transfer securities	0.6%	0.7%
Non-Agency mortgage-backed securities	1.1%	1.1%
Residential mortgage loans	1.7%	1.4%
Mortgage servicing rights	0.6%	0.6%
Commercial real estate (1)	4.8%	4.6%
Corporate debt	1.3%	1.0%

(1)	Net of unamortized origination fees.

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

The following table summarizes our exposure to counterparties by geography at June 30, 2018:

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
	(dollars in thousands)
North America	33	$53,980,782	$(117,504)	$2,247,252
Europe	13	16,555,183	(176,144)	1,496,257
Asia (non-Japan)	1	441,947	—	24,638
Japan	4	4,782,743	—	278,810
Total	51	$75,760,655	$(293,648)	$4,046,957

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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

Valuation of Financial Instruments

Residential Investment Securities

There is an active market for our Agency mortgage-backed securities, CRT securities and non-Agency mortgage-backed securities. Since we primarily invest in securities that can be valued using actively quoted prices for actively traded assets, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal fair values are determined using quoted prices from the TBA securities market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. Prepayment rates are difficult to predict and require estimation and judgment in the valuation of Agency mortgage-backed securities. All internal fair values are compared to external pricing sources and/or dealer quotes to determine reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

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

Core Earnings and Core Earnings Per Average Common Share
Non-GAAP measure that is defined as net income (loss) excluding gains or losses on disposals of investments and termination or maturity of interest rate swaps, unrealized gains or losses on interest rate swaps and instruments measured at fair value through earnings, net gains (losses) on other derivatives, impairment losses, net income (loss) attributable to noncontrolling interest, transaction expenses and certain other non-recurring gains or losses, and inclusive of TBA dollar roll income (a component of Net gains (losses) on other derivatives) and realized amortization of MSRs. Core earnings per average common share is calculated by dividing core earnings by average basic common shares for the period.

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

Interest Bearing Liabilities
Refers to repurchase agreements, securitized debt of consolidated VIEs, FHLB Des Moines advances, credit facilities, U.S. Treasury securities sold, not yet purchased and securities loaned. Average Interest Bearing Liabilities is based on daily balances.

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

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, securitized debt of consolidated VIEs and mortgages payable which are non-recourse to us, subject to customary carveouts.

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

Net Interest Margin
Represents the sum of the Company's interest income plus TBA dollar roll income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract balances.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

Residential Investment Securities
Refers to Agency mortgage-backed securities, CRT securities and non-Agency mortgage-backed securities.

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

T
______________________________________________________
Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, CRT securities, MSRs, non-Agency mortgage-backed securities, residential mortgage loans, commercial real estate investments, and corporate debt.

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

At June 30, 2018, we were not party to any pending material legal proceedings.

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

In addition, we will be required to devote significant attention and resources prior to closing to prepare for the post-closing operation of Annaly, as the combined company. Post-closing, Annaly, as the combined company, will be required to devote significant attention and resources to successfully integrate the MTGE portfolio and operating businesses into the existing Annaly structure. In particular, prior to the acquisition, we will have limited experience operating MTGE’s healthcare and senior living facilities portfolio. This business presents additional regulatory constraints and poses operational risks different from those that we have successfully managed in the past. This integration process, coupled with managing a new business line, may disrupt our businesses and, if ineffective, would limit the anticipated benefits of the MTGE Acquisition and could adversely affect our results of operations or cash flows, cause dilution to our earnings per share or book value per share, decrease or delay the expected accretive effect of the MTGE Acquisition, and negatively impact the share price of our common stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

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

ITEM 5.               OTHER INFORMATION
__________________________________________________________________________________________________________________________

In October 2017, the Board formed a special committee of the Board comprised of four independent directors (the “Special Committee”) to (i) consider, evaluate and, if deemed appropriate by the Committee in its sole discretion, negotiate, changes to the terms of the Management Agreement and (ii) recommend to the Board what action, if any, should be taken by the Board with respect to the Management Agreement. The Special Committee, with the assistance of its own independent legal, financial and compensation advisors, engaged in extensive discussions and negotiations with the Manager with respect to revisions to the Management Agreement and other agreements to address various matters that could adversely impact the Company, including retention risks related to key persons providing services to the Company and the Manager’s right to provide services to persons other than the Company. On August 1, 2018, following the unanimous recommendation of the Special Committee, the Board, with the unanimous approval of its independent directors (the “Independent Directors”), approved the Amended and Restated Management Agreement and the Severance and Noncompetition Agreement summarized below. Mr. Keyes and Ms. Denahan recused themselves from the Board’s discussion and vote on these matters.

In connection with these matters, the Special Committee hired and consulted with its own legal counsel, Hogan Lovells US LLP, financial advisor, HFF Securities, L.P., and compensation consultant, Frederic W. Cook & Co. Keefe, Bruyette & Woods, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as financial advisors to the Manager, and DLA Piper LLP (US) served as legal counsel to the Manager. Morgan, Lewis & Bockius LLP served as legal counsel to Mr. Keyes.

Amended and Restated Management Agreement

On August 1, 2018, the Company entered into an Amended and Restated Management Agreement (the “Amended Management Agreement”) with the Manager.  The Amended

Management Agreement amended and restated the prior Management Agreement.

The Amended Management Agreement expands the devotion of time and noncompetition provisions applicable to the Manager to provide that the Manager is required to devote its full business time and best efforts to the performance of the Manager’s duties under the Amended Management Agreement, and is prohibited from managing, operating, joining, controlling, participating in, or advising any person other than the Company without the prior written consent of the Risk Committee of the Board (the “Risk Committee”). The Amended Management Agreement also prohibits the Company from entering into any joint venture or making any co-investment without the approval of the Risk Committee.

The Amended Management Agreement’s initial term ends on December 31, 2019 and will automatically renew for successive two-year terms unless at least two-thirds of the Independent Directors or the holders of a majority of the outstanding shares of the Company’s common stock in their sole discretion elect to terminate the agreement for any or no reason upon 365 days prior written notice (such notice, a “Termination Notice”). During any period between the date of the Company’s delivery of a Termination Notice (the “Notice Delivery Date”) and the date designated by the Company as the date on which the Manager shall cease to provide management services to the Company (the “Termination Date”), the Manager shall continue to perform its duties and obligations under the Amended Management Agreement and cooperate with the Company to execute an orderly transition to a new manager.

If the Company makes an election to terminate the Amended Management Agreement, the Company may elect to accelerate the Termination Date to a date that is between seven and 90 days after the Notice Delivery Date. If the Company does not make an election to accelerate the Termination Date, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either the Company or the Manager, to the extent practicable, during the 60-day period immediately following the Accelerated Termination Date, the Manager shall continue to cooperate with the Company and its new manager to execute an orderly transition.

In addition to any amounts accrued for the period prior to the Accelerated Termination Date, the Company shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365. Any such Acceleration Fee shall be paid within 90 days following the Accelerated Termination Date.

The Amended Management Agreement provides that if, as a result of a termination of the agreement by the Company as described above, the Manager terminates an employee of the Manager without “cause” (as defined in the Amended Management Agreement) and such employee is not promptly re-hired by the Company or its new manager, the Manager shall provide severance payments to such employee in its discretion. The Amended Management Agreement also provides that the Manager shall endeavor to enter into employment or other services agreements with those employees of the Manager that enable it to provide management services to the Company.

The Amended Management Agreement may also be terminated by the Manager for any reason or no reason upon 365 days prior written notice, or with shorter notice periods by either the Company or the Manager for cause or by the Company in the event of a sale of the Manager that was not pre-approved by the Independent Directors.

Except as described herein, the terms and conditions of the Amended Management Agreement are substantially the same as described in our most recent Annual Report on Form 10-K. The foregoing description of the Amended Management Agreement does not purport to be complete and is qualified in its entirety by reference to the complete Amended Management Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated by reference herein.

Severance and Noncompetition Agreement

On August 1, 2018, in conjunction with the execution of the Amended Management Agreement, the Company and Kevin Keyes, the Company’s Chairman, Chief Executive Officer and President, also entered into a Severance and Noncompetition Agreement (the “Severance Agreement”). The term of the Severance Agreement continues through July

31, 2020, and will automatically renew for successive one-year terms unless either party gives written notice (a “Notice of Non-Renewal”) to the other of its intention not to renew at least 180 days prior to the expiration of the then-current term.

Upon (i) the removal of Mr. Keyes as the Company’s Chief Executive Officer without “cause” (as defined in the Severance Agreement), (ii) the resignation of Mr. Keyes with “good reason” (as defined in the Severance Agreement), or (iii) the expiration of the then-current term following a Notice of Non-Renewal provided by the Company (each, a “Severance Event”), the Company shall pay Mr. Keyes a cash payment equal to $30 million (the “Severance Payment”). The Severance Payment shall be payable in 12 equal monthly installments after Mr. Keyes’s separation from service upon or following a Severance Event (the “Severance Period”); provided that if such separation from service occurs within two years immediately following a “change of control” (as defined in the Severance Agreement), the Severance Payment shall be made in a single lump sum. The payment of the Severance Payment shall be subject to the execution of a waiver and release of claims against the Company and its subsidiaries and affiliates and on the continued compliance with the noncompetition provisions described below.

The Severance Agreement prohibits Mr. Keyes, during both the term of the Severance Agreement and the Severance Period, from, directly or indirectly, owning, managing, operating, controlling, consulting with, being employed by or otherwise providing services to, or participating in the ownership, management, operation or control of, any person or entity who engages in or intends to engage in the conduct of a Competitive Business. For purposes of the Severance Agreement, “Competitive Business” means (i) investing in Agency residential mortgage-backed securities (“Agency RMBS”), (ii) investing primarily in non-Agency RMBS within securitized products and residential mortgage loan markets in the U.S., (iii) originating and investing in commercial mortgage loans, securities, and other commercial real estate debt and equity investments in the U.S., (iv) providing financing to private equity-backed middle market businesses in the U.S., or (v) any other line of business activities in which the Company is engaged at the time of Mr. Keyes’s removal or resignation or non-renewal (each of (ii), (iii), (iv) and (v), a “Non-Agency Business”), but only if, as of the end of the fiscal year of the Company immediately preceding the date of Mr. Keyes’s termination of service, the equity capital of the Company attributable to such Non-Agency Business constitutes more than 10% of the total shareholders’ equity of the Company

The foregoing description of the Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the complete Severance Agreement, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.2 and incorporated by reference herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Articles Supplementary

On July 31, 2018, we filed with the State Department of Assessments and Taxation of the State of Maryland (the “SDAT”), Articles Supplementary (the “Articles Supplementary”) to our charter, reclassifying and designating (i) 11,500,000 authorized but unissued shares of our preferred stock, $0.01 par value per share, without designation as to series or class, as shares of our undesignated common stock and (ii) 5,000,000 authorized but unissued shares of our 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of our undesignated common stock. The Articles Supplementary became effective upon filing on July 31, 2018.

The foregoing description of the Articles Supplementary does not purport to be complete and is qualified in its entirety by reference to the complete Articles Supplementary, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and incorporated by reference herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

ITEM 6.                EXHIBITS
________________________________________________________________________________________________________________________________
Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, by and among the Registrant, Mountain Merger Sub Corporation and MTGE Investment Corp., dated as of May 2, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 3, 2018).

3.1
Articles Supplementary reclassifying and designating (i) 11,500,000 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of Registrant’s undesignated common stock and (ii) 5,000,000 authorized but unissued shares of Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of Registrant’s undesignated common stock. †

3.15
Form of Articles Supplementary designating Annaly’s 8.125% Series H Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.15 to Annaly’s Registration Statement (Registration No. 333-224968) on Form S-4A filed May 31, 2018).

4.10	Specimen Series H Preferred Stock Certificate (incorporated by reference to Exhibit 4.10 to Annaly’s Registration Statement (Registration No. 333-224968) on Form S-4A filed May 31, 2018).
10.1	Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of August 1, 2018. †
10.2	Severance and Noncompetition Agreement, by and between the Registrant and Kevin G. Keyes, dated as of August 1, 2018. *†
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

*  Management contracts or compensatory plans or arrangements.

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at June 30, 2018 (Unaudited) and December 31, 2017 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2017); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 2, 2018	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	August 2, 2018	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)