Form 10-Q
period 2018-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2018-11-02
CIK 1043219

CONFIDENTIAL DRAFT V4

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

CONFIDENTIAL DRAFT V4

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2018
Common Stock, $.01 par value	1,313,722,699

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2018 (Unaudited) and December 31, 2017 (Derived from the audited consolidated financial statements at December 31, 2017)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2018 and 2017	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2018 and 2017	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	18
Note 8. Variable Interest Entities	19
Note 9. Real Estate	23
Note 10. Derivative Instruments	24
Note 11. Fair Value Measurements	28
Note 12. Goodwill and Intangible Assets	31
Note 13. Secured Financing	32
Note 14. Capital Stock	34
Note 15. Interest Income and Interest Expense	36
Note 16. Net Income (Loss) per Common Share	38
Note 17. Income Taxes	38
Note 18. Risk Management	39
Note 19. Related Party Transactions	40
Note 20. Lease Commitments and Contingencies	41
Note 21. Arcola Regulatory Requirements	41
Note 22. Acquisition of MTGE Investment Corp.	41
Note 23. Subsequent Events	42
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Special Note Regarding Forward-Looking Statements	43
Overview	45
Acquisition of MTGE Investment Corp.	45
Business Environment	46
Results of Operations	47
Financial Condition	59
Capital Management	64
Risk Management	66
Critical Accounting Policies and Estimates	75
Glossary of Terms	78
Item 3. Quantitative and Qualitative Disclosures about Market Risk	86
Item 4. Controls and Procedures	86
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	87
Item 1A. Risk Factors	87
Item 6. Exhibits	88
SIGNATURES	89

PART I - FINANCIALINFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except per share data)
	September 30,	December 31,
	2018	2017 (1)
	(Unaudited)
ASSETS
Cash and cash equivalents (includes pledged assets $924,891 and $579,213, respectively) (2)	$1,082,747	$706,589
Securities (includes pledged assets of $84,613,575 and $84,752,790, respectively) (3)	91,338,611	92,563,572
Loans (includes pledged assets of $2,519,340 and $1,811,062, respectively)	4,224,203	2,999,148
Mortgage servicing rights (includes pledged assets of $2,958 and $5,224, respectively)	588,833	580,860
Assets transferred or pledged to securitization vehicles	4,287,821	3,306,133
Real estate, net	753,014	485,953
Derivative assets	404,841	313,885
Reverse repurchase agreements	1,234,704	—
Receivable for unsettled trades	1,266,840	1,232
Interest receivable	347,278	323,526
Goodwill and intangible assets, net	103,043	95,035
Other assets	329,868	384,117
Total assets	$105,961,803	$101,760,050
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Repurchase agreements	$79,073,026	$77,696,343
Other secured financing	4,108,547	3,837,528
Debt issued by securitization vehicles	3,799,542	2,971,771
Mortgages payable	511,588	309,686
Derivative liabilities	379,794	607,854
Payable for unsettled trades	2,505,428	656,581
Interest payable	399,605	253,068
Dividends payable	102,811	347,876
Other liabilities	125,606	207,770
Total liabilities	91,005,947	86,888,477
Stockholders’ Equity:
Preferred stock, par value $0.01 per share, 75,950,000 and 70,700,000 authorized, 73,400,000 and 70,700,000 issued and outstanding, respectively	1,778,168	1,720,381
Common stock, par value $0.01 per share, 1,924,050,000 and 1,929,300,000 authorized, 1,303,079,555 and 1,159,585,078 issued and outstanding, respectively	13,031	11,596
Additional paid-in capital	18,793,706	17,221,265
Accumulated other comprehensive income (loss)	(3,822,956)	(1,126,020)
Accumulated deficit	(1,811,955)	(2,961,749)
Total stockholders’ equity	14,949,994	14,865,473
Noncontrolling interests	5,862	6,100
Total equity	14,955,856	14,871,573
Total liabilities and equity	$105,961,803	$101,760,050

(1)	Derived from the audited consolidated financial statements at December 31, 2017.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $28.4 million and $42.3 million at September 30, 2018 and December 31, 2017, respectively.

(3)
Excludes $129.8 million and $66.3 million at September 30, 2018 and December 31, 2017, respectively, of non-Agency mortgage-backed securities and $275.8 million and $0 at September 30, 2018 and December 31, 2017, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except per share data)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income:
Interest income	$816,596	$622,550	$2,472,889	$1,747,703
Interest expense	500,973	268,937	1,311,086	689,643
Net interest income	315,623	353,613	1,161,803	1,058,060
Realized and unrealized gains (losses):
Net interest component of interest rate swaps	51,349	(88,211)	34,664	(288,837)
Realized gains (losses) on termination or maturity of interest rate swaps	575	—	1,409	(58)
Unrealized gains (losses) on interest rate swaps	417,203	56,854	1,737,963	28,471
Subtotal	469,127	(31,357)	1,774,036	(260,424)
Net gains (losses) on disposal of investments	(324,294)	(11,552)	(376,943)	(11,833)
Net gains (losses) on other derivatives	94,827	154,208	81,871	140,104
Net unrealized gains (losses) on instruments measured at fair value through earnings	(39,944)	(67,492)	(139,913)	(27,569)
Subtotal	(269,411)	75,164	(434,985)	100,702
Total realized and unrealized gains (losses)	199,716	43,807	1,339,051	(159,722)
Other income (loss)	(10,643)	28,282	57,550	90,793
General and administrative expenses:
Compensation and management fee	45,983	41,993	136,091	120,193
Other general and administrative expenses	80,526	15,023	116,709	44,674
Total general and administrative expenses	126,509	57,016	252,800	164,867
Income (loss) before income taxes	378,187	368,686	2,305,604	824,264
Income taxes	(7,242)	1,371	(3,416)	2,019
Net income (loss)	385,429	367,315	2,309,020	822,245
Net income (loss) attributable to noncontrolling interests	(149)	(232)	(277)	(437)
Net income (loss) attributable to Annaly	385,578	367,547	2,309,297	822,682
Dividends on preferred stock (1)	31,675	30,355	96,818	77,301
Net income (loss) available (related) to common stockholders	$353,903	$337,192	$2,212,479	$745,381
Net income (loss) per share available (related) to common stockholders:
Basic	$0.29	$0.31	$1.88	$0.72
Diluted	$0.29	$0.31	$1.88	$0.72
Weighted average number of common shares outstanding:
Basic	1,202,353,851	1,072,566,395	1,174,292,701	1,037,033,076
Diluted	1,202,353,851	1,073,040,637	1,174,292,701	1,037,445,177
Dividends declared per share of common stock	$0.30	$0.30	$0.90	$0.90
Net income (loss)	$385,429	$367,315	$2,309,020	$822,245
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities	(719,609)	195,251	(3,104,218)	397,600
Reclassification adjustment for net (gains) losses included in net income (loss)	331,100	15,367	407,282	48,144
Other comprehensive income (loss)	(388,509)	210,618	(2,696,936)	445,744
Comprehensive income (loss)	(3,080)	577,933	(387,916)	1,267,989
Comprehensive income (loss) attributable to noncontrolling interests	(149)	(232)	(277)	(437)
Comprehensive income (loss) attributable to Annaly	(2,931)	578,165	(387,639)	1,268,426
Dividends on preferred stock (1)	31,675	30,355	96,818	77,301
Comprehensive income (loss) attributable to common stockholders	$(34,606)	$547,810	$(484,457)	$1,191,125

(1)	Includes cumulative and undeclared dividends on the Company’s Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Preferred Stock
Beginning of period	$1,720,381	$1,200,559
Issuance	411,335	696,910
Acquisition of subsidiary	55,000	—
Redemption	(408,548)	(177,088)
End of period	$1,778,168	$1,720,381
Common Stock
Beginning of period	$11,596	$10,189
Issuance	1,103	690
Acquisition of subsidiary	330	—
Direct purchase and dividend reinvestment	2	2
End of period	$13,031	$10,881
Additional paid-in capital
Beginning of period	$17,221,265	$15,579,342
Stock compensation expense	1,789	1,276
Issuance	1,116,409	803,464
Acquisition of subsidiary	455,613	—
Redemption of preferred stock	(3,952)	(8,224)
Direct purchase and dividend reinvestment	2,582	1,947
End of period	$18,793,706	$16,377,805
Accumulated other comprehensive income (loss)
Beginning of period	$(1,126,020)	$(1,085,893)
Unrealized gains (losses) on available-for-sale securities	(3,104,218)	397,600
Reclassification adjustment for net gains (losses) included in net income (loss)	407,282	48,144
End of period	$(3,822,956)	$(640,149)
Accumulated deficit
Beginning of period	$(2,961,749)	$(3,136,017)
Net income (loss) attributable to Annaly	2,309,297	822,682
Dividends declared on preferred stock	(96,818)	(69,000)
Dividends and dividend equivalents declared on common stock and share-based awards	(1,062,685)	(937,825)
End of period	$(1,811,955)	$(3,320,160)

Total stockholder’s equity	$14,949,994	$14,148,758
Noncontrolling interests
Beginning of period	$6,100	$7,792
Net income (loss) attributable to noncontrolling interests	(277)	(437)
Equity contributions from (distributions to) noncontrolling interests	39	(895)
End of period	$5,862	$6,460

Total	$14,955,856	$14,155,218

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,309,020	$822,245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premiums and discounts of investments, net	474,449	668,195
Amortization of securitized debt premiums and discounts and deferred financing costs	991	618
Depreciation, amortization and other noncash expenses	63,839	21,686
Net (gains) losses on disposals of investments	376,943	11,833
Net (gains) losses on investments and derivatives	(1,679,921)	(141,006)
Income from unconsolidated joint ventures	6,441	2,223
Payments on purchases of loans held for sale	(191,641)	(230,503)
Proceeds from sales and repayments of loans held for sale	64,460	330,285
Net receipts (payments) on derivatives	1,519,228	(732,998)
Net change in:
Other assets	100,010	(30,387)
Interest receivable	(8,468)	(17,322)
Interest payable	124,316	68,598
Other liabilities	(136,510)	(43,936)
Net cash provided by (used in) operating activities	3,023,157	729,531
Cash flows from investing activities:
Payments on purchases of Residential Securities	(17,053,068)	(25,852,497)
Proceeds from sales of Residential Securities	9,558,735	11,598,472
Principal payments on Residential Securities	8,696,239	8,971,444
Payments on purchases of MSRs	(381)	(11,081)
Payments on purchases of corporate debt	(744,071)	(374,358)
Principal payments on corporate debt	235,423	295,380
Originations and purchases of commercial real estate related assets	(697,753)	(388,951)
Proceeds from sales of commercial real estate related assets	134,538	11,960
Principal repayments on commercial real estate related assets	478,726	852,381
Proceeds from reverse repurchase agreements	70,016,988	50,280,000
Payments on reverse repurchase agreements	(70,313,441)	(50,280,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,434	6,160
Payments on purchases of residential mortgage loans held for investment	(729,917)	(668,977)
Proceeds from repayments of residential mortgage loans held for investment	251,407	131,052
Payments on purchases of equity securities	—	(2,104)
Cash paid related to asset acquisition, net of cash acquired	(258,334)	—
Net payment from disposal of subsidiary	—	5,337
Net cash provided by (used in) investing activities	(419,475)	(5,425,782)

Cash flows from financing activities:
Proceeds from repurchase agreements and other secured financing	3,866,183,872	2,505,995,751
Principal payments on repurchase agreements and other secured financing	(3,868,097,943)	(2,501,952,817)
Proceeds from issuance of securitized debt	588,111	—
Principal repayments on securitized debt	(614,536)	(334,386)
Payment of deferred financing cost	—	(2,054)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,531,690	1,503,013
Redemption of preferred stock	(412,500)	(185,312)
Principal payments on participation sold	—	(12,827)
Principal payments on mortgages payable	(49)	(54)
Net contributions (distributions) from (to) noncontrolling interests	(780)	(895)
Dividends paid	(1,405,389)	(986,074)
Net cash provided by (used in) financing activities	(2,227,524)	4,024,345
Net (decrease) increase in cash and cash equivalents	376,158	(671,906)
Cash and cash equivalents including cash pledged as collateral, beginning of period	706,589	1,539,746
Cash and cash equivalents including cash pledged as collateral, end of period	$1,082,747	$867,840
Supplemental disclosure of cash flow information:
Interest received	$2,846,535	$2,460,097
Dividends received	$5,448	$3,774
Interest paid (excluding interest paid on interest rate swaps)	$1,159,384	$693,983
Net interest paid (received) on interest rate swaps	$(243,946)	$264,965
Taxes paid	$86	$2,612
Noncash investing activities:
Receivable for unsettled trades	$1,266,840	$340,033
Payable for unsettled trades	$2,505,428	$5,243,868
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(2,696,936)	$445,744
Noncash financing activities:
Dividends declared, not yet paid	$102,811	$326,425
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
The Company’s four investment groups are primarily comprised of the following:

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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”). The consolidated financial information as of December 31, 2017 has been derived from audited consolidated financial statements included in the Company’s 2017 Form 10-K. The Company reclassified previously presented financial information to conform to the current presentation.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported balance sheet amounts and/or disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
In the opinion of management, all normal, recurring adjustments have been included for a fair presentation of this interim financial information. Interim period operating results may not be indicative of the operating results for a full year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

3. SIGNIFICANT ACCOUNTING POLICIES
The Company’s significant accounting policies are described below or are included in the following notes:

Notes
Note 1. Description of Business	Note 9. Real Estate	Note 17. Income Taxes
Note 2. Basis of Presentation	Note 10. Derivative Instruments	Note 18. Risk Management
Note 3. Significant Accounting Policies	Note 11. Fair Value Measurements	Note 19. Related Party Transactions
Note 4. Financial Instruments	Note 12. Goodwill and Intangible Assets, Net	Note 20. Lease Commitments and Contingencies
Note 5. Securities	Note 13. Secured Financing	Note 21. Arcola Regulatory Requirements
Note 6. Loans	Note 14. Capital Stock	Note 22. Acquisition of MTGE Investment Corp.
Note 7. Mortgage Servicing Rights	Note 15. Interest Income and Interest Expense	Note 23. Subsequent Events
Note 8. Variable Interest Entities	Note 16. Net Income (Loss) Per Common Share

Principles of Consolidation – The consolidated financial statements include the accounts of the entities where the Company has a controlling financial interest. In order to determine whether the Company has a controlling financial interest, it first evaluates whether an entity is a voting interest entity (“VOE”) or a variable interest entity (“VIE”). All intercompany balances and transactions have been eliminated in consolidation.

Voting Interest Entities – A VOE is an entity that has sufficient equity and in which equity investors have a controlling financial interest. The Company consolidates VOEs where it has a majority of the voting equity of such VOE.

Variable Interest Entities – A VIE is defined as an entity in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, which is defined as the party that has both (i) the power to control the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company performs ongoing reassessments of whether changes in the facts and circumstances regarding the Company’s involvement with a VIE causes the Company’s consolidation conclusion to change. Refer to the “Variable Interest Entities” Note for further information.

Equity Method Investments - For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of joint ventures accounted for under the equity method. These investments are included in Real estate, net and Other assets with income or loss included in Other income (loss).

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $924.9 million and $579.2 million at September 30, 2018 and December 31, 2017, respectively.

Equity Securities – The Company may invest in equity securities that are not accounted for under the equity method or do not result in consolidation. These equity securities are required to be reported at fair value with unrealized gains and losses reported in the Consolidated Statements of Comprehensive Income (Loss) as Net unrealized gains (losses) on instruments measured at fair value through earnings, unless the securities do not have readily determinable fair values.  For such equity securities without readily determinable fair values, the Company has elected to carry the securities at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For equity securities carried at fair value through earnings, dividends are recorded in earnings on the declaration date. Dividends from equity securities without readily determinable fair values are recognized as income when received to the extent they are distributed from net accumulated earnings.

Fair Value Measurements and the Fair Value Option – The Company reports various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option (“FVO”). The Company chooses to elect the fair value option in order to simplify the accounting treatment for certain financial instruments. If an item is accounted for at fair

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

value, including financial instruments elected under the FVO, it is presented at fair value in the Consolidated Statements of Financial Condition and any change in fair value is recorded in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). The Company made elections to account for the investments at fair value as these elections simplify the accounting. For additional information regarding financial instruments for which the Company has elected the fair value option see the table in the “Financial Instruments” Note.

Refer to the “Fair Value Measurement” Note for a complete discussion on the methodology utilized by the Company to estimate the fair value of certain financial instruments.

Offsetting Assets and Liabilities - The Company elected to present all derivative instruments on a gross basis as discussed in the “Derivative Instruments” Note. Reverse repurchase and repurchase agreements are presented net in the Consolidated Statements of Financial Condition if they are subject to netting agreements and they meet the offsetting criteria. Please see below and refer to the “Financing” Note for further discussion on reverse repurchase and repurchase agreements.

Derivative Instruments – Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes. Refer to the “Derivative Instruments” Note for further discussion.

Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

Interest Income - Premiums and discounts associated with the purchase of residential mortgage loans and with those transferred or pledged to securitization trusts are primarily amortized or accreted into interest income over their estimated remaining lives using the effective interest rates inherent in the estimated cash flows from the mortgage loans.  Amortization of premiums and accretion of discounts are presented in Interest income in the Consolidated Statements of Comprehensive Income (Loss). Refer to the “Interest Income and Interest Expense” Note for further discussion on interest income.

Income Taxes – The Company has elected to be taxed as a REIT and intends to comply with the provisions of the Code, with respect thereto. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. The Company and certain of its direct and indirect subsidiaries have made separate joint elections to treat these subsidiaries as taxable REIT subsidiaries (“TRSs”).  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon its taxable income. Refer to the “Income Taxes” Note for further discussion on income taxes.
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

January 1, 2018
As a result of adopting this standard, the Company reclassified its cash flows on reverse repurchase and repurchase agreements entered into by Arcola Securities, Inc. from operating activities to investing and financing activities, respectively, in the Consolidated Statements of Cash Flows. The Company applied the retrospective transition method, which resulted in reclassification of comparative periods.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

4. FINANCIAL INSTRUMENTS
The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2018 and December 31, 2017.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2018	December 31, 2017
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$88,363,876	$89,426,437
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	926,252	1,125,326
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	688,521	651,764
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,173,467	1,097,294
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	162,678	244,636
Securities	Commercial real estate debt investments - Conduit CMBS	Fair value, with unrealized gains (losses) through earnings	23,817	18,115
Total securities			91,338,611	92,563,572
Loans	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,217,139	958,546
Loans	Commercial real estate debt and preferred equity, held for investment	Amortized cost	1,435,865	1,029,327
Loans	Loans held for sale, net	Lower of amortized cost or fair value	42,325	—
Loans	Corporate debt	Amortized cost	1,528,874	1,011,275
Total loans			4,224,203	2,999,148
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	765,876	479,776
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,521,945	2,826,357
Total assets transferred or pledged to securitization vehicles			4,287,821	3,306,133
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	1,234,704	—
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	79,073,026	77,696,343
Other secured financing	Loans	Amortized cost	4,108,547	3,837,528
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,799,542	2,971,771
Mortgages payable	Loans	Amortized cost	511,588	309,686

(1)	Receivable for unsettled trades, Interest receivable, Dividends payable, Payable for unsettled trades and Interest payable are accounted for at cost.

(2)	Includes Agency pass-through, CMO and multifamily securities.

(3)	Includes interest-only securities and reverse mortgages.

5. SECURITIES
The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt are classified as available-for-sale. Available-for-sale securities are carried at fair value with changes in fair value recognized in other comprehensive income unless the fair value option is elected. Transactions for securities are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.

The Company accounts for equity securities at fair value unless it is accounted for under the equity method of accounting or the measurement alternative for equity securities without readily determinable fair values.

Other-Than-Temporary Impairment - Management evaluates available-for-sale securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). There was no other-than-temporary impairment recognized for the three or nine months ended September 30, 2018 and 2017.

Agency Mortgage-Backed Securities - The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other mortgage-backed securities representing interests in or obligations backed by pools of residential or multifamily mortgage loans and certificates. Many of the underlying loans and certificates are guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).

Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). TBA securities without intent to accept delivery (“TBA derivatives”), are accounted for as derivatives as discussed in the “Derivative Instruments” Note.

Credit Risk Transfer Securities - CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.

Non-Agency Mortgage-Backed Securities- The Company invests in non-Agency mortgage-backed securities such as those issued in non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.

Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates such Commercial Securities for other-than-temporary impairment at least quarterly. The Company elected the fair value option on certain Commercial Securities, including conduit commercial mortgage-backed securities, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings.

Agency mortgage-backed securities, non-agency mortgage-backed securities and CRT securities are referred to herein as “Residential Securities.” Although the Company generally intends to hold most of its Residential Securities until maturity, it may, from time to time, sell any of its Residential Securities as part of the overall management of its portfolio.
The following represents a rollforward of the activity for the Company’s securities:

	September 30, 2018
	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning Balance January 1	$92,300,821	$262,751	$92,563,572
Purchases	25,395,018	62,402	25,457,420
Sales	(14,532,225)	(40,900)	(14,573,125)
Principal paydowns	(8,695,247)	(96,397)	(8,791,644)
Amortization / accretion	(485,804)	501	(485,303)
Fair value adjustment	(2,830,447)	(1,862)	(2,832,309)
Ending Balance September 30	$91,152,116	$186,495	$91,338,611

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following tables present the Company’s securities that were carried at fair value at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$80,917,596	$4,376,927	$(7,643)	$85,286,880	$28,156	$(3,664,420)	$81,650,616
Adjustable-rate pass-through	5,415,559	268,852	(1,568)	5,682,843	9,098	(164,520)	5,527,421
CMO	11,610	55	—	11,665	—	(124)	11,541
Interest-only	6,248,885	1,226,033	—	1,226,033	2,500	(340,766)	887,767
Multifamily	1,204,773	8,596	(8,242)	1,205,127	306	(31,135)	1,174,298
Reverse mortgages	34,552	4,272	—	38,824	—	(339)	38,485
Total Agency Securities	$93,832,975	$5,884,735	$(17,453)	$93,451,372	$40,060	$(4,201,304)	$89,290,128
Residential Credit
CRT	$651,360	$33,670	$(14,996)	$670,034	$18,537	$(50)	$688,521
Alt-A	239,990	385	(36,910)	203,465	12,730	(131)	216,064
Prime	386,193	2,111	(25,419)	362,885	15,341	(596)	377,630
Subprime	449,425	1,973	(67,841)	383,557	45,238	(109)	428,686
NPL/RPL	3,431	—	(37)	3,394	45	—	3,439
Prime Jumbo (>= 2010 Vintage)	137,953	587	(4,644)	133,896	49	(3,977)	129,968
Prime Jumbo (>= 2010 Vintage) Interest-Only	884,325	13,265	—	13,265	4,415	—	17,680
Total Residential Credit Securities	$2,752,677	$51,991	$(149,847)	$1,770,496	$96,355	$(4,863)	$1,861,988
Total Residential Securities	$96,585,652	$5,936,726	$(167,300)	$95,221,868	$136,415	$(4,206,167)	$91,152,116
Commercial
Commercial Securities	196,407	339	(9,903)	186,843	575	(923)	186,495
Total Securities	$96,782,059	$5,937,065	$(177,203)	$95,408,711	$136,990	$(4,207,090)	$91,338,611

	December 31, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,509,335	$4,514,815	$(1,750)	$83,022,400	$140,115	$(1,178,673)	$81,983,842
Adjustable-rate pass-through	6,760,991	277,212	(1,952)	7,036,251	15,776	(103,121)	6,948,906
Interest-only	6,804,715	1,326,761	—	1,326,761	1,863	(242,862)	1,085,762
Multifamily	490,753	5,038	(341)	495,450	84	(1,845)	493,689
Reverse mortgages	35,000	4,527	—	39,527	37	—	39,564
Total Agency Securities	$92,600,794	$6,128,353	$(4,043)	$91,920,389	$157,875	$(1,526,501)	$90,551,763
Residential Credit
CRT	$593,027	$25,463	$(3,456)	$615,034	$36,730	$—	$651,764
Alt-A	204,213	499	(34,000)	170,712	13,976	(802)	183,886
Prime	197,756	358	(24,158)	173,956	18,804	—	192,760
Subprime	554,470	2,037	(78,561)	477,946	56,024	(90)	533,880
NPL/RPL	42,585	14	(117)	42,482	506	—	42,988
Prime Jumbo (>= 2010 Vintage)	130,025	627	(3,956)	126,696	1,038	(1,112)	126,622
Prime Jumbo (>= 2010 Vintage) Interest-Only	989,052	15,287	—	15,287	1,871	—	17,158
Total Residential Credit Securities	2,711,128	44,285	(144,248)	1,622,113	128,949	(2,004)	1,749,058
Total Residential Securities	$95,311,922	$6,172,638	$(148,291)	$93,542,502	$286,824	$(1,528,505)	$92,300,821
Commercial
Commercial Securities	$270,288	$680	$(9,731)	$261,237	$1,843	$(329)	$262,751
Total Securities	$95,582,210	$6,173,318	$(158,022)	$93,803,739	$288,667	$(1,528,834)	$92,563,572

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio concentration by issuing Agency at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Investment Type	(dollars in thousands)
Fannie Mae	$59,568,293	$63,361,415
Freddie Mac	29,636,443	27,091,978
Ginnie Mae	85,392	98,370
Total	$89,290,128	$90,551,763

Actual maturities of the Company’s Residential Securities portfolio are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on underlying mortgages.

The following table summarizes the Company’s available-for-sale Residential Securities at September 30, 2018 and December 31, 2017, according to their estimated weighted average life classifications:

	September 30, 2018		December 31, 2017
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Weighted Average Life	(dollars in thousands)
Less than one year	$19,335	$19,339	$471,977	$476,538
Greater than one year through five years	10,442,022	10,737,675	13,838,890	13,925,749
Greater than five years through ten years	79,260,878	83,003,720	77,273,833	78,431,852
Greater than ten years	1,429,881	1,461,134	716,121	708,363
Total	$91,152,116	$95,221,868	$92,300,821	$93,542,502

The weighted average lives of the Residential Securities at September 30, 2018 and December 31, 2017 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.

The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 Months	$46,457,384	$(1,401,491)	2,213	$39,878,158	$(272,234)	1,114
12 Months or More	40,098,674	(2,458,708)	1,233	39,491,238	(1,011,405)	911
Total	$86,556,058	$(3,860,199)	3,446	$79,369,396	$(1,283,639)	2,025

(1)	Excludes interest-only mortgage-backed securities and reverse mortgages.

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

During the three and nine months ended September 30, 2018, the Company disposed of $9.1 billion and $14.5 billion of Residential Securities, resulting in net realized (losses) of ($322.4) million and ($372.5) million, respectively. During the three and nine months ended September 30, 2017, the Company disposed of $6.8 billion and $11.4 billion of Residential Securities, resulting in net realized losses of ($10.2) million and ($14.3) million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

6. LOANS
The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. As of September 30, 2018, the Company reported $1.2 billion of loans elected under the fair value option. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If loans are held for sale and the fair value option has not been elected, they are accounted for at the lower of cost or fair value.

Loans can be classified as held for investment if the Company has the intent and ability to hold the loan for the foreseeable future or to maturity or payoff. If the Company has the intent and ability to sell loans, they are classified as held for sale.

Nonaccrual Status – If collection of a loan’s principal or interest is in doubt or the loan is 90 days or more past due, interest income is not accrued. For nonaccrual status loans carried at fair value or held for sale, interest is not accrued, but is recognized on a cash basis. For nonaccrual status loans carried at amortized cost, if collection of principal is not in doubt, but collection of interest is in doubt, interest income is recognized on a cash basis. If collection of principal is in doubt, any interest received is applied against principal until collectability of the remaining balance is no longer in doubt; at that point, any interest income is recognized on a cash basis. Generally, a loan is returned to accrual status when the borrower has resumed paying the full amount of the scheduled contractual obligation, if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period of time and there is a sustained period of repayment performance by the borrower. The Company did not have any impaired loans or loans in default as all of the loans were performing at September 30, 2018 and December 31, 2017. There were no allowances for loan losses at September 30, 2018 or December 31, 2017.

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

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating categories include “Performing”, “Performing - Closely Monitored”, “Performing - Special Mention”, “Substandard”, “Doubtful” or “Loss”. Performing loans meet all present contractual obligations. Performing - Closely Monitored loans meet all present contractual obligations, but are transitional or could be exhibiting some weakness in both leverage and liquidity. Performing - Special Mention loans meet all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and, if uncorrected, may result in deterioration of repayment

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

prospects. Substandard loans are inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected. Doubtful loans are Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable. Loss loans are considered uncollectible. The Company did not have any impaired loans, nonaccrual loans, or loans in default in the commercial loan portfolio as all of the loans were performing at September 30, 2018 and December 31, 2017. As such, no provision for loan losses was deemed necessary at September 30, 2018 or December 31, 2017.

The following table presents the activity of the Company’s loan investments for the nine months ended September 30, 2018:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2018	$958,546	$1,029,327	$1,011,275	$2,999,148
Purchases	430,854	528,835	788,213	1,747,902
Syndications	—	—	(44,125)	(44,125)
Principal Payments	(156,198)	(124,559)	(235,423)	(516,180)
Change in fair value	(13,812)	—	—	(13,812)
Amortization	(2,251)	2,262	8,934	8,945
Ending balance September 30, 2018	$1,217,139	$1,435,865	$1,528,874	$4,181,878

The carrying value of the Company’s loans held for sale was $42.3 million and $0 at September 30, 2018 and December 31, 2017, respectively.

Residential

The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. Additionally, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company also consolidates securitization trusts in which it had purchased subordinated securities because it also has certain powers and rights to direct the activities of such trusts. Please refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated Residential Mortgage Loan Trusts.

The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value	$1,983,015	$1,438,322
Unpaid principal balance	$1,976,077	$1,419,807

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 for these investments:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Net interest income	$16,423	$8,226	$45,702	$18,935
Net gains (losses) on disposal of investments (1)	(2,975)	(2,093)	(7,924)	(3,407)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(3,633)	(725)	(14,802)	5,400
Total included in net income (loss)	$9,815	$5,408	$22,976	$20,928
(1) Includes loan premium write offs.

The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2018 and December 31, 2017, for the residential mortgage loans, including loans transferred or pledged to securitization trusts:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Geographic Concentrations of Residential Mortgage Loans
September 30, 2018		December 31, 2017
Property Location	% of Balance	Property Location	% of Balance
California	54.5%	California	49.8%
New York	8.1%	Florida	9.3%
Florida	6.6%	New York	7.1%
All other (none individually greater than 5%)	30.8%	All other (none individually greater than 5%)	33.8%
Total	100.0%	Total	100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization trusts, at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,500	$494	$1 - $3,663	$514
Interest rate	2.00% - 7.50%	4.74%	1.63% - 7.50%	4.25%
Maturity	1/1/2028 - 9/1/2058	1/5/2045	1/1/2028 - 5/1/2057	2/1/2043
FICO score at loan origination	510 - 823	754	468 - 823	748
Loan-to-value ratio at loan origination	11% - 100%	67%	11% - 100%	68%

At September 30, 2018 and December 31, 2017, approximately 54% and 78%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization trusts, were adjustable-rate.

Commercial

The Company’s commercial real estate loans are comprised of fixed-rate and adjustable-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses, if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, they are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value in the accompanying Consolidated Statements of Financial Condition. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis.
Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses, if necessary.
At September 30, 2018 and December 31, 2017, approximately 87% and 85%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding loans held for sale, was comprised of floating-rate debt investments.

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

At September 30, 2018 and December 31, 2017, commercial real estate investments held for investment were comprised of the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	September 30, 2018			December 31, 2017
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
(dollars in thousands)
Senior mortgages	$1,090,849	$1,084,167	75.6%	$629,143	$625,900	60.9%
Mezzanine loans	343,354	342,700	23.8%	395,015	394,442	38.2%
Preferred equity	9,000	8,998	0.6%	9,000	8,985	0.9%
Total	$1,443,203	$1,435,865	100.0%	$1,033,158	$1,029,327	100.0%

(1)	Carrying value includes unamortized origination fees of $5.7 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Based on outstanding principal.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	489,271	45,334	—	534,605
Principal payments	(27,565)	(96,993)	—	(124,558)
Net (increase) decrease in origination fees	(5,400)	(370)	—	(5,770)
Amortization of net origination fees	1,961	287	13	2,261
Net carrying value (September 30, 2018)	$1,084,167	$342,700	$8,998	$1,435,865

	December 31, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Beginning balance (January 1, 2017)	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	338,242	69,121	—	407,363
Principal payments	(221,421)	(127,799)	—	(349,220)
Amortization & accretion of (premium) discounts	(44)	28	—	(16)
Net (increase) decrease in origination fees	(3,317)	(605)	—	(3,922)
Amortization of net origination fees	2,369	2,230	18	4,617
Net carrying value (December 31, 2017)	$625,900	$394,442	$8,985	$1,029,327

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of September 30, 2018 and December 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

September 30, 2018
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
(dollars in thousands)
Senior mortgages	$1,090,849	75.6%	$724,111	$302,348	$—	$64,390	$—	$—	$1,090,849
Mezzanine loans	343,354	23.8%	135,334	64,323	107,094	36,603	—	—	343,354
Preferred equity	9,000	0.6%	—	—	9,000	—	—	—	9,000
Total	$1,443,203	100.0%	$859,445	$366,671	$116,094	$100,993	$—	$—	$1,443,203

December 31, 2017
	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Internal Ratings
Investment Type			Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful	Loss	Total
(dollars in thousands)
Senior mortgages	$629,143	60.9%	$409,878	$115,075	$36,800	$67,390	$—	$—	$629,143
Mezzanine loans	395,015	38.2%	206,169	66,498	122,348	—	—	—	395,015
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$1,033,158	100.0%	$616,047	$181,573	$168,148	$67,390	$—	$—	$1,033,158

(1)
The Company rated two loans as Substandard as of September 30, 2018. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

Corporate Debt

The Company’s investments in corporate loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff. These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method. These investments typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of three to eight years. In connection with these senior secured loans the Company receives a security interest in certain assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at September 30, 2018 and December 31, 2017 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Industry Dispersion
	September 30, 2018			December 31, 2017
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$—	$41,344	$41,344	$—	$34,814	$34,814
Coating, Engraving and Allied Services	—	58,850	58,850	—	64,034	64,034
Computer Programming, Data Processing & Other Computer Related Services	—	212,969	212,969	—	209,624	209,624
Drugs	—	38,735	38,735	—	38,708	38,708
Electrical Work	—	43,266	43,266	—	—	—
Electronic Components & Accessories	—	24,029	24,029	—	23,916	23,916
Engineering, Architectural & Surveying	—	80,741	80,741	—	—	—
Groceries and Related Products	—	14,725	14,725	—	14,794	14,794
Grocery Stores	—	23,461	23,461	—	23,531	23,531
Home Health Care Services	—	—	—	—	23,779	23,779
Insurance Agents, Brokers and Services	—	49,211	49,211	—	28,872	28,872
Mailing, Reproduction, Commercial Art and Photography, and Stenographic	—	14,855	14,855	—	—	—
Management and Public Relations Services	—	240,740	240,740	—	94,871	94,871
Medical and Dental Laboratories	—	26,876	26,876	—	26,956	26,956
Metal Cans & Shipping Containers	—	118,006	118,006	—	—	—
Miscellaneous Business Services	—	19,650	19,650	—	19,723	19,723
Miscellaneous Equipment Rental and Leasing	—	49,433	49,433	—	49,129	49,129
Miscellaneous Health and Allied Services, not elsewhere classified	—	54,189	54,189	—	25,963	25,963
Miscellaneous Nonmetallic Minerals, except Fuels	—	—	—	—	25,992	25,992
Miscellaneous Plastic Products	—	9,963	9,963	—	9,879	9,879
Motor Vehicles and Motor Vehicle Equipment	—	16,937	16,937	—	—	—
Motor Vehicles and Motor Vehicle Parts and Supplies	—	27,979	27,979	—	12,212	12,212
Nonferrous Foundries (Castings)	—	12,953	12,953	—	—	—
Offices and Clinics of Doctors of Medicine	—	97,760	97,760	—	600	600
Offices and Clinics of Other Health Practitioners	—	21,122	21,122	—	18,979	18,979
Public Warehousing and Storage	—	61,912	61,912	—	48,890	48,890
Research, Development and Testing Services	—	33,334	33,334	—	33,155	33,155
Schools and Educational Services, not elsewhere classified	—	19,794	19,794	—	20,625	20,625
Services Allied with the Exchange of Securities	—	14,895	14,895	—	13,960	13,960
Surgical, Medical, and Dental Instruments and Supplies	—	39,806	39,806	—	29,687	29,687
Telephone Communications	—	61,339	61,339	—	59,182	59,182
Total	$—	$1,528,874	$1,528,874	$—	$1,011,275	$1,011,275
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(dollars in thousands)
First lien loans	$888,860	$582,724
Second lien loans	640,014	428,551
Total	$1,528,874	$1,011,275

7. MORTGAGE SERVICING RIGHTS

MSRs represent the rights associated with servicing pools of residential mortgage loans. The Company and its subsidiaries do not originate or directly service residential mortgage loans. Rather, these activities are carried out by duly licensed subservicers who

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

perform substantially all servicing functions for the loans underlying the MSRs. The Company intends to hold the MSRs as investments and elected to account for all of its investments in MSRs at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
The following table presents activity related to MSRs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Fair value, beginning of period	$599,014	$605,653	$580,860	$652,216
Purchases (1)	—	(30)	—	(27)
Other	—	—	—	10
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	(19,913)	(19,207)	(61,011)	(34,645)
Other changes, including realization of expected cash flows	9,732	(16,198)	68,984	(47,336)
Fair value, end of period	$588,833	$570,218	$588,833	$570,218

(1)	Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to be not acceptable.

(2)	Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and nine months ended September 30, 2018, the Company recognized $27.7 million and $83.8 million, respectively, and for the three and nine months ended September 30, 2017, the Company recognized $31.9 million and $99.7 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

The Company also owns variable interests in an entity that invests in MSRs, refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.

8. VARIABLE INTEREST ENTITIES

The Company has investments in Freddie Mac securitizations (“FREMF Trusts”) which are structured as pass-through entities that receive principal and interest on the underlying collateral and distribute those payments to the certificate holders. The FREMF Trusts are VIEs and the Company is considered to be the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the Class C Certificates and its current designation as the directing certificate holder. The FREMF Trusts are included in the “Commercial Trusts” in the tables below.

The Company purchased approximately $94 million of a subordinated tranche in a securitization trust in 2018. As the directing holder, the Company can remove the special servicer with or without cause as well as direct activities that are considered to be most significant to the economic performance of the trust. As such, the Company was determined to be the primary beneficiary and consolidates the trust. The trust is included in “Commercial Trusts” in the tables below.

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the Commercial Trusts in order to avoid an accounting mismatch, and to represent more faithfully the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company applied the practical expedient under ASU 2014-07, whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the Commercial Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the Commercial Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.

The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $3.5 billion at September 30, 2018.   At September 30, 2018, there were no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at September 30, 2018  based upon the Company’s process of monitoring events of default on the underlying mortgage loans.

The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns most of the mortgage-backed securities issued by this VIE, including the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $30.4 million at September 30, 2018.

In March 2018, the Company closed OBX 2018-01, with a face value of $327.5 million. In July 2018, the Company closed OBX 2018-EXP1 with a face value of $383.4 million. The OBX 2018-01 Trust and the OBX 2018-EXP1 Trust are referred to collectively as the “OBX Trusts”. These securitizations represent financing transactions which provided non-recourse financing to the Company that is collateralized by residential mortgage loans purchased by the Company. A total of $588.1 million of bonds were issued to third parties and the Company retained $122.5 million of mortgage-backed securities, which are eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The Company incurred approximately $1.5 million of costs in connection with the OBX 2018-01 securitization and approximately $1.8 million of costs in connection with the OBX 2018-EXP1 securitization that were expensed as incurred during the first quarter ended March 31, 2018 and the third quarter ended September 30, 2018, respectively. The contractual principal amount of the OBX Trusts’ debt held by third parties was $530.1 million at September 30, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.

In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2018, the borrowing limit on this facility was $400.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $443.6 million at September 30, 2018. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At September 30, 2018, the subsidiary had an intercompany receivable of $300.0 million, which eliminates upon consolidation and an Other secured financing of $300.0 million to the third party financial institution.

In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $235.6 million at September 30, 2018, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Loans. At September 30, 2018, the subsidiary had an Other secured financing of $150.0 million to the third party financial institution.

The Company also owns variable interests in an entity that invests in MSRs and has structured its operations, funding and capitalization into pools of assets and liabilities, each referred to as a “silo.” Owners of variable interests in a given silo are entitled to all of the returns and subjected to the risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo. While the Company previously held 100% of the voting interests in this entity, in August 2017, the Company sold 100% of such interests, and entered into an agreement with the entity’s affiliated portfolio manager giving the Company the power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary and consolidates this silo.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.6 billion at September 30, 2018. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.

The statements of financial condition of the Company’s VIEs, excluding the credit facility VIEs and OBX Trusts, that are reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	September 30, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$28,441
Commercial real estate debt	3,521,945	—	—
Residential mortgage loans	—	107,764	97,825
Mortgage servicing rights	—	—	588,833
Interest receivable	13,432	555	—
Other assets	—	—	33,522
Total assets	$3,535,377	$108,319	$748,621
Liabilities
Securitized debt (non-recourse)	$3,240,043	$29,698	$—
Other secured financing	—	—	70,221
Interest payable	6,383	70	—
Other liabilities	—	148	2,160
Total liabilities	$3,246,426	$29,916	$72,381

	December 31, 2017
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$42,293
Commercial real estate debt	2,826,357	—	—
Residential mortgage loans	—	478,811	19,667
Mortgage servicing rights	—	—	580,860
Interest receivable	10,339	1,599	—
Derivative assets	—	—	1
Other assets	—	1,418	32,354
Total assets	$2,836,696	$481,828	$675,175
Liabilities
Securitized debt (non-recourse)	$2,620,952	$350,819	$—
Other secured financing	—	—	10,496
Interest payable	4,554	931	—
Other liabilities	—	112	4,856
Total liabilities	$2,625,506	$351,862	$15,352

The statements of comprehensive income (loss) of the Company’s VIEs, excluding the credit facility VIEs and OBX Trusts, that are reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Net interest income:	(dollars in thousands)
Interest income	$36,387	$1,723	$2,678
Interest expense	25,068	773	438
Net interest income	11,319	950	2,240
Net realized gains (losses) on disposal of investments	—	147	(516)
Net unrealized gains (losses) on instruments measured at fair value through earnings	220	242	(13,364)
Other income (loss)	(4,217)	(70)	26,866
Less: General and administrative expenses	—	21	481
Net income (loss)	$7,322	1,248	14,745

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Three Months Ended September 30, 2017
	Commercial Trusts	Residential Trusts	MSR Silo
Net interest income:	(dollars in thousands)
Interest income	$28,841	$1,145	$514
Interest expense	15,791	282	121
Net interest income	13,050	863	393
Net realized gains (losses) on disposal of investments	—	(229)	(1,430)
Net gains (losses) on trading assets	—	—	(19)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(2,256)	(20)	(36,226)
Other income (loss)	(6,073)	(89)	32,001
Less: General and administrative expenses	(1)	34	560
Net income (loss)	$4,722	$491	$(5,841)

	Nine Months Ended September 30, 2018
	Commercial Trusts	Residential Mortgage Loan Trusts	MSR Silo
Net interest income:	(dollars in thousands)
Interest income	$85,325	$6,280	$4,126
Interest expense	54,265	3,621	875
Net interest income	31,060	2,659	3,251
Net realized gains (losses) on disposal of investments	—	2,049	(1,826)
Net gains (losses) on other derivatives	—	—	70
Net unrealized gains (losses) on instruments measured at fair value through earnings	1,332	(925)	3,101
Other income (loss)	(12,986)	(221)	83,924
Less: General and administrative expenses	—	50	1,408
Net income (loss)	$19,406	$3,512	$87,112

	Nine Months Ended September 30, 2017
	Commercial Trusts	Residential Mortgage Loan Trusts	MSR Silo
Net interest income:	(dollars in thousands)
Interest income	$81,508	$3,685	$1,005
Interest expense	42,046	854	243
Net interest income	39,462	2,831	762
Net realized gains (losses) on disposal of investments	—	(611)	(1,915)
Net gains (losses) on trading assets	—	—	(17)
Net unrealized gains (losses) on instruments measured at fair value through earnings	2,833	1,682	(83,340)
Other income (loss)	(18,595)	(280)	99,927
Less: General and administrative expenses	—	71	2,500
Net income (loss)	$23,700	$3,551	$12,917

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs and OBX Trusts, at September 30, 2018 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

FREMF Trusts			Residential Mortgage Loan Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$478,593	13.7%	California	$48,718	44.9%
Maryland	448,646	12.8%	Texas	13,981	12.9%
California	360,279	10.3%	Illinois	8,297	7.6%
Virginia	347,002	9.9%	Washington	7,559	7.0%
Pennsylvania	281,384	8.1%	Florida	5,424	5.0%
New York	280,925	8.0%	Other (1)	24,501	22.6%
North Carolina	251,187	7.2%
Massachusetts	179,440	5.1%
Other (1)	867,774	24.9%
Total	$3,495,230	100.0%		$108,480	100.0%

(1)	No individual state greater than 5%.

9. REAL ESTATE
Real estate investments are carried at historical cost less accumulated depreciation. Historical cost includes all costs necessary to bring the asset to the condition and location necessary for its intended use, including financing during the construction period.  Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance which are not reimbursed by tenants are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.
Real estate investments are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category	Term
Building and building improvements	1 - 44 years
Furniture and fixtures	1 - 4 years
There was no real estate acquired in settlement of residential mortgage loans at September 30, 2018 or December 31, 2017 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

Real estate investments, including REO, that do not meet the criteria to be classified as held for sale are separately presented in the Consolidated Statements of Financial Condition as held for investment. Real estate held for sale is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.

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

The Company acquired real estate holdings in connection with the MTGE Acquisition during the three and nine months ended September 30, 2018; refer to the “Acquisition of MTGE Investment Corp.” Note for additional information. There were no acquisitions of real estate holdings during the three and nine months ended September 30, 2017. The Company sold one of its

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

wholly-owned triple net leased properties during the nine months ended September 30, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.

The weighted average amortization period for intangible assets and liabilities at September 30, 2018 is 5.0 years. Above market leases and leasehold intangible assets are included in Goodwill and intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	September 30, 2018	December 31, 2017
Real Estate, Net	(dollars in thousands)
Land	$128,742	$111,012
Buildings and improvements	580,932	330,959
Furniture, fixtures and equipment	11,205	—
Subtotal	720,879	441,971
Less: accumulated depreciation	(60,795)	(48,920)
Total real estate held for investment, at amortized cost, net	660,084	393,051
Equity in unconsolidated joint ventures	92,930	92,902
Total Real Estate, Net	$753,014	$485,953

Depreciation expense was $4.5 million and $11.9 million for the three and nine months ended September 30, 2018, respectively. Depreciation expense was $4.0 million and $11.8 million for the three and nine months ended September 30, 2017, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income
The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).

Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2018 for consolidated investments in real estate are as follows:

September 30, 2018
(dollars in thousands)
2018 (remaining)	$12,627
2019	49,246
2020	44,973
2021	40,940
2022	36,393
Later years	223,175
Total	$407,354

10. DERIVATIVE INSTRUMENTS
Derivative instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA derivatives, options on TBA securities (“MBS options”), U.S. Treasury and Eurodollar futures contracts and certain forward purchase commitments.  The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives referencing the commercial mortgage-backed securities index and synthetic total return swaps.
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of MAC interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swap to compensate for the out of market nature of such interest rate swap. Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral as well as receiving payments in accordance with the terms of the derivative contracts.
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

The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At September 30, 2018, $1.6 billion of variation margin was reported as a reduction to interest rate swaps, at fair value.

Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared interest rate swaps are generally fair valued using the DCO’s market values. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into the swap to compensate for the out of the market nature of such interest rate swap. MAC interest rate swaps are also centrally cleared and fair valued using internal pricing models and compared to the DCO’s market value.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Credit Derivatives – The Company may enter into credit derivatives referencing the commercial mortgage-backed securities index, such as the CMBX index, and synthetic total return swaps. Refer to the section titled “Glossary of Terms” located in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to the CMBX index.

The table below summarizes fair value information about our derivative assets and liabilities at September 30, 2018 and December 31, 2017:

Derivatives Instruments	September 30, 2018	December 31, 2017
Derivative Assets:	(dollars in thousands)
Interest rate swaps	$97,002	$30,272
Interest rate swaptions	65,356	36,150
TBA derivatives	13,535	29,067
Futures contracts	221,516	218,361
Purchase commitments	189	35
Credit derivatives (1)	7,243	—
	$404,841	$313,885
Derivative Liabilities:
Interest rate swaps	$311,729	$569,129
TBA derivatives	64,900	21,776
Futures contracts	482	12,285
Purchase commitments	797	157
Credit derivatives (1)	1,886	4,507
	$379,794	$607,854

(1)	The notional amount of the credit derivatives in which the Company purchased protection was $70.0 million at
September 30, 2018. The maximum potential amount of future payments is the notional amount of $466.0 million and $125.0 million at September 30, 2018 and December 31, 2017, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between
AAA and BBB-.

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2018 and December 31, 2017:

	September 30, 2018
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$34,361,800	1.76%	2.36%	1.38
3 - 6 years	16,854,750	2.25%	2.34%	4.44
6 - 10 years	15,746,900	2.48%	2.26%	8.62
Greater than 10 years	4,151,400	3.60%	2.27%	17.13
Total / Weighted Average	$71,114,850	2.10%	2.33%	4.34

	December 31, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$6,532,000	1.56%	1.62%	2.08
3 - 6 years	14,791,800	2.12%	1.57%	4.51
6 - 10 years	10,179,000	2.35%	1.58%	8.04
Greater than 10 years	3,826,400	3.65%	1.51%	18.47
Total / Weighted Average	$35,329,200	2.22%	1.58%	6.72

(1)	There were no forward starting swaps at September 30, 2018. Notional amount includes $8.1 billion of forward starting pay fixed swaps at December 31, 2017.

(2)	Excludes forward starting swaps.

(3)	Weighted average fixed rate on forward starting pay fixed swaps was 1.86% at December 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The following table presents swaptions outstanding at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$4,500,000	3.18%	3M LIBOR	10.21	5.09

	December 31, 2017
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
	(dollars in thousands)
Long	$6,000,000	2.62%	3M LIBOR	9.97	4.49

The following table summarizes certain characteristics of the Company’s TBA derivatives at September 30, 2018 and December 31, 2017:

	September 30, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$16,209,160	$16,304,558	$16,253,193	$(51,365)

	December 31, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,828,000	$16,381,826	$16,390,251	$8,425
Sale contracts	(250,000)	(254,804)	(255,938)	(1,134)
Net TBA derivatives	$15,578,000	$16,127,022	$16,134,313	$7,291

The following table summarizes certain characteristics of the Company’s futures contracts at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,166,000)	2.00
U.S. Treasury futures - 5 year	—	(6,359,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(12,346,600)	7.18
Total	$—	$(19,872,000)	5.99

	December 31, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(17,161,000)	2.00
U.S. Treasury futures - 5 year	—	(4,217,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(4,914,500)	7.01
Total	$—	$(26,292,900)	3.32

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	September 30, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$97,002	$(45,805)	$—	$51,197
Interest rate swaptions, at fair value	65,356	—	—	65,356
TBA derivatives, at fair value	13,535	(13,535)	—	—
Futures contracts, at fair value	221,516	(482)	—	221,034
Purchase commitments	189	—	—	189
Credit derivatives	7,243	(1,886)	—	5,357
Liabilities:
Interest rate swaps, at fair value	$311,729	$(45,805)	$—	$265,924
TBA derivatives, at fair value	64,900	(13,535)	—	51,365
Futures contracts, at fair value	482	(482)	—	—
Purchase commitments	797	—	—	797
Credit derivatives	1,886	(1,886)	—	—

	December 31, 2017
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets:	(dollars in thousands)
Interest rate swaps, at fair value	$30,272	$(27,379)	$—	$2,893
Interest rate swaptions, at fair value	36,150	—	—	36,150
TBA derivatives, at fair value	29,067	(12,551)	—	16,516
Futures contracts, at fair value	218,361	(12,285)	—	206,076
Purchase commitments	35	—	—	35
Liabilities:
Interest rate swaps, at fair value	$569,129	$(27,379)	$—	$541,750
TBA derivatives, at fair value	21,776	(12,551)	—	9,225
Futures contracts, at fair value	12,285	(12,285)	—	—
Purchase commitments	157	—	—	157
Credit derivatives	4,507	—	(3,520)	987

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination or Maturity of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
Three Months Ended:	(dollars in thousands)
September 30, 2018	$51,349	$575	$417,203
September 30, 2017	$(88,211)	$—	$56,854
Nine Months Ended:
September 30, 2018	$34,664	$1,409	$1,737,963
September 30, 2017	$(288,837)	$(58)	$28,471

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	Three Months Ended September 30, 2018
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$8,569	$(85,741)	$(77,172)
Net interest rate swaptions	(28,754)	(17,663)	(46,417)
Futures	(114,317)	327,787	213,470
Purchase commitments	—	(841)	(841)
Credit derivatives	3,096	1,676	4,772
Total			$93,812

	Three Months Ended September 30, 2017
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$110,067	$29,728	$139,795
Net interest rate swaptions	—	(9,137)	(9,137)
Futures	(70,054)	92,784	22,730
Purchase commitments	—	(108)	(108)
Credit derivatives	495	433	928
Total			$154,208

	Nine Months Ended September 30, 2018
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gains (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(299,560)	$(56,701)	$(356,261)
Net interest rate swaptions	(85,854)	53,557	(32,297)
Futures	443,314	14,959	458,273
Purchase commitments	—	(416)	(416)
Credit derivatives	7,498	4,060	11,558
Total			$80,857

	Nine Months Ended September 30, 2017
Derivative Instruments	Realized Gains (Losses)	Unrealized Gains (Losses)	Amount of Gain (Losses) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$215,529	$39,964	$255,493
Net interest rate swaptions	—	(19,574)	(19,574)
Futures	(128,478)	31,492	(96,986)
Purchase commitments	—	165	165
Credit derivatives	632	356	988
Total			$140,086

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

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features are in a net asset position at September 30, 2018.

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

Residential Securities, interest rate swaps, swaptions and other derivatives are valued using quoted prices or internally estimated prices for similar assets using internal models. The Company incorporates common market pricing methods, including a spread measurement to the Treasury curve as well as underlying characteristics of the particular security including coupon, prepayment speeds, periodic and life caps, rate reset period and expected life of the security in its estimates of fair value. Fair value estimates for residential mortgage loans are generated by a discounted cash flow model and are primarily based on observable market-based inputs including discount rates, prepayment speeds, delinquency levels, and credit losses. Management reviews and indirectly corroborates its estimates of the fair value derived using internal models by comparing its results to independent prices provided by dealers in the securities and/or third party pricing services. Certain liquid asset classes, such as Agency fixed-rate pass-throughs, may be priced using independent sources such as quoted prices for TBA securities.

Futures contracts are valued using quoted prices for identical instruments in active markets and are classified as Level 1.

Residential Securities, residential mortgage loans, interest rate swap and swaption markets and MBS options are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Securities, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Securities, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.

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

The Company classifies its investments in MSRs as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third-party pricing providers. Management reviews the valuations received from third-party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSRs requires significant judgment by management and the third-party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.

The following tables present the estimated fair values of financial instruments measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$89,290,128	$—	$89,290,128
Credit risk transfer securities	—	688,521	—	688,521
Non-Agency mortgage-backed securities	—	1,173,467	—	1,173,467
Commercial mortgage-backed securities	—	186,495	—	186,495
Loans
Residential mortgage loans	—	1,217,139	—	1,217,139
Mortgage servicing rights	—	—	588,833	588,833
Assets transferred or pledged to securitization vehicles	—	4,287,821	—	4,287,821
Derivative assets
Interest rate swaps	—	97,002	—	97,002
Other derivatives	221,516	86,323	—	307,839
Total assets	$221,516	$97,026,896	$588,833	$97,837,245
Liabilities:
Debt issued by securitization vehicles	$—	$3,799,542	$—	$3,799,542
Derivative liabilities
Interest rate swaps	—	311,729	—	311,729
Other derivatives	482	67,583	—	68,065
Total liabilities	$482	$4,178,854	$—	$4,179,336

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,551,763	$—	$90,551,763
Credit risk transfer securities	—	651,764	—	651,764
Non-Agency mortgage-backed securities	—	1,097,294	—	1,097,294
Commercial mortgage-backed securities	—	262,751	—	262,751
Loans
Residential mortgage loans	—	958,546	—	958,546
Mortgage servicing rights	—	—	580,860	580,860
Assets transferred or pledged to securitization vehicles	—	3,306,133	—	3,306,133
Derivative assets
Interest rate swaps	—	30,272	—	30,272
Other derivatives	218,361	65,252	—	283,613
Total assets	$218,361	$96,923,775	$580,860	$97,722,996
Liabilities:
Debt issued by securitization vehicles	$—	$2,971,771	$—	$2,971,771
Derivative liabilities
Interest rate swaps	—	569,129	—	569,129
Other derivatives	12,285	26,440	—	38,725
Total liabilities	$12,285	$3,567,340	$—	$3,579,625

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Quantitative Information about Level 3 Fair Value Measurements

The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements are described below. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently from changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply. For MSRs, in general, increases in the discount, prepayment or delinquency rates or in annual servicing costs in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s investments in MSRs, which in turn could result in a decline in the estimated fair value of MSRs. Refer to the Note titled “Mortgage Servicing Rights” for additional information.

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSRs. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

Valuation Technique	Unobservable Input (1)	September 30, 2018	December 31, 2017
Range (Weighted Average)
Discounted cash flow	Discount rate	9.0% -12.0% (9.4%)	10.0% -15.0% (10.4%)
	Prepayment rate	4.5% - 11.3% (7.1%)	4.6% - 22.3% (9.4%)
	Delinquency rate	0.0% - 5.0% (2.3%)	0.0% - 13.0% (2.2%)
	Cost to service	$82 - $132 ($105)	$84 - $181 ($102)

(1)	Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2018 and December 31, 2017.

	Level in Fair Value Hierarchy	September 30, 2018		December 31, 2017
		Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment	3	1,435,865	1,446,062	1,029,327	1,035,095
Commercial loans held for sale, net	3	42,325	43,055	—	—
Corporate debt	2	1,528,874	1,531,546	1,011,275	1,014,139
Financial liabilities:
Repurchase agreements	1,2	$79,073,026	$79,073,026	$77,696,343	$77,697,828
Other secured financing	1,2	4,108,547	4,108,801	3,837,528	3,837,595
Mortgages payable	3	511,588	494,690	309,686	310,218

12.  GOODWILL AND INTANGIBLE ASSETS

Goodwill
The Company’s acquisitions are accounted for using the acquisition method if the acquisition is deemed to be a business. Under the acquisition method, net assets and results of operations of acquired companies are included in the consolidated financial statements from the date of acquisition. The purchase prices are allocated to the assets acquired, including identifiable intangible assets, and the liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired is recognized as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase price is recognized as a bargain purchase gain.

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
At September 30, 2018 and December 31, 2017, Goodwill totaled $71.8 million. Goodwill is tested for impairment at least annually.

Intangible assets, net

Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2018.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2017	$23,220
Intangible assets acquired	14,483
Less: amortization expense	(6,475)
Balance at September 30, 2018	$31,228

13. SECURED FINANCING

Reverse Repurchase and Repurchase Agreements – The Company finances a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assesses each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements meet the specified criteria in this guidance.

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
The Company had outstanding $79.1 billion and $77.7 billion of repurchase agreements with weighted average borrowing rates of 2.05% and 1.89%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 55 days and 58 days at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

	September 30, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$16,400,345	$—	$—	$—	$—	$16,400,345	2.38%
2 to 29 days	19,476,641	365,101	252,960	—	80,474	20,175,176	2.18%
30 to 59 days	7,256,371	—	65,567	—	—	7,321,938	2.26%
60 to 89 days	17,159,885	71,919	155,479	—	36,076	17,423,359	2.38%
90 to 119 days	6,518,313	—	—	—	—	6,518,313	2.20%
Over 120 days (1)	10,330,866	—	—	764,543	138,486	11,233,895	2.48%
Total	$77,142,421	$437,020	$474,006	$764,543	$255,036	$79,073,026	2.32%

	December 31, 2017
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—
2 to 29 days	33,421,609	263,528	253,290	—	18,125	33,956,552	1.69%
30 to 59 days	10,811,515	7,229	3,658	—	6,375	10,828,777	1.44%
60 to 89 days	13,800,743	7,214	47,830	—	—	13,855,787	1.59%
90 to 119 days	10,128,006	—	—	—	—	10,128,006	1.39%
Over 120 days (1)	8,542,108	—	—	385,113	—	8,927,221	1.77%
Total	$76,703,981	$277,971	$304,778	$385,113	$24,500	$77,696,343	1.61%

(1)	Approximately 0% and 1% of the total repurchase agreements had a remaining maturity over 1 year at September 30, 2018 and December 31, 2017, respectively.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2018 and December 31, 2017. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2018		December 31, 2017
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross Amounts	$1,484,704	$79,323,026	$1,250,000	$78,946,343
Amounts Offset	(250,000)	(250,000)	(1,250,000)	(1,250,000)
Netted Amounts	$1,234,704	$79,073,026	$—	$77,696,343

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  At September 30, 2018, $3.6 billion of the advances matures between one to three years. At December 31, 2017, $2.1 billion of advances from the FHLB Des Moines matures beyond three years and $1.4 billion matures between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.41% and 1.49% at September 30, 2018 and December 31, 2017, respectively. The Company held $147.9 million of capital stock in the FHLB Des Moines at September 30, 2018 and December 31, 2017, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $87.2 billion and $280.7 million, respectively, at September 30, 2018 and $87.0 billion and $267.3 million, respectively, at December 31, 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

The fair value of collateral received in connection with reverse repurchase agreements was $482.3 million and $0 as of September 30, 2018 and December 31, 2017, respectively. The Company did not sell or repledge any of the collateral received as of September 30, 2018 and December 31, 2017.

Mortgages Payable - Mortgages payable at September 30, 2018  and December 31, 2017, were as follows:

	September 30, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$332,317	$334,789	2.75% - 4.96%	Fixed	2024 - 2029	First liens
Tennessee	12,319	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	96,266	98,127	2.34% - 4.55%	Fixed	2019-2053	First liens
Utah (fixed)	7,297	7,218	3.69%	Fixed	6/1/2053	First liens
Utah (floating)	9,691	9,706	L+3.50%	Floating	1/31/2019	First liens
Minnesota	13,470	13,506	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,911	7,932	3.69%	Fixed	6/1/2053	First liens
Texas	32,317	33,875	3.28%	Fixed	1/1/1953	First liens
Total	$511,588	$517,503

	December 31, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,373	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,294	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,019	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,686	$312,500

The following table details future mortgage loan principal payments at September 30, 2018:

Mortgage Loan Principal Payments
(dollars in thousands)
2018 (remaining)	$717
2019	36,111
2020	19,410
2021	3,493
2022	3,711
Later years	454,061
Total	$517,503

14. CAPITAL STOCK

(A)Common Stock

The following table provides a summary of the Company’s common shares authorized and issued and outstanding at September 30, 2018 and December 31, 2017.

	Shares authorized		Shares issued and outstanding
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	Par Value
Common stock	1,924,050,000	1,929,300,000	1,303,079,555	1,159,585,078	$0.01

The Company issued 43.6 million shares of common stock as part of the consideration for the MTGE Acquisition.

During the three and nine months ended September 30, 2018, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of approximately $753.8 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $113.1 million in proceeds before deducting offering expenses.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

During the three and nine months ended September 30, 2017, the Company closed the public offering of an original issuance of 60.0 million shares of common stock for proceeds of approximately $709.8 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 9.0 million shares of common stock, which the underwriters exercised in full resulting in an additional $106.5 million in proceeds before deducting offering expenses.

No options were exercised during the nine months ended September 30, 2018 and 2017.

The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	245,000	169,000
Amount raised from direct purchase and dividend reinvestment program	$2,584	$1,949

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the nine months ended September 30, 2018, the Company issued 24.0 million shares under the at-the-market sales program for proceeds of $251.1 million, net of commissions and fees.

(B)Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2018 and December 31, 2017. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares authorized		Shares issued and outstanding		Carrying value		Contractual rate	Earliest redemption date (1)	Date at which dividend rate becomes floating	Floating annual rate
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Fixed-rate:		(dollars in thousands)
Series C	7,000,000	12,000,000	7,000,000	12,000,000	$169,466	$290,514	7.625%	5/16/2017	NA	NA
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Series E	—	11,500,000	—	11,500,000	—	287,500	7.625%	8/27/2017	NA	NA
Series H	2,200,000	—	2,200,000	—	55,000	—	8.125%	5/22/2019	NA	NA
Fixed-to-floating rate:
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	—	17,000,000	—	411,335	—	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Total	75,950,000	70,700,000	73,400,000	70,700,000	$1,778,168	$1,720,381

(1)
Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2018, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

During the nine months ended September 30, 2018, the Company issued 17,000,000 shares of its 6.50% Series G Preferred Stock for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and 2,200,000 shares of its Series H Preferred Stock in connection with the acquisition of MTGE Investment Corp. Refer to the “Acquisition of MTGE Investment Corp.” Note for additional information related to the Company’s Series H Preferred Stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

During the nine months ended September 30, 2018, the Company redeemed 5,000,000 shares of its Series C Preferred Stock for $125.0 million and all 11,500,000 of its issued and outstanding shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) for $287.5 million.

On August 25, 2017, the Company redeemed all 7,412,500 of its issued and outstanding shares of 7.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for $187.5 million.

The Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock rank senior to the common stock of the Company.

(C)Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(dollars in thousands, except per share data)
Distributions declared to common stockholders	$1,062,685	$937,825
Distributions declared per common share	$0.90	$0.90
Distributions paid to common stockholders after period end	$102,811	$326,425
Distributions paid per common share after period end	$0.08	$0.30
Date of distributions paid to common stockholders after period end	October 31, 2018	October 31, 2017
Dividends declared to Series A Preferred stockholders	$—	$9,527
Dividends declared per share of Series A Preferred Stock	$—	$1.477
Dividends declared to Series C Preferred stockholders	$10,987	$17,157
Dividends declared per share of Series C Preferred Stock (1)	$1.430	$1.430
Dividends declared to Series D Preferred stockholders	$25,875	$25,875
Dividends declared per share of Series D Preferred Stock	$1.406	$1.406
Dividends declared to Series E Preferred stockholders	$2,253	$16,441
Dividends declared per share of Series E Preferred Stock	$0.196	$1.430
Dividends declared to Series F Preferred stockholders	$37,530	$—
Dividends declared per share of Series F Preferred Stock (2)	$1.303	$—
Dividends declared to Series G Preferred stockholders	$19,875	$—
Dividends declared per share of Series G Preferred Stock	$1.169	$—
Dividends declared to Series H Preferred stockholders	$298	$—
Dividends declared per share of Series H Preferred Stock	$0.135	$—

(1)	Includes dividends declared per share for shares outstanding at September 30, 2018.

(2)	Includes cumulative and undeclared dividends on the Company’s Series F Preferred Stock of $8.3 million for the nine months ended September 30, 2017.

15.  INTEREST INCOME AND INTEREST EXPENSE

Net Interest Income
The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than multifamily securities), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

Premiums or discounts associated with the purchase of Agency interest-only securities, reverse mortgages and residential credit securities are amortized or accreted into interest income based upon current expected future cash flows with any adjustment to yield made on a prospective basis.

The following table summarizes the interest income recognition methodology for Residential Securities:

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
The following table presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income:	(dollars in thousands)
Residential Securities	$680,037	$540,436	$2,122,375	$1,515,654
Residential mortgage loans	21,184	8,509	55,557	19,790
Commercial investment portfolio (1)	97,531	67,790	249,331	200,288
U.S. Treasury securities	160	—	160	—
Reverse repurchase agreements	17,684	5,815	45,466	11,971
Total interest income	816,596	622,550	2,472,889	1,747,703
Interest expense:
Repurchase agreements	445,535	237,669	1,177,384	607,910
Debt issued by securitization vehicles	29,391	16,072	63,244	42,899
Participation sold	—	—	—	195
Other	26,047	15,196	70,458	38,639
Total interest expense	500,973	268,937	1,311,086	689,643
Net interest income	315,623	353,613	$1,161,803	$1,058,060

(1)	Includes commercial real estate debt and preferred equity, corporate debt and assets transferred or pledged to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

16.  NET INCOME (LOSS) PER COMMON SHARE
The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands, except per share data)
Net income (loss)	$385,429	$367,315	$2,309,020	$822,245
Net income (loss) attributable to noncontrolling interests	(149)	(232)	(277)	(437)
Net income (loss) attributable to Annaly	385,578	367,547	2,309,297	822,682
Dividends on preferred stock (1)	31,675	30,355	96,818	77,301
Net income (loss) available (related) to common stockholders	$353,903	$337,192	$2,212,479	$745,381
Weighted average shares of common stock outstanding-basic	1,202,353,851	1,072,566,395	1,174,292,701	1,037,033,076
Add: Effect of stock awards, if dilutive	—	474,242	—	412,101
Weighted average shares of common stock outstanding-diluted	1,202,353,851	1,073,040,637	1,174,292,701	1,037,445,177
Net income (loss) per share available (related) to common share:
Basic	$0.29	$0.31	$1.88	$0.72
Diluted	$0.29	$0.31	$1.88	$0.72

(1)	Includes cumulative and undeclared dividends on the Company’s Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

Options to purchase 0.2 million and 0.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and nine months ended September 30, 2018 and 2017, respectively.

17. INCOME TAXES
For the three months ended September 30, 2018 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

The Company and certain of its direct and indirect subsidiaries, including Arcola Securities, Inc. (“Arcola”) and certain subsidiaries of ACREG and Hatteras Financial Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2018 and December 31, 2017.

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

During the three and nine months ended September 30, 2018, the Company recorded $7.1 million and $3.3 million of income tax benefit, respectively, attributable to its TRSs. During the three and nine months ended September 30, 2017, the Company recorded

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

$1.4 million and $2.0 million of income tax expense, respectively, attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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

The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, real estate investments, commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities, and corporate debt. MSR values may also be adversely impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

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

For the three and nine months ended September 30, 2018, the compensation and management fee was $46.0 million and $136.1 million, respectively. For the three and nine months ended September 30, 2017, the compensation and management fee was $42.0 million and $120.2 million, respectively. At September 30, 2018 and December 31, 2017, the Company had amounts payable to the Manager of $17.7 million and $13.8 million, respectively.

Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. For the three and nine months ended September 30, 2018, reimbursement payments to the Manager were $3.7 million. There were no reimbursement payments to the Manager during the three and nine months ended September 30, 2017. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.

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

If the Company makes an election to terminate the Management Agreement, the Company may elect to accelerate the termination date (“the “Termination Date”) to a date that is between seven and 90 days after the date of the Company’s delivery of a Termination Notice (the “Notice Delivery Date”). If the Company does not make an election to accelerate the Termination Date, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either the Company or the Manager, in addition to any amounts accrued for the period prior to the Accelerated Termination Date, the Company shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365.

The Management Agreement may also be terminated by the Manager for any reason or no reason upon 365 days prior written notice, or with shorter notice periods by either the Company or the Manager for cause or by the Company in the event of a sale of the Manager that was not pre-approved by the Independent Directors.

The Management Agreement may be amended or modified by agreement between the Company and the Manager.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

20. LEASE COMMITMENTS AND CONTINGENCIES
Commitments

In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for each of the three months ended September 30, 2018 and 2017 was $0.8 million. The Company’s aggregate future minimum lease payments totaled $26.5 million. The following table details the future lease payments:

Lease Commitments
Years Ending September 30,	(dollars in thousands)
2018 (remaining)	$891
2019	3,565
2020	3,652
2021	3,862
2022	3,862
Later years	10,618
Total	$26,450

Contingencies

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2018 and December 31, 2017.

21. ARCOLA REGULATORY REQUIREMENTS
Arcola is the Company’s wholly owned and consolidated broker-dealer. Arcola is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.
Arcola is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Arcola enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contractual amount and are collateralized by mortgage-backed or other securities. Arcola generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. Arcola’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and Arcola will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements that give Arcola the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty.

As a self-clearing, registered broker-dealer, Arcola is required to maintain minimum net capital by FINRA. At September 30, 2018 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1, at September 30, 2018 was $393.3 million with excess net capital of $393.0 million.

22. ACQUISITION OF MTGE INVESTMENT CORP.

As previously disclosed in the Company’s filings with the SEC, on September 7, 2018, Mountain Merger Sub Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of MTGE Investment Corp. (“MTGE”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of $906.2 million, consisting of $455.9 million in equity consideration and $450.3 million in cash consideration (the “MTGE Acquisition”). The Company issued 43.6 million common stock as part of the consideration for the MTGE Acquisition. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that was outstanding as of immediately prior to the completion of the MTGE Acquisition was converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company classified and designated as Series H Preferred Stock, and which have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.

The Company believes that the MTGE’s portfolio is complementary to the Company’s pre-acquisition portfolio, that the combined capital base supports continued growth of the Company’s businesses and that the acquisition creates efficiency and growth opportunities.

The MTGE Acquisition was accounted for as an asset acquisition in accordance with Accounting Standards Codification 805 Business Combinations (“ASC 805”). Under ASC 805, an acquisition does not qualify as a business combination if the acquisition does not meet the definition of a business. U.S. GAAP defines a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. Since the Company did not acquire the external management agreement with the MTGE’s third party manager, there were no substantive processes acquired as part of the acquisition. Therefore, the MTGE Acquisition was not considered a business combination.

Under ASC 805, an asset acquisition is accounted for under the cost accumulation model which allocates the cost of the acquisition which generally includes direct transaction costs to the individual assets acquired and liabilities assumed on the basis of relative fair value with certain exceptions including financial assets and current assets. These exceptions are excluded from the cost accumulation method since recognizing these assets at amounts other than their fair value would result in a subsequent gain or loss upon re-measurement. Since there are no significant non-financial assets to allocate the transaction costs to, the transaction costs of $58.3 million were expensed as they were incurred and included in Other general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss). Similarly, the excess consideration of $44.5 million over the fair value of the assets acquired was recognized within Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss) on the closing date of the acquisition. The allocation of the consideration paid as part of the transaction and its assignment to the initial carrying value of the MTGE portfolio is noted in the below table.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

September 2018
Consideration Transferred:	(dollars in thousands)
Cash	$450,287
Common equity	455,943
Preferred shares:
Exchange of MTGE preferred stock for Annaly preferred stock	55,000
Total consideration	$961,230
Net Assets:
Cash and cash equivalents	$191,953
Securities	4,111,930
Real estate, net	277,648
Derivative assets	18,629
Reverse repurchase agreements	938,251
Receivable for unsettled trades	6,809
Principal receivable	44,462
Interest receivable	14,282
Intangible assets, net	14,483
Other assets	50,105
Total assets acquired	5,668,552

Repurchase agreements	3,561,816
Mortgages payable	201,629
U.S. Treasury securities sold, not yet purchased	934,149
Derivative liabilities	2,498
Interest Payable	22,220
Dividends payable	819
Other liabilities	28,715
Total liabilities assumed	4,751,846
Net assets acquired	$916,706

For additional details regarding the terms and conditions of the MTGE Acquisition and related matters, please refer to the Company’s other filings with the SEC that were made in connection with the MTGE Acquisition.

23. SUBSEQUENT EVENTS

On October 31, 2018, the Company completed and closed its third securitization of residential mortgage loans for the 2018 calendar year, OBX 2018-EXP2 Trust, with a face value of $384 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	45
Acquisition of MTGE Investment Corp.	45
Business Environment	46
Economic Environment	46
Results of Operations	47
Net Income (Loss) Summary	47
Non-GAAP Financial Measures	50
Amortization	51
Core Earnings and Core Earnings (excluding PAA), Core Earnings and Core Earnings (excluding PAA) Per Average Common Share and Annualized Core Return on Average Equity (excluding PAA)	51
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	53
Experienced and Projected Long-term CPR	54
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA)	55
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	55
Realized and Unrealized Gains (Losses)	56
Other Income (Loss)	58
General and Administrative Expenses	58
Unrealized Gains and Losses	58
Return on Average Equity	59
Financial Condition	59
Residential Securities	60
Contractual Obligations	63
Off-Balance Sheet Arrangements	64
Capital Management	64
Stockholders’ Equity	65
Capital Stock	65
Leverage and Capital	65
Risk Management	66
Risk Appetite	66
Governance	66
Description of Risks	67
Capital, Liquidity and Funding Risk Management	67
Funding	68
Excess Liquidity	69
Maturity Profile	70
Stress Testing	72
Liquidity Management Policies	72
Investment/Market Risk Management	72
Credit Risk Management	73
Counterparty Risk Management	74
Operational Risk Management	74
Compliance, Regulatory and Legal Risk Management	75
Critical Accounting Policies and Estimates	75
Valuation of Financial Instruments	75
Residential Securities	75
Residential Mortgage Loans	75
Commercial Real Estate Investments	76
Interest Rate Swaps	76
Revenue Recognition	76
Consolidation of Variable Interest Entities	76
Use of Estimates	77
Glossary of Terms	78

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

Acquisition of MTGE Investment Corp.

As previously disclosed in our filings with the SEC, on September 7, 2018, Mountain Merger Sub Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of MTGE Investment Corp. (“MTGE”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of $906.2 million, consisting of $455.9 million in equity consideration and $450.3 million in cash consideration (the “MTGE Acquisition”). We issued 43.6 million common stock as part of the consideration for the MTGE Acquisition. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that was outstanding as of immediately prior to the completion of the MTGE Acquisition was converted into one share of a newly-designated series of our preferred stock, par value $0.01 per share, which we classified and designated as Series H Preferred Stock, and which have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.

We believe that MTGE’s portfolio is complementary to our pre-acquisition portfolio, that the combined capital base supports continued growth of our businesses and that the acquisition creates efficiency and growth opportunities.

The MTGE Acquisition was accounted for as an asset acquisition in accordance with U.S. GAAP. In connection with the MTGE Acquisition, transaction costs of $58.3 million were expensed as they were incurred and included in Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) during the three months ended September 30, 2018. Similarly, the excess consideration of $44.5 million over the fair value of the assets acquired was recognized within Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss) on the closing date of the acquisition in September 2018.

For additional details regarding the terms and conditions of the MTGE Acquisition and related matters, please refer to the “Acquisition of MTGE Investment Corp.” Note in Part I. Item 1 and our other filings with the SEC that were made in connection with the MTGE Acquisition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Business Environment
The quarter ended September 30, 2018 was marked by a continued rise in the level of interest rates as economic fundamentals in the United States remained robust, near-term recession risk was low, and underlying fundamentals, particularly for the consumer, remained sound. Agency mortgage-backed security spreads widened modestly during the third quarter of 2018, while credit sector spreads were roughly unchanged. Within this broader macro-economic environment exemplified by volatility and uncertainty, we have maintained an active hedging strategy. Separately, leverage increased modestly primarily as a result of the onboarding of the MTGE portfolio in early September 2018. We meaningfully grew our portfolio during the third quarter of 2018 as the MTGE acquisition added Agency mortgage-backed security assets, residential credit securities and a number of commercial real estate health care assets. Despite our continued interest in adding credit assets with sound fundamentals and attractive returns, we continue to view the broader credit sector as fully valued, in turn remaining selective with our investment opportunities.

Economic Environment

The pace of economic growth remained strong in the third quarter of 2018, coming in above estimated potential growth. Measured by real gross domestic product (“GDP”), activity increased by an annualized 3.5% during the third quarter of 2018, somewhat below the 4.2% reading for the second quarter of 2018. The decline was due to a reversion of fixed investment to subtract (0.04%) during the third quarter of 2018 compared to a 1.1% boost during the second quarter of 2018. Non-residential investment expanded only 0.8%, the slowest expansion for the segment since the fourth quarter of 2016, a troubling sign only three quarters removed from the enactment of the Tax Cuts and Jobs Act of 2017. The housing sector continued to struggle with higher mortgage rates in spite of strong fundamentals, falling an annualized 4.0% in the third quarter of 2018 after a 1.4% drop in the second quarter of 2018. Consumer spending remained healthy, with household spending expanding by a 4.0% rate in the third quarter of 2018 after a slightly worse 3.8% annualized gain for the second quarter of 2018. The trade balance subtracted (1.8%) from GDP growth, reversing the 1.2% boost in the second quarter of 2018. The volatility appears related to timing of tariff actions, therefore likely to continue in subsequent quarters. Meanwhile, the similarly volatile inventories component added 2.1% to growth in the third quarter of 2018, recovering from a (1.2%) drag in the previous quarter. The government continued to add stimulus to the economy, adding 0.6% to real GDP in the third quarter of 2018.

The Federal Reserve System (“Fed”) currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell further in the third quarter of 2018 from 4.0% to 3.7%, remaining below the Fed’s estimate of the long-run unemployment rate of 4.5%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 190,000 jobs per month during the third quarter of 2018, down slightly from 217,000 jobs added per month in the second quarter of 2018, although impacted by Hurricane Florence in September 2018. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, has remained just below 3%, reading 2.75% in September 2018 compared to 2.78% in June 2018. The Fed risks underestimating labor markets as of their September 26, 2018 projections, forecasting 3.7% unemployment by year-end 2018 and 3.5% by year-end 2019, where it will stay in 2020 before rising modestly to 3.7% in 2021.

Inflation remained near the Fed’s 2% target during the third quarter of 2018, as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 2.0% year-over-year in August 2018, down slightly from 2.3% in June 2018. The more stable core PCE measure, which excludes volatile food and energy prices, remained unchanged at 2.0% in September 2018 compared to the same in June 2018. The Fed expects the core and headline PCE measures to remain at or modestly above their 2% target over the foreseeable future.

The Federal Open Market Committee (“FOMC”) continued to support its dual mandate by keeping its target for the federal funds rate at accommodative levels, while gradually reducing the size of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings. In assessing realized and expected progress towards its objectives, the FOMC kept the target range for the federal funds rate unchanged at 1.75%-2.00% at its July 31-August 1, 2018 meeting before raising it to 2.00%-2.25% at its September 25-26, 2018 meeting. Continued strong economic growth, labor market improvement and inflation near target led the FOMC to keep its economic outlook optimistic. The FOMC continued to expect a fourth rate hike in 2018 and three in 2019 while upgrading its GDP forecast for both years. Additionally, the FOMC removed language from its official statement that the current level of policy remains accommodative, with subsequent official communication signaling this was not intended to mean a change in policy path. In July 2018, the cap of portfolio runoff amount increased from $18.0 billion to $24.0 billion per month for U.S. Treasury securities and from $12.0 billion to $16.0 billion per month for Agency mortgage-backed securities. The program will reach its ultimate cap of $30 billion for U.S. Treasury securities and $20 billion for Agency mortgage-backed securities in October 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

During the three months ended September 30, 2018, the 10-year U.S. Treasury Rate sold off in a continuation of the move from the first quarter as investors saw continued strong economic data, continued hawkish Fed guidance and a modest alleviation of some geopolitical downside risks. Estimates of term premium, or the compensation required for purchasing longer-dated Treasury maturities, remained at very low levels, suggesting consistent demand for duration. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury Rate, rose slightly over the quarter, according to Bloomberg, though fluctuated somewhat.

The following table presents interest rates at each date presented:

	September 30, 2018	December 31, 2017	September 30, 2017
30-Year mortgage current coupon	3.81%	3.00%	2.97%
Mortgage basis	75 bps	59 bps	63 bps
10-Year U.S. Treasury rate	3.06%	2.41%	2.33%
LIBOR:
1-Month	2.26%	1.56%	1.23%
6-Month	2.60%	1.84%	1.51%

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

Net Income (Loss) Summary

The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands, except per share data)
Interest income	$816,596	$622,550	$2,472,889	$1,747,703
Interest expense	500,973	268,937	1,311,086	689,643
Net interest income	315,623	353,613	1,161,803	1,058,060
Realized and unrealized gains (losses)	199,716	43,807	1,339,051	(159,722)
Other income (loss)	(10,643)	28,282	57,550	90,793
Less: General and administrative expenses	126,509	57,016	252,800	164,867
Income (loss) before income taxes	378,187	368,686	2,305,604	824,264
Income taxes	(7,242)	1,371	(3,416)	2,019
Net income (loss)	385,429	367,315	2,309,020	822,245
Net income (loss) attributable to noncontrolling interests	(149)	(232)	(277)	(437)
Net income (loss) attributable to Annaly	385,578	367,547	2,309,297	822,682
Dividends on preferred stock (1)	31,675	30,355	96,818	77,301
Net income (loss) available (related) to common stockholders	$353,903	$337,192	$2,212,479	$745,381
Net income (loss) per share available (related) to common stockholders:
Basic	$0.29	$0.31	$1.88	$0.72
Diluted	$0.29	$0.31	$1.88	$0.72
Weighted average number of common shares outstanding:
Basic	1,202,353,851	1,072,566,395	1,174,292,701	1,037,033,076
Diluted	1,202,353,851	1,073,040,637	1,174,292,701	1,037,445,177
Other information:
Asset portfolio at period-end	$101,192,482	$95,343,337	$101,192,482	$95,343,337
Average total assets	$102,397,400	$91,275,380	$101,734,271	$88,778,691
Average equity	$14,364,856	$13,382,322	$14,386,055	$12,996,991
Leverage at period-end (2)	5.9:1	5.4:1	5.9:1	5.4:1
Economic leverage at period-end (3)	6.7:1	6.9:1	6.7:1	6.9:1
Capital ratio (4)	12.6%	12.3%	12.6%	12.3%
Annualized return on average total assets	1.51%	1.61%	3.03%	1.23%
Annualized return (loss) on average equity	10.73%	10.98%	21.40%	8.44%
Annualized core return on average equity (excluding PAA) (5)	10.85%	10.57%	10.73%	10.49%
Net interest margin (6)	1.49%	1.33%	1.65%	1.34%
Net interest margin (excluding PAA) (5)	1.50%	1.47%	1.53%	1.51%
Average yield on interest earning assets	3.21%	2.79%	3.23%	2.71%
Average yield on interest earning assets (excluding PAA) (5)	3.22%	2.97%	3.09%	2.91%
Average cost of interest bearing liabilities (7)	2.08%	1.82%	1.96%	1.72%
Net interest spread	1.13%	0.97%	1.27%	0.99%
Net interest spread (excluding PAA) (5)	1.14%	1.15%	1.13%	1.19%
Constant prepayment rate	10.3%	10.3%	9.8%	10.9%
Long-term constant prepayment rate	9.1%	10.4%	9.1%	10.4%
Common stock book value per share (7)	$10.03	$11.42	$10.03	$11.42
Interest income (excluding PAA) (5)	$819,982	$662,449	$2,365,396	$1,878,172
Economic interest expense (5) (8)	$449,624	$347,501	$1,276,422	$941,425
Economic net interest income (excluding PAA) (5)	$370,358	$314,948	$1,088,974	$936,747
Core earnings (5)	$386,280	$313,647	$1,265,244	$891,576
Premium amortization adjustment cost (benefit)	$3,386	$39,899	$(107,493)	$130,469
Core earnings (excluding PAA) (5)	$389,666	$353,546	$1,157,751	$1,022,045
Core earnings per common share (5)	$0.29	$0.26	$1.00	$0.79
PAA cost (benefit) per common share (5)	$0.01	$0.04	$(0.10)	$0.12
Core earnings (excluding PAA) per common share (5)	$0.30	$0.30	$0.90	$0.91

(1)	Includes cumulative and undeclared dividends on our Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

(2)
Debt consists of repurchase agreements, other secured financing, securitized debt and mortgages payable. Certain credit facilities (included within other secured financing), securitized debt and mortgages payable are non-recourse to us.

(3)	Computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases (sales) of investments divided by total equity.

(4)	Represents the ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of debt issued by securitization vehicles).

(5)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(6)
Represents the sum of our interest income plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average outstanding TBA contract and CMBX balances.

(7)	Book value per common share includes 10.6 million shares of our common stock that were pending issuance to shareholders of MTGE at September 30, 2018 in connection with the MTGE Acquisition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

(8)
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

GAAP
Net income (loss) was $385.4 million, which includes ($0.1) million attributable to noncontrolling interests, or $0.29 per average basic common share, for the three months ended September 30, 2018 compared to $367.3 million, which includes ($0.2) million attributable to noncontrolling interests, or $0.31 per average basic common share, for the same period in 2017. We attribute the majority of the change in net income (loss) to the increase in unrealized gains on interest rate swaps, which was $417.2 million for the three months ended September 30, 2018 compared to $56.9 million for the same period in 2017, reflecting a sharper rise in forward interest rates during the three months ended September 30, 2018 compared to the same period in 2017, partially offset by higher net losses on disposal of investments which was ($324.3) million for the three months ended September 30, 2018 compared to ($11.6) million for the same period in 2017.

Net income (loss) was $2.3 billion, which includes $(0.3) million attributable to noncontrolling interests, or $1.88 per average basic common share, for the nine months ended September 30, 2018 compared to $822.2 million, which includes $(0.4) million attributable to noncontrolling interests, or $0.72 per average basic common share, for the same period in 2017. We attribute the majority of the change in net income (loss) to the change in unrealized gains (losses) on interest rate swaps, which was $1.7 billion for the nine months ended September 30, 2018 compared to $28.5 million for the same period in 2017, reflecting a rise in forward interest rates, partially offset by higher net losses on disposal of investments which was ($376.9) million for the nine months ended September 30, 2018 compared to ($11.8) million for the same period in 2017.

Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $389.7 million, or $0.30 per average common share, for the three months ended September 30, 2018 compared to $353.5 million, or $0.30 per average common share, for the same period in 2017. Core earnings (excluding PAA) were $1.2 billion, or $0.90 per average common share, for the nine months ended September 30, 2018 compared to $1.0 billion, or $0.91 per average common share, for the same period in 2017. Core earnings (excluding PAA) increased during each period in 2018 compared to the same periods in 2017 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps, partially offset by an increase in interest expense from higher borrowing rates, an increase in average Interest Bearing Liabilities and higher amortization on MSRs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Non-GAAP Financial Measures

In connection with our continued growth and diversification, including the recent acquisition of MTGE, we have updated our calculation of core earnings and related metrics to reflect changes to our portfolio composition and operations. Beginning with the results for the quarter ended September 30, 2018, core earnings has been refreshed to include coupon income (expense) on CMBX positions (reported in Net gains (losses) on other derivatives) and to exclude depreciation and amortization expense on real estate and related intangibles (reported in Other income (loss)), non-core income (loss) allocated to equity method investments (reported in Other income (loss)) and the income tax effect of non-core income (loss) (reported in Income taxes). Prior period results will not be adjusted to conform to the revised calculation as the impact was not material.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Premium amortization expense	$187,537	$220,636	$485,795	$675,354
Less: PAA cost (benefit)	3,386	39,899	(107,493)	130,469
Premium amortization expense (excluding PAA)	$184,151	$180,737	$593,288	$544,885

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(per average common share)
Premium amortization expense	$0.16	$0.21	$0.41	$0.65
Less: PAA cost (benefit)	0.01	0.04	(0.10)	0.12
Premium amortization expense (excluding PAA)	$0.15	$0.17	$0.51	$0.53

Core earnings and core earnings (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)

Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments and continuous management of our portfolio. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs.  Core earnings, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-core income (loss) items), and core earnings (excluding PAA), which is defined as core earnings excluding the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, are used by management and, we believe, used by analysts and investors to measure its progress in achieving this objective.

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

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands, except per share data)
GAAP net income (loss)	$385,429	$367,315	$2,309,020	$822,245
Net income (loss) attributable to noncontrolling interests	(149)	(232)	(277)	(437)
Net income (loss) attributable to Annaly	385,578	367,547	2,309,297	822,682
Adjustments to exclude reported realized and unrealized (gains) losses:
Realized (gains) losses on termination or maturity of interest rate swaps	(575)	—	(1,409)	58
Unrealized (gains) losses on interest rate swaps	(417,203)	(56,854)	(1,737,963)	(28,471)
Net (gains) losses on disposal of investments	324,294	11,552	376,943	11,833
Net (gains) losses on other derivatives	(94,827)	(154,208)	(81,871)	(140,104)
Net unrealized (gains) losses on instruments measured at fair value through earnings	39,944	67,492	139,913	27,569
Adjustments to exclude components of other (income) loss:
Depreciation and amortization expense related to commercial real estate	9,278	—	9,278	—
Non-core (income) loss allocated to equity method investments (1)	(2,358)	—	(2,358)	—
Non-core other (income) loss (2)	44,525	—	44,525	—
Adjustments to exclude components of general and administrative expenses and income taxes:
Transaction expenses and non-recurring items (3)	60,081	—	61,600	—
Income tax effect of non-core income/(loss) items	886	—	886	—
Adjustments to add back components of realized and unrealized (gains) losses:
TBA dollar roll income and CMBX coupon income (4)	56,570	94,326	207,414	245,345
MSR amortization (5)	(19,913)	(16,208)	(61,011)	(47,336)
Core earnings (6)	386,280	313,647	1,265,244	891,576
Premium amortization adjustment cost (benefit)	3,386	39,899	(107,493)	130,469
Core earnings (excluding PAA) (6)	$389,666	$353,546	$1,157,751	$1,022,045
GAAP net income (loss) per average common share (7)	$0.29	$0.31	$1.88	$0.72
Core earnings per average common share (6) (7)	$0.29	$0.26	$1.00	$0.79
Core earnings (excluding PAA) per average common share (6) (7)	$0.30	$0.30	$0.90	$0.91
Annualized GAAP return (loss) on average equity	10.73%	10.98%	21.40%	8.44%
Annualized core return on average equity (excluding PAA) (6)	10.85%	10.57%	10.73%	10.49%

(1)
Beginning with the period ended September 30, 2018, we exclude non-core (income) loss allocated to equity method investments, which represents the unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other income (loss).

(2)
Represents the amount of consideration paid for the acquisition of MTGE in excess of the fair value of net assets acquired. This amount is primarily attributable to a decline in portfolio valuation between the pricing and closing dates of the transaction and is consistent with changes in market values observed for similar instruments over the same period.

(3)
Represents costs incurred in connection with the MTGE transaction and costs incurred in connection with a securitization of residential whole loans for the three and nine months ended September 30, 2018.

(4)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.2 million for the three and nine months ended September 30, 2018. There were no adjustments for CMBX coupon income prior to September 30, 2018.

(5)
MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on the Company’s MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.

(6)	Represents a non-GAAP financial measure.

(7)	Includes cumulative and undeclared dividends on our Series F Preferred Stock of $8.3 million for the three and nine months ended September 30, 2017.

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

The CMBX index is a synthetic tradable index referencing a basket of 25 commercial mortgage-backed securities of a particular rating and vintage. The CMBX index allows investors to take a long position (referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of commercial mortgage-backed securities and is structured as a “pay-as-you-go” contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying commercial mortgage-backed securities as they occur. We report income (expense) on CMBX positions in Net gains (losses) on other derivatives in the Consolidated Statements of Comprehensive Income (Loss). The coupon payments received or paid on CMBX positions is equivalent to interest income (expense) and therefore included in core earnings.

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

The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
September 30, 2018	$816,596	$3,386	$819,982
September 30, 2017	$622,550	$39,899	$662,449
Nine Months Ended:
September 30, 2018	$2,472,889	$(107,493)	$2,365,396
September 30, 2017	$1,747,703	$130,469	$1,878,172

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
Three Months Ended:	(dollars in thousands)
September 30, 2018	$500,973	$(51,349)	$449,624	$315,623	$(51,349)	$366,972	$3,386	$370,358
September 30, 2017	$268,937	$78,564	$347,501	$353,613	$78,564	$275,049	$39,899	$314,948
Nine Months Ended:
September 30, 2018	$1,311,086	$(34,664)	$1,276,422	$1,161,803	$(34,664)	$1,196,467	$(107,493)	$1,088,974
September 30, 2017	$689,643	$251,782	$941,425	$1,058,060	$251,782	$806,278	$130,469	$936,747

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

	Experienced CPR (1)	Projected Long-term CPR (2)
Three Months Ended:
September 30, 2018	10.3%	9.1%
September 30, 2017	10.3%	10.4%
	Experienced CPR (1)	Long-term CPR (2)
Nine Months Ended:
September 30, 2018	9.8%	9.1%
September 30, 2017	10.9%	10.4%

(1)	For the three and nine months ended September 30, 2018 and 2017, respectively.

(2)	At September 30, 2018 and 2017, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)

Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average cost of interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as sum of interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract and CMBX balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.

Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.

Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
Three Months Ended:		(dollars in thousands)
September 30, 2018	$101,704,957	$819,982	3.22%	$86,638,082	$449,624	2.08%	$370,358	1.14%
September 30, 2017	$89,253,094	$662,449	2.97%	$76,382,315	$347,501	1.82%	$314,948	1.15%
Nine Months Ended:
September 30, 2018	$101,959,145	$2,365,396	3.09%	$87,039,447	$1,276,422	1.96%	$1,088,974	1.13%
September 30, 2017	$86,114,838	$1,878,172	2.91%	$73,097,354	$941,425	1.72%	$936,747	1.19%

(1)	Does not reflect the unrealized gains/(losses).

(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
Three Months Ended:		(dollars in thousands)
September 30, 2018	$819,982	56,570	(500,973)	51,349	$426,928	$101,704,957	12,216,863	$113,921,820	1.50%
September 30, 2017	$662,449	94,326	(268,937)	(88,211)	$399,627	$89,253,094	19,291,834	$108,544,928	1.47%
Nine Months Ended:
September 30, 2018	$2,365,396	207,414	(1,311,086)	34,664	$1,296,388	$101,959,145	11,225,007	$113,184,152	1.53%
September 30, 2017	$1,878,172	245,345	(689,643)	(288,837)	$1,145,037	$86,114,838	14,718,163	$100,833,001	1.51%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One-Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
Three Months Ended:	(dollars in thousands)
September 30, 2018	$86,638,082	$86,981,115	$449,624	2.08%	2.11%	2.54%	(0.43%)	(0.03)%	(0.46)%
September 30, 2017	$76,382,315	$76,501,453	$347,501	1.82%	1.23%	1.46%	(0.23)%	0.59%	0.36%
Nine Months Ended:
September 30, 2018	$87,039,447	$86,981,115	$1,276,422	1.96%	1.91%	2.38%	(0.47)%	0.05%	(0.42)%
September 30, 2017	$73,097,354	$76,501,453	$941,425	1.72%	1.04%	1.42%	(0.38)%	0.68%	0.30%

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

Economic interest expense increased by $102.1 million to $449.6 million for the three months ended September 30, 2018 compared to the same period in 2017. Economic interest expense increased by $335.0 million to $1.3 billion for the nine months ended September 30, 2018 compared to the same period in 2017. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by the change in the net interest component of interest rate swaps which was $51.3 million for the three months ended September 30, 2018 compared to ($78.6) million for the same period in 2017 and $34.7 million for the nine months ended September 30, 2018 compared to ($251.8) million for the same period in 2017.

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

At September 30, 2018 and December 31, 2017, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and increase the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)

Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended September 30, 2018 and 2017 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$469,127	$(31,357)	$1,774,036	$(260,424)
Net gains (losses) on disposal of investments	(324,294)	(11,552)	(376,943)	(11,833)
Net gains (losses) on other derivatives	94,827	154,208	81,871	140,104
Net unrealized gains (losses) on instruments measured at fair value through earnings	(39,944)	(67,492)	(139,913)	(27,569)
Total	$199,716	$43,807	$1,339,051	$(159,722)

(1)	Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended September 30, 2018 and 2017

Net gains (losses) on interest rate swaps for the three months ended September 30, 2018 was $469.1 million compared to ($31.4) million for the same period in 2017. The change was primarily attributable to the change in unrealized gains (losses) on interest rate swaps which was $417.2 million for the three months ended September 30, 2018 compared to $56.9 million for the same period in 2017, reflecting a steeper rise in forward interest rates during the three months ended September 30, 2018 compared to the same period in 2017.

Net gains (losses) on disposal of investments was ($324.3) million for the three months ended September 30, 2018 compared with ($11.6) million for the same period in 2017. During the three months ended September 30, 2018, we disposed of Residential Securities with a carrying value of $9.1 billion for an aggregate net loss of ($322.4) million. For the same period in 2017, we disposed of Residential Securities with a carrying value of $6.8 billion for an aggregate net loss of ($10.2) million.

Net gains (losses) on other derivatives was $94.8 million for the three months ended September 30, 2018 compared to $154.2 million for the same period in 2017. Net gains (losses) on TBA derivatives was ($77.2) million for the three months ended September 30, 2018 compared to $139.8 million for the same period in 2017. Net gains (losses) on futures contracts was $213.5 million for the three months ended September 30, 2018 compared to $22.7 million for the same period in 2017.

Net unrealized gains (losses) on instruments measured at fair value through earnings was ($39.9) million for the three months ended September 30, 2018 compared to ($67.5) million for the same period in 2017, primarily due to more favorable changes in unrealized gains (losses) on MSRs, partially offset by unfavorable changes in unrealized gains (losses) on Agency interest-only investments and non-Agency mortgage-backed securities for the three months ended September 30, 2018 compared to the same period in 2017.

For the Nine Months Ended September 30, 2018 and 2017

Net gains (losses) on interest rate swaps for the nine months ended September 30, 2018 was $1.8 billion compared to ($260.4) million for the same period in 2017. The change was primarily attributable to the change in unrealized gains (losses) on interest rate swaps which was $1.7 billion for the nine months ended September 30, 2018 compared to $28.5 million for the same period in 2017, reflecting a steeper rise in forward interest rates during the nine months ended September 30, 2018 compared to the same period in 2017.

Net gains (losses) on disposal of investments was ($376.9) million for the nine months ended September 30, 2018 compared with ($11.8) million for the same period in 2017. During the nine months ended September 30, 2018, we disposed of Residential Securities with a carrying value of $14.5 billion for an aggregate net loss of ($372.5) million. For the same period in 2017, we disposed of Residential Securities with a carrying value of $11.4 billion for an aggregate net loss of ($14.3) million and residential mortgage loans for a net loss of ($3.4) million partially offset by a disposal of a wholly-owned triple net leased property for a gain of $5.1 million.

Net gains (losses) on other derivatives was $81.9 million for the nine months ended September 30, 2018 compared to $140.1 million for the same period in 2017. Net gains (losses) on TBA derivatives was ($356.3) million for the nine months ended September 30, 2018 compared to $255.5 million for the same period in 2017. Net gains (losses) on futures contracts was $458.3 million for the nine months ended September 30, 2018 compared to ($97.0) million for the same period in 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Net unrealized gains (losses) on instruments measured at fair value through earnings was ($139.9) million for the nine months ended September 30, 2018 compared to ($27.6) million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on MSRs for the nine months ended September 30, 2018 compared to the same period in 2017.

Other Income (Loss)

Other income (loss) includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, net servicing income on MSRs, operating costs as well as depreciation and amortization expense. We report in Other income (loss) items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

Other income (loss) also includes the amount of consideration paid for the acquisition of MTGE Investment Corp. in excess of the fair value of net assets acquired, which was $44.5 million for the three and nine months ended September 30, 2018

General and Administrative Expenses

General and administrative (“G&A”) expenses consist of compensation and management fee and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
Three Months Ended:	(dollars in thousands)
September 30, 2018	$126,509	0.49%	3.52%
September 30, 2017	$57,016	0.25%	1.70%
Nine Months Ended:
September 30, 2018	$252,800	0.33%	2.34%
September 30, 2017	$164,867	0.25%	1.69%

(1)
Includes $60.1 million and $61.6 million of transaction costs incurred in connection with the MTGE Acquisition and securitizations of residential whole loans for the three and nine months ended September 30, 2018, respectively. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.26% and as a percentage of average equity were 1.85% for the three months ended September 30, 2018. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.25% and as a percentage of average equity were 1.77% for the nine months ended September 30, 2018.

G&A expenses were $126.5 million for the three months ended September 30, 2018, an increase of $69.5 million compared to the same period in 2017. G&A expenses were $252.8 million for the nine months ended September 30, 2018, an increase of $87.9 million compared to the same period in 2017. The change in each period was largely attributable to transaction costs in connection with the MTGE Acquisition and securitizations of residential whole loans, higher compensation and management fees, reflecting an increase in adjusted stockholders’ equity primarily resulting from the equity capital raised during the third quarter of 2018 and second half of 2017, and reimbursement payments made to the Manager for certain services in connection with the management and operations of Annaly which commenced during the third quarter of 2018.

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

	September 30, 2018	December 31, 2017
	(dollars in thousands)
Unrealized gain	$38,088	$157,818
Unrealized loss	(3,861,044)	(1,283,838)
Net unrealized gain (loss)	$(3,822,956)	$(1,126,020)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to reduce borrowing capacity. A very large negative change in the net fair value of our available-for-sale Residential Securities might impair our liquidity position, requiring us to sell assets with the likely result of realized losses upon sale.

The fair value of these securities being less than amortized cost at September 30, 2018 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Return on Average Equity

Our annualized return (loss) on average equity was 10.73% and 10.98% for the three months ended September 30, 2018 and 2017, respectively. Our annualized return (loss) on average equity was 21.40% and 8.44% for the nine months ended September 30, 2018 and 2017, respectively.

The following table shows the components of our annualized return on average equity for the periods presented.

Components of Annualized Return on Average Equity

	Economic Net Interest Income/Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/Average Equity	Income Taxes/Average Equity	Return on Average Equity
Three Months Ended:
September 30, 2018	10.22%	4.13%	(0.30%)	(3.52%)	0.20%	10.73%
September 30, 2017	8.21%	3.66%	0.85%	(1.70%)	(0.04%)	10.98%
Nine Months Ended:
September 30, 2018	11.09%	12.09%	0.53%	(2.34%)	0.03%	21.40%
September 30, 2017	8.27%	0.94%	0.93%	(1.69%)	(0.01%)	8.44%

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

Financial Condition

Total assets were $106.0 billion and $101.8 billion at September 30, 2018 and December 31, 2017, respectively. The change was primarily due to increases in commercial real estate investments of $1.3 billion, receivable for unsettled trades of $1.3 billion and reverse repurchase agreements of $1.2 billion, partially offset by a ($1.1) billion decrease in Residential Securities. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2018:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans	CRE Debt & Preferred Equity Investments (2)	Investments in CRE	Corporate Debt	Total (3)
Assets:	(dollars in thousands)
Fair Value/Carrying Value	$89,878,961	$16,253,193	$688,521	$3,156,482	$5,186,630	$753,014	$1,528,874	$101,192,482
Debt:
Repurchase agreements	77,142,421	16,209,160	437,020	474,006	1,019,579	—	—	79,073,026
Other secured financing	2,757,633	—	—	805,914	95,000	—	450,000	4,108,547
Debt issued by securitization vehicles	—	—	—	559,499	3,240,043	—	—	3,799,542
Net forward purchases	1,195,813	—	11,587	31,188	—	—	—	1,238,588
Mortgages payable	—	—	—	—	—	511,588	—	511,588
Net Equity Allocated	$8,783,094	$44,033	$239,914	$1,285,875	$832,008	$241,426	$1,078,874	12,461,191	(4)

Net Equity Allocated (%)	70%	—%	2%	10%	7%	2%	9%	100%
Debt/Net Equity Ratio	9.2:1	NM	1.9:1	1.5:1	5.2:1	2.1:1	0.4:1	5.9:1	(5)

(1)	Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.

(2)	Includes loans held for sale, net.

(3)	Excludes the TBA asset, debt and equity balances.

(4)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.

(5)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

NM	Not meaningful.

Residential Securities

Substantially all of our Agency mortgage-backed securities at September 30, 2018  and December 31, 2017 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.

We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At September 30, 2018 and December 31, 2017 we had on our Consolidated Statements of Financial Condition a total of $167.3 million and $148.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $5.9 billion and $6.2 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).

The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended September 30, 2018 and 2017 was 10.3% and 10.3%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of September 30, 2018 and 2017 was 9.1% and 10.4%, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following tables present our Residential Securities that were carried at fair value at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,650,616	$81,983,842
Adjustable-rate pass-through	5,527,421	6,948,906
CMO	11,541	—
Interest-only	887,767	1,085,762
Multifamily	1,174,298	493,689
Reverse mortgages	38,485	39,564
Total Agency Securities	$89,290,128	$90,551,763
Residential Credit
CRT	$688,521	$651,764
Alt-A	216,064	183,886
Prime	377,630	192,760
Subprime	428,686	533,880
NPL/RPL	3,439	42,988
Prime Jumbo (>= 2010 Vintage)	129,968	126,622
Prime Jumbo (>= 2010 Vintage) Interest-Only	17,680	17,158
Total Residential Credit Securities	$1,861,988	$1,749,058
Total Residential Securities	$91,152,116	$92,300,821

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at the dates presented.

	September 30, 2018	December 31, 2017
Residential Securities: (1)	(dollars in thousands)
Principal Amount	$89,452,442	$87,518,155
Net Premium	$4,530,128	$4,682,299
Amortized Cost	$93,982,570	$92,200,454
Amortized Cost/Principal Amount	105.06%	105.35%
Carrying Value	$90,246,669	$91,197,901
Carrying Value / Principal Amount	100.89%	104.20%
Weighted Average Coupon Rate	3.81%	3.69%
Weighted Average Yield	3.02%	2.79%
Adjustable-Rate Residential Securities: (1)
Principal Amount	$6,778,380	$8,002,252
Weighted Average Coupon Rate	3.35%	3.05%
Weighted Average Yield	2.77%	2.52%
Weighted Average Term to Next Adjustment	20 Months	24 Months
Weighted Average Lifetime Cap (2)	8.04%	8.12%
Principal Amount at Period End as % of Total Residential Securities	7.58%	9.14%
Fixed-Rate Residential Securities: (1)
Principal Amount	$82,674,062	$79,515,903
Weighted Average Coupon Rate	3.85%	3.75%
Weighted Average Yield	3.04%	2.82%
Principal Amount at Period End as % of Total Residential Securities	92.42%	90.86%
Interest-Only Residential Securities:
Notional Amount	$7,133,210	$7,793,767
Net Premium	$1,239,298	$1,342,048
Amortized Cost	$1,239,298	$1,342,048
Amortized Cost/Notional Amount	17.37%	17.22%
Carrying Value	$905,447	$1,102,920
Carrying Value/Notional Amount	12.69%	14.15%
Weighted Average Coupon Rate	3.29%	3.61%
Weighted Average Yield	3.31%	4.17%

(1)	Excludes interest-only mortgage-backed securities.

(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following tables summarize certain characteristics of our residential credit portfolio at September 30, 2018.

		Payment Structure		Investment Characteristics
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency Credit Risk Transfer	$658,691	$—	$658,691	5.46%	1.16%	0.25%	9.33%
Private Label Credit Risk Transfer	29,830	—	29,830	7.49%	1.17%	0.52%	12.12%
Alt-A	216,064	152,656	63,408	4.58%	10.47%	11.20%	12.84%
Prime	377,630	189,938	187,692	4.60%	9.32%	7.86%	12.36%
Subprime	428,686	156,671	272,015	3.08%	10.47%	18.40%	6.23%
Non-Performing Loan Securitizations	3,439	—	3,439	5.00%	55.49%	54.68%	14.76%
Prime Jumbo (>=2010 Vintage)	129,968	95,393	34,575	3.63%	13.62%	0.02%	6.48%
Prime Jumbo (>=2010 Vintage) Interest-Only	17,680	17,680	—	0.45%	—%	0.24%	7.87%
Total/Weighted Average	$1,861,988	$612,338	$1,249,650	4.70%	7.30%	7.80%	13.23%

(1)	Represents the 3 month voluntary prepayment rate (“VPR”).

Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency Credit Risk Transfer	$—	$—	$658,691	$—	$658,691
Private Label Credit Risk Transfer	—	—	29,830	—	29,830
Alt-A	64,558	100,264	51,242	—	216,064
Prime	177,834	172,384	27,412	—	377,630
Subprime	—	59,903	368,783	—	428,686
Non-Performing Loan Securitizations	—	3,439	—	—	3,439
Prime Jumbo (>=2010 Vintage)	—	129,968	—	—	129,968
Prime Jumbo (>=2010 Vintage) Interest-Only	—	—	—	17,680	17,680
Total	$242,392	$465,958	$1,135,958	$17,680	$1,861,988
Contractual Obligations

The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2018. The table does not include the effect of net interest component of our interest rate swaps. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2018, the interest rate swaps had a net fair value of ($214.7) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$78,691,215	$381,811	$—	$—	$79,073,026
Interest expense on repurchase agreements (1)	290,234	4,924	—	—	295,158
Other secured financing	2,366	3,656,181	450,000	—	4,108,547
Interest expense on other secured financing (1)	110,558	147,904	1,614	—	260,076
Debt issued by securitization vehicles (principal)	—	888,500	1,880,487	1,004,753	3,773,740
Interest expense on debt issued by securitization vehicles	122,399	244,797	122,847	501,601	991,644
Mortgages payable (principal)	33,081	16,125	—	468,297	517,503
Interest expense on mortgages payable	20,338	38,143	37,933	166,394	262,808
Long-term operating lease obligations	3,267	7,415	7,723	8,045	26,450
Total	$79,273,458	$5,385,800	$2,500,604	$2,149,090	$89,308,952

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2018.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, mortgages

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2018, we received $8.7 billion from principal repayments and $9.6 billion in cash from disposal of Residential Securities, respectively. During the nine months ended September 30, 2017, we received $9.0 billion from principal repayments and $11.6 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at September 30, 2018.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Stockholders’ Equity

The following table provides a summary of total stockholders’ equity at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Stockholders’ Equity:	(dollars in thousands)
7.625% Series C Cumulative Redeemable Preferred Stock	$169,466	$290,514
7.50% Series D Cumulative Redeemable Preferred Stock	445,457	445,457
7.625% Series E Cumulative Redeemable Preferred Stock	—	287,500
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	696,910	696,910
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	411,335	—
8.125% Series H Cumulative Redeemable Preferred Stock	55,000	—
Common stock	13,031	11,596
Additional paid-in capital	18,793,706	17,221,265
Accumulated other comprehensive income (loss)	(3,822,956)	(1,126,020)
Accumulated deficit	(1,811,955)	(2,961,749)
Total stockholders’ equity	$14,949,994	$14,865,473

Capital Stock

The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
Nine Months Ended:	(dollars in thousands)
September 30, 2018	245,000	$2,584
September 30, 2017	169,000	$1,949

During the nine months ended September 30, 2018, we issued 24.0 million shares under the at-the-market sales program, for proceeds of $251.1 million, net of commissions and fees.
During the nine months ended September 30, 2018, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of approximately $753.8 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $113.1 million in proceeds before deducting offering expenses.
During the nine months ended September 30, 2017, we closed the public offering of an original issuance of 60.0 million shares of common stock for proceeds of approximately $709.8 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 9.0 million shares of common stock, which the underwriters exercised in full resulting in an additional $106.5 million in proceeds before deducting offering expenses.
Refer to the section titled “Acquisition of MTGE Investment Corp.” for capital stock activity related to the MTGE Acquisition.
No options were exercised during the nine months ended September 30, 2018 and 2017.

Leverage and Capital

We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there may be volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

Our debt-to-equity ratio at September 30, 2018 and December 31, 2017 was 5.9:1 and 5.7:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative notional outstanding and net forward purchases (sales) of investments divided by total equity, at September 30, 2018 and December 31, 2017 was 6.7:1 and 6.6:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of securitized debt of consolidated VIEs), was 12.6% and 12.9% at September 30, 2018 and December 31, 2017, respectively.

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

Additionally, our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Arcola also borrows funds through direct repurchase agreements.

To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2018, the weighted average days to maturity was 55 days.

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

At September 30, 2018, we had total financial assets and cash pledged against existing liabilities of $93.1 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2018 compared to December 31, 2017, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2018.

The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Three Months Ended:	(dollars in thousands)
September 30, 2018	$79,214,382	$79,073,026	$2,330,519	$1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
December 31, 2016	64,484,326	65,215,810	1,064,130	—
September 30, 2016	63,231,246	61,784,121	1,494,022	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2018. The weighted average remaining maturity on our repurchase agreements and other secured financing was 94 days at September 30, 2018:

	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$16,400,345	2.38%	19.7%
2 to 29 days	20,175,176	2.10%	24.4%
30 to 59 days	7,321,938	2.26%	8.8%
60 to 89 days	17,423,359	2.38%	20.9%
90 to 119 days	6,518,313	2.20%	7.8%
Over 120 days (1)	15,342,442	2.52%	18.4%
Total	$83,181,573	2.31%	100.0%

(1)	Approximately 5% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2018:

		Weighted Average Rate
	Principal Balance	At Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$79,073,026	2.32%	2.25%	55
Other secured financing (2)	4,108,547	2.66%	2.73%	845
Securitized debt of consolidated VIEs (3)	3,773,740	3.24%	3.26%	2,983
Mortgages payable (3)	517,503	4.03%	4.44%	4,863
Total indebtedness	$87,472,816

(1)	Determined based on estimated weighted-average lives of the underlying debt instruments.

(2)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.

(3)	Non-recourse to Annaly.

Excess Liquidity

Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2018:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$924,891	$157,856	$1,082,747
Reverse repurchase agreements (1)	750,000	484,704	1,234,704
Investments, at carrying value: (2)
Agency mortgage-backed securities	83,280,776	4,750,600	88,031,376
Credit risk transfer securities	551,673	125,274	676,947
Non-Agency mortgage-backed securities	617,579	524,614	1,142,193
Residential mortgage loans (3)	1,555,562	427,453	1,983,015
MSRs	2,958	585,875	588,833
Commercial real estate debt investments (3)	3,685,492	22,948	3,708,440
Commercial real estate debt and preferred equity, held for investment	1,050,469	385,396	1,435,865
Loans held for sale, net	—	42,325	42,325
Corporate debt	679,185	849,689	1,528,874
Total financial assets	$93,098,585	$8,356,734	$101,455,319

(1)	The collateral received in connection with reverse repurchase agreements was not sold or repledged as of September 30, 2018.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the
Consolidated Statements of Financial Condition.

(3)	Includes assets transferred or pledged to securitization vehicles.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2018.

Carrying Value (1)
Liquid Assets	(dollars in thousands)
Cash and cash equivalents	$1,082,747
Reverse repurchase agreements	484,704
Residential Securities (2)	89,850,516
Residential mortgage loans (3)	1,217,139
Commercial real estate debt investments (4)	186,495
Commercial real estate debt and preferred equity, held for investment	1,143,549
Loans held for sale, net	42,325
Corporate debt	888,859
Total liquid assets	$94,896,334
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	97.66%

(1)	Carrying value approximates the market value of assets. The assets listed in this table include $88.2 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2018. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the
Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $765.9 million.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.5 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2018 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial Assets:	(dollars in thousands)
Cash and cash equivalents	$1,082,747	$—	$—	$—	$1,082,747
Reverse repurchase agreements	1,234,704	—	—	—	1,234,704
Agency mortgage-backed securities (principal)	—	—	2,662,348	84,921,742	87,584,090
Credit risk transfer securities (principal)	1,569	—	—	649,791	651,360
Non-Agency mortgage-backed securities (principal)	—	17,305	135,653	1,064,034	1,216,992
Commercial mortgage-backed securities (principal)	—	—	—	196,407	196,407
Total securities	1,569	17,305	2,798,001	86,831,974	89,648,849
Residential mortgage loans (principal)	—	—	—	1,218,940	1,218,940
Commercial real estate debt and preferred equity (principal)	209,094	183,227	712,367	338,515	1,443,203
Corporate debt (principal)	—	—	99,953	1,442,858	1,542,811
Total loans	209,094	183,227	812,320	3,000,313	4,204,954
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	4,252,367	4,252,367
Total financial assets - maturity	2,528,114	200,532	3,610,321	94,084,654	100,423,621
Effect of utilizing reset dates (1)	7,829,356	3,049,093	(1,809,353)	(9,069,096)
Total financial assets - interest rate sensitive	$10,357,470	$3,249,625	$1,800,968	$85,015,558	$100,423,621
Financial Liabilities:
Repurchase agreements	$61,320,817	$17,370,398	$381,811	$—	$79,073,026
Other secured financing	—	2,366	3,956,181	150,000	4,108,547
Debt issued by securitization vehicles (principal)	—	—	888,500	2,885,240	3,773,740
Total financial liabilities - maturity	61,320,817	17,372,764	5,226,492	3,035,240	86,955,313
Effect of utilizing reset dates (1)(2)	(61,080,204)	14,276,031	13,128,363	33,675,810
Total financial liabilities - interest rate sensitive	$240,613	$31,648,795	$18,354,855	$36,711,050	$86,955,313

Maturity gap	$(58,792,703)	$(17,172,232)	$(1,616,171)	$91,049,414	$13,468,308

Cumulative maturity gap	$(58,792,703)	$(75,964,935)	$(77,581,106)	$13,468,308

Interest rate sensitivity gap	$10,116,857	$(28,399,170)	$(16,553,887)	$48,304,508	$13,468,308

Cumulative rate sensitivity gap	$10,116,857	$(18,282,313)	$(34,836,200)	$13,468,308

(1)	Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.

(2)	Includes effect of interest rate swaps.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2018. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2018. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis Points	(12.2%)	0.5%	3.3%
-50 Basis Points	(6.2%)	0.4%	3.0%
-25 Basis Points	(2.2%)	0.3%	1.8%
Base Interest Rate	—	—	—
+25 Basis Points	0.7%	(0.3%)	(2.4%)
+50 Basis Points	0.8%	(0.7%)	(5.3%)
+75 Basis Points	0.4%	(1.2%)	(8.6%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis Points	1.6%	11.5%
-15 Basis Points	1.0%	6.9%
-5 Basis Points	0.3%	2.3%
Base Interest Rate	—	—
+5 Basis Points	(0.3%)	(2.3%)
+15 Basis Points	(0.9%)	(6.8%)
+25 Basis Points	(1.6%)	(11.3%)

(1)	Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.

(2)	Scenarios include Residential Securities, commercial real estate investments, corporate debt, repurchase agreements, other secured financing and interest rate swaps.  Economic net interest income includes the net interest component of interest rate swaps.

(3)	Scenarios include Residential Securities, residential mortgage loans, MSRs and derivative instruments.

(4)	NAV represents book value of equity.

Credit Risk Management

Key risk parameters have been established to specify our credit risk appetite. We will seek to manage credit risk by making investments which conform within the firm’s specific investment policy parameters and optimize risk-return attributes.

While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition at September 30, 2018 and December 31, 2017 was as follows:
Asset Portfolio (using balance sheet values)

	September 30, 2018	December 31, 2017
Category
Agency mortgage-backed securities	88.2%	90.6%
Credit risk transfer securities	0.7%	0.7%
Non-Agency mortgage-backed securities	1.2%	1.1%
Residential mortgage loans (1)	2.0%	1.4%
Mortgage servicing rights	0.6%	0.6%
Commercial real estate (1)(2)	5.8%	4.6%
Corporate debt	1.5%	1.0%

(1)	Includes assets transferred or pledged to securitization vehicles.

(2)	Net of unamortized origination fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

Counterparty Risk Management

Our use of repurchase and derivative agreements and trading activities create exposure to counterparty risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our investments are financed with repurchase agreements by pledging our Residential Securities and certain commercial real estate investments as collateral to the lender. The collateral we pledge generally exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The following table summarizes our exposure to counterparties by geography at September 30, 2018:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Country	(dollars in thousands)
North America	35	$56,666,963	$(90,964)	$2,734,516
Europe	13	16,985,714	(123,763)	1,831,751
Asia (non-Japan)	1	513,694	—	28,476
Japan	4	4,906,655	—	292,017
Total	53	$79,073,026	$(214,727)	$4,886,760

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
Residential Securities

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

Revenue Recognition

Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. We use third-party model and market information to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (i.e., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on sales of Residential Securities are recorded on trade date based on the specific identification method.

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

CMBX
The CMBX index is a synthetic tradable index referencing a basket of 25 CMBS of a particular rating and vintage. The CMBX index allows investors to take a long position (referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of CMBS securities and is structured as “pay-as-you-go”

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying CMBS securities as they occur.

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

Core Earnings and Core Earnings Per Average Common Share
Core earnings is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-core income (loss) items), and core earnings (excluding PAA) is defined as core earnings excluding the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Core earnings and core earnings (excluding PAA) per average common share is calculated by dividing core earnings or core earnings (excluding PAA) by average basic common shares for the period. As discussed in the section titled “Non-GAAP Financial Measures”, these measures have been updated beginning in the third quarter ended September 30, 2018. Prior period results will not be adjusted to conform to the revised calculation as the impact in each of those periods is not material.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

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

Economic Interest Expense
Non-GAAP financial measure that is composed of GAAP interest expense adjusted for the net interest component of interest rate swaps.

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Calculated as the sum of recourse debt, TBA derivative notional outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Securitized debt, certain credit facilities (included within other secured financing) and mortgages payable are non-recourse to us and are excluded from this measure.

Economic Net Interest Income
Non-GAAP financial measure that is composed of GAAP net interest income less Economic Interest Expense.

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

Interest Bearing Liabilities
Refers to repurchase agreements, debt issued by securitization vehicles, FHLB Des Moines advances and credit facilities. Average Interest Bearing Liabilities is based on daily balances.

Interest Earning Assets
Refers to Residential Securities, securities borrowed, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt investments, commercial real estate debt and preferred equity interests, residential mortgage loans and corporate debt. Average Interest Earning Assets is based on daily balances.

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

Investment/Market Risk
Risk to earnings, capital or business resulting in the decline in value of our assets caused from changes in market variables, such as interest rates, which affect the values of Residential Securities and other investment instruments.

Investment Company Act
Refers to the Investment Company Act of 1940, as amended.

L

Leverage
The use of borrowed money to increase investing power and economic returns.

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, debt issued by securitization vehicles and mortgages payable. Certain credit facilities (included within other secured financing), debt issued by securitization vehicles and mortgages payable are non-recourse to us.

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

Net Interest Margin
Represents the sum of the Company's interest income plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract and CMBX balances.

Net Interest Spread
Calculated by taking the average yield on Interest Earning Assets minus the average cost of Interest Bearing Liabilities, including the net interest component of interest rate swaps.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities).

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

Residential Securities
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

V

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

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.

At September 30, 2018, we were not party to any pending material legal proceedings.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Exhibits

ITEM 6. EXHIBITS
Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws of the Registrant, adopted October 10, 2018 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed October 10, 2018).
3.1
Articles Supplementary reclassifying and designating (i) 11,500,000 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of Registrant’s undesignated common stock and (ii) 5,000,000 authorized but unissued shares of Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of Registrant’s undesignated common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018).

3.17
Form of Articles Supplementary designating Annaly’s 8.125% Series H Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.17 to Annaly’s Registration Statement (Registration No. 333-224968) on Form 8-A12B filed September 7, 2018).

10.1
Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018).

10.2
Severance and Noncompetition Agreement, by and between the Registrant and Kevin G. Keyes, dated as of August 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on August 3, 2018). *

31.1
Certification of Kevin G. Keyes, Chief Executive Officer, President and Director (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

†  Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at September 30, 2018 (Unaudited) and December 31, 2017 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2017); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2018 and 2017; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Signatures

     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 1, 2018	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	November 1, 2018	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)