Form 10-Q/A
period 2018-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2018-11-02
CIK 1043219

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

EXPLANATORY NOTE

Annaly Capital Management, Inc. is filing this Amendment No. 1 (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 that we filed with the Securities and Exchange Commission ("SEC") on November 2, 2018 (the "Original Form 10-Q"), for the sole purpose of correcting a typographical error on the cover page. We removed a header that was unintentionally included in the initial filing.

No other changes have been made to the Original Form 10-Q, but for the convenience of the reader, this Form 10-Q/A includes, in its entirety, the Original Form 10-Q, as amended.

This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and except as noted above, does not modify or update in any way disclosures made in the Form 10-Q.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2018 (Unaudited) and December 31, 2017 (Derived from the audited consolidated financial statements at December 31, 2017)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2018 and 2017	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2018 and 2017	2
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017	3
Notes to Consolidated Financial Statements (Unaudited)	4
Note 1. Description of Business	4
Note 2. Basis of Presentation	4
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	17
Note 8. Variable Interest Entities	18
Note 9. Real Estate	22
Note 10. Derivative Instruments	23
Note 11. Fair Value Measurements	27
Note 12. Goodwill and Intangible Assets	30
Note 13. Secured Financing	31
Note 14. Capital Stock	33
Note 15. Interest Income and Interest Expense	35
Note 16. Net Income (Loss) per Common Share	37
Note 17. Income Taxes	37
Note 18. Risk Management	38
Note 19. Related Party Transactions	39
Note 20. Lease Commitments and Contingencies	40
Note 21. Arcola Regulatory Requirements	40
Note 22. Acquisition of MTGE Investment Corp.	40
Note 23. Subsequent Events	41
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Special Note Regarding Forward-Looking Statements	42
Overview	44
Acquisition of MTGE Investment Corp.	44
Business Environment	45
Results of Operations	46
Financial Condition	58
Capital Management	63
Risk Management	65
Critical Accounting Policies and Estimates	74
Glossary of Terms	77
Item 3. Quantitative and Qualitative Disclosures about Market Risk	85
Item 4. Controls and Procedures	85
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	86
Item 1A. Risk Factors	86
Item 6. Exhibits	87
SIGNATURES	88
`

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1.  Financial Statements

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion And Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	44
Acquisition of MTGE Investment Corp.	44
Business Environment	45
Economic Environment	45
Results of Operations	46
Net Income (Loss) Summary	46
Non-GAAP Financial Measures	49
Amortization	50
Core Earnings and Core Earnings (excluding PAA), Core Earnings and Core Earnings (excluding PAA) Per Average Common Share and Annualized Core Return on Average Equity (excluding PAA)	50
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	52
Experienced and Projected Long-term CPR	53
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA)	54
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	54
Realized and Unrealized Gains (Losses)	55
Other Income (Loss)	57
General and Administrative Expenses	57
Unrealized Gains and Losses	57
Return on Average Equity	58
Financial Condition	58
Residential Securities	59
Contractual Obligations	62
Off-Balance Sheet Arrangements	63
Capital Management	63
Stockholders’ Equity	64
Capital Stock	64
Leverage and Capital	64
Risk Management	65
Risk Appetite	65
Governance	65
Description of Risks	66
Capital, Liquidity and Funding Risk Management	66
Funding	67
Excess Liquidity	68
Maturity Profile	69
Stress Testing	71
Liquidity Management Policies	71
Investment/Market Risk Management	71
Credit Risk Management	72
Counterparty Risk Management	73
Operational Risk Management	73
Compliance, Regulatory and Legal Risk Management	74
Critical Accounting Policies and Estimates	74
Valuation of Financial Instruments	74
Residential Securities	74
Residential Mortgage Loans	74
Commercial Real Estate Investments	75
Interest Rate Swaps	75
Revenue Recognition	75
Consolidation of Variable Interest Entities	75
Use of Estimates	76
Glossary of Terms	77

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

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 2, 2018	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	November 2, 2018	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)