Form 10-K
period 2018-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2019-02-15
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2018
OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________
COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT, INC.
(Exact Name of Registrant as Specified in its Charter)

MARYLAND	22-3479661
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1211 AVENUE OF THE AMERICAS
NEW YORK, NEW YORK	10036
(Address of principal executive offices)	(Zip Code)
(212) 696-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock	New York Stock Exchange
7.50% Series D Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	New York Stock Exchange
8.125% Series H Cumulative Redeemable Preferred Stock	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☑
At June 30, 2018, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $11.9 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on January 31, 2019 was 1,400,060,337.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Business Overview
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments and continuous management of our portfolio. We are a Maryland corporation founded in 1997 that has elected to be taxed as a real estate investment trust (“REIT”). We are externally managed by Annaly Management Company LLC (“Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
Acquisition of MTGE Investment Corp.
As previously disclosed in our filings with the Securities Exchange Commission (“SEC”), the acquisition of MTGE Investment Corp. (“MTGE” and such acquisition, the “MTGE Acquisition”), an externally managed hybrid mortgage REIT, closed on September 7, 2018 for an aggregate consideration to MTGE common stockholders of $906.2 million, consisting of $455.9 million in equity consideration and $450.3 million in cash consideration. Annaly issued 43.6 million common shares as part of the consideration for the MTGE Acquisition.
Refer to the note titled “Acquisition of MTGE Investment Corp.” located in Item 15. “Exhibits, Financial Statement Schedules” for additional details.

Investment Groups
Our investment groups are comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests in non-Agency residential mortgage assets within the securitized product and residential mortgage loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides debt financing to private equity-backed middle market businesses across the capital structure.
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

Investment Strategy and Capital Allocation Policy
We seek to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments and continuous management of our portfolio. Under our capital allocation policy, subject to oversight by our board of directors (“Board”), we may allocate our investments within our target asset classes as we determine to be appropriate from time to time.
Our Board may adopt changes to our capital allocation policy and targeted assets at its discretion.
The nature of our assets and our operations are intended to meet our REIT qualification requirements and our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Our Portfolio and Capital Allocation
Our portfolio composition and capital allocation at December 31, 2018 and 2017 were as follows:

	December 31, 2018		December 31, 2017
Investment Group	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Annaly Agency Group (2)	89%	72%	91%	76%
Annaly Residential Credit Group (3)	4%	10%	3%	11%
Commercial
Annaly Commercial Real Estate Group (3)	5%	7%	5%	8%
Annaly Middle Market Lending Group	2%	11%	1%	5%

(1)	Capital allocation represents the percentage of equity allocated to each category.

(2)	Includes MSRs.

(3)	Includes assets transferred or pledged to securitization vehicles.

Risk Appetite
We maintain a firm-wide risk appetite statement which defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy. We engage in risk activities based on our core expertise that aim to enhance value for our stockholders. Our activities focus on income generation and capital preservation through proactive portfolio management, supported by a conservative liquidity and leverage posture.

The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1.
Liquidity risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs even under adverse market conditions.
Interest rate risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income generation and capital preservation.
Credit risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act.
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

We may seek to expand our capital base in order to further increase our ability to acquire new and different types of assets when the potential returns from new investments appear attractive relative to the targeted risk-adjusted returns. We may in the future acquire assets or companies by offering our debt or equity securities in exchange for such opportunities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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

Investment Group	Targeted Asset Class	Description
Annaly Agency Group	Agency mortgage-backed securities
Agency pass-through certificates issued or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. Other Agency MBS include collateralized mortgage obligations (“CMOs”), interest-only securities and inverse floaters

	To-be-announced forward contracts (“TBAs”)	Forward contracts for Agency pass-through certificates
	Agency commercial mortgage-backed securities	Pass-through certificates collateralized by commercial mortgages guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae
	Mortgage Servicing Rights (“MSRs”)	Rights to service a pool of residential loans in exchange for a portion of the interest payments made on the loans
Annaly Residential Credit Group	Residential mortgage loans	Residential mortgage loans that are not guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae
	Residential mortgage-backed securities	Securities collateralized by pools of residential loans that are not guaranteed by one of the Agencies
Agency or private label credit risk transfer securities (“CRT”)
Risk sharing transactions issued by Freddie Mac and Fannie Mae and similarly structured transactions arranged by third party market participants, designed to synthetically transfer mortgage credit risk to private investors

Annaly Commercial Real Estate Group	Commercial mortgage loans	Loans collateralized by commercial real estate properties
	Commercial mortgage-backed securities	Securities collateralized by pools of commercial mortgage loans
	Mezzanine loans	Loans collateralized by commercial real estate properties subordinate to first mortgage loans
	Real property	Commercial real estate properties that generate current cash flow
Annaly Middle Market Lending Group	First lien middle market loans	Senior secured loans made to middle market companies that are the first to be repaid in the event of a borrower default
	Second lien middle market loans	Senior secured loans to middle market companies that have a junior claim on collateral to those of first lien loans
We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire assets which we believe will provide attractive returns over a broad range of interest rate and prepayment scenarios.

Capital Structure and Financing
Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding.  Debt funding may include the use of repurchase agreements, Federal Home Loan Bank (“FHLB”) advances, loans, securitizations, participation sold, lines of credit, asset backed lending facilities, corporate bond issuance, convertible bonds, mortgages payable or other liabilities.  Equity capital primarily consists of common and preferred stock.
We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements.  We also finance certain commercial real estate investments with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with national broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2018, we had $81.1 billion of repurchase agreements outstanding.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Additionally, our wholly-owned subsidiary, Arcola Securities, Inc. (“Arcola”), provides direct access to bilateral and triparty funding as a FINRA member broker-dealer. As an eligible institution, Arcola also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Since its inception in 2008, Arcola has provided us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2018, the weighted average days to maturity was 77 days.
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
We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1, which is generally lower than our leverage ratio had been prior to 2007. For purposes of calculating this ratio, our economic leverage ratio is equal to the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity.
Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases  or originations, issuance of capital or other capital enhancing or risk reduction strategies.
The following table presents our leverage, economic leverage and capital ratios as of the periods presented.

	December 31, 2018	December 31, 2017
Leverage ratio	6.3:1	5.7:1
Economic leverage ratio	7.0:1	6.6:1
Capital ratio	12.1%	12.9%

Operating Platform
We maintain a flexible and scalable operating platform to support the management and maintenance of our diverse asset portfolio. We have invested in our infrastructure to enhance resiliency, efficiency, cybersecurity, and leveragability while also ensuring coverage of our target assets. Our information technology applications span the portfolio life-cycle including pre-trade analysis, trade execution and capture, trade settlement and financing, monitoring, and financial accounting and reporting.
Technology applications also support our control functions including risk, compliance, middle- and back-office functions. We have added breadth to our operating platform to accommodate diverse asset classes and drive automation-based efficiencies. Our business operations include a centralized collateral management function that permits in-house settlement and self-clearing, thereby creating greater control and management of our collateral. Through technology, we have also incorporated exception based processing, critical data assurance and paperless workflows. Our infrastructure investment has driven operating efficiencies while expanding the platform. Routine disaster recovery and penetration testing enhances our systems resiliency, security and recovery of critical systems throughout the computing estate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Risk Management
Risk is a natural element of our business. Effective risk management is of critical importance to the success of the firm. The objective of our risk management framework is to identify, measure, monitor and control the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk. For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management Agreement
We have entered into a management agreement with the Manager pursuant to which our management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by our Board (the “Externalization”). The Management Agreement was effective as of July 1, 2013 and was amended on November 5, 2014 and amended and restated on April 12, 2016 and August 1, 2018 (the management agreement, as amended and restated, is referred to as the “Management Agreement”).
The Management Agreement’s current term ends on December 31, 2019 and will automatically renew for successive two-year terms unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock elect to terminate the agreement in their sole discretion and for any or no reason. At any time during the term or any renewal term we may deliver to the Manager written notice of our intention to terminate the Management Agreement upon 365 days notice (such notice, a “Termination Notice”). During any period between the date we deliver a Termination Notice (the “Notice Delivery Date”) and the date designated by us as the date on which the Manager shall cease to provide management services (the “Termination Date”), the Manager shall continue to perform its duties and obligations under the Management Agreement and cooperate with us to execute an orderly transition to a new manager. If we elect to terminate the Management Agreement, we may elect to accelerate the Termination Date to a date that is between seven and 90 days after the Notice Delivery Date. If we do not elect to do so, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either us or the Manager, we shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to us prior written notice of its intention to terminate the Management Agreement no less than 365 days prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by us in our sole discretion.
Under the Management Agreement, the Manager, subject to the supervision and direction of our Board, is responsible for (i) the selection, purchase and sale of assets for our investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising our financing and hedging activities; and (iv) day to day management functions. The Manager also performs such other supervisory and management services and activities relating to our assets and operations as may be appropriate.  In exchange for the management services, we pay the Manager a monthly management fee in an amount equal to 1/12th of 1.05% of our stockholders’ equity (as defined in the Management Agreement), and the Manager is responsible for providing personnel to manage us and paying all compensation and benefit expenses associated with such personnel. We do not pay the Manager any incentive fees. In addition to the management fee, in August 2018, the Company began reimbursing the Manager for the cost of certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Such reimbursements are permitted pursuant to the terms of the Management Agreement provided the related costs are no greater than those that would be payable to comparable third party providers.
The Management Agreement provides that during the term of the Management Agreement and, in the event of termination of this Agreement by the Manager without cause, for a period of one year following such termination, the Manager will not, without our prior written consent, manage, operate, join, control, participate in, or advise any person other than us without the prior written consent of the Risk Committee of the Board.
The Management Agreement may be amended or modified by agreement between us and the Manager.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Executive Officers
Our executive officers are provided and compensated by our Manager. We do not employ or compensate our executive officers. The following table sets forth certain information as of January 31, 2019 concerning our executive officers:

Name	Age	Title
Kevin G. Keyes	51	Chairman, Chief Executive Officer and President
Glenn A. Votek	60	Chief Financial Officer
David L. Finkelstein	46	Chief Investment Officer
Timothy P. Coffey	45	Chief Credit Officer
Anthony C. Green	44	Chief Corporate Officer, Chief Legal Officer and Secretary

Kevin G. Keyes serves as Annaly’s Chairman, Chief Executive Officer and President. Mr. Keyes has served as Chairman since January 2018, Chief Executive Officer since September 2015 and President since October 2012. Previously, Mr. Keyes served as Chief Strategy Officer and Head of Capital Markets of Annaly from September 2010 until October 2012. Prior to joining Annaly as a Managing Director in 2009, Mr. Keyes worked for 20 years in senior Investment Banking and Capital Markets roles. From 2005 - 2009, Mr. Keyes served in senior management and business origination roles in the Global Capital Markets and Banking Group at Bank of America Merrill Lynch. Prior to that, from 1997 - 2005 he worked at Credit Suisse First Boston in various Capital Markets Origination roles, and from 1990 - 1997 at Morgan Stanley Dean Witter in the Mergers and Acquisitions Group and Real Estate Investment Banking Group. Mr. Keyes is a member of the University of Notre Dame’s Campaign Cabinet, the President’s Circle, the Student-Athlete Advisory Council and the Jesse Harper Council, as part of the Rockne Athletics Fund. He is a member of the Wall Street Journal’s CEO Council and serves on the Board of Directors of the Rock and Roll Forever Foundation. Mr. Keyes holds a B.A. in Economics and a B.S. in Business Administration (ALPA Program) from the University of Notre Dame.
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
Anthony C. Green has served as Chief Corporate Officer of Annaly since January 2019 and as Chief Legal Officer and Secretary of Annaly since March 2017. Mr. Green previously served as Annaly’s Deputy General Counsel from 2009 until February 2017. Prior to joining Annaly, Mr. Green was a partner in the Corporate, Securities, Mergers & Acquisitions Group at the law firm K&L Gates LLP. Mr. Green has over 18 years of experience in corporate and securities law. Mr. Green holds a B.A. in Economics and Political Science from the University of Pennsylvania and a J.D. and LL.M. in International and Comparative Law from Cornell Law School.

Employees
Effective July 1, 2013, all of Annaly’s employees were terminated by us and were hired by the Manager. However, a limited number of employees of our subsidiaries remain as employees of our subsidiaries for regulatory or corporate efficiency reasons.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

At December 31, 2018, our subsidiaries had 8 employees and the Manager had 162 employees. For information about the management fee, see the discussion in the “Management Agreement” section.
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
Arcola is a member of FINRA and is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. As a self-clearing, registered broker dealer, Arcola is required to maintain minimum net capital by FINRA. Arcola consistently operates with capital in excess of its regulatory capital requirements as defined by SEC Rule 15c3-1.
The financial services industry has been the subject of intense regulatory scrutiny in recent years. Financial institutions have been subject to increasing regulation and supervision in the U.S. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which was enacted in July 2010, significantly altered the financial regulatory regime within which financial institutions operate. The implications of the Dodd-Frank Act for our business depend to a large extent on the rules that have been or will be adopted by the Federal Reserve Board, the FDIC, the SEC, the Commodity Futures Trading Commission (“CFTC”) and other agencies to implement the legislation, as well as the development of market practices and structures under the regime established by the legislation and the implementation of the rules. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management, and compliance practices to conform to developments in the regulatory environment.

Competition
We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these investments. In acquiring our target assets, we will compete with financial institutions, institutional investors, other lenders, government entities and certain other REITs. For a full discussion of the risks associated with competition see the “Risks Related to Our Investing, Portfolio Management and Financing Activities” section in Item 1A. “Risk Factors.”

Corporate Governance
We strive to conduct our business in accordance with the highest ethical standards and in compliance with applicable governmental laws, rules and regulations. In 2018, our Board made a number of significant corporate governance enhancements further aligning the Company’s interests with those of our stockholders. These enhancements included the amendment of the Company’s bylaws to declassify our Board over a three-year period beginning with the Company’s annual meeting of stockholders in 2019, with all directors standing for annual election by the Company’s annual meeting of stockholders in 2021. Our Board also adopted an enhanced director refreshment policy, which provides that an independent director may not stand for re-election at the next annual meeting of stockholders taking place at the end of his or her term following the earlier of his or her: (i) 12th anniversary of service on our Board or (ii) 73rd birthday. Other notable governance practices and policies include:

•	Our Board is composed of a majority of independent directors, and our Audit, Compensation and Nominating/Corporate Governance Committees are composed exclusively of independent directors.

•	Our independent directors annually select an independent director to serve as lead independent director, although the lead independent director is generally expected to serve more than one year.

•	We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business. This code is applicable to our directors, officers and employees as well as those of our Manager and subsidiaries.

•	We have adopted Corporate Governance Guidelines which, in conjunction with the charters of our Board committees, provide the framework for the governance of our company.

•	We have procedures by which any of our employees, including employees of our Manager as well as those of our subsidiaries, officers or directors may raise concerns

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Available Information
Our website is www.annaly.com. We make available on this website under “Investors - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”).
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

INDEX TO ITEM 1A. RISK FACTORS

Page
Risks Related to Our Investing, Portfolio Management and Financing Activities	11
Risks Related to Our Credit Assets	22
Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity Ownership of Real Estate Assets	26
Risks Related to Our Residential Credit Business	30
Risks Related to Our Relationship with Our Manager	33
Risks Related to Our Taxation as a REIT	34
Risks of Ownership of Our Common Stock	40
Regulatory Risks	42

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
To date, a significant portion of our total assets have consisted of Agency mortgage-backed securities which carry an implied or actual “AAA” rating. Nevertheless, pursuant to the ongoing diversification of our assets, we also acquire assets of lower credit quality.
While we remain committed to the Agency market and have grown our Agency assets, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio.  For example, during 2018 we also focused on growth in our three credit businesses, and expect that trend to continue during 2019. We invest in a range of targeted asset classes and continue to explore new business strategies and assets and expect to continue to do so in the future.
Additionally, we may enter into or engage in various types of securitizations, transactions, services and other operating businesses that are different than the types into which we have traditionally entered or engaged.
Such endeavors may involve significant risks and uncertainties, including credit risk, diversion of management from current operations, expenses associated with these new investments, inadequate return of capital on our investments, and unanticipated issues not discovered in our due diligence of such strategies and assets. Because these new ventures are inherently risky, no assurance can be given that such strategies will be successful and will not materially adversely affect our reputation, financial condition and operating results.

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
If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our interest earning assets under adverse market conditions. Additionally, in the event of our bankruptcy, our borrowings, which are generally made under repurchase agreements, may qualify for special treatment under the U.S. Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to liquidate the collateral under these agreements without delay.

We may exceed our target leverage ratios.
We generally expect to maintain an economic leverage ratio of less than 10:1. However, we are not required to stay below this economic leverage ratio.  We may exceed this ratio by incurring additional debt without increasing the amount of equity we have. For example, if we increase the amount of borrowings under our master repurchase agreements with our existing or new counterparties or the market value of our portfolio declines, our economic leverage ratio would increase. If we increase our economic leverage ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

our ability to grow will be dependent on our ability to procure additional funding.  To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

Failure to effectively manage our liquidity would adversely affect our results and financial condition.
Our ability to meet cash needs depends on many factors, several of which are beyond our control.  Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations.  Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, margin calls, additional capital requirements, a disruption in the financial markets or declining confidence in our reputation or in financial markets in general.  These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

Risk management policies and procedures may not adequately identify all risks to our businesses.
We have established and maintain risk management policies and procedures designed to support our risk framework, and to identify, measure, monitor and control financial risks. Risks include market risk (interest rate, spread and prepayment), liquidity risk, credit risk and operational risk. These policies and procedures may not sufficiently identify the full range of risks that we are or may become exposed to. Any changes to business activities, including expansion of traded or illiquid products, may result in our being exposed to different risks or an increase in certain risks. Any failure to identify and mitigate financial risks could result in an adverse impact to our financial condition, business or results of operations. Additionally, as regulations and markets in which we operate continue to evolve, our risk management policies and procedures may not always keep sufficient pace with those changes.

An increase or decrease in prepayment rates may adversely affect our profitability.
The mortgage-backed securities we acquire are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on the underlying mortgage loans. We often purchase mortgage-backed securities that have a higher coupon rate than the prevailing market interest rates. In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these mortgage-backed securities. In accordance with U.S. generally accepted accounting principles (“GAAP”), we amortize the premiums on our mortgage-backed securities over the expected life of the related mortgage-backed securities. If the mortgage loans securing these mortgage-backed securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis that may adversely affect our profitability.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Concerns over economic recession, geopolitical issues including events such as the United Kingdom’s decision to exit from the European Union, (commonly referred to as “Brexit”), unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.
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
We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we will compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, technological, marketing and other resources than we do.  Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities.  Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.  Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

An increase in the interest payments on our borrowings relative to the interest we earn on our interest earning assets may adversely affect our profitability.
We generally earn money based upon the spread between the interest payments we earn on our interest earning assets and the interest payments we must make on our borrowings. If the interest payments on our borrowings increase relative to the interest we earn on our interest earning assets, our profitability may be adversely affected. A significant portion of our assets are longer-term, fixed-rate interest earning assets, and a significant portion of our borrowings are shorter-term, floating-rate borrowings. Periods of rising interest rates or a relatively flat or inverted yield curve could decrease or eliminate the spread between the interest payments we earn on our interest earning assets and the interest payments we must make on our borrowings.

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
We rely primarily on short-term borrowings to acquire interest earning assets with long-term maturities. Some of the interest earning assets we acquire are adjustable-rate interest earning assets.  This means that their interest rates may vary over time based upon changes in an objective index, such as:

•	LIBOR. The rate banks charge each other for short-term Eurodollar loans.

•	Treasury Rate. A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.

•	Secured Overnight Financing Rate. A measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, as published by the Federal Reserve Bank of New York.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. LIBOR is calculated by reference to a market for interbank lending that continues to shrink, as its based on increasingly fewer actual transactions. This increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. SOFR is an overnight rate instead of a term rate, making SOFR an inexact replacement for LIBOR. There is currently no perfect way to create robust, forward-looking, SOFR term rates. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties, borrowers, and lenders by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that all asset types and all types of securitization vehicles will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the market for or value of any securities on which the interest or dividend is determined by reference to LIBOR, loans, derivatives and other financial obligations or on our overall financial condition or results of operations. More generally, any of the above changes or any other consequential changes to LIBOR or any other “benchmark” as a result of international, national or other proposals for reform or other initiatives or investigations, or any further uncertainty in relation to the timing and manner of implementation of such changes, could have a material adverse effect on the value of and return on any securities based on or linked to a “benchmark.”

An increase in interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.
Increases in interest rates may negatively affect the market value of our interest earning assets because in a period of rising interest rates, the value of certain interest earning assets may fall and reduce our book value.  For example, our fixed-rate interest earning assets are generally more negatively affected by increases in interest rates because in a period of rising rates, the coupon we earn on our fixed-rate interest earning assets would not change. Our book value would be reduced by the amount of a decline in the market value of our interest earning assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We may experience declines in the market value of our assets resulting in us recording impairments, which may have an adverse effect on our results of operations and financial condition.
A decline in the market value of our mortgage-backed securities or other assets may require us to recognize an “other-than-temporary” impairment (“OTTI”) against such assets under GAAP.  For a discussion of the assessment of OTTI, see the section titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.” The determination as to whether an OTTI exists and, if so, the amount we consider other-than-temporarily impaired is subjective, as such determinations are based on both factual and subjective information available at the time of assessment. As a result, the timing and amount of OTTI constitute material estimates that are susceptible to significant change.

The soundness of other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, borrower, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit or counterparty risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers. Such credit risk could be heightened in respect of our European counterparties due to continuing uncertainty in the global finance market, including Brexit.  There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

Our hedging strategies may be costly, and may not hedge our risks as intended.
Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, U.S. Treasury futures and other derivative transactions to help us mitigate our interest rate and prepayment risks described above subject to maintaining our qualification as a REIT and our 40 Act exemption.  We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell TBAs on Agency mortgage-backed securities, purchase or write put or call options on TBAs and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability. The expected transition from LIBOR to alternative reference rates adds additional complication to our hedging strategies.

Our use of derivatives may expose us to counterparty and liquidity risks.
The Dodd-Frank Act, and regulations under it, have caused significant changes to the structure of the market for interest rate swaps and swaptions. These new structures change, but do not eliminate, the risks we face in our hedging activities.
Most swaps that we enter into must be cleared by a Derivatives Clearing Organization (“DCO”). DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive “too big to fail” support from the government in the case of insolvency. We access the DCO through several Futures Commission Merchants (“FCMs”). For any cleared swap, we bear the credit risk of both the DCO and the relevant FCM, in the form of potential late or unrecoverable payments, potential difficulty or delay in accessing collateral that we have posted, and potential loss of any positive market value of the swap position. In the event of a default by the DCO or FCM, we also bear market risk, because the asset or liability being hedged is no longer effectively hedged.
Most swaps must be cleared through a DCO. Most swaps must be or are traded on a Swap Execution Facility. We bear additional fees for use of the DCO. We also bear fees for use of the Swap Execution Facility. We continue to bear risk of trade errors. Because the standardized swaps available on Swap Execution Facilities and cleared through DCOs are not as customizable as the swaps available before the implementation of Dodd-Frank Act, we may bear additional basis risk from hedge positions that do not exactly reflect the interest rate risk on the asset being hedged.
Futures transactions are subject to risks analogous to those of cleared swaps, except that for futures transactions we bear a higher risk that collateral we have posted is unavailable to us if the FCM defaults.
Some derivatives transactions, such as swaptions, are not currently required to be cleared through a DCO. Therefore, we bear the credit risk of the dealer with which we executed the swaption. TBA contracts and CMBX indexes are also not cleared, and we bear the credit risk of the dealer.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Derivative transactions are subject to margin requirements. The relevant contract or clearinghouse rules dictate the method of determining the required amount of margin, the types of collateral accepted and the timing required to meet margin calls. Additionally, for cleared swaps and futures, FCMs may have the right to require more margin than the clearinghouse requires. The requirement to meet margin calls can create liquidity risks, and we bear the cost of funding the margin that we post. Also, as discussed above, we bear credit risk if a dealer, FCM, or clearinghouse is holding collateral we have posted.
Generally, we attempt to retain the ability to close out of a hedging position or create an offsetting position. However, in some cases we may not be able to do so at economically viable prices, or we may be unable to do so without consent of the counterparty. Therefore, in some situations a derivative position can be illiquid, forcing us to hold it to its maturity or scheduled termination date.
It is possible that new regulations could be issued governing the derivatives market, or that additional types of derivatives switch to being executed on Swap Execution Facilities or cleared on a DCO. Ongoing regulatory change in this area could increase costs, increase risks, and adversely affect our business and results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Many of the models we use include LIBOR as an input. The expected transition away from LIBOR may require changes to models, may change the underlying economic relationships being modeled, and may require the models to be run with less historical data than is currently available for LIBOR.
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
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results. Additionally,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving.
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and we are from time to time subject to such attempted attacks. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

Our use of non-recourse securitizations may expose us to risks which could result in losses to us.
We utilize non-recourse securitizations of our assets in mortgage loans, especially loans that we originate, when they are available. Prior to any such financing, we may seek to finance assets with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain a new short-term facility or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets for a securitization. In addition, conditions in the capital markets, including potential volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. While we would intend to retain the non-investment grade tranches of securitizations and, therefore, still have exposure to any assets included in such securitizations, our inability to enter into such securitizations would increase our overall exposure to risks associated with direct ownership of such assets, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our assets on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.  To the extent that we are unable to obtain financing for our assets, to the extent that we retain such assets in our portfolio, our returns on investment and earnings will be negatively impacted.

Securitizations expose us to additional risks.
In a securitization structure, we convey a pool of assets to a special purpose vehicle, the issuing entity, and in turn the issuing entity would issue one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the subordinate interests of the issuing entity. The securitization of all or a portion of our commercial or residential loan portfolio might magnify our exposure to losses because any subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could adversely affect our performance and our ability to grow our business.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
On January 12, 2016, the FHFA issued final rules (“FHFA Final Rules”) providing that captive insurance companies will no longer be eligible for membership in the FHLB System.  Because our wholly-owned subsidiary Truman was admitted as a member of the FHLB of Des Moines (“FHLB Des Moines”) prior to September 2014, it is eligible under the FHFA Final Rules to remain as a member of the FHLB Des Moines through February 19, 2021.  In addition, under the FHFA Final Rules, the FHLB Des Moines is permitted to allow advances that were outstanding prior to February 19, 2016 to remain outstanding until scheduled maturity, however we are not permitted to increase our existing FHLB advances. It is possible for Congress or the FHFA to change the FHFA Final Rules, but there is no assurance that they will do so. We may be forced to find alternative financing for assets currently financed with FHLB Des Moines, which could result in increased financing cost; a decreased weighted average duration of liabilities; and an increase in risks described above related to securitizations, credit facilities, and other types of borrowings. Some of the assets in which we currently invest may become uneconomical if financing from FHLB Des Moines is no longer available, and we may choose to exit certain investment strategies. Many of the assets currently financed with FHLB Des Moines are expected to remain outstanding past the date on which advances are no longer available.

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
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. Our strategy to increase investments in a line of business, such as our middle market lending, residential credit or commercial real estate business, may lead to additional risks and uncertainties. In addition, if a new or acquired business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

We are subject to risks and liabilities in connection with sponsoring, investing in and managing new funds and other investment accounts, including potential regulatory risks.
We have, and may in the future, sponsor, manage and serve as general partner and/or manager of new funds or investment accounts, such as collateralized loan obligations (“CLO”). Such sponsorship and management of, and investment in, such funds and accounts

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

may involve risks not otherwise present with a direct investment in such funds, and accounts’ target investments, including, for example:

•	the possibility that investors in the funds/accounts might become bankrupt or otherwise be unable to meet their capital commitment obligations;

•	that operating and/or management agreements of a fund/account may restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;

•
that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner and manager (with or without cause), and in such event, we may not continue to manage or invest in the applicable fund/account;

•
that disputes between us and the investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by the applicable fund/account to additional risk; and

•	that we may incur liability for obligations of a fund/account by reason of being its general partner or manager.

Further, in relation to our operations, we have subsidiaries that are registered with the SEC as investment advisers under the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with our managed companies. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our funds' investors and our investments, including, for example, restrictions on agency, cross and principal transactions. We or our registered investment adviser subsidiaries will be subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to, among other things, maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements under the Investment Advisers Act include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines.

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
The Federal Reserve owns approximately $1.6 trillion of Agency mortgage-backed securities as of December 31, 2018.  Starting in October 2017, the Federal Reserve has begun to phase out its policy of reinvesting principal payments from its holdings of Agency mortgage-backed securities into new Agency mortgage-backed securities purchases, therefore causing a decline in Federal Reserve security holdings over time. While it is very difficult to predict the impact of the Federal Reserve portfolio runoff on the prices and liquidity of Agency mortgage-backed securities, returns on Agency mortgage-backed securities may be adversely affected as private investors seek higher yields to purchase larger amounts of Agency mortgage-backed securities.

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

The implementation of the Single Security Initiative may adversely affect our results and financial condition
The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac (the Enterprises), under the direction of the Federal Housing Finance Agency (FHFA), the Enterprises’ regulator and conservator, to develop a common mortgage-backed security (MBS) that will be issued by the Enterprises. The 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac includes the goal of developing a common MBS. The Single Security would finance the same types of fixed-rate mortgages that currently back agency MBS eligible for delivery into the TBA market. The GSEs expect to complete the Single Security initiative and issue the first Single Security in the second quarter of 2019 with the impact on forward trading in the TBA market to commence in the first quarter of 2019. Our primary investments are Agency mortgage-backed securities. We may be adversely impacted by the Single Security Initiative in ways including, but not limited to:

•	The Single Security Initiative may introduce uncertainty and/or negative impacts to the Agency mortgage-backed market which reduce our liquidity, affect asset values or increase our financing costs.

•	Our operational preparations may be insufficient, resulting in operational impacts or missed opportunities.

•
Opting to convert legacy Freddie Mac positions to the Uniform Mortgage-Backed Securities (UMBS) will increase the number of delay days between factor changes and payment which could negatively impact liquidity.

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
We invest in securities in the credit risk transfer (“CRT”) sector.  The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

participants.   The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. The holder of the securities in the CRT sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the pool of mortgages referenced in the transaction. The holder of the CRT may also bear the risk of the default of the issuer of the security.

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
Owners of Agency mortgage-backed securities are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. However, we also acquire CRTs, non-Agency mortgage-backed securities and residential loans, which are backed by residential real property but, in contrast to Agency mortgage-backed securities, the principal and interest payments are not guaranteed by GSEs or the U.S. Government. Our CRT, non-Agency mortgage-backed securities and residential loan investments are therefore particularly sensitive to recessions and declining real estate values.
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
If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we may suffer a loss. Conversely, some of our loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized senior lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced above with respect to our owned real estate.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The commercial mortgages on our equity properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases or other agreements or materially modify existing leases or other agreements without lender consent, to access cash flow in certain circumstances, and to discontinue insurance coverage, among other things. With respect to the long-term, fixed rate mortgage loans secured by certain of our healthcare properties and insured by the U.S. Department of Housing and Urban Development (“HUD”), the approval of HUD is also required for certain actions. These restrictions could adversely affect operations, and our ability to pay debt obligations. In addition, in some instances guaranties given by Annaly entities as further security for these mortgage loans contain affirmative covenants to maintain a minimum net worth and liquidity.

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
We invest a percentage of our assets directly in the ownership of corporate loans and debt securities for middle market companies, and we expect our investments in this space to grow in 2019. Non-investment grade or unrated loans to middle market businesses may carry more inherent risks than loans to larger, investment grade publicly traded entities. These middle market companies generally have less access to public capital markets, and generally have higher financing costs. Such companies, particularly in an economic slowdown or recession, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from their respective private capital providers, public capital markets or from traditional sources, such as commercial banks. In an economic downturn, middle market loan obligors, which may be highly leveraged, may be unable to meet their debt service requirements. Middle market businesses may have narrower product lines, be more vulnerable to exogenous events and maintain smaller market shares than large businesses. Therefore, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle market businesses may have more difficulties implementing enterprise resource plans and may face greater challenges integrating acquisitions than large businesses. These businesses may also experience variations in operating results. The success of a middle market company may depend on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons may have a material adverse impact on such middle market company and its ability to repay its obligations. A deterioration in the value of our investments in corporate loans and debt securities for middle market companies could have an adverse impact on our results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

In the event of any default under a loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest (and other unpaid sums) under the loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Workouts and/or foreclosure of a commercial real estate loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on such commercial real estate.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We may originate and acquire B-Notes. A B-Note is a mortgage loan interest typically (1) secured by a first mortgage on a single large commercial property or group of related properties and (2) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. However, because each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction. Further, B-Notes may be secured by a single property and so reflect the risks associated with significant concentration. Significant losses related to our B-Notes would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We own properties leased to tenants and receive rents from tenants during the contracted term of such leases. Such leases include space leases and operating leases. A tenant’s ability to pay rent is determined by its creditworthiness, among other factors. If a tenant’s credit deteriorates, the tenant may default on its obligations under our lease and may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate assets. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, furthermore, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under a lease that it intends to reject. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the total contractual rental amount. Without regard to the manner in which the lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant.
With respect to a deterioration affecting an operating tenant of one or more of our healthcare properties, there can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. If we are not successful in identifying suitable replacements on a timely basis we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could adversely affect our business, results of operations and financial condition.
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
With respect to the commercial mortgage-backed securities in which we may invest, overall control over the special servicing of the related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of commercial mortgage-backed securities in such series. To the extent that we acquire classes of existing series of commercial mortgage-backed securities originally rated AAA, for example, we will not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could adversely affect our interests.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We may not be able to obtain or maintain the governmental licenses required to operate our Residential Credit business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans and servicing rights.
While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans and certain business purpose mortgage loans in the secondary market may, in some circumstances, require us to maintain various

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring mortgage loans may restrict our residential credit business and investment options and could harm our business and expose us to penalties or other claims.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We believe that since 1997 we have qualified for taxation as a REIT for federal income tax purposes under Sections 856 through 860 of the Code.  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws. Additionally, our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. The proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.
We also indirectly own interests in entities that have elected to be taxed as REITs under the U.S. federal income tax laws, or “Subsidiary REITs.” Subsidiary REITs are subject to the various REIT qualification requirements that are applicable to us. If any Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state, and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REITs have qualified as REITs under the Code, we have joined each Subsidiary REIT in filing “protective” TRS elections under Section 856(l) of the Code. We cannot assure you that such “protective” TRS elections would be effective to avoid adverse consequences to us. Moreover, even if the “protective” elections were to be effective, the Subsidiary REITs would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates.  Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

•	to the extent that we (or a part of us, or a disregarded subsidiary of ours) are a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit or a CLO;

•	a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Limits on ownership of our stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock.
To maintain our qualification as a REIT for federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for federal income tax purposes, our charter prohibits ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of any class of our capital. Our Board, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” if it is satisfied that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for federal income tax purposes.
The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with a change in control.

A REIT cannot invest more than 20% of its total assets in the stock or securities of one or more taxable REIT subsidiaries (“TRSs”); therefore, our TRSs cannot constitute more than 20% of our total assets.
A TRS is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and with which we jointly elect TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if it was earned directly by the parent REIT.  Overall, at the close of any calendar quarter, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.
The stock and securities of our TRSs are expected to represent less than 20% of the value of our total assets.  Furthermore, we intend to monitor the value of our investments in the stock and securities of our TRSs to ensure compliance with the above-described limitation.  We cannot assure you, however, that we will always be able to comply with the limitation so as to maintain REIT status.

TRSs are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a TRS can pay to its parent REIT may be limited by REIT gross income tests.
A TRS must pay income tax at regular corporate rates on any income that it earns.  In certain circumstances, the ability of our TRSs to deduct interest expenses for federal income tax may be limited. Such income, however, is not required to be distributed. Our TRSs will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to us.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. Government securities and qualified real estate assets. The remainder of our investment in securities (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.
We may enter into securitization transactions and other financing transactions that could result in us, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future, we could be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as "excess inclusion income," that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities). In that case, we could reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder's ownership.
If we were to realize excess inclusion income, IRS guidance indicates that the excess inclusion income would be allocated among our stockholders in proportion to the dividends paid. Excess inclusion income cannot be offset by losses of a stockholder. If the stockholder is a tax-exempt entity and not a disqualified organization, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is a foreign person, it would be subject to U.S. federal income tax at the maximum tax rate and withholding will be required on this income without reduction or exemption pursuant to any otherwise applicable income tax treaty.

The lease of qualified healthcare properties to a TRS is subject to special requirements.
We lease certain qualified healthcare properties we acquired from MTGE to a TRS, which hires a manager to manage the healthcare operations at these properties. The lease revenues from this structure are treated as rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified healthcare property with a TRS and (2) the manager qualifies as an “eligible independent contractor,” as defined in the Code. If any of these conditions are not satisfied, then the rents may not be treated as revenues from real property.

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
Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock. Tax rates could be changed in future

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

legislation.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. The recently enacted tax law informally known as the Tax Cuts and Jobs Act (the “TCJA”) significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming. Additional future revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Risks of Ownership of Our Common Stock
The market price and trading volume of our shares of common stock may be volatile and issuances of large amounts of shares of our common stock could cause the market price of our common stock to decline.
If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock. During 2018, we issued 154.2 million shares of common stock, which includes 86.3 million shares of common stock issued in connection with a public offering, 43.6 million shares of common stock issued in connection with the MTGE Acquisition and 24.0 million shares of common stock issued under our at-the-market sales program, and 19.2 million shares of preferred stock, including 2.2 million shares of preferred stock issued in connection with the MTGE Acquisition, which could become convertible into common stock under limited circumstances related to a change of control of the Company.
The market price of our shares of common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:

•	actual or anticipated variations in our quarterly operating results or business prospects;

•	changes in our earnings estimates or publication of research reports about us or the real estate industry;

•	an inability to meet or exceed securities analysts’ estimates or expectations;

•	increases in market interest rates;

•	hedging or arbitrage trading activity in our shares of common stock;

•	capital commitments;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of management personnel;

•	actions by institutional stockholders or activist investors;

•	speculation in the press or investment community;

•	changes in our distribution policy;

•	government action or regulation;

•	general market and economic conditions; and

•	future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our Board.
For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the total number or value of any class of our outstanding common or preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board shall be void and will result in the shares being transferred by operation of law to a charitable trust.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At December 31, 2018, we were not party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2019, we had 1,400,060,337 shares of common stock issued and outstanding which were held by approximately 395,000 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
The following table sets forth, for the periods indicated, the cash dividends declared per share of our common stock.

	Common Dividends Declared Per Share
	2018	2017
First quarter	$0.30	$0.30
Second quarter	$0.30	$0.30
Third quarter	$0.30	$0.30
Fourth quarter	$0.30	$0.30

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2018, we have paid full cumulative dividends on our preferred stock.

Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the five-year period ended December 31, 2018 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Five-Year Share Performance

200
175
150
125
100
75
50
25
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Annaly Capital Management, Inc.	100	121	118	141	186	172
S&P 500 Index	100	114	115	129	157	150
BBG REIT Index	100	119	108	132	158	154
The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither the accuracy nor completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
The above performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the “Securities Exchange Act”) or to the liabilities of Section 18 of the Securities Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.

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

SELECTED FINANCIAL DATA

	As of and for the Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of comprehensive income data	(dollars in thousands, except per share data)
Interest income	$3,332,563	$2,493,126	$2,210,951	$2,170,697	$2,632,398
Interest expense	1,897,860	1,008,354	657,752	471,596	512,659
Net interest income	1,434,703	1,484,772	1,553,199	1,699,101	2,119,739
Realized and unrealized gains (losses)	(1,162,984)	199,493	84,204	(1,021,351)	(2,791,399)
Other income (loss)	109,927	115,857	44,144	(13,717)	44,044
Less: Total general and administrative expenses	329,873	224,124	250,356	200,240	209,338
Income (loss) before income taxes	51,773	1,575,998	1,431,191	463,793	(836,954)
Less: Income taxes	(2,375)	6,982	(1,595)	(1,954)	5,325
Net income (loss)	54,148	1,569,016	1,432,786	465,747	(842,279)
Less: Net income (loss) attributable to noncontrolling interests	(260)	(588)	(970)	(809)	(196)
Net income (loss) attributable to Annaly	54,408	1,569,604	1,433,756	466,556	(842,083)
Dividends on preferred stock	129,312	109,635	82,260	71,968	71,968
Net income (loss) available (related) to common stockholders	$(74,904)	$1,459,969	$1,351,496	$394,588	$(914,051)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.06)	$1.37	$1.39	$0.42	$(0.96)
Diluted	$(0.06)	$1.37	$1.39	$0.42	$(0.96)
Weighted average number of common shares outstanding
Basic	1,209,601,809	1,065,923,652	969,787,583	947,062,099	947,539,294
Diluted	1,209,601,809	1,066,351,616	970,102,353	947,276,742	947,539,294
Other financial data
Total assets	$105,787,527	$101,760,050	$87,905,046	$75,190,893	$88,355,367
Total equity	$14,117,801	$14,871,573	$12,575,972	$11,905,922	$13,333,781
Dividends declared per common share	$1.20	$1.20	$1.20	$1.20	$1.20

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this annual report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in MSRs; our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “Annaly,” “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the section titled “Glossary of Terms” located at the end of this Item 7 for definitions of commonly used terms in this annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	49
Acquisition of MTGE Investment Corp.	49
Business Environment	49
Economic Environment	49
Results of Operations	51
Net Income (Loss) Summary	51
Non-GAAP Financial Measures	51
Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	52
Premium amortization expense	54
Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	55
Experienced and Projected Long-term CPR	56
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	56
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	57
Realized and Unrealized Gains (Losses)	58
Other Income (Loss)	59
General and Administrative Expenses	59
Unrealized Gains and Losses - Available-for-Sale Investments	60
Return on Average Equity	60
Financial Condition	61
Residential Securities	61
Contractual Obligations	64
Off-Balance Sheet Arrangements	64
Capital Management	65
Stockholders’ Equity	65
Capital Stock	66
Leverage and Capital	66
Risk Management	66
Risk Appetite	66
Governance	67
Description of Risks	68
Capital, Liquidity and Funding Risk Management	68
Funding	69
Excess Liquidity	70
Maturity Profile	71
Stress Testing	73
Liquidity Management Policies	73
Investment/Market Risk Management	73
Credit Risk Management	74
Counterparty Risk Management	75
Operational Risk Management	75
Compliance, Regulatory and Legal Risk Management	76
Critical Accounting Policies and Estimates	76
Valuation of Financial Instruments	76
Residential Securities	76
Residential Mortgage Loans	76
Commercial Real Estate Investments	77
Interest Rate Swaps	77
Revenue Recognition	77
Consolidation of Variable Interest Entities	77
Use of Estimates	78
Glossary of Terms	79

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

Acquisition of MTGE Investment Corp.
As previously disclosed in our filings with the SEC, on September 7, 2018, Mountain Merger Sub Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of MTGE Investment Corp. (“MTGE”), an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of $906.2 million, consisting of $455.9 million in equity consideration and $450.3 million in cash consideration (the “MTGE Acquisition”). We issued 43.6 million shares of common stock as part of the consideration for the MTGE Acquisition. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that was outstanding immediately prior to the completion of the MTGE Acquisition was converted into one share of a newly-designated series of our preferred stock, par value $0.01 per share, which we classified and designated as Series H Preferred Stock, and which has rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.
We believe that MTGE’s portfolio is complementary to our pre-acquisition portfolio, that the combined capital base supports continued growth of our businesses and that the acquisition creates efficiency and growth opportunities.
The MTGE Acquisition was accounted for as an asset acquisition in accordance with U.S. GAAP. In connection with the MTGE Acquisition, transaction costs of $58.3 million were expensed as they were incurred and included in Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2018. Similarly, the excess consideration of $44.5 million over the fair value of the assets acquired was recognized within Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss) on the closing date of the acquisition in September 2018.
For additional details regarding the terms and conditions of the MTGE Acquisition and related matters, please refer to the “Acquisition of MTGE Investment Corp.” Note in Part I. Item 1 and our other filings with the SEC that were made in connection with the MTGE Acquisition.

Business Environment
The year ended December 31, 2018 was marked by the continued expansion of the United States economy, as underlying fundamentals, particularly for the consumer and government sectors, remained sound. Interest rates continued to rise for much of the year in large part driven by the Federal Reserve’s (“Fed”) four hikes to the Federal Funds Target Rate. Meanwhile, Agency mortgage-backed security spreads widened over the course of the year as robust supply and the Federal Reserve balance sheet runoff weighed on the sector. Credit sector spreads were modestly wider on growing concerns of an economic slowdown in coming years. This broader macro-economic environment that included notable bouts of volatility, primarily in the first and fourth quarter of 2018, lead us to maintain an active hedging strategy. Over the course of 2018, our net portfolio additions tilted modestly towards credit assets. Despite our interest in adding credit assets to achieve greater portfolio diversification, we continue to view the broader credit sector as fully valued. Consequently, we remain highly selective in the evaluation of investment opportunities. Within Agency MBS, persistently higher interest rates provided a catalyst to rotate a portion of the portfolio into higher coupon MBS, which contributed to the higher asset yield on our portfolio relative to the prior year.

Economic Environment
The pace of economic growth remained strong in 2018, coming in above estimated potential growth. Measured by real gross domestic product (“GDP”), activity increased by an annualized 3.2% rate through the third quarter of 2018, an increase from the 2.5% growth rate in 2017. The increase was largely driven by increased government expenditures, growing by 2.2% through the first three quarters of 2018 compared to 0.1% in 2017. Personal consumption, aided by improvement in the labor markets, grew by an annualized rate of 2.6% over the first three quarters, similar to the 2.7% experienced in 2017. Business investment benefited

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

from the tailwind of the 2017 tax reform and higher oil prices, rising at an annualized rate of 7.5% through September 30, 2018, compared to 6.3% in 2017. Meanwhile, residential investment slowed meaningfully subsequent to higher mortgage rates, falling by an annualized 2.8% through three quarters after increasing by 3.8% in 2017. Net exports were similarly a headwind on growth, with the trade balance widening to a $950 billion as of the quarter ended September 30, 2018, as compared to a $900 billion in the quarter ended December 31, 2017.
The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell from 4.1% to 3.9% over the year, remaining below the Fed’s estimate of the long-run unemployment rate of 4.4%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 223,000 jobs per month in 2018, up from 179,000 jobs added per month in 2017, with gains seen across a broad number of industries. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, finally broke to the upside, reaching a post-crisis high of 3.3% in December 2018 compared to 2.7% in December 2017. The outlook has dimmed somewhat for 2019. In their latest forecast, the Fed projected a modest dip to 3.5% unemployment in 2019 before rising moderately in later years as the economy slows.
Inflation remained near the Fed’s 2% target throughout 2018 as measured by the year-over-year changes in the Personal Consumer Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.8% year-over-year in November 2018, roughly unchanged from December 2017. The more stable core PCE measure, which excludes volatile food and energy prices, remained close to the Fed’s 2.0% target after weakness in the first three months of the year, with the most recent reading of 1.9% year-over-year in November 2018. The Fed expects the core and headline PCE measures to remain at or close to their 2% target over the foreseeable future.
Throughout 2018 the Federal Open Market Committee (“FOMC”) continued to remove support for the economy by raising its target for the federal funds rate. In assessing realized and expected progress towards its objectives, the FOMC raised the Federal Funds Target Rate four times, at every other meeting throughout the year to coincide with the meetings that included a press conference. Each increase was 25 basis points, bringing the target range from 1.25-1.50% in January 2018 to 2.25-2.50% at year-end. Continued strong economic growth, labor market improvement and inflation near target led the FOMC to keep its economic outlook optimistic, with the target range nearing the range of estimates for the long-run federal funds rate. In spite of this strong realized growth, the FOMC noted increased risks to their outlook, reducing their median forecast for 2019 rate hikes from three to two at their December 2018 meeting. This downgrade was primarily due to worsening foreign growth while also allowing the FOMC to analyze the impact of previous rate increases and recent increased market volatility. Meanwhile, balance sheet runoff continued in a programmatic way according to the implemented guidelines released on May 24, 2017. The Fed gradually reduced the size of its portfolio of U.S. Treasury and Agency mortgage-backed securities holdings with runoff reaching the ultimate cap of $30 billion for U.S. Treasury securities and $20 billion for Agency mortgage-backed securities in October 2018.
During the year ended December 31, 2018, the 10-year U.S. Treasury rate initially sold off to a seven-year high yield of 3.24% on November 8, 2018, before rallying to 2.68% by year-end. The strong economic growth seen throughout the year contributed to the initial move, while foreign growth fears and a dimming domestic economic outlook led to risk-off sentiment in the final months of the year. Estimates of term premium, or the compensation required for purchasing longer-dated U.S. Treasury maturities, remained at very low levels throughout the year, suggesting consistent demand for duration. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, rose steadily throughout the year, likely due to a combination of increased volatility and Fed balance sheet runoff.
The following table below presents interest rates and spreads at each date presented:

	As of December 31,
	2018	2017	2016
30-Year mortgage current coupon	3.50%	3.00%	3.13%
Mortgage basis	82 bps	59 bps	68 bps
10-Year U.S. Treasury rate	2.68%	2.41%	2.44%
LIBOR
1-Month	2.50%	1.56%	0.77%
6-Month	2.88%	1.84%	1.32%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk Factors”.
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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2018, 2017 and 2016.

	As of and for the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share data)
Interest income	$3,332,563	$2,493,126	$2,210,951
Interest expense	1,897,860	1,008,354	657,752
Net interest income	1,434,703	1,484,772	1,553,199
Realized and unrealized gains (losses)	(1,162,984)	199,493	84,204
Other income (loss)	109,927	115,857	44,144
Less: General and administrative expenses	329,873	224,124	250,356
Income (loss) before income taxes	51,773	1,575,998	1,431,191
Income taxes	(2,375)	6,982	(1,595)
Net income (loss)	54,148	1,569,016	1,432,786
Less: Net income (loss) attributable to noncontrolling interests	(260)	(588)	(970)
Net income (loss) attributable to Annaly	54,408	1,569,604	1,433,756
Less: Dividends on preferred stock	129,312	109,635	82,260
Net income (loss) available (related) to common stockholders	$(74,904)	$1,459,969	$1,351,496
Net income (loss) per share available (related) to common stockholders
Basic	$(0.06)	$1.37	$1.39
Diluted	$(0.06)	$1.37	$1.39
Weighted average number of common shares outstanding
Basic	1,209,601,809	1,065,923,652	969,787,583
Diluted	1,209,601,809	1,066,351,616	970,102,353
Other information
Asset portfolio at period-end	$102,340,249	$99,935,666	$85,364,917
Average total assets	$102,544,922	$91,374,962	$81,033,136
Average equity	$14,332,404	$13,371,907	$12,192,715
Leverage at period-end (1)	6.3:1	5.7:1	5.8:1
Economic leverage at period-end (2)	7.0:1	6.6:1	6.4:1
Capital ratio (3)	12.1%	12.9%	13.1%
Annualized return on average total assets	0.05%	1.72%	1.77%
Annualized return on average equity	0.38%	11.73%	11.75%
Annualized core return on average equity (excluding PAA) (4)	10.99%	10.54%	9.96%
Net interest margin (5)	1.57%	1.38%	1.48%
Net interest margin (excluding PAA) (4)	1.52%	1.51%	1.50%
Average yield on interest earning assets	3.23%	2.78%	2.81%
Average yield on interest earning assets (excluding PAA) (4)	3.17%	2.94%	2.83%
Average cost of interest bearing liabilities (6)	2.04%	1.75%	1.62%
Net interest spread	1.19%	1.03%	1.19%
Net interest spread (excluding PAA) (4)	1.13%	1.19%	1.21%
Constant prepayment rate	9.3%	10.6%	13.3%
Long-term constant prepayment rate	10.1%	10.4%	10.1%
Common stock book value per share	$9.39	$11.34	$11.16
Interest income (excluding PAA) (4)	$3,270,542	$2,634,962	$2,229,892
Economic interest expense (4) (6)	$1,797,307	$1,334,093	$1,085,118
Economic net interest income (excluding PAA) (4)	$1,473,235	$1,300,869	$1,144,774
Core earnings (4)	$1,636,941	$1,267,160	$1,194,884
Premium amortization adjustment cost (benefit)	$(62,021)	$141,836	$18,941
Core earnings (excluding PAA) (4)	$1,574,920	$1,408,996	$1,213,825
Core earnings per common share (4)	$1.25	$1.09	$1.15
PAA cost (benefit) per common share (4)	$(0.05)	$0.13	$0.02
Core earnings (excluding PAA) per common share (4)	$1.20	$1.22	$1.17

(1)
Debt consists of repurchase agreements, other secured financing, debt issued by securitization vehicles and mortgages payable. Debt issued by securitization vehicles, certain credit facilities (included within other secured financing), and mortgages payable are non-recourse to us.

(2)	Computed as the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity.

(3)	Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positions and exclusive of consolidated VIEs.

(4)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(5)
Represents the sum of our interest income plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average outstanding TBA contract and CMBX balances.

(6)
Average cost on interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average amortized cost during the period. Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. Prior to the quarter ended March 31, 2018, this metric included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the quarter ended March 31, 2018, as a result of changes to the Company’s hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

2018 Compared with 2017
GAAP
Net income (loss) was $54.1 million, which includes ($0.3) million attributable to noncontrolling interests, or ($0.06) per average basic common share, for the year ended December 31, 2018 compared to $1.6 billion, which includes ($0.6) million attributable to noncontrolling interests, or $1.37 per average basic common share, for the same period in 2017. We attribute the majority of the change in net income (loss) to the increase in net losses on disposal of investments and the unfavorable change in net gains (losses) on other derivatives, partially offset by the favorable change in the net interest component of interest rate swaps. Net losses on disposal of investments was ($1.1) billion for the year ended December 31, 2018 compared to ($3.9) million for the same period in 2017. Net losses on other derivatives was ($403.0) million for the year ended December 31, 2018 compared to net gains of $261.4 million for the same period in 2017. The net interest component of interest rate swaps was $100.6 million for the year ended December 31, 2018 compared with ($371.1) million for the same period in 2017. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $1.6 billion, or $1.20 per average common share, for the year ended December 31, 2018, compared to $1.4 billion, or $1.22 per average common share, for the same period in 2017. Core earnings (excluding PAA) increased during the year ended December 31, 2018 compared to the same period in 2017 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps, partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities.

2017 Compared with 2016
GAAP
Net income (loss) was $1.6 billion, which includes ($0.6) million attributable to noncontrolling interests, or $1.37 per average basic common share, for the year ended December 31, 2017 compared to $1.4 billion, which includes ($1.0) million attributable to noncontrolling interests, or $1.39 per average basic common share, for the same period in 2016. We attribute the majority of the change in net income (loss) to an increase in unrealized gains on interest rate swaps and the lower net interest component of interest rate swaps, partially offset by the change in net unrealized gains (losses) on instruments measured at fair value through earnings and lower net interest income during the year ended December 31, 2017 compared to the same period in 2016. Unrealized gains on interest rate swaps were $512.9 million for the year ended December 31, 2017 compared with $282.2 million for the same period in 2016, reflecting a rise in forward interest rates during the year ended December 31, 2017 compared to lower forward rates during the same period in 2016. The net interest component of interest rate swaps decreased $135.6 million to ($371.1) million for the year ended December 31, 2017 reflecting lower net rates during the year ended December 31, 2017 compared to the same period in 2016. Net unrealized gains (losses) on instruments measured at fair value through earnings were ($39.7) million for the year ended December 31, 2017 compared to $86.4 million for the same period in 2016. The change was primarily due to unfavorable changes in unrealized gains (losses) on MSRs, partially offset by higher unrealized gains on non-Agency mortgage-backed securities and lower unrealized losses on Agency interest-only investments. Net interest income decreased $68.4 million to $1.5 billion for the year ended December 31, 2017, primarily due to higher cost of funds largely attributable to higher rates and higher average balances on repurchase agreements, partially offset by higher coupon income earned from an increase in average Interest Earning Assets for the year ended December 31, 2017 compared to the same period in 2016.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $1.4 billion, or $1.22 per average basic common share, for the year ended December 31, 2017, compared to $1.2 billion, or $1.17 per average basic common share, for the same period in 2016. Core earnings increased during the year ended December 31, 2017 compared to the same period in 2016 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and the lower net interest component of interest rate swaps, partially offset by an increase in interest expense from higher rates and an increase in average Interest Bearing Liabilities.

Non-GAAP Financial Measures
Beginning with the quarter ended September 30, 2018, we updated our calculation of core earnings and related metrics to reflect changes to our portfolio composition and operations, including the acquisition of MTGE in September 2018. Compared to prior periods, the revised definition of core earnings includes coupon income (expense) on CMBX positions (reported in Net gains (losses) on other derivatives) and excludes depreciation and amortization expense on real estate and related intangibles (reported

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

in Other income (loss)), non-core income (loss) allocated to equity method investments (reported in Other income (loss)) and the income tax effect of non-core income (loss) (reported in Income taxes). Prior period results have not been adjusted to conform to the revised calculation as the impact in each of those periods is not material.
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures.

•	core earnings and core earnings (excluding PAA);

•	core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA);

•	core earnings and core earnings (excluding PAA) per average common share;

•	annualized core return on average equity (excluding PAA);

•	interest income (excluding PAA);

•	economic interest expense;

•	economic net interest income (excluding PAA);

•	average yield on Interest Earning Assets (excluding PAA);

•	net interest margin (excluding PAA); and

•	net interest spread (excluding PAA).

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
These non-GAAP measures provide additional detail to enhance investor understanding of our period-over-period operating performance and business trends, as well as for assessing our performance versus that of industry peers. Additional information pertaining to our use of these non-GAAP financial measures, including discussion of how each such measure may be useful to investors, and reconciliations to their most directly comparable GAAP results are provided below.

Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)
Our principal business objective is to generate net income for distribution to our stockholders and to preserve capital through prudent selection of investments and continuous management of our portfolio. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs.  Core earnings, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-core income (loss) items), and core earnings (excluding PAA), which is defined as core earnings excluding the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, are used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands, except per share data)
GAAP net income (loss)	$54,148	$1,569,016	$1,432,786
Net income (loss) attributable to noncontrolling interests	(260)	(588)	(970)
Net income (loss) attributable to Annaly	54,408	1,569,604	1,433,756
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	(1,409)	160,133	113,941
Unrealized (gains) losses on interest rate swaps	(424,081)	(512,918)	(282,190)
Net (gains) losses on disposal of investments	1,124,448	3,938	(33,089)
Net (gains) losses on other derivatives	403,001	(261,438)	(230,580)
Net unrealized (gains) losses on instruments measured at fair value through earnings	158,082	39,684	(86,391)
Loan loss provision	3,496	—	—
Bargain purchase gain	—	—	(72,576)
Adjustments to exclude components of other (income) loss
Depreciation and amortization expense related to commercial real estate (1)	20,278	—	—
Non-core (income) loss allocated to equity method investments (2)	(12,665)	—	—
Non-core other (income) loss (3)	44,525	—	—
Adjustments to exclude components of general and administrative expenses and income taxes
Transaction expenses and non-recurring items (4)	65,416	—	48,887
Income tax effect of non-core income (loss) items	4,220	—	—
Adjustments to add back components of realized and unrealized (gains) losses
TBA dollar roll income and CMBX coupon income (5)	276,986	334,824	351,778
MSR amortization (6)	(79,764)	(66,667)	(48,652)
Core earnings (7)	1,636,941	1,267,160	1,194,884
Less
Premium amortization adjustment cost (benefit)	(62,021)	141,836	18,941
Core earnings (excluding PAA) (7)	$1,574,920	$1,408,996	$1,213,825

Dividends on preferred stock	129,312	109,635	82,260
Core earnings attributable to common stockholders (7)	$1,507,629	$1,157,525	$1,112,624
Core earnings attributable to common stockholders (excluding PAA) (7)	$1,445,608	$1,299,361	$1,131,565
GAAP net income (loss) per average common share	$(0.06)	$1.37	$1.39
Core earnings per average common share (7)	$1.25	$1.09	$1.15
Core earnings (excluding PAA) per average common share (7)	$1.20	$1.22	$1.17
GAAP return (loss) on average equity	0.38%	11.73%	11.75%
Core return on average equity (excluding PAA) (7)	10.99%	10.54%	9.96%
(1) Includes depreciation and amortization expense related to equity method investments.

(2)
Beginning with the quarter ended September 30, 2018, we exclude non-core (income) loss allocated to equity method investments, which represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR and a realized gain on sale within an unconsolidated joint venture, which are components of Other income (loss).

(3)
Represents the amount of consideration paid for the acquisition of MTGE in excess of the fair value of net assets acquired. This amount is primarily attributable to a decline in portfolio valuation between the pricing and closing dates of the transaction and is consistent with changes in market values observed for similar instruments over the same period.

(4)
Represents costs incurred in connection with the MTGE transaction and securitizations of residential whole loans for the year ended December 31, 2018. Represents costs incurred in connection with the acquisition of Hatteras Financial Corp. for the year ended December 31, 2016.

(5)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $2.3 million for the year ended December 31, 2018. There were no adjustments for CMBX coupon income prior to the quarter ended September 30, 2018.

(6)
MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on the Company’s MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.

(7)	Represents a non-GAAP financial measure.

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

Premium Amortization Expense
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Premium amortization expense	$705,926	$879,305	$814,575
Less: PAA cost (benefit)	(62,021)	141,836	18,941
Premium amortization expense (excluding PAA)	$767,947	$737,469	$795,634

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	For the Years Ended December 31,
	2018	2017	2016
	(per average common share)
Premium amortization expense	$0.58	$0.82	$0.84
Less: PAA cost (benefit)	(0.05)	0.13	0.02
Premium amortization expense (excluding PAA)	$0.63	$0.69	$0.82

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
For the years ended	(dollars in thousands)
December 31, 2018	$3,332,563	$(62,021)	$3,270,542
December 31, 2017	$2,493,126	$141,836	$2,634,962
December 31, 2016	$2,210,951	$18,941	$2,229,892

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
For the years ended	(dollars in thousands)
December 31, 2018	$1,897,860	$(100,553)	$1,797,307	$1,434,703	$(100,553)	$1,535,256	$(62,021)	$1,473,235
December 31, 2017	$1,008,354	$325,739	$1,334,093	$1,484,772	$325,739	$1,159,033	$141,836	$1,300,869
December 31, 2016	$657,752	$427,366	$1,085,118	$1,553,199	$427,366	$1,125,833	$18,941	$1,144,774

(1)
Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Experienced and Projected Long-Term CPR
Prepayment speeds, as reflected by the Constant Prepayment Rate (“CPR”) and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of and for the periods presented.

	Experienced CPR (1)	Long-term CPR (2)
December 31, 2018	9.3%	10.1%
December 31, 2017	10.6%	10.4%
December 31, 2016	13.3%	10.1%

(1)	For the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	At December 31, 2018, 2017 and 2016, respectively.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)
Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average cost of interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as the sum of interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average Interest Earning Assets plus average TBA contract and CMBX balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the years ended	(dollars in thousands)
December 31, 2018	$103,227,574	$3,270,542	3.17%	$88,216,125	$1,797,307	2.04%	$1,473,235	1.13%
December 31, 2017	$89,648,025	$2,634,962	2.94%	$76,321,069	$1,334,093	1.75%	$1,300,869	1.19%
December 31, 2016	$78,813,547	$2,229,892	2.83%	$66,817,870	$1,085,118	1.62%	$1,144,774	1.21%

(1)	Does not reflect the unrealized gains/(losses).

(2)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(3)
Average cost on interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average amortized cost during the period. Economic interest expense is comprised of  GAAP interest expense and the net interest component of interest rate swaps. Prior to the quarter ended March 31, 2018, this metric included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the quarter ended March 31, 2018, as a result of changes to the Company’s hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the years ended		(dollars in thousands)
December 31, 2018	$3,270,542	276,986	(1,897,860)	100,553	$1,750,221	$103,227,574	12,115,869	$115,343,443	1.52%
December 31, 2017	$2,634,962	334,824	(1,008,354)	(371,108)	$1,590,324	$89,648,025	15,416,045	$105,064,070	1.51%
December 31, 2016	$2,229,892	351,778	(657,752)	(506,681)	$1,417,237	$78,813,547	15,399,142	$94,212,689	1.50%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.2 million for each of the quarters ended December 31, 2018 and September 30, 2018, and $2.3 million for the year ended December 31, 2018. There were no adjustments for CMBX coupon income prior to September 30, 2018.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the years ended	(dollars in thousands)
December 31, 2018	$88,216,125	$88,646,247	$1,797,307	2.04%	2.02%	2.49%	(0.47%)	0.02%	(0.45%)
December 31, 2017	$76,321,069	$84,505,642	$1,334,093	1.75%	1.11%	1.48%	(0.37%)	0.64%	0.27%
December 31, 2016	$66,817,870	$72,769,189	$1,085,118	1.62%	0.50%	1.06%	(0.56%)	1.12%	0.56%

(1)
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps.

2018 Compared with 2017
Economic interest expense increased by $463.2 million for the year ended December 31, 2018 compared to the same period in 2017. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by the change in the net interest component of interest rate swaps which was $100.6 million for the year ended December 31, 2018 compared to the net interest component of interest rate swaps used to hedge cost of funds of ($325.7) million for the same period in 2017.

2017 Compared with 2016
Economic interest expense increased by $249.0 million for the year ended December 31, 2017 compared to the same period in 2016. The change in each period was primarily due to an increase in average Interest Bearing Liabilities of $9.5 billion and higher rates on repurchase agreements, partially offset by the change in the net interest component of interest rate swaps for the year ended December 31, 2017 compared to the same period in 2016.
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
At December 31, 2018 and 2017, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2018, 2017 and 2016 were as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$526,043	$(18,323)	$(338,432)
Net gains (losses) on disposal of investments	(1,124,448)	(3,938)	33,089
Net gains (losses) on other derivatives	(403,001)	261,438	230,580
Net unrealized gains (losses) on instruments measured at fair value through earnings	(158,082)	(39,684)	86,391
Loan loss provision	(3,496)	—	—
Bargain purchase gain	—	—	72,576
Total	$(1,162,984)	$199,493	$84,204

(1)	Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

2018 Compared with 2017
Net gains (losses) on interest rate swaps for the year ended December 31, 2018 was $526.0 million compared to ($18.3) million for the same period in 2017. The change was primarily attributable to the net interest component of interest rate swaps which was $100.6 million for the year ended December 31, 2018 compared to ($371.1) million for the same period in 2017, as our interest rate swaps shifted to a net receive position during the year ended December 31, 2018 compared to a net pay position for the same period in 2017.
Net gains (losses) on disposal of investments was ($1.1) billion for the year ended December 31, 2018 compared with ($3.9) million for the same period in 2017. For the year ended December 31, 2018, we disposed of Residential Securities with a carrying value of $45.6 billion for an aggregate net loss of ($1.1) billion. For the same period in 2017, we disposed of Residential Securities with a carrying value of $12.9 billion for an aggregate net loss of ($6.4) million.
Net gains (losses) on other derivatives was ($403.0) million for the year ended December 31, 2018 compared to $261.4 million for the same period in 2017. Net gains (losses) on TBA derivatives was ($209.2) million for the year ended December 31, 2018 compared to $220.1 million for the same period in 2017. Net gains (losses) on futures contracts was ($104.0) million for the year ended December 31, 2018 compared to $83.2 million for the same period in 2017.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($158.1) million for the year ended December 31, 2018 compared to ($39.7) million for the same period in 2017, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

partially offset by favorable changes in unrealized gains (losses) on MSRs for the year ended December 31, 2018 compared to the same period in 2017.
For the year ended December 31, 2018, a loan loss provision of $3.5 million was recorded on a commercial mortgage loan. Refer to Note 6 located within Item 15 for additional information related to this loan loss provision. No provision for loan loss was recorded for the same period in 2017.
2017 Compared with 2016
Net losses on interest rate swaps decreased by $320.1 million for the year ended December 31, 2017 compared to the same period in 2016. Unrealized gains on interest rate swaps increased $230.7 million, there was a favorable change in the net interest component of interest rate swaps of $135.6 million and realized losses on termination of interest rate swaps increased $46.2 million for the year ended December 31, 2017 compared to the same period in 2016.
For the year ended December 31, 2017, we disposed of Residential Investment Securities with a carrying value of $12.9 billion for an aggregate net loss of ($6.4) million. We may from time to time sell existing assets to acquire new assets, which our management believes might have higher risk-adjusted returns, or to manage our balance sheet as part of our asset/liability management strategy.
Net gains (losses) on other derivatives was $261.4 million for the year ended December 31, 2017 compared to $230.6 million for the same period in 2016. The change was primarily attributable to a net gains on TBA contracts, partially offset by an unfavorable change in net gains (losses) on interest rate swaptions recognized for the year ended December 31, 2017 compared to the same period in 2016.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($39.7) million for the year ended December 31, 2017 compared to $86.4 million for the same period in 2016. The change was primarily attributable to unrealized gains (losses) on MSRs, partially offset by higher unrealized gains on non-agency mortgage-backed securities and lower unrealized losses on Agency interest-only investments for the year ended December 31, 2017 compared to the same period in 2016.

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
Other income (loss) also includes the amount of consideration paid for the acquisition of MTGE Investment Corp. in excess of the fair value of net assets acquired, which was $44.5 million for the year ended December 31, 2018.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and management fee and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the years ended	(dollars in thousands)
December 31, 2018	$329,873	0.32%	2.30%
December 31, 2017	$224,124	0.25%	1.68%
December 31, 2016	$250,356	0.31%	2.05%

(1)
Includes $65.4 million of transaction costs incurred in connection with the MTGE Acquisition and securitizations of residential whole loans for the year ended December 31, 2018. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.26% and as a percentage of average equity were 1.85% for year ended December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

2018 Compared with 2017
G&A expenses increased $105.7 million to $329.9 million for the year ended December 31, 2018 compared to the same period in 2017. The change was largely attributable to transaction costs in connection with the MTGE Acquisition and securitizations of residential whole loans, higher compensation and management fees, reflecting an increase in adjusted stockholders’ equity primarily resulting from the equity capital raised during the third quarter of 2018 and second half of 2017, and reimbursement payments made to the Manager for certain services in connection with the management and operations of Annaly which commenced during the third quarter of 2018.

2017 Compared with 2016
G&A expenses decreased $26.2 million to $224.1 million for the year ended December 31, 2017 compared to the same period in 2016. The change in the period was primarily due to the transaction costs recognized in connection with the Hatteras Acquisition of $48.9 million in 2016, partially offset by higher compensation and management fees reflecting an increase in adjusted stockholders’ equity primarily due to the equity capital raised conducted during year ended December 31, 2017.

Unrealized Gains and Losses - Available-for-Sale Investments
With our available-for-sale accounting treatment on our Agency mortgage-backed securities, which represent the largest portion of assets on balance sheet, as well as certain commercial mortgage-backed securities, unrealized fluctuations in market values of assets do not impact our GAAP or taxable income but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Unrealized gain	$306,037	$157,818
Unrealized loss	(2,285,902)	(1,283,838)
Net unrealized gain (loss)	$(1,979,865)	$(1,126,020)

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while negative changes tend to reduce borrowing capacity. A very large negative change in the net fair value of our available-for-sale Residential Securities might impair our liquidity position, requiring us to sell assets with the potential result of realized losses upon sale.
The fair value of these securities being less than amortized cost at December 31, 2018 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Return on Average Equity
Our return on average equity was 0.38%, 11.73% and 11.75% for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2018	10.71%	(8.81%)	0.76%	(2.30%)	0.02%	0.38%
December 31, 2017	8.67%	3.93%	0.86%	(1.68%)	(0.05%)	11.73%
December 31, 2016	9.23%	4.20%	0.36%	(2.05%)	0.01%	11.75%

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

Financial Condition
Total assets were $105.8 billion and $101.8 billion at December 31, 2018 and 2017, respectively. The change was primarily due to increases in residential mortgage loans of $1.0 billion, cash and cash equivalents of $1.0 billion, corporate debt of $0.9 billion, reverse repurchase agreements of $0.7 billion, and commercial real estate investments of $0.4 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2018:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans	CRE Debt & Preferred Equity Investments (2)	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$91,310,808	$13,964,797	$552,097	$3,616,575	$4,234,114	$739,473	$1,887,182	$102,340,249
Debt
Repurchase agreements	79,122,838	13,803,000	373,536	721,304	898,196	—	—	81,115,874
Other secured financing	2,534,194	—	—	968,235	154,282	—	526,600	4,183,311
Debt issued by securitization vehicles	—	—	—	837,798	2,509,264	—	—	3,347,062
Net forward purchases	514,257	—	—	—	—	—	—	514,257
Mortgages payable	—	—	—	—	—	511,056	—	511,056
Net equity allocated	$9,139,519	$161,797	$178,561	$1,089,238	$672,372	$228,417	$1,360,582	$12,668,689	(4)

Net equity allocated (%)	72%	1%	1%	9%	5%	2%	11%	100%
Debt/net equity ratio	9.0:1	NM	2.1:1	2.3:1	5.3:1	2.2:1	0.4:1	6.3:1	(5)

(1)	Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.

(2)	Includes loans held for sale, net.

(3)	Excludes the TBA asset, debt and equity balances.

(4)	Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.

(5)	Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

NM	Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at December 31, 2018 and December 31, 2017 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At December 31, 2018 and December 31, 2017 we had on our Consolidated Statements of Financial Condition a total of $183.2 million and $148.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $5.3 billion and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

$6.2 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2018 and 2017 was 9.3% and 10.6%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of December 31, 2018 and 2017 was 10.1% and 10.4%, respectively.
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

The following tables present our Residential Securities that were carried at fair value at December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$83,052,552	$81,983,842
Adjustable-rate pass-through	4,937,984	6,948,906
CMO	11,221	—
Interest-only	873,889	1,085,762
Multifamily	1,838,565	493,689
Reverse mortgages	38,784	39,564
Total agency securities	$90,752,995	$90,551,763
Residential credit
CRT	$552,097	$651,764
Alt-A	182,361	183,886
Prime	343,986	192,760
Subprime	394,621	533,880
NPL/RPL	3,438	42,988
Prime jumbo (>= 2010 vintage)	220,658	126,622
Prime jumbo (>= 2010 vintage) interest-only	16,874	17,158
Total residential credit securities	$1,714,035	$1,749,058
Total residential securities	$92,467,030	$92,300,821
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at the dates presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	December 31, 2018	December 31, 2017
Residential securities (1)	(dollars in thousands)
Principal amount	$89,579,223	$87,518,155
Net premium	3,925,803	4,682,299
Amortized cost	93,505,026	92,200,454
Amortized cost / principal amount	104.38%	105.35%
Carrying value	91,575,882	91,197,901
Carrying value / principal amount	102.23%	104.20%
Weighted average coupon rate	3.90%	3.69%
Weighted average yield	3.17%	2.79%
Adjustable-rate residential securities (1)
Principal amount	$6,020,096	$8,002,252
Weighted average coupon rate	3.47%	3.05%
Weighted average yield	2.87%	2.52%
Weighted average term to next adjustment	19 Months	24 Months
Weighted average lifetime cap (2)	8.04%	8.12%
Principal amount at period end as % of total residential securities	6.72%	9.14%
Fixed-rate residential securities (1)
Principal amount	$83,559,127	$79,515,903
Weighted average coupon rate	3.93%	3.75%
Weighted average yield	3.19%	2.82%
Principal amount at period end as % of total residential securities	93.28%	90.86%
Interest-only residential securities
Notional amount	$6,867,093	$7,793,767
Net premium	1,192,675	1,342,048
Amortized cost	1,192,675	1,342,048
Amortized cost / notional amount	17.37%	17.22%
Carrying value	891,148	1,102,920
Carrying value / notional amount	12.98%	14.15%
Weighted average coupon rate	3.10%	3.61%
Weighted average yield	1.73%	4.17%

(1)	Excludes interest-only mortgage-backed securities.

(2)	Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.
The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2018.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$524,414	$—	$524,414	5.78%	1.18%	0.29%	7.41%
Private label credit risk transfer	27,683	—	27,683	7.70%	0.26%	0.29%	8.65%
Alt-A	182,361	107,293	75,068	4.74%	11.06%	9.59%	10.08%
Prime	343,986	158,351	185,635	4.71%	10.34%	7.54%	13.32%
Subprime	394,621	145,384	249,237	2.84%	8.89%	18.98%	5.53%
Non-performing loan securitizations	3,438	—	3,438	5.00%	59.46%	47.86%	6.86%
Prime jumbo (>=2010 vintage)	220,658	186,014	34,644	3.98%	14.68%	0.10%	5.71%
Prime jumbo (>=2010 vintage) interest-only	16,874	16,874	—	0.44%	—	0.28%	7.24%
Total/weighted average	$1,714,035	$613,916	$1,100,119	4.68%	7.91%	7.93%	11.84%

(1)	Represents the 3 month voluntary prepayment rate (“VPR”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$524,414	$—	$524,414
Private label credit risk transfer	—	—	27,683	—	27,683
Alt-A	44,896	112,952	24,513	—	182,361
Prime	160,736	168,137	15,113	—	343,986
Subprime	—	48,583	345,653	385	394,621
Non-performing loan securitizations	—	3,438	—	—	3,438
Prime jumbo (>=2010 vintage)	—	220,658	—	—	220,658
Prime jumbo (>=2010 vintage) interest-only	—	—	—	16,874	16,874
Total	$205,632	$553,768	$937,376	$17,259	$1,714,035

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2018.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2018, the interest rate swaps had a net fair value of ($372.3) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$80,581,658	$534,216	$—	$—	$81,115,874
Interest expense on repurchase agreements (1)	468,490	20,737	—	—	489,227
Other secured financing	2,893	3,653,818	526,600	—	4,183,311
Interest expense on other secured financing (1)	126,676	150,679	24,726	—	302,081
Debt issued by securitization vehicles (principal)	—	883,500	1,218,740	1,234,641	3,336,881
Interest expense on debt issued by securitization vehicles	120,923	241,846	117,073	761,707	1,241,549
Mortgages payable (principal)	33,081	16,125	—	467,628	516,834
Interest expense on mortgages payable	20,332	38,068	37,888	160,999	257,287
Long-term operating lease obligations	3,565	7,514	7,723	6,757	25,559
Total	$81,357,618	$5,546,503	$1,932,750	$2,631,732	$91,468,603

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2018.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2018, we received $11.4 billion from principal repayments and $33.3 billion in cash from disposal of Residential Securities. During the year ended December 31, 2017, we received $12.0 billion from principal repayments and $13.4 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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
Available Financial Resources is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:
•Common and preferred equity;

•	Other forms of equity-like capital;

•	Surplus credit reserves over expected losses; and

•	Other loss absorption instruments.

In the event we fall short of our internal limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Stockholders’ equity	(dollars in thousands)
7.625% Series C cumulative redeemable preferred stock	169,466	290,514
7.50% Series D cumulative redeemable preferred stock	445,457	445,457
7.625% Series E cumulative redeemable preferred stock	—	287,500
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	—
8.125% Series H cumulative redeemable preferred stock	55,000	—
Common stock	13,138	11,596
Additional paid-in capital	18,794,331	17,221,265
Accumulated other comprehensive income (loss)	(1,979,865)	(1,126,020)
Accumulated deficit	(4,493,660)	(2,961,749)
Total stockholders’ equity	$14,112,112	$14,865,473

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Capital Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	Shares Issued Through Direct Purchase	Amount Raised from Direct Purchase and Dividend Reinvestment Program
For the years ended	(dollars in thousands, except per share data)
December 31, 2018	302,000	$3,144
December 31, 2017	219,000	$2,542
December 31, 2016	228,000	$2,362
During the year ended December 31, 2018, we issued 24.0 million shares under the at-the-market sales program, for proceeds of $251.1 million, net of commissions and fees.
During the year ended December 31, 2018, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of approximately $762.8 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $114.4 million in proceeds before deducting offering expenses.
During the year ended December 31, 2017, we issued 140.5 million shares of common stock for proceeds of $1.7 billion before deducting offering expenses.
Refer to the section titled “Acquisition of MTGE Investment Corp.” for capital stock activity related to the MTGE Acquisition.

No options were exercised during the years ended December 31, 2018, 2017, and 2016.

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
Our debt-to-equity ratio at December 31, 2018 and December 31, 2017 was 6.3:1 and 5.7:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases of investments divided by total equity, at December 31, 2018 and December 31, 2017 was 7.0:1 and 6.6:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of debt issued by securitization vehicles), was 12.1% and 12.9% at December 31, 2018 and December 31, 2017, respectively.

Risk Management
We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to identify, measure, monitor and control these risks.
Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk management culture throughout Annaly focused on awareness which ensures the key risks are understood and managed appropriately. Each employee of our Manager is accountable for monitoring and managing risk within their area of responsibility.

Risk Appetite
We maintain a firm-wide risk appetite statement which defines the types and levels of risk we are willing to take in order to achieve our business objectives, and reflects our risk management philosophy. We engage in risk activities based on our core expertise that aim to enhance value for our stockholders. Our activities focus on income generation and capital preservation through proactive portfolio management, supported by a conservative liquidity and leverage posture.

The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act.

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
In the fourth quarter of 2018, the Company implemented an enhanced corporate compliance function, headed by a newly appointed Chief Compliance Officer, who has reporting lines to the BAC. The corporate compliance group is responsible for the oversight of the Company’s regulatory compliance.

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
Capital, Liquidity and Funding Risk
Risk to earnings, capital or business resulting from our inability to meet our obligations when they come due without incurring unacceptable losses because of inability to liquidate assets or obtain adequate funding.

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

Operational Risk	Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems (including proprietary and third party models), human factors or external events.
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

Capital, Liquidity and Funding Risk Management
Our capital, liquidity and funding risk management strategy is designed to ensure the availability of sufficient resources to support our business and meet our financial obligations under both normal and adverse market and business environments. Our capital, liquidity and funding risk management practices consist of the following primary elements:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Element	Description
Funding	Availability of diverse and stable sources of funds.
Excess Liquidity	Excess liquidity primarily in the form of unencumbered assets and cash.
Maturity Profile	Diversity and tenor of liabilities and modest use of leverage.
Stress Testing	Scenario modeling to measure the resiliency of our liquidity position.
Liquidity Management Policies	Comprehensive policies including monitoring, risk limits and an escalation protocol.

Funding
Our primary financing sources are repurchase agreements provided through counterparty arrangements and through Arcola, other secured financing including funding from the Federal Home Loan Bank (“FHLB”), debt issued by securitization vehicles, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either sold or used to collateralize additional borrowings.
We seek to conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered maturity profile.
Additionally, our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the FICC, with FICC acting as the central counterparty. Arcola also borrows funds through direct repurchase agreements.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2018, the weighted average days to maturity was 77 days.
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
We maintain access to FHLB funding through our captive insurance subsidiary Truman. We finance eligible Agency, residential credit and commercial investments through the FHLB. A rule from the FHFA requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership, Truman was granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative or other action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period.
We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, mortgage financing and note sales.
At December 31, 2018, we had total financial assets and cash pledged against existing liabilities of $91.8 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2018 compared to the same period in 2017, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2018.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter ended	(dollars in thousands)
December 31, 2018	$83,984,254	$81,115,874	$2,741,022	$650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
December 31, 2016	64,484,326	65,215,810	1,064,130	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2018. The weighted average remaining maturity on our repurchase agreements and other secured financing was 113 days at December 31, 2018:

	December 31, 2018
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	32,012,640	3.50%	37.5%
30 to 59 days	8,164,165	2.33%	9.6%
60 to 89 days	18,689,773	2.62%	21.9%
90 to 119 days	10,132,675	2.52%	11.9%
Over 120 days (1)	16,299,932	2.96%	19.1%
Total	$85,299,185	2.97%	100.0%

(1)	Approximately 5% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2018:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$81,115,874	2.97%	2.43%	77
Other secured financing (2)	4,183,311	3.04%	2.93%	812
Securitized debt of consolidated VIEs (3)	3,336,881	3.62%	3.76%	3,833
Mortgages payable (3)	516,834	4.11%	4.11%	4,734
Total indebtedness	$89,152,900

(1)	Determined based on estimated weighted-average lives of the underlying debt instruments.

(2)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.

(3)	Non-recourse to Annaly.

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2018:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,581,775	$153,974	$1,735,749
Reverse repurchase agreements (1)	650,040	—	650,040
Investments, at carrying value (2)
Agency mortgage-backed securities	85,594,336	4,684,307	90,278,643
Credit risk transfer securities	470,238	81,859	552,097
Non-agency mortgage-backed securities	982,611	179,327	1,161,938
Residential mortgage loans (3)	2,035,373	419,264	2,454,637
MSRs	3,616	554,197	557,813
Commercial real estate debt investments (3)	2,884,501	10,626	2,895,127
Commercial real estate debt and preferred equity, held for investment	1,041,331	255,472	1,296,803
Loans held for sale, net	42,184	—	42,184
Corporate debt	803,428	1,083,754	1,887,182
Other assets (4)	—	245,030	245,030
Total financial assets	$96,089,433	$7,667,810	$103,757,243

(1)	The collateral received in connection with reverse repurchase agreements was repledged as of December 31, 2018.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Includes assets transferred or pledged to securitization vehicles.

(4)	Includes interests in certain joint ventures and equity and debt instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2018:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,735,749
Residential securities (2)	91,992,293
Residential mortgage loans (3)	1,359,806
Commercial real estate debt investments (4)	156,758
Commercial real estate debt and preferred equity, held for investment	1,041,995
Loans held for sale, net	42,184
Corporate debt	1,346,355
Total liquid assets	$97,675,140
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	97.75%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $91.8 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2018. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $1.1 billion.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.7 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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
Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2018 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,735,749	$—	$—	$—	$1,735,749
Reverse repurchase agreements	650,040	—	—	—	650,040
Agency mortgage-backed securities (principal)	844	—	4,370,379	83,457,465	87,828,688
Credit risk transfer securities (principal)	—	—	—	542,374	542,374
Non-agency mortgage-backed securities (principal)	—	12,121	116,365	1,079,675	1,208,161
Commercial mortgage-backed securities (principal)	—	—	—	155,921	155,921
Total securities	844	12,121	4,486,744	85,235,435	89,735,144
Residential mortgage loans (principal)	—	—	—	1,347,052	1,347,052
Commercial real estate debt and preferred equity (principal)	370,788	300,199	486,471	150,453	1,307,911
Corporate debt (principal)	—	—	109,226	1,799,337	1,908,563
Total loans	370,788	300,199	595,697	3,296,842	4,563,526
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	3,803,655	3,803,655
Total financial assets - maturity	2,757,421	312,320	5,082,441	92,335,932	100,488,114
Effect of utilizing reset dates (1)	7,100,673	2,941,406	(2,002,702)	(7,883,456)
Total financial assets - interest rate sensitive	$9,858,094	$3,253,726	$3,079,739	$84,452,476	$100,644,035
Financial liabilities
Repurchase agreements	$58,866,578	$21,715,080	$534,216	$—	$81,115,874
Other secured financing	—	65,492	3,591,219	526,600	4,183,311
Debt issued by securitization vehicles (principal)	—	—	883,500	2,453,381	3,336,881
Total financial liabilities - maturity	58,866,578	21,780,572	5,008,935	2,979,981	88,636,066
Effect of utilizing reset dates (1)(2)	(48,566,528)	5,044,601	9,276,308	34,245,619
Total financial liabilities - interest rate sensitive	$10,300,050	$26,825,173	$14,285,243	$37,225,600	$88,636,066

Maturity gap	$(56,109,157)	$(21,468,252)	$73,506	$89,355,951	$11,852,048

Cumulative maturity gap	$(56,109,157)	$(77,577,409)	$(77,503,903)	$11,852,048

Interest rate sensitivity gap	$(441,956)	$(23,571,447)	$(11,205,504)	$47,226,876	$12,007,969

Cumulative rate sensitivity gap	$(441,956)	$(24,013,403)	$(35,218,907)	$12,007,969

(1)	Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.

(2)	Includes effect of interest rate swaps.

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2018. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2018. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(18.6%)	—%	(0.1%)
-50 Basis points	(11.0%)	0.1%	0.9%
-25 Basis points	(4.9%)	0.1%	0.9%
Base interest rate	—	—	—
+25 Basis points	1.9%	(0.2%)	(1.8%)
+50 Basis points	3.2%	(0.6%)	(4.3%)
+75 Basis points	3.1%	(1.0%)	(7.3%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.5%	11.5%
-15 Basis points	0.9%	6.9%
-5 Basis points	0.3%	2.3%
Base interest rate	—	—
+5 Basis points	(0.3%)	(2.3%)
+15 Basis points	(0.9%)	(6.8%)
+25 Basis points	(1.5%)	(11.2%)

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
While we do not expect to encounter credit risk in our Agency investments, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition, based on balance sheet values, at December 31, 2018 and December 31, 2017 was as follows:

	December 31, 2018	December 31, 2017
Category
Agency mortgage-backed securities	88.8%	90.6%
Credit risk transfer securities	0.5%	0.7%
Non-agency mortgage-backed securities	1.1%	1.1%
Residential mortgage loans	2.4%	1.4%
Mortgage servicing rights	0.5%	0.6%
Commercial real estate (1) (2)	4.9%	4.6%
Corporate debt	1.8%	1.0%

(1)	Includes assets transferred or pledged to securitization vehicles.

(2)	Net of unamortized origination fees.

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

The following table summarizes our exposure to counterparties by geography at December 31, 2018:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Country	(dollars in thousands)
North America	32	$58,638,821	$(142,904)	$2,666,202
Europe	13	16,775,716	(229,347)	1,415,538
Asia (non-Japan)	1	502,072	—	29,343
Japan	4	5,199,265	—	307,529
Total	50	$81,115,874	$(372,251)	$4,418,612

(1)	Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

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
Item 7. Management’s Discussion and Analysis

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

Residential Mortgage Loans
There is an active market for the residential whole loans in which we invest. Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there are observable inputs in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the swap curve and the underlying characteristics of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

the individual loans, which may include loan term, coupon, and reset dates. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans. All internal fair values are compared to external pricing sources to determine reasonableness.

Commercial Real Estate Investments
The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral.  These securities must also be evaluated for other-than-temporary impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an other-than-temporary impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations.  For commercial real estate loans and preferred equity investments classified as held for investment, we apply significant judgment in evaluating the need for a loss reserve.  Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses. For commercial real estate loans held for sale, significant judgment may need to be applied in determining the fair value of the loans and whether a valuation allowance is necessary.  Factors that may need to be considered to determine the fair value of a loan held for sale include the borrower’s credit quality, liquidity and other market factors and the fair value of the underlying collateral.

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

CMBX
The CMBX index is a synthetic tradable index referencing a basket of 25 CMBS of a particular rating and vintage. The CMBX index allows investors to take a long position

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

(referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of CMBS securities and is structured as a “pay-as-you-go” contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying CMBS securities as they occur.

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
Item 7. Management’s Discussion and Analysis

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

Economic Interest Expense
Non-GAAP financial measure that is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Calculated as the sum of recourse debt, TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Debt issued by securitization vehicles, certain credit facilities (included within other secured financing) and mortgages payable are non-recourse to us and are excluded from this measure.

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

Financial Industry Regulatory Authority, Inc. (“FINRA”)
FINRA is a non-governmental organization tasked with regulating all business dealings conducted between dealers, brokers and all public investors.

Fixed-Rate Mortgage
A mortgage featuring level monthly payments, determined at the outset, which remain constant over the life of the mortgage.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Interest Earning Assets
Refers to Residential Securities, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt and preferred equity interests, residential mortgage loans and corporate debt. Average Interest Earning Assets is based on daily balances.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Monetary Policy
Action taken by the Federal Open Market Committee of the Federal Reserve System to influence the money supply or interest rates.

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

Net Interest Spread
Calculated by taking the average yield on Interest Earning Assets minus the average cost of Interest Bearing Liabilities, which includes the net interest component of interest rate swaps.

Non-Performing Loan (“NPL”)
A loan that is close to defaulting or is in default.

Notional Amount
A stated principal amount in a derivative contract on which the contract is based.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Secured Overnight Financing Rate (“SOFR”)
Broad measure of the cost of borrowing cash overnight collateralized by Treasury securities and was chosen by the Alternative Reference Rate Committee as the preferred benchmark rate to replace dollar LIBOR in coming years.

Settlement Date
The date securities must be delivered and paid for to complete a transaction.

Short-Term Debt
Generally, debt which matures in one year or less. However, certain securities that mature in up to three years may be considered short-term debt.

Spread
When buying or selling a bond through a brokerage firm, investors will be charged a commission or spread, which is the difference between the market price and cost of purchase,

and sometimes a service fee. Spreads differ based on several factors including liquidity.

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
Item 7. Management’s Discussion and Analysis

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013). As permitted by the Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year after acquisition, the scope of our evaluation excluded the internal controls of certain subsidiaries of Mountain Merger Sub Corporation (successor by merger to MTGE Investment Corp.), namely Annaly Healthcare Investments LLC (formerly Capital Healthcare Investments, LLC) and its subsidiaries, which constituted $321.6 million and $115.1 million of total assets and total equity, respectively, as of December 31, 2018, and $2.1 million of net income (loss) for the year then ended.
Based on the Company’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Annaly Capital Management, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and Subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of certain subsidiaries of Mountain Merger Sub Corporation (successor by merger to MTGE Investment Corp.), namely Annaly Healthcare Investments LLC (formerly Capital Healthcare Investments, LLC) and its subsidiaries, which is included in the 2018 consolidated financial statements of the Company and constituted $321.6 million and $115.1 million of total assets and total equity, respectively, as of December 31, 2018, and $2.1 million of net income (loss) for the year then ended.  Our audit of internal control over financial reporting of Annaly Capital Management, Inc. and Subsidiaries also did not include an evaluation of the internal control over financial reporting of certain subsidiaries of Mountain Merger Sub Corporation (successor by merger to MTGE Investment Corp.), namely Annaly Healthcare Investments LLC (formerly Capital Healthcare Investments, LLC) and its subsidiaries.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes, and financial statement schedules III and IV, and our report dated February 14, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

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
February 14, 2019

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2018.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2018.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2018.

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
The following table provides information as of December 31, 2018 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	209,375	$13.25	29,695,575
Equity compensation plans not approved by security holders	—	—	—
Total	209,375	$13.25	29,695,575
Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2018.

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

2.1
Agreement and Plan of Merger, by and among the Registrant, Mountain Merger Sub Corporation and MTGE Investment Corp., dated as of May 2, 2018 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 3, 2018).

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

3.16
Articles Supplementary reclassifying and designating (i) 11,500,000 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of Registrant’s undesignated common stock and (ii) 5,000,000 authorized but unissued shares of Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of Registrant’s undesignated common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2018).

3.17
Form of Articles Supplementary designating Annaly’s 8.125% Series H Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.17 to the Registrant’s Registration Statement on Form 8-A filed September 7, 2018).

3.18	Amended and Restated Bylaws of the Registrant, adopted December 13, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2018).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series C Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).
4.4	Specimen Series D Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2012).
4.5	Specimen Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement (Registration No. 333-211140) on Form S-4/A filed May 27, 2016).
4.6	Specimen Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).
4.7	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.8	Specimen Series H Preferred Stock Certificate (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4A filed May 31, 2018).
4.9
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2010).

4.10
Indenture, dated as of February 1, 2019, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.7 to the Registrant’s Current Report on Form S-3 filed February 1, 2019).

4.11
Supplemental Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed February 12, 2010).

4.12
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 14, 2012).

10.1	Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).*
10.2	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.3
Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of April 12, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 3, 2018).*

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

10.4	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2010).*
10.5	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).
10.7
Severance and Noncompetition Agreement, by and between the Registrant and Kevin G. Keyes, dated as of August 1, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 3, 2018).*

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
*             Exhibit Numbers 10.1, 10.3, 10.4, 10.5 and 10.7 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
†              Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at December 31, 2018 and December 31, 2017; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.  Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 16. FORM 10-K SUMMARY

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Annaly Capital Management, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes, and financial statement schedules III and IV, collectively referred to as the “consolidated financial statements”. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2019 expressed an unqualified opinion thereon.
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

New York, NY
February 14, 2019

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents (includes pledged assets of $1,581,775 and $579,213, respectively) (1)	$1,735,749	$706,589
Securities (includes pledged assets of $87,193,316 and $84,752,790, respectively) (2)	92,623,788	92,563,572
Loans, net (includes pledged assets of $2,997,051 and $1,811,062, respectively) (3)	4,585,975	2,999,148
Mortgage servicing rights (includes pledged assets of $3,616 and $5,224, respectively)	557,813	580,860
Assets transferred or pledged to securitization vehicles	3,833,200	3,306,133
Real estate, net	739,473	485,953
Derivative assets	200,503	313,885
Reverse repurchase agreements	650,040	—
Receivable for unsettled trades	68,779	1,232
Interest receivable	357,365	323,526
Goodwill and intangible assets, net	100,854	95,035
Other assets	333,988	384,117
Total assets	$105,787,527	$101,760,050
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$81,115,874	$77,696,343
Other secured financing	4,183,311	3,837,528
Debt issued by securitization vehicles	3,347,062	2,971,771
Mortgages payable	511,056	309,686
Derivative liabilities	889,750	607,854
Payable for unsettled trades	583,036	656,581
Interest payable	570,928	253,068
Dividends payable	394,129	347,876
Other liabilities	74,580	207,770
Total liabilities	91,669,726	86,888,477
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,950,000 and 70,700,000 authorized, 73,400,000 and 70,700,000 issued and outstanding, respectively	1,778,168	1,720,381
Common stock, par value $0.01 per share, 1,924,050,000 and 1,929,300,000 authorized, 1,313,763,450 and 1,159,585,078 issued and outstanding, respectively	13,138	11,596
Additional paid-in capital	18,794,331	17,221,265
Accumulated other comprehensive income (loss)	(1,979,865)	(1,126,020)
Accumulated deficit	(4,493,660)	(2,961,749)
Total stockholders’ equity	14,112,112	14,865,473
Noncontrolling interests	5,689	6,100
Total equity	14,117,801	14,871,573
Total liabilities and equity	$105,787,527	$101,760,050

(1)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $30.4 million and $42.3 million at December 31, 2018 and 2017, respectively.

(2)
Excludes $83.6 million and $66.3 million at December 31, 2018 and 2017, respectively, of non-Agency mortgage-backed securities and $224.3 million and $0 at December 31, 2018 and December 31, 2017, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3)	Includes $97.5 million and $19.7 million of residential mortgage loans held for sale and $42.2 million and $0 of commercial mortgage loans held for sale at December 31, 2018 and 2017, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2018	2017	2016
Net interest income
Interest income	$3,332,563	$2,493,126	$2,210,951
Interest expense	1,897,860	1,008,354	657,752
Net interest income	1,434,703	1,484,772	1,553,199
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	100,553	(371,108)	(506,681)
Realized gains (losses) on termination or maturity of interest rate swaps	1,409	(160,133)	(113,941)
Unrealized gains (losses) on interest rate swaps	424,081	512,918	282,190
Subtotal	526,043	(18,323)	(338,432)
Net gains (losses) on disposal of investments	(1,124,448)	(3,938)	33,089
Net gains (losses) on other derivatives	(403,001)	261,438	230,580
Net unrealized gains (losses) on instruments measured at fair value through earnings	(158,082)	(39,684)	86,391
Loan loss provision	(3,496)	—	—
Bargain purchase gain	—	—	72,576
Subtotal	(1,689,027)	217,816	422,636
Total realized and unrealized gains (losses)	(1,162,984)	199,493	84,204
Other income (loss)	109,927	115,857	44,144
General and administrative expenses
Compensation and management fee	179,841	164,322	151,599
Other general and administrative expenses	150,032	59,802	98,757
Total general and administrative expenses	329,873	224,124	250,356
Income (loss) before income taxes	51,773	1,575,998	1,431,191
Income taxes	(2,375)	6,982	(1,595)
Net income (loss)	54,148	1,569,016	1,432,786
Net income (loss) attributable to noncontrolling interests	(260)	(588)	(970)
Net income (loss) attributable to Annaly	54,408	1,569,604	1,433,756
Dividends on preferred stock	129,312	109,635	82,260
Net income (loss) available (related) to common stockholders	$(74,904)	$1,459,969	$1,351,496
Net income (loss) per share available (related) to common stockholders
Basic	$(0.06)	$1.37	$1.39
Diluted	$(0.06)	$1.37	$1.39
Weighted average number of common shares outstanding
Basic	1,209,601,809	1,065,923,652	969,787,583
Diluted	1,209,601,809	1,066,351,616	970,102,353
Other comprehensive income (loss)
Net income (loss)	$54,148	$1,569,016	$1,432,786
Unrealized gains (losses) on available-for-sale securities	(2,004,166)	(89,997)	(686,414)
Reclassification adjustment for net (gains) losses included in net income (loss)	1,150,321	49,870	(21,883)
Other comprehensive income (loss)	(853,845)	(40,127)	(708,297)
Comprehensive income (loss)	(799,697)	1,528,889	724,489
Comprehensive income (loss) attributable to noncontrolling interests	(260)	(588)	(970)
Comprehensive income (loss) attributable to Annaly	(799,437)	1,529,477	725,459
Dividends on preferred stock	129,312	109,635	82,260
Comprehensive income (loss) attributable to common stockholders	$(928,749)	$1,419,842	$643,199

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2018	2017	2016
Preferred stock
Beginning of period	$1,720,381	$1,200,559	$913,059
Issuance	411,335	696,910	—
Acquisition of subsidiary	55,000	—	287,500
Redemption	(408,548)	(177,088)	—
End of period	$1,778,168	$1,720,381	$1,200,559
Common stock
Beginning of period	$11,596	$10,189	$9,359
Issuance	1,103	1,405	—
Buyback of common stock	—	—	(111)
Acquisition of subsidiary	436	—	939
Direct purchase and dividend reinvestment	3	2	2
End of period	$13,138	$11,596	$10,189
Additional paid-in capital
Beginning of period	$17,221,265	$15,579,342	$14,675,768
Stock compensation expense	1,961	1,406	7,047
Issuance	1,116,409	1,646,201	—
Buyback of common stock	—	—	(102,601)
Acquisition of subsidiary	455,507	—	996,768
Redemption of preferred stock	(3,952)	(8,224)	—
Direct purchase and dividend reinvestment	3,141	2,540	2,360
End of period	$18,794,331	$17,221,265	$15,579,342
Accumulated other comprehensive income (loss)
Beginning of period	$(1,126,020)	$(1,085,893)	$(377,596)
Unrealized gains (losses) on available-for-sale securities	(2,004,166)	(89,997)	(686,414)
Reclassification adjustment for net gains (losses) included in net income (loss)	1,150,321	49,870	(21,883)
End of period	$(1,979,865)	$(1,126,020)	$(1,085,893)
Accumulated deficit
Beginning of period	$(2,961,749)	$(3,136,017)	$(3,324,616)
Net income (loss) attributable to Annaly	54,408	1,569,604	1,433,756
Dividends declared on preferred stock	(129,312)	(109,635)	(82,260)
Dividends and dividend equivalents declared on common stock and share-based awards	(1,457,007)	(1,285,701)	(1,162,897)
End of period	$(4,493,660)	$(2,961,749)	$(3,136,017)
Total stockholder’s equity	$14,112,112	$14,865,473	$12,568,180
Noncontrolling interests
Beginning of period	$6,100	$7,792	$9,948
Net income (loss) attributable to noncontrolling interests	(260)	(588)	(970)
Equity contributions from (distributions to) noncontrolling interests	(151)	(1,104)	(1,186)
End of period	$5,689	$6,100	$7,792
Total equity	$14,117,801	$14,871,573	$12,575,972
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$54,148	$1,569,016	$1,432,786
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	692,811	872,346	807,572
Amortization of securitized debt premiums and discounts and deferred financing costs	(3,439)	(3,596)	1,633
Depreciation, amortization and other noncash expenses	72,364	27,956	41,808
Net (gains) losses on disposals of investments	1,123,969	3,938	(33,089)
Net (gains) losses on investments and derivatives	136,673	(734,672)	(599,161)
Income from unconsolidated joint ventures	2,840	2,864	4,592
Loan loss provision	3,496	—	—
Bargain purchase gain	—	—	(72,576)
Payments on purchases of loans held for sale	(227,871)	(309,473)	(99,590)
Proceeds from sales and repayments of loans held for sale	97,913	410,285	299,060
Net receipts (payments) on derivatives	480,216	(233,915)	(168,812)
Net change in
Due to / from brokers	—	(16)	(12)
Other assets	98,104	(58,715)	(110,417)
Interest receivable	(19,563)	(52,202)	27,712
Interest payable	295,640	89,777	6,337
Other liabilities	(185,283)	48,646	43,020
Net cash provided by (used in) operating activities	2,622,018	1,632,239	1,580,863
Cash flows from investing activities
Payments on purchases of residential securities	(44,624,006)	(40,287,765)	(25,529,322)
Proceeds from sales of residential securities	33,256,888	13,402,428	12,488,907
Principal payments on residential securities	11,365,683	12,016,190	12,470,168
Payments on purchases of MSRs	(381)	(11,493)	(174,167)
Proceeds from sales of MSRs	—	33	—
Payments on purchases of corporate debt	(1,241,818)	(693,095)	(399,713)
Principal payments on corporate debt	378,865	462,622	117,282
Originations and purchases of commercial real estate investments	(815,252)	(504,952)	(1,918,845)
Proceeds from sales of commercial real estate investments	150,059	11,960	39,530
Principal repayments on commercial real estate investments	1,504,032	1,669,900	916,998
Proceeds from reverse repurchase agreements	85,318,562	67,675,100	60,990,000
Payments on reverse repurchase agreements	(85,030,351)	(67,675,100)	(60,990,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	26,228	7,998	4,620
Payments on purchases of residential mortgage loans held for investment	(1,286,046)	(928,512)	(65,623)
Proceeds from repayments of residential mortgage loans held for investment	347,451	185,391	18,268
Payments on purchases of equity securities	—	(2,104)	(88,062)
Proceeds from sale of equity securities	—	—	16,112
Cash paid related to asset acquisition, net of cash acquired	(258,334)	—	41,698
Net payment from disposal of subsidiary	—	5,451	—
Net cash provided by (used in) investing activities	(908,420)	(14,665,948)	(2,062,149)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	5,117,155,986	3,606,915,741	2,452,599,821
Principal payments on repurchase agreements and other secured financing	(5,116,952,444)	(3,594,482,419)	(2,452,037,156)
Proceeds from issuances of securitized debt	920,142	—	1,381,640
Principal repayments on securitized debt	(1,384,333)	(1,022,994)	(343,071)
Payment of deferred financing cost	(1,072)	(2,054)	(3,076)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,532,356	2,347,058	2,362
Redemptions of preferred stock	(412,500)	(185,312)	—
Principal payments on participation sold	—	(12,827)	(336)
Principal payments on mortgages payable	(716)	(2,365)	(23,581)
Net contributions (distributions) from (to) noncontrolling interests	(971)	(1,104)	(1,186)
Net payments on share repurchases	—	—	(102,712)
Dividends paid	(1,540,886)	(1,353,172)	(1,220,931)
Net cash provided by (used in) financing activities	(684,438)	12,200,552	251,774
Net (decrease) increase in cash and cash equivalents	$1,029,160	$(833,157)	$(229,512)
Cash and cash equivalents including cash pledged as collateral, beginning of period	706,589	1,539,746	1,769,258
Cash and cash equivalents including cash pledged as collateral, end of period	$1,735,749	$706,589	$1,539,746
Supplemental disclosure of cash flow information
Interest received	$3,894,478	$3,447,308	$2,968,161
Dividends received	$7,564	$5,238	$2,520
Fees received	$—	$—	$4,266
Interest paid (excluding interest paid on interest rate swaps)	$1,726,887	$987,958	$624,784
Net interest paid on interest rate swaps	$(1,894)	$369,660	$536,674
Taxes received (paid)	$(295)	$(1,502)	$934
Noncash investing activities
Receivable for unsettled trades	$68,779	$1,232	$51,461
Payable for unsettled trades	$583,036	$656,581	$65,041
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(853,845)	$(40,127)	$(708,297)
Noncash financing activities
Dividends declared, not yet paid	$394,129	$347,876	$305,674
Securitized debt assumed through consolidation of VIEs	$—	$315,111	$—
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016
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

3. SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described below or are included elsewhere in these notes to the Consolidated Financial Statements.
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
Financial Statements

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.6 billion and $579.2 million at December 31, 2018 and December 31, 2017.
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
Fair Value Measurements and the Fair Value Option – The Company reports various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option (“FVO”). The Company chooses to elect the fair value option in order to simplify the accounting treatment for certain financial instruments. If an item is accounted for at fair value, including financial instruments elected under the FVO, it is presented at fair value in the Consolidated Statements of Financial Condition and any change in fair value is recorded in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). For additional information regarding financial instruments for which the Company has elected the fair value option see the table in the “Financial Instruments” Note.
Refer to the “Fair Value Measurements” Note for a complete discussion on the methodology utilized by the Company to estimate the fair value of certain financial instruments.
Offsetting Assets and Liabilities - The Company elected to present all derivative instruments on a gross basis as discussed in the “Derivative Instruments” Note. Reverse repurchase and repurchase agreements are presented net in the Consolidated Statements of Financial Condition if they are subject to netting agreements and they meet the offsetting criteria. Please see below and refer to the “Secured Financing” Note for further discussion on reverse repurchase and repurchase agreements.
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
Stock Based Compensation – The Company is required to measure and recognize in the consolidated financial statements the compensation cost relating to share-based payment transactions. The Company recognizes compensation expense ratably over the requisite service period for the entire award.
Interest Income - The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the Residential Securities and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than multifamily securities), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
Premiums or discounts associated with the purchase of Agency interest-only securities, reverse mortgages and residential credit securities are amortized or accreted into interest income based upon current expected future cash flows with any adjustment to yield made on a prospective basis.
Premiums and discounts associated with the purchase of residential mortgage loans and with those transferred or pledged to securitization trusts are primarily amortized or accreted into interest income over their estimated remaining lives using the effective interest rates inherent in the estimated cash flows from the mortgage loans.  Amortization of premiums and accretion of discounts are presented in Interest income in the Consolidated Statements of Comprehensive Income (Loss). Refer to the “Interest Income and Interest Expense” Note for further discussion of interest income.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”).  ASUs not listed below were not applicable, not expected to have a significant impact on the Company’s consolidated financial statements when adopted or did not have a significant impact on the Company’s consolidated financial statements upon adoption.

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
January 1, 2020 (early adoption permitted)
The Company plans to adopt the new standard on its effective date. While the Company is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. The Company is developing an appropriate allowance methodology, assessing the impact on the consolidated financial statements and determining appropriate internal controls and financial statement disclosures. Further, based on the amended guidance for available-for-sale debt securities, the Company:
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2018 and December 31, 2017.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2018	December 31, 2017
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$89,840,322	$89,426,437
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	912,673	1,125,326
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	552,097	651,764
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,161,938	1,097,294
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	138,242	244,636
Securities	Commercial real estate debt investments - Conduit CMBS	Fair value, with unrealized gains (losses) through earnings	18,516	18,115
Total securities			92,623,788	92,563,572
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,359,806	958,546
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	1,296,803	1,029,327
Loans, net	Commercial loans held for sale, net	Lower of amortized cost or fair value	42,184	—
Loans, net	Corporate debt	Amortized cost	1,887,182	1,011,275
Total loans, net			4,585,975	2,999,148
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,094,831	479,776
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,738,369	2,826,357
Total assets transferred or pledged to securitization vehicles			3,833,200	3,306,133
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	650,040	—
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	81,115,874	77,696,343
Other secured financing	Loans	Amortized cost	4,183,311	3,837,528
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,347,062	2,971,771
Mortgages payable	Loans	Amortized cost	511,056	309,686

(1)	Receivable for unsettled trades, Interest receivable, Dividends payable, Payable for unsettled trades and Interest payable are accounted for at cost.

(2)	Includes Agency pass-through, CMO and multifamily securities.

(3)	Includes interest-only securities and reverse mortgages.

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Transactions for securities are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Other-Than-Temporary Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation.
When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the years ended December 31, 2018, 2017 and 2016.
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
The following represents a rollforward of the activity for the Company’s securities:

December 31, 2018
	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1	$92,300,821	$262,751	$92,563,572
Purchases	58,857,206	73,261	58,930,467
Sales	(45,628,102)	(56,555)	(45,684,657)
Principal paydowns	(11,364,599)	(122,659)	(11,487,258)
Amortization / accretion	(705,928)	675	(705,253)
Fair value adjustment	(992,368)	(715)	(993,083)
Ending balance December 31	$92,467,030	$156,758	$92,623,788

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value at December 31, 2018 and 2017:

	December 31, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,144,650	$3,810,808	$(36,987)	$84,918,471	$264,443	$(2,130,362)	$83,052,552
Adjustable-rate pass-through	4,835,983	247,981	(1,337)	5,082,627	7,127	(151,770)	4,937,984
CMO	11,113	53	—	11,166	55	—	11,221
Interest-only	6,007,008	1,179,855	—	1,179,855	1,446	(307,412)	873,889
Multifamily	1,802,292	12,329	(5,332)	1,809,289	32,753	(3,477)	1,838,565
Reverse mortgages	34,650	4,175	—	38,825	69	(110)	38,784
Total agency securities	$93,835,696	$5,255,201	$(43,656)	$93,040,233	$305,893	$(2,593,131)	$90,752,995
Residential credit
CRT	$542,374	$28,444	$(15,466)	$555,352	$7,879	$(11,134)	$552,097
Alt-A	202,889	349	(31,238)	172,000	10,559	(198)	182,361
Prime	353,108	2,040	(23,153)	331,995	12,821	(830)	343,986
Subprime	423,166	1,776	(65,005)	359,937	35,278	(594)	394,621
NPL/RPL	3,431	—	(30)	3,401	37	—	3,438
Prime jumbo (>=2010 vintage)	225,567	1,087	(4,691)	221,963	1,439	(2,744)	220,658
Prime jumbo (>=2010 vintage) Interest-only	860,085	12,820	—	12,820	4,054	—	16,874
Total residential credit securities	$2,610,620	$46,516	$(139,583)	$1,657,468	$72,067	$(15,500)	$1,714,035
Total residential securities	$96,446,316	$5,301,717	$(183,239)	$94,697,701	$377,960	$(2,608,631)	$92,467,030
Commercial
Commercial securities	$155,921	9,778	$(9,740)	$155,959	$1,659	$(860)	$156,758
Total securities	$96,602,237	$5,311,495	$(192,979)	$94,853,660	$379,619	$(2,609,491)	$92,623,788

	December 31, 2017
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$78,509,335	$4,514,815	$(1,750)	$83,022,400	$140,115	$(1,178,673)	$81,983,842
Adjustable-rate pass-through	6,760,991	277,212	(1,952)	7,036,251	15,776	(103,121)	6,948,906
Interest-only	6,804,715	1,326,761	—	1,326,761	1,863	(242,862)	1,085,762
Multifamily	490,753	5,038	(341)	495,450	84	(1,845)	493,689
Reverse mortgages	35,000	4,527	—	39,527	37	—	39,564
Total agency investments	$92,600,794	$6,128,353	$(4,043)	$91,920,389	$157,875	$(1,526,501)	$90,551,763
Residential credit
CRT	$593,027	$25,463	$(3,456)	$615,034	$36,730	$—	$651,764
Alt-A	204,213	499	(34,000)	170,712	13,976	(802)	183,886
Prime	197,756	358	(24,158)	173,956	18,804	—	192,760
Subprime	554,470	2,037	(78,561)	477,946	56,024	(90)	533,880
NPL/RPL	42,585	14	(117)	42,482	506	—	42,988
Prime jumbo (>=2010 vintage)	130,025	627	(3,956)	126,696	1,038	(1,112)	126,622
Prime jumbo (>=2010 vintage) Interest-only	989,052	15,287	—	15,287	1,871	—	17,158
Total residential credit securities	$2,711,128	$44,285	$(144,248)	$1,622,113	$128,949	$(2,004)	$1,749,058
Total residential securities	$95,311,922	$6,172,638	$(148,291)	$93,542,502	$286,824	$(1,528,505)	$92,300,821
Commercial
Commercial securities	$270,288	$680	$(9,731)	$261,237	$1,843	$(329)	$262,751
Total securities	$95,582,210	$6,173,318	$(158,022)	$93,803,739	$288,667	$(1,528,834)	$92,563,572

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Investment Type	(dollars in thousands)
Fannie Mae	$60,270,432	$63,361,415
Freddie Mac	30,397,556	27,091,978
Ginnie Mae	85,007	98,370
Total	$90,752,995	$90,551,763
Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at December 31, 2018 and 2017, according to their estimated weighted average life classifications:

	December 31, 2018		December 31, 2017
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$13,447	$13,670	$471,977	$476,538
Greater than one year through five years	11,710,172	11,928,973	13,838,890	13,925,749
Greater than five years through ten years	80,202,479	82,218,464	77,273,833	78,431,852
Greater than ten years	540,932	536,594	716,121	708,363
Total	$92,467,030	$94,697,701	$92,300,821	$93,542,502
The estimated weighted average lives of the Residential Securities at December 31, 2018 and 2017 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$22,418,036	$(432,352)	713	$39,878,158	$(272,234)	1,114
12 Months or more	43,134,843	(1,853,257)	1,476	39,491,238	(1,011,405)	911
Total	$65,552,879	$(2,285,609)	2,189	$79,369,396	$(1,283,639)	2,025

(1)	Excludes interest-only mortgage-backed securities and reverse mortgages.

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
During the year ended December 31, 2018, the Company disposed of $45.6 billion of Residential Securities, resulting in a net realized loss of ($1.1) billion. During the year ended December 31, 2017, the Company disposed of $12.9 billion of Residential Securities, resulting in a net realized loss of ($6.4) million.  During the year ended December 31, 2016, the Company disposed of $12.3 billion of Residential Securities, resulting in a net realized gain of $31.0 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of December 31, 2018, the Company reported $1.4 billion of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value.
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
Allowance for Losses – The Company evaluates the need for a loss reserve on its CRE Debt and Preferred Equity Investments and its corporate loans. A provision for losses related to CRE Debt and Preferred Equity Investments and corporate loans may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the CRE Debt and Preferred Equity Investments and corporate loans as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers, verifies loan compliance packages, if applicable, and analyzes current results relative to budgets and sensitivities performed at inception of the investment.  Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.
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
Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s CRE Debt and Preferred Equity Investments, and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan, economic trends (both macro and those affecting the property specifically), and the supply and demand of competing projects in the sub-market in which each subject property is located.  Management monitors the financial condition and operating results of its borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

As of and for the year ended December 31, 2018, the Company recorded a loan loss provision of $3.5 million on a mezzanine loan secured by 100% of the equity interests in the owner of an office park in suburban Houston, Texas. There was no provision for loan loss recorded as of and for the year ended December 31, 2017.
The following table presents the activity of the Company’s loan investments, including loans held for sale, for the year ended December 31, 2018:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2018	$958,546	$1,029,327	$1,011,275	$2,999,148
Purchases	1,816,353	663,683	1,314,445	3,794,481
Sales and transfers (1)	(1,227,769)	—	(72,610)	(1,300,379)
Principal Payments	(186,878)	(353,740)	(378,865)	(919,483)
Change in fair value	2,186	—	—	2,186
Amortization / accretion	(2,632)	3,213	12,937	13,518
Change in loan loss allowance	—	(3,496)	—	(3,496)
Ending balance December 31, 2018	$1,359,806	$1,338,987	$1,887,182	$4,585,975

(1)	Includes securitizations, syndications and transfers.

The carrying value of the Company’s commercial loans held for sale was $42.2 million and $0 at December 31, 2018 and December 31, 2017, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value	$2,454,637	$1,438,322
Unpaid principal balance	$2,425,657	$1,419,807

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2018 and 2017 for these investments:

	For the Years Ended
	December 31, 2018	December 31, 2017
	(dollars in thousands)
Interest income	$83,259	$28,817
Net gains (losses) on disposal of investments	(12,934)	(4,704)
Net unrealized gains (losses) on instruments measured at fair value through earnings	1,102	8,468
Total included in net income (loss)	$71,427	$32,581

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2018 and 2017 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2018		December 31, 2017
Property location	% of Balance	Property location	% of Balance
California	53.7%	California	49.8%
Florida	7.1%	Florida	9.3%
New York	6.6%	New York	7.1%
All other (none individually greater than 5%)	32.6%	All other (none individually greater than 5%)	33.8%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$0 - $3,500	$457	$1 - $3,663	$514
Interest rate	2.00% - 7.75%	4.72%	1.63% - 7.50%	4.25%
Maturity	1/1/2028 - 11/1/2058	1/11/2046	1/1/2028 - 5/1/2057	2/1/2043
FICO score at loan origination	505 - 823	752	468 - 823	748
Loan-to-value ratio at loan origination	8% - 111%	68%	11% - 100%	68%

At December 31, 2018 and 2017, approximately 47% and 78%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

Commercial
The Company’s commercial real estate loans are comprised of adjustable-rate and fixed-rate loans. The Company designates loans as held for investment if it has the intent and ability to hold the loans until maturity or payoff.  The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses, if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Commercial real estate loans that are designated as held for sale are carried at the lower of amortized cost or fair value in the accompanying Consolidated Statements of Financial Condition. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of commercial real estate loans held for sale on an individual loan basis.
Preferred equity interests are designated as held for investment and are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less a reserve for estimated losses, if necessary.
At December 31, 2018, and 2017, approximately 88% and 86%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, excluding commercial loans held for sale, were adjustable-rate.
During the year ended December 31, 2017, the Company sold $115.0 million ($114.4 million, net of origination fees) of a commercial mortgage loan held for sale to unrelated third parties at carrying value. Accordingly, no gain or loss was recorded in connection with the sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

At December 31, 2018 and 2017, commercial real estate investments held for investment were comprised of the following:

	December 31, 2018			December 31, 2017
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$988,248	$981,202	75.6%	$629,143	$625,900	60.9%
Mezzanine loans	319,663	315,601	24.4%	395,015	394,442	38.2%
Preferred equity	—	—	—%	9,000	8,985	0.9%
Total	$1,307,911	$1,296,803	100.0%	$1,033,158	$1,029,327	100.0%

(1)	Carrying value includes unamortized origination fees of $7.6 million and $3.8 million at December 31, 2018 and 2017, respectively.

(2)	Based on outstanding principal.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at December 31, 2018 and 2017:

December 31, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Net carrying value (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	575,953	52,224	—	628,177
Principal payments	(216,849)	(127,575)	(9,000)	(353,424)
Net (increase) decrease in origination fees	(6,624)	(370)	—	(6,994)
Amortization of net origination fees	2,822	376	15	3,213
Allowance for loan losses	—	(3,496)	—	(3,496)
Net carrying value (December 31, 2018)	$981,202	$315,601	$—	$1,296,803

December 31, 2017
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Net carrying value (January 1, 2017)	$510,071	$451,467	$8,967	$970,505
Originations & advances (principal)	338,242	69,121	—	407,363
Principal payments	(221,421)	(127,799)	—	(349,220)
Amortization & accretion of (premium) discounts	(44)	28	—	(16)
Net (increase) decrease in origination fees	(3,317)	(605)	—	(3,922)
Amortization of net origination fees	2,369	2,230	18	4,617
Net carrying value (December 31, 2017)	$625,900	$394,442	$8,985	$1,029,327

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of December 31, 2018 and 2017.

December 31, 2018
			Internal Ratings
Investment Type	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (2)	Doubtful (3)	Loss	Total
(dollars in thousands)
Senior mortgages	$988,248	75.6%	$653,066	$215,792	$55,000	$64,390	$—	$—	$988,248
Mezzanine loans	319,663	24.4%	140,776	38,884	96,400	36,603	7,000	—	319,663
Total	$1,307,911	100.0%	$793,842	$254,676	$151,400	$100,993	$7,000	—	$1,307,911

December 31, 2017
			Internal Ratings
Investment Type	Outstanding Principal (1)	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (2)	Doubtful	Loss	Total
(dollars in thousands)
Senior mortgages	$629,143	60.9%	$409,878	$115,075	$36,800	$67,390	$—	$—	$629,143
Mezzanine loans	395,015	38.2%	206,169	66,498	122,348	—	—	—	395,015
Preferred equity	9,000	0.9%	—	—	9,000	—	—	—	9,000
Total	$1,033,158	100.0%	$616,047	$181,573	$168,148	$67,390	$—	$—	$1,033,158

(1)	Excludes Loans held for sale, net.

(2)
The Company rated two loans as Substandard as of December 31, 2018. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

(3)
The Company rated one loan as Doubtful as of December 31, 2018. The Company evaluated impairment considerations and recognized a loan loss allowance of $3.5 million as of and for the year ended December 31, 2018.

Corporate Debt
The Company’s investments in corporate loans are designated as held for investment when the Company has the intent and ability to hold the investment until maturity or payoff. These investments are carried at their principal balance outstanding plus any premiums or discounts less allowances for loan losses.  Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method. These investments typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of five to seven years. In connection with these senior secured loans the Company receives a security interest in certain assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at December 31, 2018 and 2017 are as follows:

	Industry Dispersion
	December 31, 2018			December 31, 2017
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and parts	$—	$41,342	$41,342	$—	$34,814	$34,814
Arrangement of transportation of freight & cargo	—	21,632	21,632	—	—	—
Coating, engraving and allied services	—	57,223	57,223	—	64,034	64,034
Computer programming, data processing & other computer related services	—	242,185	242,185	—	209,624	209,624
Drugs	—	35,882	35,882	—	38,708	38,708
Electrical work	—	41,760	41,760	—	—	—
Electronic components & accessories	—	24,059	24,059	—	23,916	23,916
Engineering, architectural & surveying	—	80,748	80,748	—	—	—
Groceries and related products	—	—	—	—	14,794	14,794
Grocery stores	—	23,431	23,431	—	23,531	23,531
Home health care services	—	—	—	—	23,779	23,779
Insurance agents, brokers and services	—	48,942	48,942	—	28,872	28,872
Mailing, reproduction, commercial art and photography, and stenographic	—	14,843	14,843	—	—	—
Management and public relations services	—	487,046	487,046	—	94,871	94,871
Medical and dental laboratories	—	26,858	26,858	—	26,956	26,956
Metal cans & shipping containers	—	118,248	118,248	—	—	—
Miscellaneous business services	—	19,622	19,622	—	19,723	19,723
Miscellaneous equipment rental and leasing	—	49,552	49,552	—	49,129	49,129
Miscellaneous health and allied services, not elsewhere classified	—	56,003	56,003	—	25,963	25,963
Miscellaneous nonmetallic minerals, except fuels	—	—	—	—	25,992	25,992
Miscellaneous plastic products	—	9,953	9,953	—	9,879	9,879
Motor vehicles and motor vehicle equipment	—	16,563	16,563	—	—	—
Motor vehicles and motor vehicle parts and supplies	—	29,046	29,046	—	12,212	12,212
Nonferrous foundries (castings)	—	12,948	12,948	—	—	—
Offices and clinics of doctors of medicine	—	97,877	97,877	—	60,000	60,000
Offices of clinics and other health practitioners	—	21,100	21,100	—	18,979	18,979
Public warehousing and storage	—	84,278	84,278	—	48,890	48,890
Research, development and testing services	—	33,381	33,381	—	33,155	33,155
Schools and educational services, not elsewhere classified	—	19,805	19,805	—	20,625	20,625
Services allied with the exchange of securities	—	14,877	14,877	—	13,960	13,960
Surgical, medical, and dental instruments and supplies	—	96,607	96,607	—	29,687	29,687
Telephone communications	—	61,371	61,371	—	59,182	59,182
Total	$—	$1,887,182	$1,887,182	$—	$1,011,275	$1,011,275
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
First lien loans	$1,346,356	$582,724
Second lien loans	540,826	428,551
Total	$1,887,182	$1,011,275

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in an entity that invests in MSRs, refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.
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
The following table presents activity related to MSRs for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value, beginning of period	$580,860	$652,216
Sales	—	(33)
Other (1)	(4)	(27)
Change in fair value due to
Changes in valuation inputs or assumptions (2)	56,721	(4,629)
Other changes, including realization of expected cash flows	(79,764)	(66,667)
Fair value, end of period	$557,813	$580,860

(1)	Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to be not acceptable.

(2)	Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the years ended December 31, 2018 and 2017, the Company recognized $112.7 million and $129.4 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.7 billion at December 31, 2018.   At December 31, 2018, there were no loans 90 days or more past due or on nonaccrual status.  There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at December 31, 2018 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $72.1 million at December 31, 2018.
In March 2018, the Company closed OBX 2018-01, with a face value of $327.5 million. In July 2018, the Company closed OBX 2018-EXP1 with a face value of 383.4 million. In October 2018, the Company closed OBX 2018-EXP2 with a face value of $384.0 million. The OBX 2018-01 Trust, the OBX 2018-EXP1 Trust and the OBX 2018-EXP2 Trust are referred to collectively as the “OBX Trusts”. These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. As of December 31, 2018, a total of $766.5 million of bonds were issued to third parties and the Company retained $221.3 million of mortgage-backed securities, which are eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The Company incurred approximately $5.4 million of costs in connection with these securitizations that were expensed as incurred during the year ended December 31, 2018. The contractual principal amount of the OBX Trusts’ debt held by third parties was $769.0 million at December 31, 2018.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2018, the borrowing limit on this facility was $400.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $568.7 million at December 31, 2018. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At December 31, 2018, the subsidiary had an intercompany receivable of $376.6 million, which eliminates upon consolidation and an Other secured financing of $376.6 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $234.8 million at December 31, 2018, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Loans. At December 31, 2018, the subsidiary had an Other secured financing of $150.0 million to the third party financial institution.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.8 billion at December 31, 2018. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the credit facility VIEs and OBX Trusts as the transfers of residential mortgage loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2018 and 2017 are as follows:

December 31, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$30,444
Loans	—	—	97,464
Assets transferred or pledged to securitization vehicles	2,738,369	105,003	—
Mortgage servicing rights	—	—	557,813
Interest receivable	11,451	539	—
Other assets	—	4	28,756
Total assets	$2,749,820	$105,546	$714,477
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,509,264	$71,324	$—
Other secured financing	—	—	68,385
Interest payable	4,594	238	—
Other liabilities	—	—	1,975
Total liabilities	$2,513,858	$71,562	$70,360

December 31, 2017
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$42,293
Loans	—	—	19,667
Assets transferred or pledged to securitization vehicles	2,826,357	478,811	—
Mortgage servicing rights	—	—	580,860
Interest receivable	10,339	1,599	—
Derivative assets	—	—	1
Other assets	—	1,418	32,354
Total assets	$2,836,696	$481,828	$675,175
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,620,952	$350,819	$—
Other secured financing	—	—	10,496
Interest payable	4,554	931	—
Other liabilities	—	112	4,856
Total liabilities	$2,625,506	$351,862	$15,352

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs and OBX Trusts, at December 31, 2018 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts				Residential Trusts
Property Location	Principal Balance	% of Balance		Property Location	Principal Balance	% of Balance
(dollars in thousands)
Maryland	$408,671	15.0%	0.137	California	$46,574	44.4%
California	360,279	13.2%	0.128	Texas	13,888	13.2%
Virginia	336,799	12.4%	0.103	Washington	7,512	7.2%
Texas	306,590	11.3%	0.099	Illinois	7,239	6.9%
Pennsylvania	281,084	10.3%	0.081	Florida	5,382	5.1%
New York	280,552	10.3%	0.08	Other (1)	24,325	23.2%
Massachusetts	179,202	6.6%	0.072
Other (1)	571,873	20.9%	0.249
Total	$2,725,050	100.0%			$104,920	100.0%

(1)	No individual state greater than 5%.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
There was no real estate acquired in settlement of residential mortgage loans at December 31, 2018 or December 31, 2017 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
The Company acquired real estate holdings in connection with the MTGE Acquisition during the year ended December 31, 2018; refer to the “Acquisition of MTGE Investment Corp.” Note for additional information. There were no acquisitions of new real estate holdings during the year ended December 31, 2017. The company sold one of its wholly-owned triple net leased properties during the year ended December 31, 2017 for $12.0 million and recognized a gain on sale of $5.1 million.
The weighted average amortization period for intangible assets and liabilities at December 31, 2018 is 4.9 years.  Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

	December 31, 2018	December 31, 2017
Real estate, net	(dollars in thousands)
Land	$128,742	$111,012
Buildings and improvements	581,320	330,959
Furniture, fixtures and equipment	11,602	—
Subtotal	721,664	441,971
Less: accumulated depreciation	(67,026)	(48,920)
Total real estate held for investment, at amortized cost, net	654,638	393,051
Equity in unconsolidated joint ventures	84,835	92,902
Total real estate, net	$739,473	$485,953

Depreciation expense was $18.1 million and $15.8 million for the years ended December 31, 2018 and 2017, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2018 for consolidated investments in real estate are as follows:

December 31, 2018
(dollars in thousands)
2019	$49,950
2020	46,290
2021	43,050
2022	39,327
2023	36,624
Later years	208,706
Total	$423,947

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
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of market agreed coupon (“MAC”) interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swap to compensate for the out of market nature of such interest rate swap. Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral as well as receiving payments in accordance with the terms of the derivative contracts.
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At December 31, 2018, $496.2 million of variation margin was reported as a reduction to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared interest rate swaps are generally fair valued

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

using the DCO’s market values. MAC interest rate swaps are also centrally cleared and fair valued using internal pricing models and compared to the DCO’s market value.
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
Credit Derivatives – The Company may enter into credit derivatives referencing the commercial mortgage-backed securities index, such as the CMBX index, and synthetic total return swaps. Refer to the section titled “Glossary of Terms” located in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information related to the CMBX index.
The table below summarizes fair value information about our derivative assets and liabilities at December 31, 2018 and 2017:

Derivatives Instruments	December 31, 2018	December 31, 2017
Assets	(dollars in thousands)
Interest rate swaps	$48,114	$30,272
Interest rate swaptions	7,216	36,150
TBA derivatives	141,688	29,067
Futures contracts	—	218,361
Purchase commitments	844	35
Credit derivatives (1)	2,641	—
	$200,503	$313,885
Liabilities
Interest rate swaps	$420,365	$569,129
TBA derivatives	—	21,776
Futures contracts	462,309	12,285
Purchase commitments	33	157
Credit derivatives (1)	7,043	4,507
	$889,750	$607,854

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $30.0 million at December 31, 2018. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $451.0 million and $125.0 million at December 31, 2018 and December 31, 2017, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2018 and 2017:

December 31, 2018
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$31,900,200	1.84%	2.73%	1.21
3 - 6 years	16,603,200	2.29%	2.70%	4.30
6 - 10 years	18,060,900	2.57%	2.56%	8.62
Greater than 10 years	3,901,400	3.63%	2.59%	17.33
Total / Weighted average	$70,465,700	2.17%	2.68%	4.26

December 31, 2017
Maturity	Current Notional (1)	Weighted Average Pay Rate (2) (3)	Weighted Average Receive Rate (2)	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$6,532,000	1.56%	1.62%	2.08
3 - 6 years	14,791,800	2.12%	1.57%	4.51
6 - 10 years	10,179,000	2.35%	1.58%	8.04
Greater than 10 years	3,826,400	3.65%	1.51%	18.47
Total / Weighted average	$35,329,200	2.22%	1.58%	6.72

(1)	There were no forward starting swaps at December 31, 2018. Notional amount includes $8.1 billion forward starting pay fixed swaps at December 31, 2017.

(2)	Excludes forward starting swaps.

(3)	Weighted average fixed rate on forward starting pay fixed swaps was 1.86% at December 31, 2017.

The following table presents swaptions outstanding at December 31, 2018 and 2017.

December 31, 2018
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$4,075,000	3.30%	3M LIBOR	10.08	3.06

December 31, 2017
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$6,000,000	2.62%	3M LIBOR	9.97	4.49

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2018 and 2017:

December 31, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,803,000	$13,823,109	$13,964,797	$141,688

December 31, 2017
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,828,000	$16,381,826	$16,390,251	8,425
Sale contracts	(250,000)	(254,804)	(255,938)	(1,134)
Net TBA derivatives	$15,578,000	$16,127,022	$16,134,313	$7,291

The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2018 and 2017:

December 31, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,166,000)	1.97
U.S. Treasury futures - 5 year	—	(6,359,400)	4.39
U.S. Treasury futures - 10 year and greater	—	(11,152,600)	7.10
Total	$—	$(18,678,000)	5.86

December 31, 2017
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(17,161,000)	2.00
U.S. Treasury futures - 5 year	—	(4,217,400)	4.41
U.S. Treasury futures - 10 year and greater	—	(4,914,500)	7.01
Total	$—	$(26,292,900)	3.32

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at December 31, 2018 and 2017, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$48,114	$(29,308)	$—	$18,806
Interest rate swaptions, at fair value	7,216	—	—	7,216
TBA derivatives, at fair value	141,688	—	—	141,688
Purchase commitments	844	—	—	844
Credit derivatives	2,641	(2,641)	—	—
Liabilities
Interest rate swaps, at fair value	$420,365	$(29,308)	$(11,856)	$379,201
Futures contracts, at fair value	462,309	—	(462,309)	—
Purchase commitments	33	—	—	33
Credit derivatives	7,043	(2,641)	(4,402)	—

December 31, 2017
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$30,272	$(27,379)	$—	$2,893
Interest rate swaptions, at fair value	36,150	—	—	36,150
TBA derivatives, at fair value	29,067	(12,551)	—	16,516
Futures contracts, at fair value	218,361	(12,285)	—	206,076
Purchase commitments	35	—	—	35
Liabilities
Interest rate swaps, at fair value	$569,129	$(27,379)	$—	$541,750
TBA derivatives, at fair value	21,776	(12,551)	—	9,225
Futures contracts, at fair value	12,285	(12,285)	—	—
Purchase commitments	157	—	—	157
Credit derivatives	4,507	—	(3,520)	987

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Realized Gains (Losses) on Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the years ended	(dollars in thousands)
December 31, 2018	$100,553	$1,409	$424,081
December 31, 2017	$(371,108)	$(160,133)	$512,918
December 31, 2016	$(506,681)	$(113,941)	$282,190
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(343,594)	$134,397	$(209,197)
Net interest rate swaptions	(98,248)	2,679	(95,569)
Futures	564,418	(668,384)	(103,966)
Purchase commitments	—	1,002	1,002
Credit derivatives	9,662	(5,945)	3,717
Total			$(404,013)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Year Ended December 31, 2017
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$154,575	$65,490	$220,065
Net interest rate swaptions	(935)	(42,660)	(43,595)
Futures	20,459	62,778	83,237
Purchase commitments	—	162	162
Credit derivatives	1,521	28	1,549
Total			$261,418
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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features are in a net asset position at December 31, 2018.

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
Financial Statements

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
For the fair value of debt issued by securitization vehicles, refer to the Note titled “Variable Interest Entities” for additional information.
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

December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,752,995	$—	$90,752,995
Credit risk transfer securities	—	552,097	—	552,097
Non-Agency mortgage-backed securities	—	1,161,938	—	1,161,938
Commercial mortgage-backed securities	—	156,758	—	156,758
Loans
Residential mortgage loans	—	1,359,806	—	1,359,806
Mortgage servicing rights	—	—	557,813	557,813
Assets transferred or pledged to securitization vehicles	—	3,833,200	—	3,833,200
Derivative assets
Interest rate swaps	—	48,114	—	48,114
Other derivatives	—	152,389	—	152,389
Total assets	$—	$98,017,297	$557,813	$98,575,110
Liabilities
Debt issued by securitization vehicles	—	3,347,062	—	3,347,062
Derivative liabilities
Interest rate swaps	—	420,365	—	420,365
Other derivatives	462,309	7,076	—	469,385
Total liabilities	$462,309	$3,774,503	$—	$4,236,812

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,551,763	$—	$90,551,763
Credit risk transfer securities	—	651,764	—	651,764
Non-Agency mortgage-backed securities	—	1,097,294	—	1,097,294
Commercial mortgage-backed securities	—	262,751	—	262,751
Loans
Residential mortgage loans	—	958,546	—	958,546
Mortgage servicing rights	—	—	580,860	580,860
Assets transferred or pledged to securitization vehicles	—	3,306,133	—	3,306,133
Derivative assets
Interest rate swaps	—	30,272	—	30,272
Other derivatives	218,361	65,252	—	283,613
Total assets	$218,361	$96,923,775	$580,860	$97,722,996
Liabilities
Debt issued by securitization vehicles	$—	$2,971,771	$—	$2,971,771
Derivative liabilities
Interest rate swaps	—	569,129	—	569,129
Other derivatives	12,285	26,440	—	38,725
Total liabilities	$12,285	$3,567,340	$—	$3,579,625

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

	December 31, 2018		December 31, 2017
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average )	Unobservable Input (1)	(Weighted Average )
Discounted cash flow	Discount rate	9.0% -12.0% (9.4%)	Discount rate	10.0% -15.0% (10.4%)
	Prepayment rate	4.7% - 13.9% (8.0%)	Prepayment rate	4.6% - 22.3% (9.4%)
	Delinquency rate	0.0% - 5.0% (2.3%)	Delinquency rate	0.0% - 13.0% (2.2%)
	Cost to service	$82 - $138 ($110)	Cost to service	$84 - $181 ($102)

(1)	Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

		December 31, 2018		December 31, 2017
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets		(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment	3	$1,296,803	$1,303,487	$1,029,327	$1,035,095
Commercial loans held for sale, net	3	42,184	42,184	—	—
Corporate debt	2	1,887,182	1,863,524	1,011,275	1,014,139
Financial liabilities
Repurchase agreements	1,2	$81,115,874	$81,115,874	$77,696,343	$77,697,828
Other secured financing	1,2	4,183,311	4,183,805	3,837,528	3,837,595
Mortgage payable	3	511,056	507,770	309,686	310,218

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value.
At December 31, 2018 and 2017, Goodwill totaled $71.8 million.

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the year ended December 31, 2018.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2017	$23,220
Intangible assets acquired	14,483
Intangible assets divested	81
Less: amortization expense	(8,745)
Balance at December 31, 2018	$29,039

13. SECURED FINANCING

Reverse Repurchase and Repurchase Agreements – The Company finances a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assesses each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements meet the specified criteria in this guidance.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The Company had outstanding $81.1 billion and $77.7 billion of repurchase agreements with weighted average borrowing rates of 2.36% and 1.89%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 77 days and 58 days at December 31, 2018 and 2017, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.1 billion with $406.1 million available to be drawn at December 31, 2018.
At December 31, 2018 and 2017, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

December 31, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,661,001	284,906	353,429	—	72,840	640,465	32,012,641	3.50%
30 to 59 days	8,164,165	—	—	—	—	—	8,164,165	2.33%
60 to 89 days	18,326,399	88,630	251,441	—	23,302	—	18,689,772	2.62%
90 to 119 days	10,067,183	—	—	—	—	—	10,067,183	2.54%
Over 120 days (1)	11,263,625	—	116,434	693,939	108,115	—	12,182,113	2.92%
Total	$78,482,373	$373,536	$721,304	$693,939	$204,257	$640,465	$81,115,874	2.97%

December 31, 2017
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	33,421,609	263,528	253,290	—	18,125	33,956,552	1.69%
30 to 59 days	10,811,515	7,229	3,658	—	6,375	10,828,777	1.44%
60 to 89 days	13,800,743	7,214	47,830	—	—	13,855,787	1.59%
90 to 119 days	10,128,006	—	—	—	—	10,128,006	1.39%
Over 120 days (1)	8,542,108	—	—	385,113	—	8,927,221	1.77%
Total	$76,703,981	$277,971	$304,778	$385,113	$24,500	$77,696,343	1.61%

(1)	Approximately 1% of the total repurchase agreements had a remaining maturity over 1 year at each of December 31, 2018 and 2017.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2018 and 2017. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2018		December 31, 2017
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$650,040	$81,115,874	$1,250,000	$78,946,343
Amounts offset	—	—	(1,250,000)	(1,250,000)
Netted amounts	$650,040	$81,115,874	$—	$77,696,343

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  At December 31, 2018, $3.6 billion of the advances matures between one to three years. At December 31, 2017, $2.1 billion of advances from the FHLB Des Moines matured beyond three years and $1.4 billion matures between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.78% and 1.49% at December 31, 2018 and 2017, respectively. The Company held $147.9 million of capital stock in the FHLB Des Moines at December 31, 2018 and 2017, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $90.2 billion and $303.1 million, respectively, at December 31, 2018 and $87.0 billion and $267.3 million, respectively, at December 31, 2017.
The fair value of collateral received in connection with reverse repurchase agreements was $650.0 million, which the Company fully repledged, and $0 as of December 31, 2018 and December 31, 2017, respectively.

Mortgage loans payable at December 31, 2018 and 2017, were as follows:

December 31, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures (fixed)	$316,275	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures (floating)	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	95,827	97,667	2.75% - 4.96%	Fixed	2019-2053	First liens
Texas	32,189	33,735	3.28%	Fixed	1/1/2053	First liens
Utah (floating)	9,703	9,706	L+3.50%	Floating	1/31/2019	First liens
Utah (fixed)	7,279	7,201	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,438	13,473	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,328	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,892	7,913	3.69%	Fixed	6/1/2053	First liens
Total	$511,056	$516,834

December 31, 2017
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$286,373	$289,125	4.03% - 4.61%	Fixed	2024 and 2025	First liens
Tennessee	12,294	12,350	4.01%	Fixed	9/6/2019	First liens
Virginia	11,019	11,025	3.58%	Fixed	6/6/2019	First liens
Total	$309,686	$312,500
The following table details future mortgage loan principal payments at December 31, 2018:

Mortgage Loan Principal Payments
(dollars in thousands)
2019	$36,109
2020	19,408
2021	3,490
2022	3,709
2023	3,844
Later years	450,274
Total	$516,834

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

14. CAPITAL STOCK

(A)	Common Stock
The following table provides a summary of the Company’s common shares authorized and issued and outstanding at December 31, 2018 and 2017.

	Shares authorized		Shares issued and outstanding
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	Par Value
Common stock	1,924,050,000	1,929,300,000	1,313,763,450	1,159,585,078	$0.01
During the year ended December 31, 2018, the Company issued 43.6 million shares of common stock as part of the consideration for the MTGE Acquisition.
During the year ended December 31, 2018, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $762.8 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $114.4 million in proceeds before deducting offering expenses.
During the year ended December 31, 2017, the Company issued 140.5 million shares of common stock for proceeds of $1.7 billion before deducting offering expenses.
No options were exercised during the years ended December 31, 2018, 2017, and 2016.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	December 31, 2018	December 31, 2017
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	302,000	219,000
Amount raised from direct purchase and dividend reinvestment program	$3,144	$2,542
In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the year ended December 31, 2018, the Company issued 24.0 million shares under the at-the-market sales program for proceeds of $251.1 million, net of commissions and fees.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2018 and 2017. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Fixed-rate		(dollars in thousands)
Series C	7,000,000	12,000,000	7,000,000	12,000,000	$169,466	$290,514	7.625%	5/16/2017	NA	NA
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Series E	—	11,500,000	—	11,500,000	—	287,500	7.625%	8/27/2017	NA	NA
Series H	2,200,000	—	2,200,000	—	55,000	—	8.125%	5/22/2019	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	—	17,000,000	—	411,335	—	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Total	75,950,000	70,700,000	73,400,000	70,700,000	$1,778,168	$1,720,381

(1)
Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2018, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the year ended December 31, 2018, the Company issued 17.0 million shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and 2.2 million shares of its Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) in connection with the acquisition of MTGE Investment Corp. Refer to the “Acquisition of MTGE Investment Corp.” Note for additional information related to the Company’s Series H Preferred Stock.
During the year ended December 31, 2018, the Company redeemed 5.0 million shares of its Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $125.0 million and all 11.5 million of its issued and outstanding shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) for $287.5 million.
During the year ended December 31, 2017, the Company issued 28.8 million shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series F Preferred Stock”), liquidation preference of $25.00 per share, for gross proceeds of $720.0 million before deducting the underwriting discount and other offering expenses.
On August 25, 2017, the Company redeemed all 7.4 million of its issued and outstanding shares of 7.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) for $187.5 million.
The Series C Preferred Stock, Series D Cumulative Redeemable Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock rank senior to the common stock of the Company.

(C)	Distributions to Stockholders

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2018	December 31, 2017
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,457,007	$1,285,701
Distributions declared per common share	$1.20	$1.20
Distributions paid to common stockholders after period end	$394,129	$347,876
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	January 31, 2019	January 31, 2018
Dividends declared to series A preferred stockholders	$—	$9,527
Dividends declared per share of series A preferred Stock	$—	$1.285
Dividends declared to series C preferred stockholders	$14,323	$22,875
Dividends declared per share of series C preferred stock (1)	$1.906	$1.906
Dividends declared to series D preferred stockholders	$34,500	$34,500
Dividends declared per share of series D preferred stock	$1.875	$1.875
Dividends declared to series E preferred stockholders	$2,253	$21,922
Dividends declared per share of series E preferred stock	$0.196	$1.906
Dividends declared to series F preferred stockholders	$50,040	$20,811
Dividends declared per share of series F preferred stock	$1.738	$0.724
Dividends declared to series G preferred stockholders	$26,781	$—
Dividends declared per share of series G preferred stock	$1.575	$—
Dividends declared to series H preferred stockholders	$1,415	$—
Dividends declared per share of series H preferred stock	$0.643	$—

(1)	Includes dividends declared per share for shares outstanding at December 31, 2018.

15. INTEREST INCOME AND INTEREST EXPENSE

Refer to the note titled “Significant Accounting Policies” for details surrounding the Company’s accounting policy related to net interest income on securities and loans.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following presents the components of the Company’s interest income and interest expense for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended December 31,
	2018	2017	2016
Interest income	(dollars in thousands)
Residential securities	$2,830,521	$2,170,041	$1,944,457
Residential mortgage loans	83,260	30,540	4,147
Commercial investment portfolio (1)	356,981	273,884	252,436
U.S. Treasury securities	160	—	—
Reverse repurchase agreements	61,641	18,661	9,911
Total interest income	$3,332,563	$2,493,126	$2,210,951
Interest expense
Repurchase agreements	1,698,930	891,819	585,826
Debt issued by securitization vehicles	98,013	60,304	44,392
Participation sold	—	195	627
Other	100,917	56,036	26,907
Total interest expense	1,897,860	1,008,354	657,752
Net interest income	$1,434,703	$1,484,772	$1,553,199

(1)	Includes commercial real estate debt and preferred equity, corporate debt and assets transferred or pledged to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2018, 2017 and 2016.

	For the Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	(dollars in thousands, except per share data)
Net income (loss)	$54,148	$1,569,016	$1,432,786
Net income (loss) attributable to noncontrolling interests	(260)	(588)	(970)
Net income (loss) attributable to Annaly	54,408	1,569,604	1,433,756
Dividends on preferred stock	129,312	109,635	82,260
Net income (loss) available (related) to common stockholders	$(74,904)	$1,459,969	$1,351,496
Weighted average shares of common stock outstanding-basic	1,209,601,809	1,065,923,652	969,787,583
Add: Effect of stock awards, if dilutive	—	427,964	314,770
Weighted average shares of common stock outstanding-diluted	1,209,601,809	1,066,351,616	970,102,353
Net income (loss) per share available (related) to common share
Basic	$(0.06)	$1.37	$1.39
Diluted	$(0.06)	$1.37	$1.39

Options to purchase 0.2 million shares, 0.8 million shares and 1.1 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the years ended December 31, 2018, 2017 and 2016, respectively.

17. INCOME TAXES

For the year ended December 31, 2018 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc., Arcola Securities, Inc. (“Arcola”) and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2018 and December 31, 2017.
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
During the years ended December 31, 2018, December 31, 2017 and December 31, 2016 the Company recorded ($2.4) million, $7.0 million and ($1.8) million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2015 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, real estate investments, commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities and corporate debt. MSR values may also be adversely impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties.

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
For the years ended December 31, 2018, 2017 and 2016, the compensation and management fee was $179.8 million (includes $5.2 million related to compensation expense for the employees of the Company’s subsidiaries), $164.3 million (includes $7.2 million related to compensation expense for the employees of the Company’s subsidiaries), and $151.6 million (includes $8.4 million related to compensation expense for the employees of the Company’s subsidiaries), respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. For the year ended December 31, 2018, reimbursement payments to the Manager were $9.2 million. There were no reimbursement payments to the Manager during the years ended 2017 and 2016. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.
At December 31, 2018 and 2017, the Company had amounts payable to the Manager of $16.0 million and $13.8 million, respectively.
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

20. LEASE COMMITMENTS AND CONTINGENCIES

Commitments
In September 2014, the Company entered into a non-cancelable lease for office space which commenced in July 2014 and expires in September 2025. The lease expense for each of the years ended December 31, 2018, 2017, and 2016 was $3.0 million, $3.1 million and $3.1 million. The Company’s aggregate future minimum lease payments total $25.6 million. The following table details the future lease payments:

Lease Commitments
Years ended December 31,	(dollars in thousands)
2019	$3,565
2020	3,652
2021	3,862
2022	3,862
2023	3,862
Later years	6,756
Total	$25,559
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2018 and 2017.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

21. ARCOLA REGULATORY REQUIREMENTS

Arcola is the Company’s wholly owned and consolidated broker-dealer. Arcola is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.
Arcola is a member of various clearing organizations with which it maintains cash required to conduct its day-to-day clearance activities. Arcola enters into reverse repurchase agreements and repurchase agreements as part of its matched book trading activity. Reverse repurchase agreements are recorded on settlement date at the contractual amount and are collateralized by mortgage-backed or other securities. Arcola generates income from the spread between what is earned on the reverse repurchase agreements and what is paid on the matched repurchase agreements. Arcola’s policy is to obtain possession of collateral with a market value in excess of the principal amount loaned under reverse repurchase agreements. To ensure that the market value of the underlying collateral remains sufficient, collateral is valued daily, and Arcola will require counterparties to deposit additional collateral, when necessary.  All reverse repurchase activities are transacted under master repurchase agreements or other documentation that give Arcola the right, in the event of default, to liquidate collateral held and in some instances, to offset receivables and payables with the same counterparty.
As a self-clearing, registered broker dealer, Arcola is required to maintain minimum net capital by FINRA.  At December 31, 2018 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1, at December 31, 2018 was $393.8 million with excess net capital of $393.5 million.

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
Under ASC 805, an asset acquisition is accounted for under the cost accumulation model which allocates the cost of the acquisition which generally includes direct transaction costs to the individual assets acquired and liabilities assumed on the basis of relative fair value with certain exceptions including financial assets and current assets. These exceptions are excluded from the cost accumulation method since recognizing these assets at amounts other than their fair value would result in a subsequent gain or loss upon re-measurement. Since there are no significant non-financial assets to allocate the transaction costs to, the transaction costs of $58.3 million were expensed as they were incurred and included in Other general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss) during the year ended December 31, 2018. Similarly, the excess consideration of $44.5 million over the fair value of the assets acquired was recognized within Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss) on the closing date of the acquisition during the year ended December 31, 2018. The allocation of the consideration paid as part of the transaction and its assignment to the initial carrying value of the MTGE portfolio is noted in the below table.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

September 2018
Consideration transferred	(dollars in thousands)
Cash	$450,287
Common equity	455,943
Preferred shares
Exchange of MTGE preferred stock for Annaly preferred stock	55,000
Total consideration	$961,230
Net assets
Cash and cash equivalents	$191,953
Securities	4,111,930
Real estate, net	277,648
Derivative assets	18,629
Reverse repurchase agreements	938,251
Receivable for unsettled trades	6,809
Principal receivable	44,462
Interest receivable	14,282
Intangible assets, net	14,483
Other assets	50,105
Total assets acquired	5,668,552

Repurchase agreements	3,561,816
Mortgages payable	201,629
U.S. Treasury securities sold, not yet purchased	934,149
Derivative liabilities	2,498
Interest payable	22,220
Dividends payable	819
Other liabilities	28,715
Total liabilities assumed	4,751,846
Net assets acquired	$916,706

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

23. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2018 and 2017. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature.

	For the Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(dollars in thousands, expect per share data)
Interest income	$859,674	$816,596	$776,806	$879,487
Interest expense	586,774	500,973	442,692	367,421
Net interest income	272,900	315,623	334,114	512,066
Total realized and unrealized gains (losses)	(2,502,035)	199,716	294,646	844,689
Total other income (loss)	52,377	(10,643)	34,170	34,023
Less: Total general and administrative expenses	77,073	126,509	63,781	62,510
Income (loss) before income taxes	(2,253,831)	378,187	599,149	1,328,268
Less: Income taxes	1,041	(7,242)	3,262	564
Net income (loss)	(2,254,872)	385,429	595,887	1,327,704
Less: Net income attributable to noncontrolling interests	17	(149)	(32)	(96)
Less: Dividends on preferred stock	32,494	31,675	31,377	33,766
Net income (loss) available (related) to common stockholders	$(2,287,383)	$353,903	$564,542	$1,294,034
Net income (loss) available (related) per share to common stockholders
Basic	$(1.74)	$0.29	$0.49	$1.12
Diluted	$(1.74)	$0.29	$0.49	$1.12

	For the Quarters Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(dollars in thousands, expect per share data)
Interest income	$745,423	$622,550	$537,426	$587,727
Interest expense	318,711	268,937	222,281	198,425
Net interest income	426,712	353,613	315,145	389,302
Total realized and unrealized gains (losses)	359,215	43,807	(277,794)	74,265
Total other income (loss)	25,064	28,282	30,865	31,646
Less: Total general and administrative expenses	59,257	57,016	54,023	53,828
Income (loss) before income taxes	751,734	368,686	14,193	441,385
Less: Income taxes	4,963	1,371	(329)	977
Net income (loss)	746,771	367,315	14,522	440,408
Less: Net income attributable to noncontrolling interests	(151)	(232)	(102)	(103)
Less: Dividends on preferred stock (1)	32,334	30,355	23,473	23,473
Net income (loss) available (related) to common stockholders	$714,588	$337,192	$(8,849)	$417,038
Net income (loss) available (related) per share to common stockholders
Basic	$0.62	$0.31	$(0.01)	$0.41
Diluted	$0.62	$0.31	$(0.01)	$0.41

(1)
The quarter ended December 31, 2017 excludes, and the quarter ended September 30, 2017 includes, cumulative and undeclared dividends of $8.3 million on the Company's Series F Preferred Stock as of September 30, 2017.

24. SUBSEQUENT EVENTS

In January 2019, the Company closed the public offering of 86.3 million shares of the Company’s common stock, which includes an over-allotment option exercised of 11.3 million shares, for proceeds of approximately $840.1 million, before deducting estimated offering expenses.
In January 2019, the Company completed and closed a securitization of residential mortgage loans, OBX 2019-INV1 Trust, with a face value of $393.9 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation
(dollars in thousands)

December 31, 2018
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition			Property Sold	Gross Amounts Carried at Close of Period 12/31/18
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Purchase Price Allocation Adjustments	Capitalized Costs	Property Sold	Land	Buildings and Improvements	Total	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted-Average Depreciable Life (in years)
Retail - Carrollton, TX	1	$12,875	$3,970	$14,672	$—	$—	$—	$—	$3,970	$14,672	$18,642	$(2,285)	1996	11/25/2015	38
Retail - Plano, TX	1	11,817	4,615	12,751	141	—	—	—	4,615	12,892	17,507	(2,276)	1994	11/25/2015	38
Retail - Grapevine, TX	1	12,692	4,713	13,888	—	—	—	—	4,713	13,888	18,601	(2,018)	1998	11/25/2015	38
Retail - Flower Mound, TX	1	13,085	4,963	14,486	53	—	—	—	4,963	14,539	19,502	(2,236)	1999	11/25/2015	38
Retail - Grapevine, TX	1	9,797	3,931	9,972	8	—	—	—	3,931	9,980	13,911	(1,644)	1994	11/25/2015	38
Retail - Flower Mound, TX	1	7,492	2,696	7,417	15	—	—	—	2,696	7,432	10,128	(1,675)	1992	11/25/2015	38
Retail - Flower Mound, TX	1	8,929	3,571	8,287	—	—	—	—	3,571	8,287	11,858	(1,230)	1996	11/25/2015	38
Retail - Plano, TX	1	4,638	1,459	4,564	—	—	—	—	1,459	4,564	6,023	(1,757)	1995	11/25/2015	38
Retail - Largo, FL	1	12,750	4,973	12,831	30	—	—	—	4,973	12,861	17,834	(2,220)	1988	8/14/2015	27
Retail - Grass Valley, CA	1	25,900	9,872	28,965	176	—	—	—	9,872	29,141	39,013	(5,615)	1988	10/27/2015	25
Multifamily - Washington, DC	1	57,500	31,999	42,342	477	—	—	—	31,999	42,819	74,818	(5,193)	1978, 2008	10/20/2015	28
Retail - Penfield, NY	1	23,558	4,122	23,427	407	—	—	—	4,122	23,834	27,956	(6,089)	1957	11/10/2014	24
Retail - Orchard Park, NY	1	12,888	4,189	20,729	—	—	—	—	4,189	20,729	24,918	(4,286)	1997, 2000	11/10/2014	32
Retail - Cheektowaga, NY	1	9,447	1,939	12,519	—	—	—	—	1,939	12,519	14,458	(2,443)	1978	11/10/2014	25
Retail - Amherst, NY	1	8,270	2,132	9,903	(3)	—	—	—	2,132	9,900	12,032	(2,209)	1986	11/10/2014	28
Retail - Ontario, NY	1	5,406	574	6,841	—	—	—	—	574	6,841	7,415	(1,789)	1998	11/10/2014	31
Retail - Irondequoit, NY	1	15,000	2,438	14,980	106	—	—	—	2,438	15,086	17,524	(3,700)	1972	11/10/2014	27
Retail - LeRoy, NY	1	3,492	343	4,959	—	—	—	—	343	4,959	5,302	(1,464)	1997	11/10/2014	29
Retail - Jamestown, NY	1	7,356	820	4,915	—	—	—	—	820	4,915	5,735	(1,540)	1997	11/10/2014	29
Retail - Warsaw, NY	1	3,415	407	4,122	—	—	—	—	407	4,122	4,529	(1,043)	1998	11/10/2014	31
Retail - Chillicothe, OH	1	7,888	1,262	10,819	57	—	—	—	1,262	10,876	12,138	(2,197)	1981, 1998	11/10/2014	26
Retail - Loganville, GA	1	7,230	3,217	8,386	—	—	—	—	3,217	8,386	11,603	(1,910)	1996	11/10/2014	28
Retail - Chillicothe, OH	1	7,700	2,282	9,775	—	—	—	—	2,282	9,775	12,057	(1,763)	1995	7/22/2015	25
Retail - Newport News, VA	1	11,025	6,394	12,046	—	—	—	—	6,394	12,046	18,440	(1,999)	1994	6/2/2014	35
Retail - Knoxville, TN	1	12,350	3,503	13,310	(1)	—	—	—	3,503	13,309	16,812	(2,098)	2002	4/9/2014	34
Industrial - Las Vegas, NV	1	—	628	4,053	—	—	—	—	628	4,053	4,681	(672)	1988, 2009	3/29/2012	37
Healthcare - Abingdon, VA	1	13,336	370	15,061	—	—	—	—	370	15,061	15,431	(163)	2012	9/7/2018	44
Healthcare - Abingdon, VA	1	7,689	160	11,894	—	—	—	—	160	11,894	12,054	(158)	2004	9/7/2018	36
Healthcare - Fredericksburg, VA	1	14,920	3,110	18,830	—	—	—	—	3,110	18,830	21,940	(400)	1986	9/7/2018	18
Healthcare - Gainesville, VA	1	13,372	1,470	13,894	—	—	—	—	1,470	13,894	15,364	(169)	2006	9/7/2018	38
Healthcare - Pennington Gap, VA	1	5,936	190	11,549	—	—	—	—	190	11,549	11,739	(159)	2001	9/7/2018	33
Healthcare - Manassas, VA	1	13,449	2,040	14,041	—	—	—	—	2,040	14,041	16,081	(171)	2006	9/7/2018	38
Healthcare - Radford, VA	1	6,917	370	12,623	—	—	—	—	370	12,623	12,993	(158)	2002	9/7/2018	34
Healthcare - Hopewell, VA	1	8,728	560	12,181	—	—	—	—	560	12,181	12,741	(158)	2005	9/7/2018	37
Healthcare - Clifton Forge, VA	1	2,296	710	5,368	—	—	—	—	710	5,368	6,078	(121)	1986	9/7/2018	18
Healthcare - Allen, TX	1	9,148	800	10,858	—	—	—	—	800	10,858	11,658	(207)	2000	9/7/2018	22
Healthcare - Frisco, TX	1	6,782	1,000	7,420	—	—	—	—	1,000	7,420	8,420	(119)	1999	9/7/2018	31
Healthcare - Garland, TX	1	9,306	740	10,705	—	—	—	—	740	10,705	11,445	(142)	2004	9/7/2018	36
Healthcare - Denison, TX	1	4,398	650	6,527	—	—	—	—	650	6,527	7,177	(154)	1992	9/7/2018	19
Healthcare - Lewisville, TX	1	4,101	870	7,020	—	—	—	—	870	7,020	7,890	(126)	2004	9/7/2018	26
Healthcare - Kaukauna, WI	1	7,913	240	8,904	—	—	—	—	240	8,904	9,144	(106)	2009, 2013	9/7/2018	34
Healthcare - Mankato, MN	1	7,598	660	9,040	—	—	—	—	660	9,040	9,700	(158)	2004	9/7/2018	21
Healthcare - Mankato, MN	1	5,875	410	6,618	—	—	—	—	410	6,618	7,028	(83)	2014	9/7/2018	31
Healthcare - St. George, UT	1	9,706	1,050	13,422	—	—	—	—	1,050	13,422	14,472	(147)	2014	9/7/2018	36
Healthcare - St. George, UT	1	7,201	690	7,670	—	—	—	—	690	7,670	8,360	(95)	2011	9/7/2018	33
Healthcare - Covington, LA	1	16,650	410	19,216	18	—	—	—	410	19,234	19,644	(242)	2009	9/7/2018	31
Healthcare - Blue Ridge, GA	1	12,889	630	15,576	542	—	—	—	630	16,118	16,748	(174)	2016	9/7/2018	38
Healthcare - Mission, KS	1	16,125	600	21,501	16	—	—	—	600	21,520	22,120	(265)	2015	9/7/2018	32
	48	$516,835	$128,742	$590,877	$2,042	$—	$—	$—	$128,742	$592,922	$721,664	$(67,026)

The following table presents our real estate activity during the year ended December 31, 2018 (in thousands):

Real Estate
Beginning balance, January 1, 2018	$441,971
Acquisitions and improvements	279,693
Property sold	—
Ending balance, December 31, 2018	$721,664
Accumulated Depreciation
Beginning balance, January 1, 2018	$48,920
Property sold	—
Depreciation	18,106
Ending balance, December 31, 2018	$67,026

SCHEDULE IV

December 31, 2018
Schedule IV - Mortgage Loans on Commercial Real Estate
Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	LIBOR Floor	Payment Terms	Maturity Date (3)
Mezzanine debt investments	(dollars in thousands)
Hotel	LA	$85,367	$13,408	$13,358	LIBOR+9.50%	N/A	Interest Only	9/9/2022
Mixed	OH	128,812	36,603	36,603	9.50%	N/A	Interest Only	12/1/2023
Multi-Family	NY	330,081	40,053	40,053	LIBOR+7.81%	N/A	Interest Only	10/1/2020
Multi-Family	NY	330,081	56,347	56,347	LIBOR+6.91%	N/A	Interest Only	10/1/2020
Office	LA	61,923	8,700	8,700	10.75%	N/A	Interest Only	10/1/2023
Office	Various	25,998	1,488	1,488	LIBOR+7.50%	0.25%	Interest Only	1/20/2019
Office	TX	50,420	7,000	3,504	10.10%	N/A	Interest Only	12/1/2024
Office	CA	208,708	44,531	44,531	LIBOR+4.81%	N/A	Interest Only	1/2/2021
Office	CA	208,708	20,498	20,498	LIBOR+6.54%	N/A	Interest Only	1/2/2021
Office	FL	—	16,418	16,312	LIBOR+3.30%	1.90%	Interest Only	5/9/2023
Office	CA	75,000	20,000	19,925	LIBOR+7.75%	N/A	Interest Only	4/3/2023
Office	TX	—	18,842	18,643	LIBOR+3.75%	1.25%	Interest Only	8/9/2023
Retail	MA	63,218	10,000	10,000	10.14%	N/A	Interest Only	9/6/2023
Retail	DC	—	16,775	16,719	LIBOR+4.95%	N/A	Interest Only	1/9/2022
Retail	CO	—	9,000	8,920	LIBOR+5.00%	1.20%	Interest Only	10/1/2022
First mortgages
Hotel	NY	$—	$55,000	$54,863	LIBOR+4.50%	0.85%	Interest Only	8/9/2022
Hotel	IL	—	30,500	30,263	LIBOR+3.65%	1.60%	Interest Only	6/9/2023
Hotel	TX	—	28,400	27,969	LIBOR+3.75%	2.00%	Interest Only	10/9/2023
Industrial	TN	—	21,250	21,061	LIBOR+3.00%	2.00%	Interest Only	9/1/2023
Multi-Family	TX	—	15,031	15,025	4.45%	N/A	Amortizing	10/1/2020
Multi-Family	NC	—	36,689	36,657	4.25%	N/A	Amortizing	11/1/2020
Multi-Family	TX	—	33,000	32,789	LIBOR+3.25%	1.25%	Interest Only	12/9/2022
Multi-Family	LA	—	65,740	65,302	LIBOR+3.25%	1.50%	Interest Only	5/9/2023
Multi-Family	TX	—	45,000	44,700	LIBOR+3.25%	1.50%	Interest Only	6/9/2023
Office	NJ	—	64,390	64,390	LIBOR+4.50%	0.25%	Interest Only	11/8/2019
Office	VA	—	41,000	41,000	LIBOR+3.80%	0.20%	Interest Only	12/9/2020
Office	FL	—	52,000	51,709	LIBOR+3.30%	1.90%	Interest Only	5/9/2023
Office	CO	—	9,589	9,045	LIBOR+3.60%	1.00%	Interest Only	8/9/2022
Office	AZ	—	26,751	26,528	LIBOR+3.90%	1.25%	Interest Only	2/9/2023
Office	VA	—	31,126	30,729	LIBOR+4.00%	1.25%	Interest Only	4/9/2023
Office	CA	—	45,966	45,369	LIBOR+3.25%	1.00%	Interest Only	5/9/2023
Office	VA	—	43,100	42,729	LIBOR+2.80%	1.90%	Amortizing	8/9/2021
Office	TX	—	137,929	136,471	LIBOR+3.75%	1.25%	Interest Only	8/9/2023
Office	CA	—	17,000	16,768	LIBOR+3.50%	2.00%	Interest Only	11/9/2023
Office	CA	—	37,750	37,303	LIBOR+3.25%	2.00%	Interest Only	12/5/2023
Retail	DC	—	50,325	50,157	LIBOR+4.95%	N/A	Interest Only	1/9/2022
Retail	CO	—	21,000	20,930	LIBOR+5.00%	1.20%	Interest Only	10/1/2022
Retail	TN	—	37,528	37,261	LIBOR+4.50%	1.20%	Interest Only	11/6/2022
Retail	DC	—	42,184	42,184	7.50%	N/A	Amortizing	5/10/2023
First mortgages held for sale
Retail	DC	—	42,184	42,184	7.50%	N/A	Amortizing	5/10/2023
			$1,350,095	$1,338,987

(1)	Represents third-party priority liens.

(2)	LIBOR represents the one month London Interbank Offer Rate.

(3)	Assumes all extension options are exercised.

     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 14, 2019	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Kevin G. Keyes Kevin G. Keyes	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	February 14, 2019
/s/ Glenn A. Votek Glenn A. Votek	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 14, 2019
/s/ Francine J. Bovich Francine J. Bovich	Director	February 14, 2019
/s/ Kevin P. Brady Kevin P. Brady	Director	February 14, 2019
/s/ Wellington J. Denahan Wellington J. Denahan	Director	February 14, 2019
/s/ Katherine Beirne Fallon Katherine Beirne Fallon	Director	February 14, 2019
/s/ Jonathan D. Green Jonathan D. Green	Director	February 14, 2019
/ s/ Michael E. Haylon Michael E. Haylon	Director	February 14, 2019
/s/ E. Wayne Nordberg E. Wayne Nordberg	Director	February 14, 2019
/s/ John H. Schaefer John H. Schaefer	Director	February 14, 2019
/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 14, 2019
/s/ Vicki Williams Vicki Williams	Director	February 14, 2019
Kathy Hopinkah Hannan	Director	February 14, 2019

II-1