Form 10-Q
period 2019-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2019-05-03
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NLY	New York Stock Exchange
7.625% Series C Cumulative Redeemable Preferred Stock	NLY.C	New York Stock Exchange
7.50% Series D Cumulative Redeemable Preferred Stock	NLY.D	New York Stock Exchange
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.F	New York Stock Exchange
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.G	New York Stock Exchange
8.125% Series H Cumulative Redeemable Preferred Stock	NLY.H	New York Stock Exchange

The number of shares of the registrant’s Common Stock outstanding on April 30, 2019 was 1,456,197,143.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2019 (Unaudited) and December 31, 2018 (Derived from the audited consolidated financial statements at December 31, 2018)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2019 and 2018	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2019 and 2018	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	18
Note 8. Variable Interest Entities	18
Note 9. Real Estate	22
Note 10. Derivative Instruments	23
Note 11. Fair Value Measurements	28
Note 12. Goodwill and Intangible Assets	31
Note 13. Secured Financing	32
Note 14. Capital Stock	35
Note 15. Interest Income and Interest Expense	37
Note 16. Net Income (Loss) per Common Share	38
Note 17. Income Taxes	38
Note 18. Risk Management	39
Note 19. Related Party Transactions	39
Note 20. Lease Commitments and Contingencies	40
Note 21. Arcola Regulatory Requirements	41
Note 22. Acquisition of MTGE Investment Corp.	42
Note 23. Subsequent Events	43
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Special Note Regarding Forward-Looking Statements	44
Overview	46
Business Environment	46
Results of Operations	47
Financial Condition	55
Capital Management	59
Risk Management	61
Critical Accounting Policies and Estimates	69
Glossary of Terms	71
Item 3. Quantitative and Qualitative Disclosures about Market Risk	79
Item 4. Controls and Procedures	79
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	80
Item 1A. Risk Factors	80
Item 6. Exhibits	80
SIGNATURES	82

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2019	2018 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,338,507 and $1,581,775, respectively) (2)	$1,522,605	$1,735,749
Securities (includes pledged assets of $95,845,559 and $87,193,316, respectively) (3)	104,993,271	92,623,788
Loans, net (includes pledged assets of $2,243,369 and $2,997,051, respectively) (4)	3,879,324	4,585,975
Mortgage servicing rights (includes pledged assets of $3,260 and $3,616, respectively)	500,745	557,813
Assets transferred or pledged to securitization vehicles	4,365,300	3,833,200
Real estate, net	734,239	739,473
Derivative assets	148,178	200,503
Reverse repurchase agreements	523,449	650,040
Receivable for unsettled trades	1,574,251	68,779
Interest receivable	390,930	357,365
Goodwill and intangible assets, net	98,551	100,854
Other assets	441,706	333,988
Total assets	$119,172,549	$105,787,527
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$88,554,170	$81,115,874
Other secured financing	4,144,623	4,183,311
Debt issued by securitization vehicles	3,693,766	3,347,062
Mortgages payable	510,386	511,056
Derivative liabilities	775,980	889,750
Payable for unsettled trades	4,763,376	583,036
Interest payable	424,391	570,928
Dividends payable	434,431	394,129
Other liabilities	89,982	74,580
Total liabilities	103,391,105	91,669,726
Stockholders’ equity
Preferred stock, par value $0.01 per share, 75,950,000 authorized, 73,400,00 issued and outstanding	1,778,168	1,778,168
Common stock, par value $0.01 per share, 1,924,050,000 authorized, 1,448,103,248 and 1,313,763,450 issued and outstanding, respectively	14,481	13,138
Additional paid-in capital	20,112,875	18,794,331
Accumulated other comprehensive income (loss)	(319,376)	(1,979,865)
Accumulated deficit	(5,809,931)	(4,493,660)
Total stockholders’ equity	15,776,217	14,112,112
Noncontrolling interests	5,227	5,689
Total equity	15,781,444	14,117,801
Total liabilities and equity	$119,172,549	$105,787,527

(1)	Derived from the audited consolidated financial statements at December 31, 2018.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $40.7 million and $30.4 million at March 31, 2019 and December 31, 2018, respectively.

(3)
Excludes $273.4 million and $83.6 million at March 31, 2019 and December 31, 2018, respectively, of non-Agency mortgage-backed securities and $246.6 million and $224.3 million at March 31, 2019 and December 31, 2018, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)
Includes $101.3 million and $97.5 million of residential mortgage loans held for sale, $42.0 million and $42.2 million of commercial mortgage loans held for sale and $44.5 million and $0 of corporate loans held for sale at March 31, 2019 and December 31, 2018, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2019	2018
Net interest income
Interest income	$866,186	$879,487
Interest expense	647,695	367,421
Net interest income	218,491	512,066
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	134,035	(48,160)
Realized gains (losses) on termination or maturity of interest rate swaps	(588,256)	834
Unrealized gains (losses) on interest rate swaps	(390,556)	977,285
Subtotal	(844,777)	929,959
Net gains (losses) on disposal of investments	(93,916)	13,468
Net gains (losses) on other derivatives	(115,159)	(47,145)
Net unrealized gains (losses) on instruments measured at fair value through earnings	47,629	(51,593)
Loan loss provision	(5,703)	—
Subtotal	(167,149)	(85,270)
Total realized and unrealized gains (losses)	(1,011,926)	844,689
Other income (loss)	30,502	34,023
General and administrative expenses
Compensation and management fee	44,833	44,529
Other general and administrative expenses	38,904	17,981
Total general and administrative expenses	83,737	62,510
Income (loss) before income taxes	(846,670)	1,328,268
Income taxes	2,581	564
Net income (loss)	(849,251)	1,327,704
Net income (loss) attributable to noncontrolling interests	(101)	(96)
Net income (loss) attributable to Annaly	(849,150)	1,327,800
Dividends on preferred stock	32,494	33,766
Net income (loss) available (related) to common stockholders	$(881,644)	$1,294,034
Net income (loss) per share available (related) to common stockholders
Basic	$(0.63)	$1.12
Diluted	$(0.63)	$1.12
Weighted average number of common shares outstanding
Basic	1,398,614,205	1,159,617,848
Diluted	1,398,614,205	1,160,103,185
Other comprehensive income (loss)
Net income (loss)	$(849,251)	$1,327,704
Unrealized gains (losses) on available-for-sale securities	1,599,398	(1,879,479)
Reclassification adjustment for net (gains) losses included in net income (loss)	61,091	5,419
Other comprehensive income (loss)	1,660,489	(1,874,060)
Comprehensive income (loss)	811,238	(546,356)
Comprehensive income (loss) attributable to noncontrolling interests	(101)	(96)
Comprehensive income (loss) attributable to Annaly	811,339	(546,260)
Dividends on preferred stock	32,494	33,766
Comprehensive income (loss) attributable to common stockholders	$778,845	$(580,026)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2019	2018
Preferred stock
Beginning of period	$1,778,168	$1,720,381
Issuance	—	411,335
Redemption	—	(408,548)
End of period	$1,778,168	$1,723,168
Common stock
Beginning of period	$13,138	$11,596
Issuance	1,342	—
Direct purchase and dividend reinvestment	1	1
End of period	$14,481	$11,597
Additional paid-in capital
Beginning of period	$18,794,331	$17,221,265
Stock compensation expense	178	133
Issuance	1,317,475	—
Redemption of preferred stock	—	(3,952)
Direct purchase and dividend reinvestment	891	745
End of period	$20,112,875	$17,218,191
Accumulated other comprehensive income (loss)
Beginning of period	$(1,979,865)	$(1,126,020)
Unrealized gains (losses) on available-for-sale securities	1,599,398	(1,879,479)
Reclassification adjustment for net gains (losses) included in net income (loss)	61,091	5,419
End of period	$(319,376)	$(3,000,080)
Accumulated deficit
Beginning of period	$(4,493,660)	$(2,961,749)
Net income (loss) attributable to Annaly	(849,150)	1,327,800
Dividends declared on preferred stock (1)	(32,494)	(33,766)
Dividends and dividend equivalents declared on common stock and share-based awards (1)	(434,627)	(347,897)
End of period	$(5,809,931)	$(2,015,612)
Total stockholder’s equity	$15,776,217	$13,937,264
Noncontrolling interests
Beginning of period	$5,689	$6,100
Net income (loss) attributable to noncontrolling interests	(101)	(96)
Equity contributions from (distributions to) noncontrolling interests	(361)	(333)
End of period	$5,227	$5,671
Total equity	$15,781,444	$13,942,935
(1) See Note titled “Capital Stock” for dividends per share for each class of shares.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(849,251)	$1,327,704
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	246,150	92,976
Amortization of securitized debt premiums and discounts and deferred financing costs	(3,627)	408
Depreciation, amortization and other noncash expenses	7,072	5,822
Net (gains) losses on disposals of investments	93,916	(13,468)
Net (gains) losses on investments and derivatives	458,086	(878,547)
Income from unconsolidated joint ventures	1,960	618
Loan loss provision	5,703	—
Payments on purchases of loans held for sale	(49,070)	(37,190)
Proceeds from sales and repayments of loans held for sale	44,817	30,178
Net receipts (payments) on derivatives	(633,221)	951,021
Net change in
Other assets	(107,040)	(42,361)
Interest receivable	(29,491)	(2,963)
Interest payable	(146,537)	31,628
Other liabilities	18,436	(132,910)
Net cash provided by (used in) operating activities	(942,097)	1,332,916
Cash flows from investing activities
Payments on purchases of residential securities	(18,374,100)	(3,718,947)
Proceeds from sales of residential securities	7,822,334	463,214
Principal payments on residential securities	2,343,383	2,696,245
Payments on purchases of MSRs	—	(249)
Payments on purchases of corporate debt	(125,351)	(230,103)
Proceeds from sales of corporate debt	179,112	—
Principal payments on corporate debt	33,545	92,820
Originations and purchases of commercial real estate investments	(269,489)	(91,647)
Proceeds from sales of commercial real estate investments	41,013	9,556
Principal repayments on commercial real estate investments	578,031	130,555
Proceeds from sales of real estate	6,661	—
Proceeds from reverse repurchase agreements	28,107,306	20,050,112
Payments on reverse repurchase agreements	(27,980,715)	(20,250,571)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	241	2,813
Payments on purchases of residential mortgage loans held for investment	(373,745)	(167,124)
Proceeds from repayments of residential mortgage loans held for investment	107,783	67,384
Net cash provided by (used in) investing activities	(7,903,991)	(945,942)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,411,469,975	1,299,589,620
Principal payments on repurchase agreements and other secured financing	(1,404,070,367)	(1,299,277,944)
Proceeds from issuances of securitized debt	905,265	279,203
Principal repayments on securitized debt	(561,955)	(317,773)
Payment of deferred financing cost	(1,781)	—
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,319,709	412,081
Redemptions of preferred stock	—	(412,500)
Principal payments on mortgages payable	(722)	—
Net contributions (distributions) from (to) noncontrolling interests	(361)	(333)
Dividends paid	(426,819)	(381,642)
Net cash provided by (used in) financing activities	8,632,944	(109,288)
Net (decrease) increase in cash and cash equivalents	$(213,144)	$277,686
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,735,749	706,589
Cash and cash equivalents including cash pledged as collateral, end of period	$1,522,605	$984,275
Supplemental disclosure of cash flow information
Interest received	$1,079,294	$1,017,534
Dividends received	$2,116	$1,650
Interest paid (excluding interest paid on interest rate swaps)	$633,805	$320,988
Net interest paid on interest rate swaps	$34,663	$39,206
Taxes received (paid)	$(30)	$2
Noncash investing activities
Receivable for unsettled trades	$1,574,251	$45,126
Payable for unsettled trades	$4,763,376	$91,327
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,660,489	$(1,874,060)
Noncash financing activities
Dividends declared, not yet paid	$434,431	$347,897
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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). The consolidated financial information as of December 31, 2018 has been derived from audited consolidated financial statements included in the Company’s 2018 Form 10-K.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.3 billion and $1.6 billion at March 31, 2019 and December 31, 2018.
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
Interest Income - The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the financial instruments and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than multifamily securities), taking into account

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
Standards that are not yet adopted
ASU 2016-13 Financial instruments - Credit losses (Topic 326): Measurement of credit losses on financial instruments
This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings.  The amendments affect certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities.
January 1, 2020 (early adoption permitted)
The Company plans to adopt the new standard on its effective date. While the Company is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. The Company has decided to apply a probability of default methodology to loans that will be impacted by the adoption and is continuing to assess the impact on the consolidated financial statements and determine appropriate internal controls and financial statement disclosures. Further, based on the amended guidance for available-for-sale debt securities, the Company:

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
January 1, 2018
As a result of adopting this standard, the Company reclassified its cash flows on reverse repurchase and repurchase agreements entered into by Arcola Securities, Inc. (“Arcola”) from operating activities to investing and financing activities, respectively, in the Consolidated Statements of Cash Flows. The Company applied the retrospective transition method, which resulted in reclassification of comparative periods.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2019 and December 31, 2018.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2019	December 31, 2018
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$102,222,237	$89,840,322
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	871,289	912,673
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	607,945	552,097
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,116,569	1,161,938
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	96,566	138,242
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	78,665	18,516
Total securities			104,993,271	92,623,788
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,311,720	1,359,806
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	722,962	1,296,803
Loans, net	Commercial loans held for sale, net	Lower of amortized cost or fair value	42,035	42,184
Loans, net	Corporate debt	Amortized cost	1,758,082	1,887,182
Loans, net	Corporate debt held for sale, net	Lower of amortized cost or fair value	44,525	—
Total loans, net			3,879,324	4,585,975
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,425,668	1,094,831
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,939,632	2,738,369
Total assets transferred or pledged to securitization vehicles			4,365,300	3,833,200
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	523,449	650,040
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	88,554,170	81,115,874
Other secured financing	Loans	Amortized cost	4,144,623	4,183,311
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,693,766	3,347,062
Mortgages payable	Loans	Amortized cost	510,386	511,056
(1)     Receivable for unsettled trades, Interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
(2)     Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3)     Includes interest-only securities and reverse mortgages.
(4)     Includes conduit CMBS.

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
When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three months ended March 31, 2019 and 2018.
Agency Mortgage-Backed Securities - The Company invests in mortgage pass-through certificates, collateralized mortgage obligations and other MBS representing interests in or obligations backed by pools of residential or multifamily mortgage loans and certificates. Many of the underlying loans and certificates are guaranteed by the Government National Mortgage Association (“Ginnie Mae”), the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”) (collectively, “Agency mortgage-backed securities”).
Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). TBA securities without intent to accept delivery (“TBA derivatives”), are accounted for as derivatives as discussed in the “Derivative Instruments” Note.
CRT Securities - CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third party market participants. CRT securities are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors.
Non-Agency Mortgage-Backed Securities- The Company invests in non-Agency mortgage-backed securities such as those issued in prime loan, Alt-A loan, subprime loan, non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.
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
The following represents a rollforward of the activity for the Company’s securities:

March 31, 2019
	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1	$92,467,030	$156,758	$92,623,788
Purchases	23,649,271	98,633	23,747,904
Sales	(10,456,466)	(39,834)	(10,496,300)
Principal paydowns	(2,343,260)	(42,859)	(2,386,119)
Amortization / accretion	(247,447)	78	(247,369)
Fair value adjustment	1,748,912	2,455	1,751,367
Ending balance March 31	$104,818,040	$175,231	$104,993,271

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$92,064,633	$4,060,260	$(41,614)	$96,083,279	$789,557	$(1,118,629)	$95,754,207
Adjustable-rate pass-through	4,046,258	204,672	(1,317)	4,249,613	7,395	(104,972)	4,152,036
CMO	10,699	50	—	10,749	199	—	10,948
Interest-only	5,522,373	1,070,160	—	1,070,160	1,900	(239,282)	832,778
Multifamily	2,186,848	18,783	(5,249)	2,200,382	104,664	—	2,305,046
Reverse mortgages	34,415	4,031	—	38,446	68	(3)	38,511
Total agency securities	$103,865,226	$5,357,956	$(48,180)	$103,652,629	$903,783	$(1,462,886)	$103,093,526
Residential credit
CRT	$593,949	$24,891	$(16,883)	$601,957	$9,488	$(3,500)	$607,945
Alt-A	215,630	374	(30,467)	185,537	12,926	(95)	198,368
Prime	312,534	2,205	(21,319)	293,420	16,786	(179)	310,027
Subprime	393,362	1,480	(61,911)	332,931	38,800	(446)	371,285
NPL/RPL	3,431	—	(22)	3,409	27	—	3,436
Prime jumbo (>=2010 vintage)	220,289	1,070	(4,626)	216,733	3,004	(915)	218,822
Prime jumbo (>=2010 vintage) Interest-only	837,030	12,445	—	12,445	2,517	(331)	14,631
Total residential credit securities	$2,576,225	$42,465	$(135,228)	$1,646,432	$83,548	$(5,466)	$1,724,514
Total residential securities	$106,441,451	$5,400,421	$(183,408)	$105,299,061	$987,331	$(1,468,352)	$104,818,040
Commercial
Commercial securities	$180,992	$497	$(9,513)	$171,976	$3,546	$(291)	$175,231
Total securities	$106,622,443	$5,400,918	$(192,921)	$105,471,037	$990,877	$(1,468,643)	$104,993,271

	December 31, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,144,650	$3,810,808	$(36,987)	$84,918,471	$264,443	$(2,130,362)	$83,052,552
Adjustable-rate pass-through	4,835,983	247,981	(1,337)	5,082,627	7,127	(151,770)	4,937,984
CMO	11,113	53	—	11,166	55	—	11,221
Interest-only	6,007,008	1,179,855	—	1,179,855	1,446	(307,412)	873,889
Multifamily	1,802,292	12,329	(5,332)	1,809,289	32,753	(3,477)	1,838,565
Reverse mortgages	34,650	4,175	—	38,825	69	(110)	38,784
Total agency investments	$93,835,696	$5,255,201	$(43,656)	$93,040,233	$305,893	$(2,593,131)	$90,752,995
Residential credit
CRT	$542,374	$28,444	$(15,466)	$555,352	$7,879	$(11,134)	$552,097
Alt-A	202,889	349	(31,238)	172,000	10,559	(198)	182,361
Prime	353,108	2,040	(23,153)	331,995	12,821	(830)	343,986
Subprime	423,166	1,776	(65,005)	359,937	35,278	(594)	394,621
NPL/RPL	3,431	—	(30)	3,401	37	—	3,438
Prime jumbo (>=2010 vintage)	225,567	1,087	(4,691)	221,963	1,439	(2,744)	220,658
Prime jumbo (>=2010 vintage) Interest-only	860,085	12,820	—	12,820	4,054	—	16,874
Total residential credit securities	$2,610,620	$46,516	$(139,583)	$1,657,468	$72,067	$(15,500)	$1,714,035
Total residential securities	$96,446,316	$5,301,717	$(183,239)	$94,697,701	$377,960	$(2,608,631)	$92,467,030
Commercial
Commercial securities	$155,921	$9,778	$(9,740)	$155,959	$1,659	$(860)	$156,758
Total securities	$96,602,237	$5,311,495	$(192,979)	$94,853,660	$379,619	$(2,609,491)	$92,623,788

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Investment Type	(dollars in thousands)
Fannie Mae	$66,385,692	$60,270,432
Freddie Mac	36,564,254	30,397,556
Ginnie Mae	143,580	85,007
Total	$103,093,526	$90,752,995
Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at March 31, 2019 and December 31, 2018, according to their estimated weighted average life classifications:

	March 31, 2019		December 31, 2018
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$13,863	$14,032	$13,447	$13,670
Greater than one year through five years	16,081,685	16,091,945	11,710,172	11,928,973
Greater than five years through ten years	87,693,108	88,181,059	80,202,479	82,218,464
Greater than ten years	1,029,384	1,012,025	540,932	536,594
Total	$104,818,040	$105,299,061	$92,467,030	$94,697,701
The estimated weighted average lives of the Residential Securities at March 31, 2019 and December 31, 2018 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$12,188,284	$(197,039)	89	$22,418,036	$(432,352)	713
12 Months or more	42,463,903	(1,026,562)	1,513	43,134,843	(1,853,257)	1,476
Total	$54,652,187	$(1,223,601)	1,602	$65,552,879	$(2,285,609)	2,189
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
During the three months ended March 31, 2019 and 2018, the Company disposed of $10.5 billion and $463.4 million of Residential Securities, resulting in net realized gains (losses) of ($92.5) million and $13.0 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of March 31, 2019, the Company reported $1.3 billion of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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
Allowance for Losses – The Company evaluates the need for a loss reserve on its loans. A provision for loan losses may be established when it is probable the Company will not collect amounts contractually due or all amounts previously estimated to be collectible. Management assesses the credit quality of the portfolio and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. Significant judgment is required in this analysis. Depending on the expected recovery of its investment, the Company considers the estimated net recoverable value of the loans as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive landscape where the borrower conducts business. To determine if loan loss allowances are required on investments in corporate debt, the Company reviews the monthly and/or quarterly financial statements of the borrowers, verifies loan compliance packages, if applicable, and analyzes current results relative to budgets and sensitivities performed at inception of the investment.  Because these determinations are based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the reporting date.
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
Management generally reviews the most recent financial information produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s commercial real estate loans and preferred equity interests (“CRE Debt and Preferred Equity Investments”), and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan, economic trends (both macro and those affecting the property specifically), and the supply and demand of competing projects in the sub-market in which each subject property is located.  Management monitors the financial condition and operating results of its borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.
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
For the three months ended March 31, 2019, the Company recorded a loan loss provision of $5.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

As of March 31, 2019 and December 31, 2018, the Company’s loan loss provision was $9.2 million and $3.5 million, respectively. There was no provision for loan loss recorded as of and for three months ended March 31, 2018.
The following table presents the activity of the Company’s loan investments, including loans held for sale, for the three months ended March 31, 2019:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$1,359,806	$1,338,987	$1,887,182	$4,585,975
Purchases	425,488	165,258	125,351	716,097
Sales and transfers (1)	(444,963)	(733,922)	(179,112)	(1,357,997)
Principal Payments	(32,676)	(534)	(33,545)	(66,755)
Gains / (losses)	4,460	(5,703)	—	(1,243)
Amortization / accretion	(395)	911	2,731	3,247
Ending balance March 31, 2019	$1,311,720	$764,997	$1,802,607	$3,879,324
(1) Includes securitizations, syndications and transfers to securitization vehicles.

The carrying value of the Company’s residential loans held for sale was $101.3 million and $97.5 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of the Company’s commercial loans held for sale was $42.0 million and $42.2 million at March 31, 2019 and December 31, 2018, respectively. The carrying value of the Company’s corporate loans held for sale was $44.5 million at March 31, 2019.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$2,737,388	$2,454,637
Unpaid principal balance	$2,686,557	$2,425,657

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (loss) for the three months ended March 31, 2019 and 2018 for these investments:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Interest income	$29,991	$13,495
Net gains (losses) on disposal of investments	(5,223)	(1,758)
Net unrealized gains (losses) on instruments measured at fair value through earnings	17,821	(9,864)
Total included in net income (loss)	$42,589	$1,873

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2019 and December 31, 2018 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2019		December 31, 2018
Property location	% of Balance	Property location	% of Balance
California	54.2%	California	53.7%
Florida	6.7%	Florida	7.1%
New York	6.1%	New York	6.6%
All other (none individually greater than 5%)	33.0%	All other (none individually greater than 5%)	32.6%
Total	100.0%		100.0%
The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$457	$0 - $3,500	$457
Interest rate	2.00% - 9.25%	4.85%	2.00% - 7.75%	4.72%
Maturity	1/1/2028 - 1/1/2059	6/24/2046	1/1/2028 - 11/1/2058	1/11/2046
FICO score at loan origination	505 - 823	752	505 - 823	752
Loan-to-value ratio at loan origination	8% - 111%	68%	8% - 111%	68%
At March 31, 2019 and December 31, 2018, approximately 45% and 47%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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
At March 31, 2019, and December 31, 2018, approximately 90% and 88%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.
At March 31, 2019 and December 31, 2018, commercial real estate investments held for investment were comprised of the following:

	March 31, 2019			December 31, 2018
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$405,968	$403,497	27.6%	$988,248	$981,202	75.6%
Senior securitized mortgages (3)	739,058	733,864	50.1%	—	—	—%
Mezzanine loans	329,262	319,465	22.3%	319,663	315,601	24.4%
Total	$1,474,288	$1,456,826	100.0%	$1,307,911	$1,296,803	100.0%

(1)	Carrying value includes unamortized origination fees of $8.3 million and $7.6 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Based on outstanding principal.

(3)	Assets of consolidated VIEs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at March 31, 2019 and December 31, 2018:

March 31, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	148,341	739,058	18,274	905,673
Principal payments	(385)	—	—	(385)
Transfers	(730,235)	—	(8,675)	(738,910)
Net (increase) decrease in origination fees	3,815	(5,488)	(184)	(1,857)
Amortization of net origination fees	759	294	152	1,205
Allowance for loan losses	—	—	(5,703)	(5,703)
Net carrying value (March 31, 2019)	$403,497	$733,864	$319,465	$1,456,826

December 31, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Net carrying value (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	575,953	52,224	—	628,177
Principal payments	(216,849)	(127,575)	(9,000)	(353,424)
Net (increase) decrease in origination fees	(6,624)	(370)	—	(6,994)
Amortization of net origination fees	2,822	376	15	3,213
Allowance for loan losses	—	(3,496)	—	(3,496)
Net carrying value (December 31, 2018)	$981,202	$315,601	$—	$1,296,803

(1)	Assets of consolidated VIEs.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of March 31, 2019 and December 31, 2018.

March 31, 2019
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss	Total
(dollars in thousands)
Senior mortgages	$405,968	27.6%	$276,479	$65,099	$—	$64,390	$—	$—	$405,968
Senior securitized mortgages (3)	739,058	50.1%	466,258	217,800	55,000	—	—	—	739,058
Mezzanine loans	329,262	22.3%	139,721	49,538	96,400	—	43,603	—	329,262
Total	$1,474,288	100.0%	$882,458	$332,437	$151,400	$64,390	$43,603	—	$1,474,288

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2018
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss	Total
(dollars in thousands)
Senior mortgages	$988,248	75.6%	$653,066	$215,792	$55,000	$64,390	$—	$—	$988,248
Mezzanine loans	319,663	24.4%	140,776	38,884	96,400	36,603	7,000	—	319,663
Total	$1,307,911	100.0%	$793,842	$254,676	$151,400	$100,993	$7,000	$—	$1,307,911

(1)
The Company rated one loan as of March 31, 2019 and two loans as of December 31, 2018 as Substandard. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

(2)
The Company rated two loans as Doubtful and evaluated for impairment for which a loan loss allowance of $5.7 million was recognized for the three months ended March 31, 2019. The Company rated one loan as Doubtful and evaluated for impairment for which a loan loss allowance of $3.5 million was recognized for the three months ended December 31, 2018.

(3)	Assets of consolidated VIEs.

Corporate Debt
The Company’s investments in corporate loans typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of five to seven years. In connection with these senior secured loans the Company receives a security interest in certain assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at March 31, 2019 and December 31, 2018 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	March 31, 2019			December 31, 2018
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and parts	$—	$41,394	$41,394	$—	$41,342	$41,342
Arrangement of transportation of freight & cargo	—	21,715	21,715	—	21,632	21,632
Coating, engraving and allied services	—	54,532	54,532	—	57,223	57,223
Computer programming, data processing & other computer related services	—	282,060	282,060	—	242,185	242,185
Drugs	—	35,926	35,926	—	35,882	35,882
Electrical work	—	41,598	41,598	—	41,760	41,760
Electronic components & accessories	—	24,083	24,083	—	24,059	24,059
Engineering, architectural & surveying	—	109,823	109,823	—	80,748	80,748
Grocery stores	—	23,394	23,394	—	23,431	23,431
Insurance agents, brokers and services	—	48,661	48,661	—	48,942	48,942
Mailing, reproduction, commercial art and photography, and stenographic	—	14,819	14,819	—	14,843	14,843
Management and public relations services	—	312,807	312,807	—	487,046	487,046
Medical and dental laboratories	—	26,811	26,811	—	26,858	26,858
Metal cans & shipping containers	—	118,385	118,385	—	118,248	118,248
Miscellaneous business services	—	19,581	19,581	—	19,622	19,622
Miscellaneous equipment rental and leasing	—	49,674	49,674	—	49,552	49,552
Miscellaneous health and allied services, not elsewhere classified	—	69,217	69,217	—	56,003	56,003
Miscellaneous plastic products	—	10,037	10,037	—	9,953	9,953
Motor vehicles and motor vehicle equipment	—	16,417	16,417	—	16,563	16,563
Motor vehicles and motor vehicle parts and supplies	—	28,984	28,984	—	29,046	29,046
Nonferrous foundries (castings)	—	12,933	12,933	—	12,948	12,948
Offices and clinics of doctors of medicine	—	97,841	97,841	—	97,877	97,877
Offices of clinics and other health practitioners	—	21,051	21,051	—	21,100	21,100
Public warehousing and storage	—	97,245	97,245	—	84,278	84,278
Research, development and testing services	—	45,676	45,676	—	33,381	33,381
Schools and educational services, not elsewhere classified	—	19,809	19,809	—	19,805	19,805
Services allied with the exchange of securities	—	—	—	—	14,877	14,877
Surgical, medical, and dental instruments and supplies	—	96,768	96,768	—	96,607	96,607
Telephone communications	—	61,366	61,366	—	61,371	61,371
Total	$—	$1,802,607	$1,802,607	$—	$1,887,182	$1,887,182

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
First lien loans	$1,232,524	$1,346,356
Second lien loans	570,083	540,826
Total	$1,802,607	$1,887,182

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in an entity that invests in MSRs; refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
The following table presents activity related to MSRs for three months ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
	(dollars in thousands)
Fair value, beginning of period	$557,813	$580,860
Change in fair value due to
Changes in valuation inputs or assumptions (1)	(43,089)	36,674
Other changes, including realization of expected cash flows	(13,979)	(21,156)
Fair value, end of period	$500,745	$596,378
(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three months ended March 31, 2019 and 2018, the Company recognized $27.8 million and $28.5 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.2 billion at March 31, 2019.  At March 31, 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at March 31, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
In February 2019, the Company closed NLY 2019-FL2 a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of March 31, 2019 a total of $629.0 million of notes were held by third parties and the Company retained or purchased $228.5 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

that were expensed as incurred during the three months ended March 31, 2019. The aggregate unpaid principal balance of loans in the CLO was $739.1 million at March 31, 2019 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at March 31, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $628.9 million at March 31, 2019.
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $82.8 million at March 31, 2019.
In March 2018, the Company closed OBX 2018-1, with a face value of $327.5 million. In July 2018, the Company closed OBX 2018-EXP1 with a face value of 383.4 million. In October 2018, the Company closed OBX 2018-EXP2 with a face value of $384.0 million. In January 2019, the Company closed OBX 2019-INV1, with a face value of $394.0 million. The OBX 2018-1 Trust, the OBX 2018-EXP1 Trust, the OBX 2018-EXP2 Trust and the OBX 2019-INV1 Trust are referred to collectively as the “OBX Trusts”. These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. As of March 31, 2019, a total of $966.4 million of bonds were held by third parties and the Company retained $363.0 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $1.7 million and $1.5 million of costs in connection with these securitizations that were expensed as incurred during the three months ended March 31, 2019 and 2018, respectively. The contractual principal amount of the OBX Trusts’ debt held by third parties was $963.4 million at March 31, 2019.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2019, the borrowing limit on this facility was $400.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $555.4 million at March 31, 2019. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At March 31, 2019, the subsidiary had an intercompany receivable of $350.1 million, which eliminates upon consolidation and an Other secured financing of $350.1 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a $150.0 million credit facility with a third party financial institution. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $233.8 million at March 31, 2019, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition in Loans. At March 31, 2019, the subsidiary had an Other secured financing of $148.5 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $200.0 million credit facility with a third party financial institution. As of March 31, 2019, the Borrower had not drawn on the credit facility.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.1 billion at March 31, 2019. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, credit facility VIEs and OBX Trusts as the transfers of loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018 are as follows:

March 31, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$40,714
Loans	—	—	101,344
Assets transferred or pledged to securitization vehicles	2,205,768	101,994	—
Mortgage servicing rights	—	—	500,744
Interest receivable	11,269	540	—
Derivative assets	—	—	15
Other assets	—	—	27,290
Total assets	$2,217,037	$102,534	$670,107
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,016,202	$82,220	$—
Other secured financing	—	—	57,667
Payable for unsettled trades	—	—	15,924
Interest payable	4,334	196	—
Other liabilities	—	179	1,736
Total liabilities	$2,020,536	$82,595	$75,327

December 31, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$30,444
Loans	—	—	97,464
Assets transferred or pledged to securitization vehicles	2,738,369	105,003	—
Mortgage servicing rights	—	—	557,813
Interest receivable	11,451	539	—
Other assets	—	4	28,756
Total assets	$2,749,820	$105,546	$714,477
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,509,264	$71,324	$—
Other secured financing	—	—	68,385
Interest payable	4,594	238	—
Other liabilities	—	—	1,975
Total liabilities	$2,513,858	$71,562	$70,360

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs, OBX Trusts and CLO, at March 31, 2019 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$546,190	17.9%	California	$45,023	44.5%
California	461,478	15.1%	Texas	13,261	13.1%
Maryland	407,266	13.4%	Washington	7,466	7.4%
Virginia	349,921	11.5%	Illinois	7,197	7.1%
Pennsylvania	280,201	9.2%	Florida	5,165	5.1%
Other (1)	1,005,457	32.9%	Other (1)	23,155	22.8%
Total	$3,050,513	100.0%		$101,267	100.0%

(1)	No individual state greater than 5%.

9. REAL ESTATE

Real estate investments are carried at historical cost less accumulated depreciation. Historical cost includes all costs necessary to bring the asset to the condition and location necessary for its intended use, including financing during the construction period.  Costs directly related to acquisitions deemed to be business combinations are expensed. Ordinary repairs and maintenance are expensed as incurred. Major replacements and improvements that extend the useful life of the asset are capitalized and depreciated over their useful life.
Real estate investments are depreciated using the straight-line method over the estimated useful lives of the assets, summarized as follows:

Category	Term
Building and building improvements	1 - 44 years
Furniture and fixtures	1 - 4 years
There was no real estate acquired in settlement of residential mortgage loans at March 31, 2019 or December 31, 2018 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
The Company acquired real estate holdings in connection with the MTGE Acquisition during the year ended December 31, 2018; refer to the “Acquisition of MTGE Investment Corp.” Note for additional information. There were no acquisitions of new real estate holdings during the three months ended March 31, 2019. The company sold one of its wholly owned triple net leased properties during the three months ended March 31, 2019 for $6.7 million and recognized a gain on sale of $2.7 million.

The weighted average amortization period for intangible assets and liabilities at March 31, 2019 is 5.0 years.  Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	March 31, 2019	December 31, 2018
Real estate, net	(dollars in thousands)
Land	$128,114	$128,742
Buildings and improvements	578,067	581,320
Furniture, fixtures and equipment	12,333	11,602
Subtotal	718,514	721,664
Less: accumulated depreciation	(72,008)	(67,026)
Total real estate held for investment, at amortized cost, net	646,506	654,638
Equity in unconsolidated joint ventures	87,733	84,835
Total real estate, net	$734,239	$739,473

Depreciation expense was $5.8 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income
The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2019 for consolidated investments in real estate are as follows:

March 31, 2019
(dollars in thousands)
2019 (remaining)	$38,061
2020	45,616
2021	44,314
2022	40,459
2023	37,635
Later years	208,841
Total	$414,926

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
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of market agreed coupon (“MAC”) interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swaps, which represents fair value of these swaps, to compensate for the out of market nature of such interest rate swaps. Subsequent changes in fair value from inception of these interest rate swaps are reflected within Unrealized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral as well as receiving payments in accordance with the terms of the derivative contracts.
Derivatives are accounted for in accordance with FASB ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At March 31, 2019, $126.0 million of variation margin was reported as a reduction to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings.  Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”).  Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values.  Centrally cleared interest rate swaps, including MAC interest rate swaps, are generally fair valued using the DCO’s market values. If an interest rate swap is terminated, the realized gain (loss) on the interest rate swap would be equal to the difference between the cash received or paid and fair value.
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
The table below summarizes fair value information about our derivative assets and liabilities at March 31, 2019 and December 31, 2018:

Derivatives Instruments	March 31, 2019	December 31, 2018
Assets	(dollars in thousands)
Interest rate swaps	$26,020	$48,114
Interest rate swaptions	8,250	7,216
TBA derivatives	106,960	141,688
Futures contracts	357	—
Purchase commitments	2,434	844
Credit derivatives (1)	4,157	2,641
	$148,178	$200,503
Liabilities
Interest rate swaps	$509,485	$420,365
TBA derivatives	5,212	—
Futures contracts	260,354	462,309
Purchase commitments	478	33
Credit derivatives (1)	451	7,043
	$775,980	$889,750

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $45.0 million and $30.0 million at March 31, 2019 and December 31, 2018, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $346.0 million and $451.0 million at March 31, 2019 and December 31, 2018, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2019 and December 31, 2018:

March 31, 2019
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$32,201,400	1.93%	2.66%	1.46
3 - 6 years	13,567,000	2.12%	2.63%	4.22
6 - 10 years	18,112,000	2.52%	2.70%	8.94
Greater than 10 years	3,578,000	3.59%	2.58%	17.81
Total / Weighted average	$67,458,400	2.20%	2.66%	4.77

December 31, 2018
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$31,900,200	1.84%	2.73%	1.21
3 - 6 years	16,603,200	2.29%	2.70%	4.30
6 - 10 years	18,060,900	2.57%	2.56%	8.62
Greater than 10 years	3,901,400	3.63%	2.59%	17.33
Total / Weighted average	$70,465,700	2.17%	2.68%	4.26

(1)	There were no forward starting swaps at March 31, 2019 and December 31, 2018.

The following table presents swaptions outstanding at March 31, 2019 and December 31, 2018.

March 31, 2019
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$2,800,000	3.12%	3M LIBOR	10.33	6.70

December 31, 2018
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$4,075,000	3.30%	3M LIBOR	10.08	3.06

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at March 31, 2019 and December 31, 2018:

March 31, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$15,526,000	$15,779,271	$15,881,019	101,748

December 31, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,803,000	$13,823,109	$13,964,797	141,688

The following table summarizes certain characteristics of the Company’s futures derivatives at March 31, 2019 and December 31, 2018:

March 31, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent Eurodollar contracts	$—	$(2,500,000)	2.00
U.S. Treasury futures - 2 year	—	(2,872,400)	1.93
U.S. Treasury futures - 5 year	—	(6,469,400)	4.39
U.S. Treasury futures - 10 year and greater	109,000	(9,589,900)	6.84
Total	$109,000	$(21,431,700)	4.89

December 31, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	—	(1,166,000)	1.97
U.S. Treasury futures - 5 year	—	(6,359,400)	4.39
U.S. Treasury futures - 10 year and greater	—	(11,152,600)	7.10
Total	$—	$(18,678,000)	5.86

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018, respectively.

March 31, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$26,020	$(14,498)	$—	$11,522
Interest rate swaptions, at fair value	8,250	—	—	8,250
TBA derivatives, at fair value	106,960	(5,212)	—	101,748
Futures contracts, at fair value	357	(33)	—	324
Purchase commitments	2,434	—	—	2,434
Credit derivatives	4,157	(451)	—	3,706
Liabilities
Interest rate swaps, at fair value	$509,485	$(14,498)	$(41,756)	$453,231
TBA derivatives, at fair value	5,212	(5,212)	—	—
Futures contracts, at fair value	260,354	(33)	(260,321)	—
Purchase commitments	478	—	—	478
Credit derivatives	451	(451)	—	—

December 31, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$48,114	$(29,308)	$—	$18,806
Interest rate swaptions, at fair value	7,216	—	—	7,216
TBA derivatives, at fair value	141,688	—	—	141,688
Purchase commitments	844	—	—	844
Credit derivatives	2,641	(2,641)	—	—
Liabilities
Interest rate swaps, at fair value	$420,365	$(29,308)	$(11,856)	$379,201
Futures contracts, at fair value	462,309	—	(462,309)	—
Purchase commitments	33	—	—	33
Credit derivatives	7,043	(2,641)	(4,402)	—

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
March 31, 2019	$134,035	$(588,256)	$(390,556)
March 31, 2018	$(48,160)	$834	$977,285

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$213,725	$(39,940)	$173,785
Net interest rate swaptions	(29,992)	19,684	(10,308)
Futures	(491,741)	202,312	(289,429)
Purchase commitments	—	1,145	1,145
Credit derivatives	2,302	7,346	9,648
Total			$(115,159)

Three Months Ended March 31, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(277,901)	$17,917	$(259,984)
Net interest rate swaptions	(21,434)	67,221	45,787
Futures	495,013	(328,512)	166,501
Purchase commitments	—	366	366
Credit derivatives	1,513	(1,328)	185
Total			$(47,145)
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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features are in a net asset position at March 31, 2019.

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
Residential Securities, residential mortgage loans, interest rate swap and swaption markets and MBS options are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Securities, residential mortgage loans, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Securities, residential mortgage loans, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.
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

March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$103,093,526	$—	$103,093,526
Credit risk transfer securities	—	607,945	—	607,945
Non-Agency mortgage-backed securities	—	1,116,569	—	1,116,569
Commercial mortgage-backed securities	—	175,231	—	175,231
Loans
Residential mortgage loans	—	1,311,720	—	1,311,720
Mortgage servicing rights	—	—	500,745	500,745
Assets transferred or pledged to securitization vehicles	—	4,365,300	—	4,365,300
Derivative assets
Interest rate swaps	—	26,020	—	26,020
Other derivatives	357	121,801	—	122,158
Total assets	$357	$110,818,112	$500,745	$111,319,214
Liabilities
Debt issued by securitization vehicles	—	3,693,766	—	3,693,766
Derivative liabilities
Interest rate swaps	—	509,485	—	509,485
Other derivatives	260,354	6,141	—	266,495
Total liabilities	$260,354	$4,209,392	$—	$4,469,746

December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,752,995	$—	$90,752,995
Credit risk transfer securities	—	552,097	—	552,097
Non-Agency mortgage-backed securities	—	1,161,938	—	1,161,938
Commercial mortgage-backed securities	—	156,758	—	156,758
Loans
Residential mortgage loans	—	1,359,806	—	1,359,806
Mortgage servicing rights	—	—	557,813	557,813
Assets transferred or pledged to securitization vehicles	—	3,833,200	—	3,833,200
Derivative assets
Interest rate swaps	—	48,114	—	48,114
Other derivatives	—	152,389	—	152,389
Total assets	$—	$98,017,297	$557,813	$98,575,110
Liabilities
Debt issued by securitization vehicles	$—	$3,347,062	$—	$3,347,062
Derivative liabilities
Interest rate swaps	—	420,365	—	420,365
Other derivatives	462,309	7,076	—	469,385
Total liabilities	$462,309	$3,774,503	$—	$4,236,812

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

	March 31, 2019		December 31, 2018
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average )	Unobservable Input (1)	(Weighted Average )
Discounted cash flow	Discount rate	9.0% -12.0% (9.4%)	Discount rate	9.0% -12.0% (9.4%)
	Prepayment rate	5.3% - 23.6% (11.5%)	Prepayment rate	4.7% - 13.9% (8.0%)
	Delinquency rate	0.0% - 5.0% (2.3%)	Delinquency rate	0.0% - 5.0% (2.3%)
	Cost to service	$82 - $139 ($110)	Cost to service	$82 - $138 ($110)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2019 and December 31, 2018.

		March 31, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets		(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment	3	$722,962	$726,687	$1,296,803	$1,303,487
Commercial loans held for sale, net	3	42,035	42,035	42,184	42,184
Corporate debt	2	1,758,082	1,742,320	1,887,182	1,863,524
Corporate debt held for sale, net	2	44,525	44,525	—	—
Financial liabilities
Repurchase agreements	1,2	$88,554,170	$88,554,170	$81,115,874	$81,115,874
Other secured financing	1,2	4,144,623	4,144,491	4,183,311	4,183,805
Mortgage payable	3	510,386	519,748	511,056	507,770

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value.
At March 31, 2019 and December 31, 2018, goodwill totaled $71.8 million.

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2019.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2018	$29,039
Intangible assets divested	(151)
Less: amortization expense	(2,152)
Balance at March 31, 2019	$26,736

13. SECURED FINANCING

Reverse Repurchase and Repurchase Agreements – The Company finances a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assessed each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements meet the specified criteria in this guidance.
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
The Company had outstanding $88.6 billion and $81.1 billion of repurchase agreements with weighted average borrowing rates of 2.48% and 2.36%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 72 days and 77 days at March 31, 2019 and December 31, 2018, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.1 billion with $900.0 million available to be drawn at March 31, 2019.
At March 31, 2019 and December 31, 2018, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

March 31, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$19,025,744	$—	$—	$—	$57,538	$19,083,282	3.41%
2 to 29 days	18,313,263	283,222	438,446	—	72,910	19,107,841	2.64%
30 to 59 days	5,190,135	—	—	—	30,501	5,220,636	2.68%
60 to 89 days	20,414,594	57,204	245,553	—	45,049	20,762,400	2.69%
90 to 119 days	1,867,443	—	—	—	—	1,867,443	2.70%
Over 120 days (1)	22,128,141	—	113,088	200,040	71,299	22,512,568	2.77%
Total	$86,939,320	$340,426	$797,087	$200,040	$277,297	$88,554,170	2.86%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,661,001	284,906	353,429	—	72,840	640,465	32,012,641	3.50%
30 to 59 days	8,164,165	—	—	—	—	—	8,164,165	2.33%
60 to 89 days	18,326,399	88,630	251,441	—	23,302	—	18,689,772	2.62%
90 to 119 days	10,067,183	—	—	—	—	—	10,067,183	2.54%
Over 120 days (1)	11,263,625	—	116,434	693,939	108,115	—	12,182,113	2.92%
Total	$78,482,373	$373,536	$721,304	$693,939	$204,257	$640,465	$81,115,874	2.97%

(1)	Less than 1% and approximately 1% of the total repurchase agreements had a remaining maturity over 1 year at March 31, 2019 and December 31, 2018, respectively.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2019 and December 31, 2018. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2019		December 31, 2018
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,123,449	$90,154,170	$650,040	$81,115,874
Amounts offset	(1,600,000)	(1,600,000)	—	—
Netted amounts	$523,449	$88,554,170	$650,040	$81,115,874

The fair value of collateral received in connection with reverse repurchase agreements was $538.1 million, which was not sold or repledged by the Company, and $650.0 million, which the Company fully repledged, as of March 31, 2019 and December 31, 2018, respectively.

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  At March 31, 2019, $90.0 million of advances from the FHLB Des Moines matures in less than one year and $3.5 billion matures between one to three years. At December 31, 2018, $3.6 billion of advances from the FHLB Des Moines matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.99% and 2.78% at March 31, 2019 and December 31, 2018, respectively. The Company held $147.9 million of capital stock in the FHLB Des Moines at March 31, 2019 and December 31, 2018, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $98.1 billion and $322.7 million, respectively, at March 31, 2019 and $90.2 billion and $303.1 million, respectively, at December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable at March 31, 2019 and December 31, 2018, were as follows:

March 31, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures (fixed)	$316,380	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures (floating)	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	95,364	97,187	2.34% - 4.53%	Fixed	2019 - 2053	First liens
Texas	32,060	33,597	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah (floating)	9,744	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah (fixed)	7,156	7,175	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,390	13,425	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,303	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,864	7,884	3.69%	Fixed	6/1/2053	First liens
Total	$510,386	$516,113

December 31, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures (fixed)	$316,275	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures (floating)	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	95,827	97,667	2.75% - 4.96%	Fixed	2019 - 2053	First liens
Texas	32,189	33,735	3.28%	Fixed	1/1/2053	First liens
Utah (floating)	9,703	9,706	L+3.50%	Floating	1/31/2019	First liens
Utah (fixed)	7,279	7,201	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,438	13,473	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,328	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,892	7,913	3.69%	Fixed	6/1/2053	First liens
Total	$511,056	$516,834

The following table details future mortgage loan principal payments at March 31, 2019:

Mortgage Loan Principal Payments
(dollars in thousands)
2019 (remaining)	$25,680
2020	29,113
2021	3,490
2022	3,708
2023	3,843
Later years	450,279
Total	$516,113

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)	Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2019 and December 31, 2018.

	Shares authorized		Shares issued and outstanding
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	Par Value
Common stock	1,924,050,000	1,924,050,000	1,448,103,248	1,313,763,450	$0.01
During the three months ended March 31, 2019, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty- day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
No options were exercised during the three months ended March 31, 2019 and 2018.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	87,000	70,000
Amount raised from direct purchase and dividend reinvestment program	$892	$746
In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the three months ended March 31, 2019, the Company issued 48.0 million shares under the at-the-market sales program for proceeds of $489.0 million, net of commissions and fees.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2019 and December 31, 2018. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Fixed-rate		(dollars in thousands)
Series C	7,000,000	7,000,000	7,000,000	7,000,000	$169,466	$169,466	7.625%	5/16/2017	NA	NA
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Series H	2,200,000	2,200,000	2,200,000	2,200,000	55,000	55,000	8.125%	5/22/2019	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Total	75,950,000	75,950,000	73,400,000	73,400,000	$1,778,168	$1,778,168
(1)     Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the three months ended March 31, 2018, the Company issued 17.0 million shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses.
During the three months March 31, 2018, the Company redeemed 5.0 million shares of its Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $125.0 million and all 11.5 million of its issued and outstanding shares of Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) for $287.5 million.
The Series C Preferred Stock, Series D Cumulative Redeemable Preferred Stock, Series F Preferred Stock, Series G Preferred Stock and Series H Preferred Stock rank senior to the common stock of the Company.

(C)	Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$434,627	$347,897
Distributions declared per common share	$0.30	$0.30
Distributions paid to common stockholders after period end	$434,431	$347,897
Distributions paid per common share after period end	$0.30	$0.30
Date of distributions paid to common stockholders after period end	April 30, 2019	April 30, 2018
Dividends declared to series C preferred stockholders	$3,336	$4,316
Dividends declared per share of series C preferred stock (1)	$0.477	$0.477
Dividends declared to series D preferred stockholders	$8,625	$8,625
Dividends declared per share of series D preferred stock	$0.469	$0.469
Dividends declared to series E preferred stockholders	$—	$2,253
Dividends declared per share of series E preferred stock	$—	$0.196
Dividends declared to series F preferred stockholders	$12,510	$12,510
Dividends declared per share of series F preferred stock	$0.434	$0.434
Dividends declared to series G preferred stockholders	$6,906	$6,062
Dividends declared per share of series G preferred stock	$0.406	$0.357
Dividends declared to series H preferred stockholders	$1,117	$—
Dividends declared per share of series H preferred stock	$0.508	$—

(1)	Includes dividends declared per share for shares outstanding at March 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15. INTEREST INCOME AND INTEREST EXPENSE

Refer to the note titled “Significant Accounting Policies” for details surrounding the Company’s accounting policy related to net interest income on securities and loans.
The following table summarizes the interest income recognition methodology for Residential Securities:

Interest Income Methodology
Agency
Fixed-rate pass-through (1)	Effective yield (3)
Adjustable-rate pass-through (1)	Effective yield (3)
Multifamily (1)	Contractual Cash Flows
CMO (1)	Effective yield (3)
Reverse mortgages (2)	Prospective
Interest-only (2)	Prospective
Residential credit
CRT (2)	Prospective
Alt-A (2)	Prospective
Prime (2)	Prospective
Subprime (2)	Prospective
NPL/RPL (2)	Prospective
Prime jumbo (2)	Prospective
Prime jumbo interest-only (2)	Prospective
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

The following presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018
Interest income	(dollars in thousands)
Residential securities	$709,774	$779,588
Residential mortgage loans (1)	29,991	15,505
Commercial investment portfolio (1) (2)	100,952	72,457
Reverse repurchase agreements	25,469	11,937
Total interest income	$866,186	$879,487
Interest expense
Repurchase agreements	579,514	331,374
Debt issued by securitization vehicles	34,207	15,652
Other	33,974	20,395
Total interest expense	647,695	367,421
Net interest income	$218,491	$512,066
(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands, except per share data)
Net income (loss)	$(849,251)	$1,327,704
Net income (loss) attributable to noncontrolling interests	(101)	(96)
Net income (loss) attributable to Annaly	(849,150)	1,327,800
Dividends on preferred stock	32,494	33,766
Net income (loss) available (related) to common stockholders	$(881,644)	$1,294,034
Weighted average shares of common stock outstanding-basic	1,398,614,205	1,159,617,848
Add: Effect of stock awards, if dilutive	—	485,337
Weighted average shares of common stock outstanding-diluted	1,398,614,205	1,160,103,185
Net income (loss) per share available (related) to common share
Basic	$(0.63)	$1.12
Diluted	$(0.63)	$1.12

Options to purchase 0.2 million shares and 0.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three months ended March 31, 2019 and March 31, 2018, respectively.

17. INCOME TAXES

For the three months ended March 31, 2019 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2019 and December 31, 2018.
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
During the three months ended March 31, 2019 and March 31, 2018, the Company recorded $2.6 million and $0.6 million, respectively, of income tax expense attributable to its TRSs. The Company’s federal, state and local tax returns from 2015 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

18. RISK MANAGEMENT

The primary risks to the Company are capital, liquidity and funding risk, investment/market risk and credit risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with the interest bearing liabilities, by affecting the spread between the interest earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral or liquidating some of the existing collateral to reduce borrowing levels.
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

19. RELATED PARTY TRANSACTIONS

Management Agreement
The Company and the Manager have entered into a management agreement pursuant to which the Company’s management is conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board (the “Externalization”). The management agreement was effective as of July 1, 2013 and was amended on November 5, 2014, amended and restated on April 12, 2016, amended and restated on August 1, 2018, and amended on March 27, 2019 (the management agreement, as amended and restated, is referred to as “Management Agreement”).
Under the Management Agreement, the Manager, subject to the supervision and direction of the Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions. The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate. In exchange for the management services, the Company pays the Manager a monthly management fee, and the Manager is responsible for providing personnel to manage the Company, and determining all compensation and benefit expenses associated with such personnel. Prior to the most recent amendment to the Management Agreement, which was executed on March 27, 2019, the Company had paid the Manager a flat monthly management fee equal to 1/12th of 1.05% of Stockholders’ Equity (as defined in the Management Agreement) for its management services. Pursuant to the March 27, 2019 amendment to the Management Agreement, the Company now pays the Manager a monthly management fee for its management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. The Company does not pay the Manager any incentive fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For the three months ended March 31, 2019 and 2018, the compensation and management fee was $44.8 million and $44.5 million, respectively.
Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. For the three months ended March 31, 2019, reimbursement payments to the Manager were $7.1 million. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.
At March 31, 2019 and December 31, 2018 the Company had amounts payable to the Manager of $17.1 million and $16.0 million, respectively.
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
If the Company makes an election to terminate the Management Agreement, the Company may elect to accelerate the termination date (the “Termination Date”) to a date that is between seven and 90 days after the date of the Company’s delivery of a Termination Notice (the “Notice Delivery Date”). If the Company does not make an election to accelerate the Termination Date, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either the Company or the Manager, in addition to any amounts accrued for the period prior to the Accelerated Termination Date, the Company shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365.
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

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of six years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term.
Supplemental information related to leases as of and for the three months ended March 31, 2019 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Operating Leases	Classification	March 31, 2019

Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$17,691
Liabilities
Operating lease liabilities (1)	Other liabilities	$22,756
Lease term and discount rate
Weighted average remaining lease term		6.4 Years
Weighted average discount rate (1)		2.9%
Lease cost
Operating lease cost	Other general and administrative expenses	$791
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$928

(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2019 (remaining)	$2,784
2020	3,799
2021	3,918
2022	3,862
2023	3,862
Later years	6,757
Total lease payments	$24,982
Less imputed interest	2,226
Present value of lease liabilities	$22,756
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2019 and December 31, 2018.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance.  At March 31, 2019 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1, at March 31, 2019 was $389.5 million with excess net capital of $389.2 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

22. ACQUISITION OF MTGE INVESTMENT CORP.

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
Under ASC 805, an asset acquisition is accounted for under the cost accumulation model which allocates the cost of the acquisition which generally includes direct transaction costs to the individual assets acquired and liabilities assumed on the basis of relative fair value with certain exceptions including financial assets and current assets. These exceptions are excluded from the cost accumulation method since recognizing these assets at amounts other than their fair value would result in a subsequent gain or loss upon re-measurement.The allocation of the consideration paid as part of the transaction and its assignment to the initial carrying value of the MTGE portfolio is noted in the below table.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

23. SUBSEQUENT EVENTS

In April 2019, the Company completed and closed its second securitization of residential mortgage loans for the 2019 calendar year, OBX 2019-EXP1 Trust, with a face value of $388.2 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
On May 1, 2019, the Company announced that it will redeem all 2.2 million of its outstanding shares of Series H Preferred Stock at a redemption price per share of $25.00 plus accumulated and unpaid dividends per share to, but not including, the redemption date of May 31, 2019.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	46
Business Environment	46
Economic Environment	46
Results of Operations	47
Net Income (Loss) Summary	47
Non-GAAP Financial Measures	47
Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	48
Premium Amortization Expense	50
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	51
Experienced and Projected Long-term CPR	51
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	52
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	52
Realized and Unrealized Gains (Losses)	53
Other Income (Loss)	54
General and Administrative Expenses	54
Return on Average Equity	55
Unrealized Gains and Losses - Available-for-Sale Investments	55
Financial Condition	55
Residential Securities	56
Contractual Obligations	58
Off-Balance Sheet Arrangements	59
Capital Management	59
Stockholders’ Equity	60
Capital Stock	60
Leverage and Capital	60
Risk Management	61
Risk Appetite	61
Governance	61
Description of Risks	62
Capital, Liquidity and Funding Risk Management	62
Funding	62
Excess Liquidity	64
Maturity Profile	64
Stress Testing	65
Liquidity Management Policies	65
Investment/Market Risk Management	66
Credit Risk Management	67
Counterparty Risk Management	67
Operational Risk Management	68
Compliance, Regulatory and Legal Risk Management	68
Critical Accounting Policies and Estimates	69
Valuation of Financial Instruments	69
Residential Securities	69
Residential Mortgage Loans	69
Commercial Real Estate Investments	69
Interest Rate Swaps	70
Revenue Recognition	70
Consolidation of Variable Interest Entities	70
Use of Estimates	70
Glossary of Terms	71

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

Business Environment
In the first quarter of 2019, financial conditions eased significantly as the Federal Reserve (the “Fed”) shifted from messaging continued interest rate hikes to a more patient posture with a pause in the hiking cycle. Furthermore, the Fed announced an end to balance sheet runoff, also known as quantitative tightening, in September of 2019. These moves by the central bank helped create an environment beneficial for risk assets and caused credit spreads to tighten significantly from the end of 2018. Although spreads on Agency mortgage-backed securities also tightened from their year-end levels, they underperformed other credit assets. Furthermore, performance in Agency mortgage-backed securities was bifurcated with specified pools performing materially better than to-be-announced (“TBA”) securities, as the market grew concerned about the quality of mortgage pools that are likely to be delivered into TBA contracts. The major question regarding the outlook remains whether the Fed’s changes in monetary policy are sufficient to extend the uninterrupted ten year economic expansion into 2020, despite slowing global economic growth and the decline in economic growth stimulus from tax cuts and fiscal spending. Thus, in the current environment, we remain highly selective in evaluating credit opportunities. While the fundamentals on Agency mortgage-backed securities continue to be robust, the technical landscape remains challenging. Healthy organic growth combined with the Fed shrinking its Agency mortgage-backed securities holdings are likely to lead to over $400 billion in net issuance in 2019. The flat yield curve and the recent tightening in spread between LIBOR and overnight indexed swaps (“OIS”) continues to put pressure on the spread between asset yield and funding costs. Despite these head winds, we find risk-adjusted returns on Agency mortgage-backed securities attractive. Prepayment activity has been muted so far and the recent decline in volatility has materially reduced option costs on mortgage-backed securities.

Absent a material change in the economy or the posture of the Fed, this combination of reduced option cost, less attractive funding, and a flat yield curve is likely to persist. While the attractive risk adjusted returns will continue to favor allocation to Agency mortgage-backed securities, the lower spread of asset yields to funding will pressure core earnings and dividends. In light of this dynamic, on May 1, 2019, we announced that we expect to declare a quarterly common stock dividend of $0.25 per common share for the remainder of 2019 beginning with the second quarter of 2019, subject to the discretion and approval of our Board.

Economic Environment
The pace of economic growth remained roughly unchanged from its robust 2018 growth rate, with gross domestic product (“GDP”) registering an annualized 3.2% growth rate in the first quarter of 2019. Economic growth nonetheless included a reduction in personal consumption and slower running business investments, which contributed a combined 1.1% to the annualized GDP growth rate in the current quarter, compared to 2.5% on average in the four quarters of 2018.
Inflation fell below the Fed’s 2% target in the first quarter as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.5% year-over-year in March 2019. The more stable core PCE measure, which excludes volatile food and energy prices, registered an increase of 1.6% year-over-year, on a broad-based slowdown in price increases in a number of inflation-components. The Fed expects the core and headline PCE measures to rebound to levels close to their 2% target over the medium term following the shift in monetary policy seen in the quarter.
The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell from 3.9% to 3.8% during the first quarter 2019, remaining below the Fed’s estimate of the long-run unemployment rate of 4.3%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 180,000 jobs per month in the first quarter 2019, down from 223,000 jobs added per month in 2018. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, remained healthy, reading 3.2% in March 2019 compared to 3.3% in December 2018.
In the first quarter, the Federal Open Market Committee (“FOMC”) conducted a meaningful change to monetary policy, effectively ending the increases to the Federal Funds Target Rate, which had occurred at nearly every other meeting between December 2016 and December 2018 (eight times in total). Each increase was 25 basis points, bringing the target range to 2.25-2.50% at year-end

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

2018. However, disappointing economic growth overseas, a slowdown in the manufacturing sector growth, and lower realized inflation led the FOMC to temporarily pause on further hikes to the Federal Funds Target Rate, communicating that it plans to keep the rate unchanged for the remainder of 2019 in order to support growth and inflation. Meanwhile, the FOMC also changed its plan for balance sheet runoff. The Fed announced that it plans to end its portfolio runoff for U.S. Treasury securities, effectively lowering the current $30 billion monthly runoff cap to $15 billion per month in May 2019 and to $0 per month in October 2019. While Treasury maturities will be rolled over into new Treasury securities, Agency mortgage-backed securities holdings will continue to shrink by up to $20 billion per month, with proceeds being reinvested into Treasury securities starting in October 2019.
During the quarter ended March 31, 2019, the 10-year U.S. Treasury rate rallied more than 20 basis points as the shift in Federal Reserve communications lowered interest rates, while concerns around economic growth supported demand for safe assets, such as U.S. Treasuries. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, contracted as mortgage-backed securities saw more limited supply as a result of seasonal factors while demand, particularly from banks and foreign investors, was robust.
The following table below presents interest rates and spreads at each date presented:

	March 31, 2019	December 31, 2018	March 31, 2018
30-Year mortgage current coupon	3.11%	3.50%	3.46%
Mortgage basis	70 bps	82 bps	72 bps
10-Year U.S. Treasury rate	2.41%	2.68%	2.74%
LIBOR
1-Month	2.49%	2.50%	1.88%
6-Month	2.66%	2.88%	2.45%

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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2019 and 2018.

	As of and for the Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
Interest income	$866,186	$879,487
Interest expense	647,695	367,421
Net interest income	218,491	512,066
Realized and unrealized gains (losses)	(1,011,926)	844,689
Other income (loss)	30,502	34,023
Less: General and administrative expenses	83,737	62,510
Income (loss) before income taxes	(846,670)	1,328,268
Income taxes	2,581	564
Net income (loss)	(849,251)	1,327,704
Less: Net income (loss) attributable to noncontrolling interests	(101)	(96)
Net income (loss) attributable to Annaly	(849,150)	1,327,800
Less: Dividends on preferred stock	32,494	33,766
Net income (loss) available (related) to common stockholders	$(881,644)	$1,294,034
Net income (loss) per share available (related) to common stockholders
Basic	$(0.63)	$1.12
Diluted	$(0.63)	$1.12
Weighted average number of common shares outstanding
Basic	1,398,614,205	1,159,617,848
Diluted	1,398,614,205	1,160,103,185
Other information
Asset portfolio at period-end	$114,472,879	$98,080,871
Average total assets	$112,480,038	$101,071,142
Average equity	$14,949,623	$14,407,254
Leverage at period-end (1)	6.1:1	6.1:1
Economic leverage at period-end (2)	7.0:1	6.5:1
Capital ratio (3)	12.0%	13.1%
Annualized return on average total assets	(3.02%)	5.25%
Annualized return on average equity	(22.72%)	36.86%
Annualized core return on average equity (excluding PAA) (4)	11.59%	10.70%
Net interest margin (5)	1.25%	1.94%
Net interest margin (excluding PAA) (4)	1.51%	1.52%
Average yield on interest earning assets	3.15%	3.45%
Average yield on interest earning assets (excluding PAA) (4)	3.45%	2.99%
Average cost of interest bearing liabilities (6)	2.15%	1.90%
Net interest spread	1.00%	1.55%
Net interest spread (excluding PAA) (4)	1.30%	1.09%
Constant prepayment rate	7.3%	8.9%
Long-term constant prepayment rate	11.6%	9.2%
Common stock book value per share	$9.67	$10.53
Interest income (excluding PAA) (4)	$948,057	$761,092
Economic interest expense (4) (6)	$513,660	$415,581
Economic net interest income (excluding PAA) (4)	$434,397	$345,511
Core earnings (4)	$351,284	$503,667
Premium amortization adjustment cost (benefit)	$81,871	$(118,395)
Core earnings (excluding PAA) (4)	$433,155	$385,272
Core earnings per common share (4)	$0.23	$0.41
PAA cost (benefit) per common share (4)	$0.06	$(0.11)
Core earnings (excluding PAA) per common share (4)	$0.29	$0.30
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

GAAP
Net income (loss) was ($849.3) million, which includes ($0.1) million attributable to noncontrolling interests, or $(0.63) per average basic common share, for the three months ended March 31, 2019 compared to $1.3 billion, which includes ($0.1) million attributable to noncontrolling interests, or $1.12 per average basic common share, for the same period in 2018. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, and higher interest expense. Net unrealized gains (losses) on interest rate swaps was ($390.6) million for the three months ended March 31, 2019 compared to $977.3 million for the same period in 2018. Realized gains (losses) on termination or maturity of interest rate swaps was ($588.3) million for the three months ended March 31, 2019 compared to $0.8 million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes. Interest expense increased to $647.7 million for the three months ended March 31, 2019 compared to $367.4 million for the same period in 2018, reflecting higher borrowing rates and an increase in average Interest Bearing Liabilities.

Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $433.2 million, or $0.29 per average common share, for the three months ended March 31, 2019, compared to $385.3 million, or $0.30 per average common share, for the same period in 2018. Core earnings (excluding PAA) increased during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps, partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities.

Non-GAAP Financial Measures
Beginning with the quarter ended September 30, 2018, we updated our calculation of core earnings and related metrics to reflect changes to our portfolio composition and operations, including the acquisition of MTGE Investment Corp. (“MTGE”) in September 2018. Compared to prior periods, the revised definition of core earnings includes coupon income (expense) on CMBX positions (reported in Net gains (losses) on other derivatives) and excludes depreciation and amortization expense on real estate and related intangibles (reported in Other income (loss)), non-core income (loss) allocated to equity method investments (reported in Other income (loss)) and the income tax effect of non-core income (loss) (reported in Income taxes). Prior period results have not been adjusted to conform to the revised calculation as the impact in each of those periods is not material.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(849,251)	$1,327,704
Net income (loss) attributable to noncontrolling interests	(101)	(96)
Net income (loss) attributable to Annaly	(849,150)	1,327,800
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	588,256	(834)
Unrealized (gains) losses on interest rate swaps	390,556	(977,285)
Net (gains) losses on disposal of investments	93,916	(13,468)
Net (gains) losses on other derivatives	115,159	47,145
Net unrealized (gains) losses on instruments measured at fair value through earnings	(47,629)	51,593
Loan loss provision	5,703	—
Adjustments to exclude components of other (income) loss
Depreciation and amortization expense related to commercial real estate (1)	10,114	—
Non-core (income) loss allocated to equity method investments (2)	9,496	—
Adjustments to exclude components of general and administrative expenses and income taxes
Transaction expenses and non-recurring items (3)	9,982	1,519
Income tax effect of non-core income (loss) items	726	—
Adjustments to add back components of realized and unrealized (gains) losses
TBA dollar roll income and CMBX coupon income (4)	38,134	88,353
MSR amortization (5)	(13,979)	(21,156)
Core earnings (6)	351,284	503,667
Less
Premium amortization adjustment cost (benefit)	81,871	(118,395)
Core earnings (excluding PAA) (6)	$433,155	$385,272
Dividends on preferred stock	32,494	33,766
Core earnings attributable to common stockholders (6)	$318,790	$469,901
Core earnings attributable to common stockholders (excluding PAA) (6)	$400,661	$351,506
GAAP net income (loss) per average common share	$(0.63)	$1.12
Core earnings per average common share (6)	$0.23	$0.41
Core earnings (excluding PAA) per average common share (6)	$0.29	$0.30
GAAP return (loss) on average equity	(22.72%)	36.86%
Core return on average equity (excluding PAA) (6)	11.59%	10.70%
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

(3)
Represents costs incurred in connection with securitizations of residential whole loans. The quarter ended March 31, 2019 also includes costs incurred in connection with the securitization of commercial loans.

(4)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.1 million for the three months ended March 31, 2019. There were no adjustments for CMBX coupon income prior to September 30, 2018.

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
Our GAAP metrics include the unadjusted impact of amortization and accretion associated with this method. Certain of our non-GAAP metrics exclude the effect of the PAA, which quantifies the component of premium amortization representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term Constant Prepayment Rate (“CPR”).
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Premium amortization expense	$247,446	$95,832
Less: PAA cost (benefit)	81,871	(118,395)
Premium amortization expense (excluding PAA)	$165,575	$214,227

	For the Three Months Ended March 31,
	2019	2018
	(per average common share)
Premium amortization expense	$0.18	$0.08
Less: PAA cost (benefit)	0.06	(0.11)
Premium amortization expense (excluding PAA)	$0.12	$0.19

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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
For the three months ended	(dollars in thousands)
March 31, 2019	$866,186	$81,871	$948,057
March 31, 2018	$879,487	$(118,395)	$761,092

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
For the three months ended		(dollars in thousands)
March 31, 2019	$647,695	$(134,035)	$513,660	$218,491	$(134,035)	$352,526	$81,871	$434,397
March 31, 2018	$367,421	$48,160	$415,581	$512,066	$48,160	$463,906	$(118,395)	$345,511

Experienced and Projected Long-Term CPR
Prepayment speeds, as reflected by the CPR and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency mortgage-backed securities portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency mortgage-backed securities portfolio as of and for the periods presented.

	Experienced CPR (1)	Long-term CPR (2)
March 31, 2019	7.3%	11.6%
March 31, 2018	8.9%	9.2%

(1)	For the three months ended March 31, 2019 and 2018, respectively.

(2)	At March 31, 2019 and 2018, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
March 31, 2019	$109,946,527	$948,057	3.45%	$95,529,819	$513,660	2.15%	434,397	1.30%
March 31, 2018	$101,979,042	$761,092	2.99%	$87,376,452	$415,581	1.90%	345,511	1.09%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
March 31, 2019	$948,057	38,134	(647,695)	134,035	$472,531	$109,946,527	14,927,490	$124,874,017	1.51%
March 31, 2018	$761,092	88,353	(367,421)	(48,160)	$433,864	$101,979,042	12,050,341	$114,029,383	1.52%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.1 million for the three months ended March 31, 2019. There were no adjustments for CMBX coupon income prior to September 30, 2018.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
March 31, 2019	$95,529,819	$96,392,559	$513,660	2.15%	2.50%	2.75%	(0.25%)	(0.35%)	(0.60%)
March 31, 2018	$87,376,452	$84,750,379	$415,581	1.90%	1.65%	2.11%	(0.46%)	0.25%	(0.21%)

(1)	Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $98.1 million for the three months ended March 31, 2019 compared to the same period in 2018. The change was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by the change in the net interest component of interest rate swaps which was $134.0 million for the three months ended March 31, 2019 compared to ($48.2) million for the same period in 2018 due to rising LIBOR.
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
At March 31, 2019 and December 31, 2018, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three months ended March 31, 2019 and 2018 were as follows:

	For the Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(844,777)	$929,959
Net gains (losses) on disposal of investments	(93,916)	13,468
Net gains (losses) on other derivatives	(115,159)	(47,145)
Net unrealized gains (losses) on instruments measured at fair value through earnings	47,629	(51,593)
Loan loss provision	(5,703)	—
Total	$(1,011,926)	$844,689
(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net gains (losses) on interest rate swaps for the three months ended March 31, 2019 was ($844.8) million compared to $930.0 million for the same period in 2018, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($390.6) million for the three months ended March 31, 2019, reflecting a decline in forward interest rates, compared to $977.3 million for the same period in 2018, reflecting a rise in forward interest rates. Realized gains (losses) on termination or maturity of interest rate swaps was ($588.3) million resulting from interest rate swaps with a notional amount of $38.2 billion for the three months ended March 31, 2019 compared to $0.8 million resulting from the termination or maturity of interest rate swaps with a notional amount of $250.0 million for the same period in 2018.
Net gains (losses) on disposal of investments was ($93.9) million for the three months ended March 31, 2019 compared to $13.5 million for the same period in 2018. For the three months ended March 31, 2019, we disposed of Residential Securities with a carrying value of $10.5 billion for an aggregate net loss of ($92.5) million. For the same period in 2018, we disposed of Residential Securities with a carrying value of $463.4 million for an aggregate net gain of $13.0 million.
Net gains (losses) on other derivatives was ($115.2) million for the three months ended March 31, 2019 compared to ($47.1) million for the same period in 2018. Net gains (losses) on futures contracts was ($289.4) million for the three months ended March 31, 2019 compared to $166.5 million for the same period in 2018. Net gains (losses) on interest rate swaptions was ($10.3) million for the three months ended March 31, 2019 compared to $45.8 million for the same period in 2018. Net gains (losses) on TBA derivatives was $173.8 million for the three months ended March 31, 2019 compared to ($260.0) million for the same period in 2018.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $47.6 million for the three months ended March 31, 2019 compared to ($51.6) million for the same period in 2018, primarily due to favorable changes in unrealized gains (losses) on Agency interest-only investments, credit risk transfer securities and residential loans, partially offset by unfavorable changes in unrealized gains (losses) on MSRs for the three months ended March 31, 2019 compared to the same period in 2018.
For the three months ended March 31, 2019, a loan loss provision of ($5.7) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to this loan loss provision. No provision for loan loss was recorded for the same period in 2018.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
March 31, 2019	$83,737	0.30%	2.24%
March 31, 2018	$62,510	0.25%	1.74%

(1)
Includes $10.0 million of transaction costs incurred in connection with securitizations of residential whole loans and commercial loans for the three months ended March 31, 2019 and $1.5 million in connection with securitizations of residential whole loans for the three months ended March 31, 2018. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.26% and 0.24% and as a percentage of average equity were 1.97% and 1.69% for three months ended March 31, 2019 and 2018, respectively.

G&A expenses increased $21.2 million to $83.7 million for the three months ended March 31, 2019 compared to the same period in 2018. The change was largely attributable to transaction costs in connection with securitizations of residential whole loans and commercial loans and reimbursement payments made to the Manager for certain services in connection with the management and operations of Annaly which commenced during the third quarter of 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2019	9.43%	(30.66%)	0.82%	(2.24%)	(0.07%)	(22.72%)
March 31, 2018	12.88%	24.80%	0.94%	(1.74%)	(0.02%)	36.86%
(1) Economic net interest income includes the net interest component of interest rate swaps. (2) Realized and unrealized gains and losses excludes the net interest component of interest rate swaps.

Unrealized Gains and Losses - Available-for-Sale Investments
With our available-for-sale accounting treatment on our Agency mortgage-backed securities, which represent the largest portion of assets on balance sheet, as well as certain commercial mortgage-backed securities, unrealized fluctuations in market values of assets do not impact our GAAP net income (loss) but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	March 31, 2019	December 31, 2018
	(dollars in thousands)
Unrealized gain	$904,477	$306,037
Unrealized loss	(1,223,853)	(2,285,902)
Accumulated other comprehensive income (loss)	$(319,376)	$(1,979,865)

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
The fair value of these securities being less than amortized cost at March 31, 2019 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $119.2 billion and $105.8 billion at March 31, 2019 and December 31, 2018, respectively. The change was primarily due to increases in Agency mortgage-backed securities of $12.3 billion, receivable for unsettled trades of $1.5 billion and assets transferred or pledged to securitization vehicles of $0.5 billion, partially offset by a decrease in CRE Debt and Preferred Equity Investments of $0.6 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments (2)	Investments in CRE	Corporate Debt (2)	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value (4)	$103,594,271	$15,881,019	$607,945	$3,853,957	$3,879,860	$734,239	$1,802,607	$114,472,879
Debt
Repurchase agreements	86,939,320	15,526,000	340,426	797,087	477,337	—	—	88,554,170
Other secured financing	2,568,010	—	—	951,312	126,670	—	498,631	4,144,623
Debt issued by securitization vehicles	—	—	—	1,048,600	2,645,166	—	—	3,693,766
Net forward purchases	3,173,201	—	—	15,924	—	—	—	3,189,125
Mortgages payable	—	—	—	—	—	510,386	—	510,386
Net equity allocated	$10,913,740	$355,019	$267,519	$1,041,034	$630,687	$223,853	$1,303,976	$14,380,809	(5)

Net equity allocated (%)	76%	2%	2%	7%	4%	2%	9%	100%
Debt/net equity ratio	8.5:1	NM	1.3:1	2.7:1	5.2:1	2.3:1	0.4:1	6.1:1	(6)
(1)     Fair value/carrying value represents implied market value and repurchase agreements represent the notional value.
(2)    Includes loans held for sale, net.
(3)    Excludes the TBA asset, debt and equity balances.
(4)    CRE Debt and Preferred Equity Investments excludes $118 million of unused proceeds collateral to be deployed through the managed commercial real estate CLO during the six month, post-close ramp-up period.
(5)    Net Equity Allocated, as disclosed in the above table, excludes non-portfolio related activity and may differ from stockholders’ equity per the Consolidated Statements of Financial Condition.
(6)    Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at March 31, 2019 and December 31, 2018 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At March 31, 2019 and December 31, 2018 we had on our Consolidated Statements of Financial Condition a total of $183.4 million and $183.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $5.4 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended March 31, 2019 and 2018 was 7.3% and 8.9%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of March 31, 2019 and 2018 was 11.6% and 9.2%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables present our Residential Securities that were carried at fair value at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$95,754,207	$83,052,552
Adjustable-rate pass-through	4,152,036	4,937,984
CMO	10,948	11,221
Interest-only	832,778	873,889
Multifamily	2,305,046	1,838,565
Reverse mortgages	38,511	38,784
Total agency securities	$103,093,526	$90,752,995
Residential credit
CRT	$607,945	$552,097
Alt-A	198,368	182,361
Prime	310,027	343,986
Subprime	371,285	394,621
NPL/RPL	3,436	3,438
Prime jumbo (>= 2010 vintage)	218,822	220,658
Prime jumbo (>= 2010 vintage) interest-only	14,631	16,874
Total residential credit securities	$1,724,514	$1,714,035
Total residential securities	$104,818,040	$92,467,030
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Residential securities (1)	(dollars in thousands)
Principal amount	$100,082,048	$89,579,223
Net premium	4,134,408	3,925,803
Amortized cost	104,216,456	93,505,026
Amortized cost / principal amount	104.13%	104.38%
Carrying value	103,970,258	91,575,882
Carrying value / principal amount	103.89%	102.23%
Weighted average coupon rate	3.95%	3.90%
Weighted average yield	3.21%	3.17%
Adjustable-rate residential securities (1)
Principal amount	$5,225,322	$6,020,096
Weighted average coupon rate	3.74%	3.47%
Weighted average yield	2.92%	2.87%
Weighted average term to next adjustment	15 Months	19 Months
Weighted average lifetime cap (2)	8.05%	8.04%
Principal amount at period end as % of total residential securities	5.22%	6.72%
Fixed-rate residential securities (1)
Principal amount	$94,856,726	$83,559,127
Weighted average coupon rate	3.96%	3.93%
Weighted average yield	3.23%	3.19%
Principal amount at period end as % of total residential securities	94.78%	93.28%
Interest-only residential securities
Notional amount	$6,359,403	$6,867,093
Net premium	1,082,605	1,192,675
Amortized cost	1,082,605	1,192,675
Amortized cost / notional amount	17.02%	17.37%
Carrying value	847,782	891,148
Carrying value / notional amount	13.33%	12.98%
Weighted average coupon rate	3.07%	3.10%
Weighted average yield	1.11%	1.73%
(1) Excludes interest-only mortgage-backed securities. (2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2019.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$580,544	$—	$580,544	5.80%	1.11%	0.32%	5.73%
Private label credit risk transfer	27,401	—	27,401	7.68%	0.28%	0.28%	6.19%
Alt-A	198,368	103,965	94,403	4.85%	10.80%	8.87%	8.25%
Prime	310,027	136,849	173,178	4.77%	12.21%	6.78%	10.37%
Subprime	371,285	130,684	240,601	3.31%	9.77%	22.19%	4.20%
Non-performing loan securitizations	3,436	—	3,436	5.00%	62.09%	44.83%	4.03%
Prime jumbo (>=2010 vintage)	218,822	183,962	34,860	3.97%	14.81%	0.08%	8.38%
Prime jumbo (>=2010 vintage) interest-only	14,631	14,631	—	0.44%	—	0.19%	6.68%
Total/weighted average	$1,724,514	$570,091	$1,154,423	4.94%	8.11%	7.63%	10.02%
(1) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$580,544	$—	$580,544
Private label credit risk transfer	—	—	27,401	—	27,401
Alt-A	63,431	111,148	23,789	—	198,368
Prime	145,232	164,795	—	—	310,027
Subprime	—	41,808	329,104	373	371,285
Non-performing loan securitizations	—	3,436	—	—	3,436
Prime jumbo (>=2010 vintage)	—	218,822	—	—	218,822
Prime jumbo (>=2010 vintage) interest-only	—	—	—	14,631	14,631
Total	$208,663	$540,009	$960,838	$15,004	$1,724,514

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2019.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2019, the interest rate swaps had a net fair value of ($483.5) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$88,476,246	$77,924	$—	$—	$88,554,170
Interest expense on repurchase agreements (1)	489,503	2,528	—	—	492,031
Other secured financing	90,000	3,555,992	498,631	—	4,144,623
Interest expense on other secured financing (1)	134,539	129,077	17,375	—	280,991
Debt issued by securitization vehicles (principal)	—	883,500	765,564	2,029,938	3,679,002
Interest expense on debt issued by securitization vehicles	141,351	282,702	114,733	1,291,090	1,829,876
Mortgages payable (principal)	62,029	23,005	7,615	423,464	516,113
Interest expense on mortgages payable	20,511	37,839	37,839	155,689	251,878
Long-term operating lease obligations	3,686	7,781	7,723	5,792	24,982
Total	$89,417,865	$5,000,348	$1,449,480	$3,905,973	$99,773,666

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the three months ended March 31, 2019, we received $2.3 billion from principal repayments and $7.8 billion in cash from disposal of Residential Securities. During the three months ended March 31, 2018, we received $2.7 billion from principal repayments and $463.2 million in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at March 31, 2019.

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
The major risks impacting capital are capital, liquidity and funding risk, investment/market risk, credit risk, counterparty risk, operational risk and compliance, regulatory and legal risk. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K.
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
Available Financial Resources is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

•	Common and preferred equity;

•	Other forms of equity-like capital;

•	Surplus credit reserves over expected losses; and

•	Other loss absorption instruments.

In the event we fall short of our internal limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Stockholders’ equity	(dollars in thousands)
7.625% Series C cumulative redeemable preferred stock	169,466	169,466
7.50% Series D cumulative redeemable preferred stock	445,457	445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
8.125% Series H cumulative redeemable preferred stock	55,000	55,000
Common stock	14,481	13,138
Additional paid-in capital	20,112,875	18,794,331
Accumulated other comprehensive income (loss)	(319,376)	(1,979,865)
Accumulated deficit	(5,809,931)	(4,493,660)
Total stockholders’ equity	$15,776,217	$14,112,112

Capital Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	87,000	$70,000
Amount raised from direct purchase and dividend reinvestment program	$892	$746
During the three months ended March 31, 2019, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
During the three months ended March 31, 2019, we issued 48.0 million shares under the at-the-market sales program, for proceeds of $489.0 million, net of commissions and fees.
No options were exercised during the three months ended March 31, 2019 and 2018.

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
Our debt-to-equity ratio at March 31, 2019 and December 31, 2018 was 6.1:1 and 6.3:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases of investments divided by total equity, at March 31, 2019 and December 31, 2018 was 7.0:1. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of debt issued by securitization vehicles), was 12.0% and 12.1% at March 31, 2019 and December 31, 2018, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Risk Management
We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to identify, measure and monitor these risks.
Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk management culture throughout Annaly focused on awareness which supports appropriate understanding and management of our key risks. Each employee of our Manager is accountable for monitoring and managing risk within their area of responsibility.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act.

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
Risk assessment and risk management are the responsibility of our management. A series of management committees has oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Four primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (“ERC”), Asset and Liability Committee (“ALCO”), Investment Committee and the Financial Reporting and Disclosure Committee (“FRDC”). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations, including oversight and approval authority over all aspects of our enterprise risk management.
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

Funding
Our primary financing sources are repurchase agreements provided through counterparty arrangements and through Arcola, other secured financing including funding from the Federal Home Loan Bank (“FHLB”), debt issued by securitization vehicles, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either used to collateralize additional borrowings or sold.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2019, the weighted average days to maturity was 72 days.
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
We maintain access to FHLB funding through our captive insurance subsidiary Truman Insurance Company LLC (“Truman”). We finance eligible Agency, residential credit and commercial investments through the FHLB. A 2016 rule from the FHFA requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership at the time the rule was enacted, Truman was granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative or other action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period.
We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, CLO securitization funding, mortgage financing and note sales.
At March 31, 2019, we had total financial assets and cash pledged against existing liabilities of $99.4 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2019 compared to the same period in 2018, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2019.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter ended	(dollars in thousands)
March 31, 2019	$87,781,404	$88,554,170	$3,937,769	$523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
March 31, 2017	64,961,511	62,719,087	1,738,333	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2019. The weighted average remaining maturity on our repurchase agreements and other secured financing was 101 days at March 31, 2019:

	March 31, 2019
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$19,083,282	3.41%	20.6%
2 to 29 days	19,107,841	2.64%	20.6%
30 to 59 days	5,220,636	2.68%	5.6%
60 to 89 days	20,762,400	2.69%	22.4%
90 to 119 days	1,867,443	2.70%	2.0%
Over 120 days (1)	26,657,191	2.84%	28.8%
Total	$92,698,793	2.87%	100.0%

(1)	Approximately 4% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2019:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$88,554,170	2.86%	2.64%	72
Other secured financing (2)	4,144,623	3.21%	3.26%	724
Securitized debt of consolidated VIEs (3)	3,679,002	3.84%	3.82%	4,801
Mortgages payable (3)	516,113	4.11%	4.18%	4,646
Total indebtedness	$96,893,908

(1)	Determined based on estimated weighted-average lives of the underlying debt instruments.

(2)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.

(3)	Non-recourse to Annaly.

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2019:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,338,507	$184,098	$1,522,605
Reverse repurchase agreements (1)	—	523,449	523,449
Investments, at carrying value (2)
Agency mortgage-backed securities	94,303,814	5,615,582	99,919,396
Credit risk transfer securities	431,210	176,735	607,945
Non-agency mortgage-backed securities	935,773	190,834	1,126,607
Residential mortgage loans (3)	2,450,515	286,873	2,737,388
MSRs	3,260	497,485	500,745
Commercial real estate debt investments (3)	3,114,394	469	3,114,863
Commercial real estate debt and preferred equity, held for investment	428,219	294,743	722,962
Corporate debt	789,261	968,821	1,758,082
Loans held for sale, net	42,035	44,525	86,560
Other assets (4)	—	225,872	225,872
Total financial assets	$103,836,988	$9,009,486	$112,846,474

(1)	The collateral received in connection with reverse repurchase agreements was not sold or repledged as of March 31, 2019.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Includes assets transferred or pledged to securitization vehicles.

(4)	Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2019:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,522,605
Reverse repurchase agreements	523,449
Residential securities (2)	101,653,575
Residential mortgage loans (3)	1,311,720
Commercial real estate debt investments (4)	175,231
Commercial real estate debt and preferred equity, held for investment	471,019
Corporate debt	1,187,997
Loans held for sale, net	86,560
Total liquid assets	$106,932,156
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	98.57%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $99.4 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2019. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $1.4 billion.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.9 billion.

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
Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2019 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,522,605	$—	$—	$—	$1,522,605
Reverse repurchase agreements	523,449	—	—	—	523,449
Agency mortgage-backed securities (principal)	—	—	4,536,939	93,805,914	98,342,853
Credit risk transfer securities (principal)	—	—	—	593,949	593,949
Non-agency mortgage-backed securities (principal)	—	13,317	95,431	1,036,498	1,145,246
Commercial mortgage-backed securities (principal)	—	—	—	180,992	180,992
Total securities	—	13,317	4,632,370	95,617,353	100,263,040
Residential mortgage loans (principal)	—	—	—	1,288,710	1,288,710
Commercial real estate debt investments (principal)	—	—	—	—	—
Commercial real estate debt and preferred equity (principal)	319,249	191,628	119,559	104,794	735,230
Corporate debt (principal)	—	6,673	104,352	1,708,208	1,819,233
Total loans	319,249	198,301	223,911	3,101,712	3,843,173
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	4,448,361	4,448,361
Total financial assets - maturity	2,365,303	211,618	4,856,281	103,167,426	110,600,628
Effect of utilizing reset dates (1)	6,707,784	2,938,842	(1,738,471)	(7,908,155)	—
Total financial assets - interest rate sensitive	$9,073,087	$3,150,460	$3,117,810	$95,259,271	$110,600,628
Financial liabilities
Repurchase agreements	$64,174,159	$24,302,087	$77,924	$—	$88,554,170
Other secured financing	—	90,000	3,555,992	498,631	4,144,623
Debt issued by securitization vehicles (principal)	—	—	883,500	2,795,502	3,679,002
Total financial liabilities - maturity	64,174,159	24,392,087	4,517,416	3,294,133	96,377,795
Effect of utilizing reset dates (1)(2)	(58,721,985)	15,974,867	10,922,401	31,824,717
Total financial liabilities - interest rate sensitive	$5,452,174	$40,366,954	$15,439,817	$35,118,850	$96,377,795

Maturity gap	$(61,808,856)	$(24,180,469)	$338,865	$99,873,293	$14,222,833

Cumulative maturity gap	$(61,808,856)	$(85,989,325)	$(85,650,460)	$14,222,833

Interest rate sensitivity gap	$3,620,913	$(37,216,494)	$(12,322,007)	$60,140,421	$14,222,833

Cumulative rate sensitivity gap	$3,620,913	$(33,595,581)	$(45,917,588)	$14,222,833
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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2019. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2019. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(42.2%)	(0.1%)	(0.9%)
-50 Basis points	(26.9%)	—%	—%
-25 Basis points	(12.4%)	0.1%	0.5%
+25 Basis points	10.0%	(0.2%)	(1.3%)
+50 Basis points	17.2%	(0.5%)	(3.6%)
+75 Basis points	28.2%	(0.9%)	(6.8%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.4%	10.8%
-15 Basis points	0.8%	6.5%
-5 Basis points	0.3%	2.2%
+5 Basis points	(0.3%)	(2.0%)
+15 Basis points	(0.8%)	(6.2%)
+25 Basis points	(1.3%)	(10.3%)
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition, based on balance sheet values, at March 31, 2019 and December 31, 2018 was as follows:

	March 31, 2019	December 31, 2018
Category
Agency mortgage-backed securities	90.1%	88.8%
Credit risk transfer securities	0.5%	0.5%
Non-agency mortgage-backed securities	1.0%	1.1%
Residential mortgage loans (1)	2.4%	2.4%
Mortgage servicing rights	0.4%	0.5%
Commercial real estate (1) (2)	4.0%	4.9%
Corporate debt	1.6%	1.8%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table summarizes our exposure to counterparties by geography at March 31, 2019:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Country	(dollars in thousands)
North America	33	$62,717,097	$(179,000)	$2,501,891
Europe	13	20,169,939	(304,465)	2,063,706
Asia (non-Japan)	1	648,448	—	34,118
Japan	4	5,018,686	—	291,787
Total	51	$88,554,170	$(483,465)	$4,891,502
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

Compliance, Regulatory and Legal Risk Management
Our business is organized as a REIT, and we seek to continue to meet the requirements for taxation as a REIT. The determination that we are a REIT requires an analysis of various factual matters and circumstances.  Accordingly, we closely monitor our REIT status within our risk management program.
The financial services industry is highly regulated and receives significant attention from regulators, which may impact both our company as well as our business strategy. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us. Our risk management framework is designed to identify, measure and monitor these risks under the oversight of the ERC.
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. The determination that we qualify for this exemption from registration depends on various factual matters and circumstances. Accordingly, in conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program. The monitoring of this risk is also under the oversight of the ERC.
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the U.S. Commodity Futures Trading Commission (“CFTC”) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (“CPO”), and, absent relief from the Division of Swap Dealer and Intermediary Oversight or the CFTC, to register as CPOs. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service. While we disagree with the CFTC’s position that mortgage REITs that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

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

Residential Mortgage Loans
There is an active market for the residential whole loans in which we invest. Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there are observable inputs in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the swap curve and the underlying characteristics of the individual loans, which may include loan term, coupon, and reset dates. Prepayment rates are difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans. Internal fair values are generally compared to external pricing sources to determine reasonableness.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Collateralized Loan Obligation (“CLO”)
A securitization collateralized by loans and other debt instruments.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
Item 2. Management’s Discussion and Analysis

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

Residual
In securitizations, the residual is the tranche that collects any cash flow from the collateral that remains after obligations to the other tranches have been met.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At March 31, 2019, we were not party to any pending material legal proceedings.

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

10.1
Amendment No. 1 to Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of March 27, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 28, 2019).*

31.1
Certification of Kevin G. Keyes, Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
†              Submitted electronically herewith.  Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition at March 31, 2019

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

(Unaudited) and December 31, 2018 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2018); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements (Unaudited).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 2, 2019	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	May 2, 2019	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)

II-1