Form 10-Q
period 2019-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2019-08-02
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _________________
COMMISSION FILE NUMBER:  1-13447

ANNALY CAPITAL MANAGEMENT INC
(Exact Name of Registrant as Specified in its Charter)

Maryland		22-3479661
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

1211 Avenue of the Americas
New York,	New York	10036
(Address of principal executive offices)		(Zip Code)
(212) 696-0100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NLY	New York Stock Exchange
7.50% Series D Cumulative Redeemable Preferred Stock	NLY.D	New York Stock Exchange
6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.F	New York Stock Exchange
6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.G	New York Stock Exchange
6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	NLY.I	New York Stock Exchange

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

The number of shares of the registrant’s Common Stock outstanding on July 26, 2019 was 1,456,263,410.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2019 (Unaudited) and December 31, 2018 (Derived from the audited consolidated financial statements at December 31, 2018)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2019 and 2018	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2019 and 2018	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	18
Note 8. Variable Interest Entities	18
Note 9. Real Estate	21
Note 10. Derivative Instruments	22
Note 11. Fair Value Measurements	28
Note 12. Goodwill and Intangible Assets	30
Note 13. Secured Financing	31
Note 14. Capital Stock	34
Note 15. Interest Income and Interest Expense	36
Note 16. Net Income (Loss) per Common Share	37
Note 17. Income Taxes	37
Note 18. Risk Management	38
Note 19. Related Party Transactions	39
Note 20. Lease Commitments and Contingencies	40
Note 21. Arcola Regulatory Requirements	41
Note 22. Acquisition of MTGE Investment Corp.	41
Note 23. Subsequent Events	43
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Special Note Regarding Forward-Looking Statements	44
Overview	46
Business Environment	46
Results of Operations	47
Financial Condition	56
Capital Management	60
Risk Management	62
Critical Accounting Policies and Estimates	71
Glossary of Terms	72
Item 3. Quantitative and Qualitative Disclosures about Market Risk	80
Item 4. Controls and Procedures	80
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	81
Item 1A. Risk Factors	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 6. Exhibits	81
SIGNATURES	83

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2019	2018 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,764,012 and $1,581,775, respectively) (2)	$1,982,311	$1,735,749
Securities (includes pledged assets of $113,624,573 and $87,193,316, respectively) (3)	119,926,869	92,623,788
Loans, net (includes pledged assets of $2,614,982 and $2,997,051, respectively) (4)	3,546,468	4,585,975
Mortgage servicing rights (includes pledged assets of $2,982 and $3,616, respectively)	425,328	557,813
Assets transferred or pledged to securitization vehicles	4,211,582	3,833,200
Real estate, net	733,196	739,473
Derivative assets	75,142	200,503
Reverse repurchase agreements	—	650,040
Receivable for unsettled trades	5,322	68,779
Interest receivable	440,940	357,365
Goodwill and intangible assets, net	96,591	100,854
Other assets	357,027	333,988
Total assets	$131,800,776	$105,787,527
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$105,181,241	$81,115,874
Other secured financing	4,127,989	4,183,311
Debt issued by securitization vehicles	3,470,168	3,347,062
Mortgages payable	498,772	511,056
Derivative liabilities	1,043,197	889,750
Payable for unsettled trades	620,784	583,036
Interest payable	691,327	570,928
Dividends payable	364,066	394,129
Other liabilities	95,825	74,580
Total liabilities	116,093,369	91,669,726
Stockholders’ equity
Preferred stock, par value $0.01 per share, 92,150,000 and 75,950,000 authorized, 87,200,000 and 73,400,000 issued and outstanding, respectively	2,110,346	1,778,168
Common stock, par value $0.01 per share, 2,907,850,000 and 1,924,050,000 authorized, 1,456,263,410 and 1,313,763,450 issued and outstanding, respectively	14,562	13,138
Additional paid-in capital	20,195,419	18,794,331
Accumulated other comprehensive income (loss)	1,365,003	(1,979,865)
Accumulated deficit	(7,982,649)	(4,493,660)
Total stockholders’ equity	15,702,681	14,112,112
Noncontrolling interests	4,726	5,689
Total equity	15,707,407	14,117,801
Total liabilities and equity	$131,800,776	$105,787,527

(1)	Derived from the audited consolidated financial statements at December 31, 2018.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $48.3 million and $30.4 million at June 30, 2019 and December 31, 2018, respectively.

(3)
Excludes $327.9 million and $83.6 million at June 30, 2019 and December 31, 2018, respectively, of non-Agency mortgage-backed securities and $168.0 million and $224.3 million at June 30, 2019 and December 31, 2018, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)
Includes $119.7 million and $97.5 million of residential mortgage loans held for sale, $41.9 million and $42.2 million of commercial mortgage loans held for sale and $26.9 million and $0 of corporate loans held for sale at June 30, 2019 and December 31, 2018, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income
Interest income	$927,598	$776,806	$1,793,784	$1,656,293
Interest expense	750,217	442,692	1,397,912	810,113
Net interest income	177,381	334,114	395,872	846,180
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	83,653	31,475	217,688	(16,685)
Realized gains (losses) on termination or maturity of interest rate swaps	(167,491)	—	(755,747)	834
Unrealized gains (losses) on interest rate swaps	(1,276,019)	343,475	(1,666,575)	1,320,760
Subtotal	(1,359,857)	374,950	(2,204,634)	1,304,909
Net gains (losses) on disposal of investments	(38,333)	(66,117)	(132,249)	(52,649)
Net gains (losses) on other derivatives	(506,411)	34,189	(621,570)	(12,956)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(4,881)	(48,376)	42,748	(99,969)
Loan loss provision	—	—	(5,703)	—
Subtotal	(549,625)	(80,304)	(716,774)	(165,574)
Total realized and unrealized gains (losses)	(1,909,482)	294,646	(2,921,408)	1,139,335
Other income (loss)	28,181	34,170	58,683	68,193
General and administrative expenses
Compensation and management fee	44,231	45,579	89,064	90,108
Other general and administrative expenses	34,177	18,202	73,081	36,183
Total general and administrative expenses	78,408	63,781	162,145	126,291
Income (loss) before income taxes	(1,782,328)	599,149	(2,628,998)	1,927,417
Income taxes	(5,915)	3,262	(3,334)	3,826
Net income (loss)	(1,776,413)	595,887	(2,625,664)	1,923,591
Net income (loss) attributable to noncontrolling interests	(83)	(32)	(184)	(128)
Net income (loss) attributable to Annaly	(1,776,330)	595,919	(2,625,480)	1,923,719
Dividends on preferred stock (1)	32,422	31,377	64,916	65,143
Net income (loss) available (related) to common stockholders	$(1,808,752)	$564,542	$(2,690,396)	$1,858,576
Net income (loss) per share available (related) to common stockholders
Basic	$(1.24)	$0.49	$(1.88)	$1.60
Diluted	$(1.24)	$0.49	$(1.88)	$1.60
Weighted average number of common shares outstanding
Basic	1,456,038,736	1,160,436,777	1,427,485,102	1,160,029,575
Diluted	1,456,038,736	1,160,979,451	1,427,485,102	1,160,543,580
Other comprehensive income (loss)
Net income (loss)	$(1,776,413)	$595,887	$(2,625,664)	$1,923,591
Unrealized gains (losses) on available-for-sale securities	1,654,783	(505,130)	3,254,181	(2,384,609)
Reclassification adjustment for net (gains) losses included in net income (loss)	29,596	70,763	90,687	76,182
Other comprehensive income (loss)	1,684,379	(434,367)	3,344,868	(2,308,427)
Comprehensive income (loss)	(92,034)	161,520	719,204	(384,836)
Comprehensive income (loss) attributable to noncontrolling interests	(83)	(32)	(184)	(128)
Comprehensive income (loss) attributable to Annaly	(91,951)	161,552	719,388	(384,708)
Dividends on preferred stock (1)	32,422	31,377	64,916	65,143
Comprehensive income (loss) attributable to common stockholders	$(124,373)	$130,175	$654,472	$(449,851)

(1)	The three and six months ended June 30, 2019 include cumulative and undeclared dividends of $0.3 million on the Company's Series I Preferred Stock as of June 30, 2019.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2019	2018	2019	2018
Preferred stock
Beginning of period	$1,778,168	$1,723,168	$1,778,168	$1,720,381
Issuance	387,178	—	387,178	411,335
Redemption	(55,000)	—	(55,000)	(408,548)
End of period	$2,110,346	$1,723,168	$2,110,346	$1,723,168
Common stock
Beginning of period	$14,481	$11,597	$13,138	$11,596
Issuance	80	46	1,422	46
Direct purchase and dividend reinvestment	1	—	2	1
End of period	$14,562	$11,643	$14,562	$11,643
Additional paid-in capital
Beginning of period	$20,112,875	$17,218,191	$18,794,331	$17,221,265
Stock compensation expense	1,633	1,488	1,811	1,621
Issuance	80,009	48,117	1,397,484	48,117
Redemption of preferred stock	—	—	—	(3,952)
Direct purchase and dividend reinvestment	902	800	1,793	1,545
End of period	$20,195,419	$17,268,596	$20,195,419	$17,268,596
Accumulated other comprehensive income (loss)
Beginning of period	$(319,376)	$(3,000,080)	$(1,979,865)	$(1,126,020)
Unrealized gains (losses) on available-for-sale securities	1,654,783	(505,130)	3,254,181	(2,384,609)
Reclassification adjustment for net gains (losses) included in net income (loss)	29,596	70,763	90,687	76,182
End of period	$1,365,003	$(3,434,447)	$1,365,003	$(3,434,447)
Accumulated deficit
Beginning of period	$(5,809,931)	$(2,015,612)	$(4,493,660)	$(2,961,749)
Net income (loss) attributable to Annaly	(1,776,330)	595,919	(2,625,480)	1,923,719
Dividends declared on preferred stock (1)	(32,122)	(31,377)	(64,616)	(65,143)
Dividends and dividend equivalents declared on common stock and share-based awards (1)	(364,266)	(349,300)	(798,893)	(697,197)
End of period	$(7,982,649)	$(1,800,370)	$(7,982,649)	$(1,800,370)
Total stockholder’s equity	$15,702,681	$13,768,590	$15,702,681	$13,768,590
Noncontrolling interests
Beginning of period	$5,227	$5,671	$5,689	$6,100
Net income (loss) attributable to noncontrolling interests	(83)	(32)	(184)	(128)
Equity contributions from (distributions to) noncontrolling interests	(418)	(373)	(779)	(706)
End of period	$4,726	$5,266	$4,726	$5,266
Total equity	$15,707,407	$13,773,856	$15,707,407	$13,773,856

(1) See Note titled “Capital Stock” for dividends per share for each class of shares.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(2,625,664)	$1,923,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	569,406	289,693
Amortization of securitized debt premiums and discounts and deferred financing costs	(11,020)	(202)
Depreciation, amortization and other noncash expenses	16,538	12,907
Net (gains) losses on disposals of investments	132,249	52,649
Net (gains) losses on investments and derivatives	2,245,397	(1,207,835)
Income from unconsolidated joint ventures	2,681	5,067
Loan loss provision	5,703	—
Payments on purchases of loans held for sale	(134,504)	(110,350)
Proceeds from sales and repayments of loans held for sale	113,835	46,721
Net receipts (payments) on derivatives	(2,051,618)	1,286,408
Net change in
Other assets	(20,707)	(98,456)
Interest receivable	(75,283)	759
Interest payable	120,399	225,371
Other liabilities	26,498	(136,273)
Net cash provided by (used in) operating activities	(1,686,090)	2,290,050
Cash flows from investing activities
Payments on purchases of Residential Securities	(43,574,404)	(7,309,307)
Proceeds from sales of Residential Securities	13,096,706	3,365,971
Principal payments on Residential Securities	6,062,830	5,664,811
Payments on purchases of MSRs	—	(381)
Payments on purchases of corporate debt	(250,247)	(464,496)
Proceeds from sales of corporate debt	235,131	—
Principal payments on corporate debt	87,242	226,723
Originations and purchases of commercial real estate investments	(438,218)	(358,179)
Proceeds from sales of commercial real estate investments	193,846	28,079
Principal repayments on commercial real estate investments	1,570,693	395,325
Proceeds from sales of real estate	6,661	—
Proceeds from reverse repurchase agreements	59,546,512	41,248,786
Payments on reverse repurchase agreements	(58,896,472)	(41,508,548)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	256	4,133
Payments on purchases of residential mortgage loans held for investment	(972,812)	(373,051)
Proceeds from repayments of residential mortgage loans held for investment	316,406	153,722
Net cash provided by (used in) investing activities	(23,015,870)	1,073,588
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,807,924,726	2,727,664,289
Principal payments on repurchase agreements and other secured financing	(2,783,914,681)	(2,729,676,977)
Proceeds from issuances of securitized debt	1,614,580	279,203
Principal repayments on securitized debt	(1,497,815)	(488,335)
Payment of deferred financing cost	(4,524)	—
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,787,879	461,044
Redemptions of preferred stock	(55,000)	(412,500)
Principal payments on mortgages payable	(12,475)	—
Net contributions (distributions) from (to) noncontrolling interests	(779)	(706)
Dividends paid	(893,389)	(760,916)
Net cash provided by (used in) financing activities	24,948,522	(2,934,898)
Net (decrease) increase in cash and cash equivalents	$246,562	$428,740
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,735,749	706,589
Cash and cash equivalents including cash pledged as collateral, end of period	$1,982,311	$1,135,329
Supplemental disclosure of cash flow information
Interest received	$2,296,054	$1,879,931
Dividends received	$4,186	$3,355
Interest paid (excluding interest paid on interest rate swaps)	$1,277,824	$740,186
Net interest paid on interest rate swaps	$(190,108)	$(141,772)
Taxes received (paid)	$204	$136
Noncash investing activities
Receivable for unsettled trades	$5,322	$21,728
Payable for unsettled trades	$620,784	$1,108,834
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$3,344,868	$(2,308,427)
Noncash financing activities
Dividends declared, not yet paid	$364,066	$349,300

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.8 billion and $1.6 billion at June 30, 2019 and December 31, 2018.
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
Fair Value Measurements and the Fair Value Option – The Company reports various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option (“FVO”). The Company chooses to elect the fair value option in order to simplify the accounting treatment for certain financial instruments. Items for which the fair value option has been elected are presented at fair value in the Consolidated Statements of Financial Condition and any change in fair value is recorded in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). For additional information regarding financial instruments for which the Company has elected the fair value option see the table in the “Financial Instruments” Note.
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
January 1, 2020 (early adoption permitted)
The Company plans to adopt the new standard on its effective date. While the Company is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. The Company has decided to apply a probability of default methodology to loans and loan commitments that will be impacted by the adoption and is continuing to assess the impact on the consolidated financial statements and determine appropriate internal controls and financial statement disclosures. Further, based on the amended guidance for available-for-sale debt securities, the Company does not expect a significant impact to its securities portfolio.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2019 and December 31, 2018.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2019	December 31, 2018
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$117,336,519	$89,840,322
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	865,521	912,673
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	491,969	552,097
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,097,752	1,161,938
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	63,968	138,242
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	71,140	18,516
Total securities			119,926,869	92,623,788
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,061,124	1,359,806
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	623,705	1,296,803
Loans, net	Commercial loans held for sale, net	Lower of amortized cost or fair value	41,896	42,184
Loans, net	Corporate debt, held for investment	Amortized cost	1,792,837	1,887,182
Loans, net	Corporate debt held for sale, net	Lower of amortized cost or fair value	26,906	—
Total loans, net			3,546,468	4,585,975
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,106,981	1,094,831
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,314,701	2,738,369
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	789,900	—
Total assets transferred or pledged to securitization vehicles			4,211,582	3,833,200
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	—	650,040
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	105,181,241	81,115,874
Other secured financing	Loans	Amortized cost	4,127,989	4,183,311
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,470,168	3,347,062
Mortgages payable	Loans	Amortized cost	498,772	511,056
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
When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three or six months ended June 30, 2019 and 2018.
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
Non-Agency Mortgage-Backed Securities - The Company invests in non-Agency mortgage-backed securities such as those issued in prime loan, Alt-A loan, subprime loan, non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.
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
The following represents a rollforward of the activity for the Company’s securities for the six months ended June 30, 2019:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$92,467,030	$156,758	$92,623,788
Purchases	50,015,524	107,718	50,123,242
Sales	(19,548,899)	(92,366)	(19,641,265)
Principal paydowns	(6,062,713)	(43,105)	(6,105,818)
(Amortization) / accretion	(566,071)	349	(565,722)
Fair value adjustment	3,486,890	5,754	3,492,644
Ending balance June 30, 2019	$119,791,761	$135,108	$119,926,869

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s Residential Investment Securities portfolio that was carried at their fair value at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$105,780,191	$4,540,458	$(39,619)	$110,281,030	$1,584,896	$(343,418)	$111,522,508
Adjustable-rate pass-through	3,260,731	167,235	(1,416)	3,426,550	10,032	(70,286)	3,366,296
CMO	10,156	47	—	10,203	281	—	10,484
Interest-only	5,175,612	1,016,856	—	1,016,856	3,223	(192,330)	827,749
Multifamily	2,242,153	19,191	(2,499)	2,258,845	178,386	—	2,437,231
Reverse mortgages	34,320	3,861	—	38,181	—	(409)	37,772
Total agency securities	$116,503,163	$5,747,648	$(43,534)	$117,031,665	$1,776,818	$(606,443)	$118,202,040
Residential credit
CRT (1)	$481,758	$19,561	$(2,406)	$483,988	$10,817	$(2,836)	$491,969
Alt-A	204,398	341	(30,027)	174,712	16,847	(71)	191,488
Prime	257,216	1,157	(19,093)	239,280	17,389	(189)	256,480
Prime interest-only	188,979	2,407	—	2,407	—	(162)	2,245
Subprime	439,485	2,854	(59,535)	382,804	41,809	(143)	424,470
NPL/RPL	8,431	—	(15)	8,416	20	—	8,436
Prime jumbo (>=2010 vintage)	204,020	1,069	(4,369)	200,720	5,054	—	205,774
Prime jumbo (>=2010 vintage) Interest-only	611,050	9,730	—	9,730	386	(1,257)	8,859
Total residential credit securities	$2,395,337	$37,119	$(115,445)	$1,502,057	$92,322	$(4,658)	$1,589,721
Total Residential Securities	$118,898,500	$5,784,767	$(158,979)	$118,533,722	$1,869,140	$(611,101)	$119,791,761
Commercial
Commercial Securities	$136,666	$349	$(8,460)	$128,555	$6,553	$—	$135,108
Total securities	$119,035,166	$5,785,116	$(167,439)	$118,662,277	$1,875,693	$(611,101)	$119,926,869

	December 31, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,144,650	$3,810,808	$(36,987)	$84,918,471	$264,443	$(2,130,362)	$83,052,552
Adjustable-rate pass-through	4,835,983	247,981	(1,337)	5,082,627	7,127	(151,770)	4,937,984
CMO	11,113	53	—	11,166	55	—	11,221
Interest-only	6,007,008	1,179,855	—	1,179,855	1,446	(307,412)	873,889
Multifamily	1,802,292	12,329	(5,332)	1,809,289	32,753	(3,477)	1,838,565
Reverse mortgages	34,650	4,175	—	38,825	69	(110)	38,784
Total agency investments	$93,835,696	$5,255,201	$(43,656)	$93,040,233	$305,893	$(2,593,131)	$90,752,995
Residential credit
CRT	$542,374	$28,444	$(15,466)	$555,352	$7,879	$(11,134)	$552,097
Alt-A	202,889	349	(31,238)	172,000	10,559	(198)	182,361
Prime	353,108	2,040	(23,153)	331,995	12,821	(830)	343,986
Subprime	423,166	1,776	(65,005)	359,937	35,278	(594)	394,621
NPL/RPL	3,431	—	(30)	3,401	37	—	3,438
Prime jumbo (>=2010 vintage)	225,567	1,087	(4,691)	221,963	1,439	(2,744)	220,658
Prime jumbo (>=2010 vintage) Interest-only	860,085	12,820	—	12,820	4,054	—	16,874
Total residential credit securities	$2,610,620	$46,516	$(139,583)	$1,657,468	$72,067	$(15,500)	$1,714,035
Total Residential Securities	$96,446,316	$5,301,717	$(183,239)	$94,697,701	$377,960	$(2,608,631)	$92,467,030
Commercial
Commercial Securities	$155,921	$9,778	$(9,740)	$155,959	$1,659	$(860)	$156,758
Total securities	$96,602,237	$5,311,495	$(192,979)	$94,853,660	$379,619	$(2,609,491)	$92,623,788

(1)	Principal/Notional amount includes $14.9 million of a CRT interest-only security as of June 30, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Investment Type	(dollars in thousands)
Fannie Mae	$75,009,975	$60,270,432
Freddie Mac	43,049,088	30,397,556
Ginnie Mae	142,977	85,007
Total	$118,202,040	$90,752,995

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at June 30, 2019 and December 31, 2018, according to their estimated weighted average life classifications:

	June 30, 2019		December 31, 2018
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$19,692	$19,917	$13,447	$13,670
Greater than one year through five years	43,936,556	43,160,455	11,710,172	11,928,973
Greater than five years through ten years	75,675,118	75,202,911	80,202,479	82,218,464
Greater than ten years	160,395	150,439	540,932	536,594
Total	$119,791,761	$118,533,722	$92,467,030	$94,697,701

The estimated weighted average lives of the Residential Securities at June 30, 2019 and December 31, 2018 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$31,909,281	$(413,704)	1,030	$22,418,036	$(432,352)	713
12 Months or more	—	—	—	43,134,843	(1,853,257)	1,476
Total	$31,909,281	$(413,704)	1,030	$65,552,879	$(2,285,609)	2,189

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
During the three and six months ended June 30, 2019, the Company disposed of $9.1 billion and $19.5 billion of Residential Securities, resulting in net realized gains (losses) of ($34.3) million and ($126.8) million, respectively. During the three and six months ended June 30, 2018, the Company disposed of $2.9 billion and $3.4 billion of Residential Securities, resulting in net realized gains (losses) of ($63.1) million and ($50.0) million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of June 30, 2019, the Company reported $1.1 billion of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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
There was no provision for loan loss recorded for the three months ended June 30, 2019. For the six months ended June 30, 2019, the Company recorded a loan loss provision of $5.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

As of June 30, 2019 and December 31, 2018, the Company’s loan loss provision was $9.2 million and $3.5 million, respectively. There was no provision for loan loss recorded as of and for the six months ended June 30, 2018.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the six months ended June 30, 2019:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$1,359,806	$1,338,987	$1,887,182	$4,585,975
Purchases	1,111,264	228,379	250,492	1,590,135
Sales and transfers (1)	(1,297,622)	(834,492)	(237,138)	(2,369,252)
Principal payments	(113,660)	(63,167)	(87,242)	(264,069)
Gains / (losses)	2,211	(5,703)	3,635	143
(Amortization) / accretion	(875)	1,597	2,814	3,536
Ending balance June 30, 2019	$1,061,124	$665,601	$1,819,743	$3,546,468

(1) Includes securitizations, syndications and transfers to securitization vehicles.

The carrying value of the Company’s residential loans held for sale was $119.7 million and $97.5 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of the Company’s commercial loans held for sale was $41.9 million and $42.2 million at June 30, 2019 and December 31, 2018, respectively. The carrying value of the Company’s corporate loans held for sale was $26.9 million and $0 at June 30, 2019 and December 31, 2018, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$3,168,105	$2,454,637
Unpaid principal balance	$3,076,415	$2,425,657

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 for these investments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Interest income	$35,025	$15,784	$65,016	$29,279
Net gains (losses) on disposal of investments	(4,605)	(3,191)	(9,828)	(4,949)
Net unrealized gains (losses) on instruments measured at fair value through earnings	25,891	(1,305)	43,712	(11,169)
Total included in net income (loss)	$56,311	$11,288	$98,900	$13,161

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2019 and December 31, 2018 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2019		December 31, 2018
Property location	% of Balance	Property location	% of Balance
California	52.5%	California	53.7%
New York	10.1%	Florida	7.1%
Florida	6.2%	New York	6.6%
All other (none individually greater than 5%)	31.2%	All other (none individually greater than 5%)	32.6%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$0 - $3,448	$455	$0 - $3,500	$457
Interest rate	2.00% - 9.25%	5.07%	2.00% - 7.75%	4.72%
Maturity	1/1/2028 - 5/1/2059	11/4/2046	1/1/2028 - 11/1/2058	1/11/2046
FICO score at loan origination	505 - 823	753	505 - 823	752
Loan-to-value ratio at loan origination	8% - 116%	67%	8% - 111%	68%
At June 30, 2019 and December 31, 2018, approximately 44% and 47%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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
At June 30, 2019, and December 31, 2018, approximately 91% and 88%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.
At June 30, 2019 and December 31, 2018, commercial real estate investments held for investment were comprised of the following:

	June 30, 2019			December 31, 2018
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$351,907	$350,398	24.6%	$988,248	$981,202	75.6%
Senior securitized mortgages (3)	795,052	789,900	55.6%	—	—	—%
Mezzanine loans	282,955	273,307	19.8%	319,663	315,601	24.4%
Total	$1,429,914	$1,413,605	100.0%	$1,307,911	$1,296,803	100.0%

(1)	Carrying value includes unamortized origination fees of $7.1 million and $7.6 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Based on outstanding principal.

(3)	Assets of a consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at June 30, 2019 and December 31, 2018:

June 30, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	210,551	840,052	19,185	1,069,788
Principal payments	(15,663)	(45,000)	(47,218)	(107,881)
Transfers	(831,229)	—	(8,675)	(839,904)
Net (increase) decrease in origination fees	4,240	(6,564)	(184)	(2,508)
Amortization of net origination fees	1,297	1,412	301	3,010
Allowance for loan losses	—	—	(5,703)	(5,703)
Net carrying value (June 30, 2019)	$350,398	$789,900	$273,307	$1,413,605

December 31, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Net carrying value (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	575,953	52,224	—	628,177
Principal payments	(216,849)	(127,575)	(9,000)	(353,424)
Net (increase) decrease in origination fees	(6,624)	(370)	—	(6,994)
Amortization of net origination fees	2,822	376	15	3,213
Allowance for loan losses	—	(3,496)	—	(3,496)
Net carrying value (December 31, 2018)	$981,202	$315,601	$—	$1,296,803

(1) Assets of a consolidated VIE.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of June 30, 2019 and December 31, 2018.

June 30, 2019
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss	Total
(dollars in thousands)
Senior mortgages	$351,907	24.6%	$221,112	$22,766	$43,639	$64,390	$—	$—	$351,907
Senior securitized mortgages (3)	795,052	55.6%	439,395	203,464	152,193	—	—	—	795,052
Mezzanine loans	282,955	19.8%	79,843	49,683	109,826	—	43,603	—	282,955
Total	$1,429,914	100.0%	$740,350	$275,913	$305,658	$64,390	$43,603	—	$1,429,914

December 31, 2018
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss	Total
(dollars in thousands)
Senior mortgages	$988,248	75.6%	$653,066	$215,792	$55,000	$64,390	$—	$—	$988,248
Mezzanine loans	319,663	24.4%	140,776	38,884	96,400	36,603	7,000	—	319,663
Total	$1,307,911	100.0%	$793,842	$254,676	$151,400	$100,993	$7,000	$—	$1,307,911

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(1)
The Company rated one loan as of June 30, 2019 and two loans as of December 31, 2018 as Substandard. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

(2)
The Company rated two loans as Doubtful and evaluated for impairment as of June 30, 2019. The Company rated one loan as Doubtful and evaluated for impairment as of December 31, 2018. The allowance for loan losses was $9.2 million and $3.5 million as of June 30, 2019 and December 31, 2018, respectively.

(3)	Assets of a consolidated VIE.

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
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at June 30, 2019 and December 31, 2018 are as follows:

	Industry Dispersion
	June 30, 2019			December 31, 2018
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and parts	$—	$41,195	$41,195	$—	$41,342	$41,342
Arrangement of transportation of freight & cargo	—	—	—	—	21,632	21,632
Coating, engraving and allied services	—	51,625	51,625	—	57,223	57,223
Computer programming, data processing & other computer related services	—	331,192	331,192	—	242,185	242,185
Drugs	—	35,909	35,909	—	35,882	35,882
Electrical work	—	42,026	42,026	—	41,760	41,760
Electronic components & accessories	—	24,000	24,000	—	24,059	24,059
Engineering, architectural & surveying	—	92,486	92,486	—	80,748	80,748
Grocery stores	—	23,338	23,338	—	23,431	23,431
Insurance agents, brokers and services	—	48,361	48,361	—	48,942	48,942
Mailing, reproduction, commercial art and photography, and stenographic	—	14,779	14,779	—	14,843	14,843
Management and public relations services	—	330,459	330,459	—	487,046	487,046
Medical and dental laboratories	—	38,620	38,620	—	26,858	26,858
Metal cans & shipping containers	—	118,368	118,368	—	118,248	118,248
Miscellaneous business services	—	19,552	19,552	—	19,622	19,622
Miscellaneous equipment rental and leasing	—	49,689	49,689	—	49,552	49,552
Miscellaneous health and allied services, not elsewhere classified	—	75,910	75,910	—	56,003	56,003
Miscellaneous plastic products	—	10,000	10,000	—	9,953	9,953
Motor vehicles and motor vehicle equipment	—	—	—	—	16,563	16,563
Motor vehicles and motor vehicle parts and supplies	—	28,996	28,996	—	29,046	29,046
Nonferrous foundries (castings)	—	12,914	12,914	—	12,948	12,948
Offices and clinics of doctors of medicine	—	102,719	102,719	—	97,877	97,877
Offices of clinics and other health practitioners	—	20,992	20,992	—	21,100	21,100
Public warehousing and storage	—	82,912	82,912	—	84,278	84,278
Research, development and testing services	—	45,610	45,610	—	33,381	33,381
Schools and educational services, not elsewhere classified	—	19,678	19,678	—	19,805	19,805
Services allied with the exchange of securities	—	—	—	—	14,877	14,877
Surgical, medical, and dental instruments and supplies	—	97,113	97,113	—	96,607	96,607
Telephone communications	—	61,300	61,300	—	61,371	61,371
Total	$—	$1,819,743	$1,819,743	$—	$1,887,182	$1,887,182

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(dollars in thousands)
First lien loans	$1,196,198	$1,346,356
Second lien loans	623,545	540,826
Total	$1,819,743	$1,887,182

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
The following table presents activity related to MSRs for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands)
Fair value, beginning of period	$500,745	$596,378	$557,813	$580,860
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	(55,749)	22,578	(98,838)	59,252
Other changes, including realization of expected cash flows	(19,668)	(19,942)	(33,647)	(41,098)
Fair value, end of period	$425,328	$599,014	$425,328	$599,014

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and six months ended June 30, 2019, the Company recognized $27.5 million and $55.2 million, respectively, and for the three and six months ended June 30, 2018, the Company recognized $27.6 million and $56.2 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $1.3 billion at June 30, 2019.  At June 30, 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at June 30, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
In February 2019, the Company closed NLY 2019-FL2 a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of June 30, 2019 a total of $635.5 million of notes were held by third parties and the Company retained or purchased $223.8 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the six months ended June 30, 2019. The aggregate unpaid principal balance of loans in the CLO was $795.1 million at June 30, 2019 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at June 30, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at June 30, 2019.
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $75.6 million at June 30, 2019.
In March 2018, the Company closed OBX 2018-1, with a face value of $327.2 million. In August 2018, the Company closed OBX 2018-EXP1 with a face value of $383.5 million. In October 2018, the Company closed OBX 2018-EXP2 with a face value of $384.0 million. In January 2019, the Company closed OBX 2019-INV1, with a face value of $394.0 million. In April 2019, the Company closed OBX 2019-EXP1 with a face value of $388.2 million. In June 2019, the Company closed OBX 2019-INV2 with a face value of $383.8 million. The OBX 2018-1 Trust, the OBX 2018-EXP1 Trust, the OBX 2018-EXP2 Trust, the OBX 2019-INV1 Trust, the OBX 2019-EXP1 Trust and the OBX 2019-INV2 Trust are referred to collectively as the “OBX Trusts”. These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. As of June 30, 2019, a total of $1.6 billion of bonds were held by third parties and the Company retained $455.2 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $3.0 million and $0 of costs during the three months ended June 30, 2019 and 2018, respectively, and $4.7 million and $1.5 million of costs during the six months ended June 30, 2019 and 2018, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $1.5 billion at June 30, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2019, the borrowing limit on this facility was $500.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $651.6 million at June 30, 2019. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At June 30, 2019, the subsidiary had an intercompany receivable of $342.8 million, which eliminates upon consolidation and an Other secured financing of $342.8 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2019, the borrowing limit on this facility was $250.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $401.1 million at June 30, 2019, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At June 30, 2019, the subsidiary had an Other secured financing of $127.0 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $200.0 million credit facility with a third party financial institution. As of June 30, 2019, the Borrower had not drawn on the credit facility.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.3 billion at June 30, 2019. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, credit facility VIEs and OBX Trusts as the transfers of loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018 are as follows:

June 30, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$48,323
Loans	—	—	119,746
Assets transferred or pledged to securitization vehicles	1,314,702	95,817	—
Mortgage servicing rights	—	—	425,328
Interest receivable	5,411	489	—
Other assets	—	—	26,800
Total assets	$1,320,113	$96,306	$620,197
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,191,231	$75,347	$—
Other secured financing	—	—	69,870
Payable for unsettled trades	—	—	20,330
Interest payable	2,000	179	—
Other liabilities	—	190	2,081
Total liabilities	$1,193,231	$75,716	$92,281

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$30,444
Loans	—	—	97,464
Assets transferred or pledged to securitization vehicles	2,738,369	105,003	—
Mortgage servicing rights	—	—	557,813
Interest receivable	11,451	539	—
Other assets	—	4	28,756
Total assets	$2,749,820	$105,546	$714,477
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,509,264	$71,324	$—
Other secured financing	—	—	68,385
Interest payable	4,594	238	—
Other liabilities	—	—	1,975
Total liabilities	$2,513,858	$71,562	$70,360

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs, OBX Trusts and CLO, at June 30, 2019 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
California	$492,586	22.7%	California	$39,860	42.4%
Texas	473,786	21.9%	Texas	13,168	14.0%
Florida	143,025	6.6%	Illinois	7,148	7.6%
Other (1)	1,058,775	48.8%	Washington	6,452	6.9%
Total	$2,168,172	100.0%	Other (1)	27,293	29.1%
			Total	$93,921	100.0%

(1)	No individual state greater than 5%.

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

There was no real estate acquired in settlement of residential mortgage loans at June 30, 2019 or December 31, 2018 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company acquired real estate holdings in connection with the MTGE Acquisition during the year ended December 31, 2018; refer to the “Acquisition of MTGE Investment Corp.” Note for additional information. There were no acquisitions of new real estate holdings during the three and six months ended June 30, 2019. The company sold one of its wholly owned triple net leased properties during the six months ended June 30, 2019 for $6.7 million and recognized a gain on sale of $2.7 million.
The weighted average amortization period for intangible assets and liabilities at June 30, 2019 is 5.1 years.  Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	June 30, 2019	December 31, 2018
Real estate, net	(dollars in thousands)
Land	$128,114	$128,742
Buildings and improvements	578,967	581,320
Furniture, fixtures and equipment	13,918	11,602
Subtotal	720,999	721,664
Less: accumulated depreciation	(78,037)	(67,026)
Total real estate held for investment, at amortized cost, net	642,962	654,638
Equity in unconsolidated joint ventures	90,234	84,835
Total real estate, net	$733,196	$739,473

Depreciation expense was $6.0 million and $11.8 million for the three and six months ended June 30, 2019, respectively. Depreciation expense was $3.6 million and $7.4 million for the three and six months ended June 30, 2018, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2019 for consolidated investments in real estate are as follows:

June 30, 2019
(dollars in thousands)
2019 (remaining)	$26,570
2020	46,349
2021	45,496
2022	41,712
2023	38,888
Later years	211,658
Total	$410,673

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At June 30, 2019, $994.4 million of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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
Swaptions – Swaptions are purchased or sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  The Company’s swaptions are not centrally cleared.  The premium paid or received for swaptions is reported as an asset or liability in the Consolidated Statements of Financial Condition. If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received or paid. If the Company sells or exercises a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.
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
The table below summarizes fair value information about our derivative assets and liabilities at June 30, 2019 and December 31, 2018:

Derivatives Instruments	June 30, 2019	December 31, 2018
Assets	(dollars in thousands)
Interest rate swaps	$5,440	$48,114
Interest rate swaptions	5,444	7,216
TBA derivatives	34,889	141,688
Futures contracts	20,388	—
Purchase commitments	3,957	844
Credit derivatives (1)	5,024	2,641
	$75,142	$200,503
Liabilities
Interest rate swaps	$677,295	$420,365
TBA derivatives	1,432	—
Futures contracts	363,165	462,309
Purchase commitments	896	33
Credit derivatives (1)	409	7,043
	$1,043,197	$889,750

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $30.0 million at June 30, 2019 and December 31, 2018. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $336.0 million and $451.0 million at June 30, 2019 and December 31, 2018, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2019 and December 31, 2018:

June 30, 2019
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$34,092,400	1.82%	2.44%	1.37
3 - 6 years	12,300,800	2.00%	2.47%	4.45
6 - 10 years	17,122,500	2.52%	2.51%	8.79
Greater than 10 years	3,578,000	3.59%	2.44%	17.56
Total / Weighted average	$67,093,700	2.12%	2.46%	4.63

December 31, 2018
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$31,900,200	1.84%	2.73%	1.21
3 - 6 years	16,603,200	2.29%	2.70%	4.30
6 - 10 years	18,060,900	2.57%	2.56%	8.62
Greater than 10 years	3,901,400	3.63%	2.59%	17.33
Total / Weighted average	$70,465,700	2.17%	2.68%	4.26

(1)	There were no forward starting swaps at June 30, 2019 and December 31, 2018.

The following table presents swaptions outstanding at June 30, 2019 and December 31, 2018.

June 30, 2019
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$3,200,000	2.87%	3M LIBOR	10.54	8.73

December 31, 2018
	Current Underlying Notional	Weighted Average Underlying Pay Rate	Weighted Average Underlying Receive Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long	$4,075,000	3.30%	3M LIBOR	10.08	3.06

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at June 30, 2019 and December 31, 2018:

June 30, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$9,469,000	$9,629,913	$9,663,370	33,457

December 31, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,803,000	$13,823,109	$13,964,797	141,688

 The following table summarizes certain characteristics of the Company’s futures derivatives at June 30, 2019 and December 31, 2018:

June 30, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(2,872,400)	1.94
U.S. Treasury futures - 5 year	—	(7,716,500)	4.39
U.S. Treasury futures - 10 year and greater	900,000	(8,430,900)	7.75
Total	$900,000	$(19,019,800)	5.61

December 31, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,166,000)	1.97
U.S. Treasury futures - 5 year	—	(6,359,400)	4.39
U.S. Treasury futures - 10 year and greater	—	(11,152,600)	7.10
Total	$—	$(18,678,000)	5.86

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018, respectively.

June 30, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$5,440	$(4,884)	$—	$556
Interest rate swaptions, at fair value	5,444	—	—	5,444
TBA derivatives, at fair value	34,889	(1,432)	—	33,457
Futures contracts, at fair value	20,388	(20,388)	—	—
Purchase commitments	3,957	—	—	3,957
Credit derivatives	5,024	(409)	—	4,615
Liabilities
Interest rate swaps, at fair value	$677,295	$(4,884)	$(96,549)	$575,862
TBA derivatives, at fair value	1,432	(1,432)	—	—
Futures contracts, at fair value	363,165	(20,388)	(342,777)	—
Purchase commitments	896	—	—	896
Credit derivatives	409	(409)	—	—

December 31, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$48,114	$(29,308)	$—	$18,806
Interest rate swaptions, at fair value	7,216	—	—	7,216
TBA derivatives, at fair value	141,688	—	—	141,688
Purchase commitments	844	—	—	844
Credit derivatives	2,641	(2,641)	—	—
Liabilities
Interest rate swaps, at fair value	$420,365	$(29,308)	$(11,856)	$379,201
Futures contracts, at fair value	462,309	—	(462,309)	—
Purchase commitments	33	—	—	33
Credit derivatives	7,043	(2,641)	(4,402)	—

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
June 30, 2019	$83,653	$(167,491)	$(1,276,019)
June 30, 2018	$31,475	$—	$343,475
For the six months ended
June 30, 2019	$217,688	$(755,747)	$(1,666,575)
June 30, 2018	$(16,685)	$834	$1,320,760

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$174,221	$(68,291)	$105,930
Net interest rate swaptions	(11,317)	(7,178)	(18,495)
Futures	(514,441)	(82,779)	(597,220)
Purchase commitments	—	1,106	1,106
Credit derivatives	1,199	1,069	2,268
Total			$(506,411)

Three Months Ended June 30, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(30,228)	$11,123	$(19,105)
Net interest rate swaptions	(35,667)	3,999	(31,668)
Futures	62,618	15,684	78,302
Purchase commitments	—	59	59
Credit derivatives	2,889	3,712	6,601
Total			$34,189

Six Months Ended June 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$387,946	$(108,231)	$279,715
Net interest rate swaptions	(41,309)	12,506	(28,803)
Futures	(1,006,182)	119,533	(886,649)
Purchase commitments	—	2,251	2,251
Credit derivatives	3,501	8,415	11,916
Total			$(621,570)

Six Months Ended June 30, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(308,127)	$29,039	$(279,088)
Net interest rate swaptions	(57,100)	71,220	14,120
Futures	557,630	(312,828)	244,802
Purchase commitments	—	425	425
Credit derivatives	4,402	2,383	6,785
Total			$(12,956)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at June 30, 2019 was approximately $952.2 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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

June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$118,202,040	$—	$118,202,040
Credit risk transfer securities	—	491,969	—	491,969
Non-Agency mortgage-backed securities	—	1,097,752	—	1,097,752
Commercial mortgage-backed securities	—	135,108	—	135,108
Loans
Residential mortgage loans	—	1,061,124	—	1,061,124
Mortgage servicing rights	—	—	425,328	425,328
Assets transferred or pledged to securitization vehicles	—	3,421,682	—	3,421,682
Derivative assets
Interest rate swaps	—	5,440	—	5,440
Other derivatives	20,388	49,314	—	69,702
Total assets	$20,388	$124,464,429	$425,328	$124,910,145
Liabilities
Debt issued by securitization vehicles	—	3,470,168	—	3,470,168
Derivative liabilities
Interest rate swaps	—	677,295	—	677,295
Other derivatives	363,165	2,737	—	365,902
Total liabilities	$363,165	$4,150,200	$—	$4,513,365

December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,752,995	$—	$90,752,995
Credit risk transfer securities	—	552,097	—	552,097
Non-Agency mortgage-backed securities	—	1,161,938	—	1,161,938
Commercial mortgage-backed securities	—	156,758	—	156,758
Loans
Residential mortgage loans	—	1,359,806	—	1,359,806
Mortgage servicing rights	—	—	557,813	557,813
Assets transferred or pledged to securitization vehicles	—	3,833,200	—	3,833,200
Derivative assets
Interest rate swaps	—	48,114	—	48,114
Other derivatives	—	152,389	—	152,389
Total assets	$—	$98,017,297	$557,813	$98,575,110
Liabilities
Debt issued by securitization vehicles	$—	$3,347,062	$—	$3,347,062
Derivative liabilities
Interest rate swaps	—	420,365	—	420,365
Other derivatives	462,309	7,076	—	469,385
Total liabilities	$462,309	$3,774,503	$—	$4,236,812

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

	June 30, 2019		December 31, 2018
Valuation Technique	Unobservable Input (1)	Range (Weighted Average )	Unobservable Input (1)	Range (Weighted Average )
Discounted cash flow	Discount rate	9.0% -12.0% (9.3%)	Discount rate	9.0% -12.0% (9.4%)
	Prepayment rate	5.9% - 37.9% (17.7%)	Prepayment rate	4.7% - 13.9% (8.0%)
	Delinquency rate	0.0% - 4.0% (2.1%)	Delinquency rate	0.0% - 5.0% (2.3%)
	Cost to service	$81 - $136 ($107)	Cost to service	$82 - $138 ($110)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2019 and December 31, 2018.

		June 30, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets		(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	3	$1,413,605	$1,421,826	$1,296,803	$1,303,487
Commercial loans held for sale, net	3	41,896	41,896	42,184	42,184
Corporate debt, held for investment	2	1,792,837	1,770,850	1,887,182	1,863,524
Corporate debt held for sale, net	2	26,906	26,906	—	—
Financial liabilities
Repurchase agreements	1,2	$105,181,241	$105,181,241	$81,115,874	$81,115,874
Other secured financing	1,2	4,127,989	4,128,155	4,183,311	4,183,805
Mortgage payable	3	498,772	524,723	511,056	507,770
(1) Includes assets of a consolidated VIE.

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
At June 30, 2019 and December 31, 2018, goodwill totaled $71.8 million.

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2019.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2018	$29,039
Intangible assets divested	(151)
Less: amortization expense	(4,112)
Balance at June 30, 2019	$24,776

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
The Company had outstanding $105.2 billion and $81.1 billion of repurchase agreements with weighted average borrowing rates of 2.44% and 2.36%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 70 days and 77 days at June 30, 2019 and December 31, 2018, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.1 billion with remaining capacity of $890.0 million at June 30, 2019.
At June 30, 2019 and December 31, 2018, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

June 30, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$23,192,254	$—	$—	$—	$—	$23,192,254	2.84%
2 to 29 days	11,125,931	175,622	478,019	—	140,311	11,919,883	2.70%
30 to 59 days	6,755,307	—	—	—	23,476	6,778,783	2.62%
60 to 89 days	26,554,485	31,380	236,605	—	23,141	26,845,611	2.63%
90 to 119 days	13,002,459	—	—	—	—	13,002,459	2.64%
Over 120 days (1)	23,102,462	—	112,162	209,980	17,647	23,442,251	2.63%
Total	$103,732,898	$207,002	$826,786	$209,980	$204,575	$105,181,241	2.69%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,661,001	284,906	353,429	—	72,840	640,465	32,012,641	3.50%
30 to 59 days	8,164,165	—	—	—	—	—	8,164,165	2.33%
60 to 89 days	18,326,399	88,630	251,441	—	23,302	—	18,689,772	2.62%
90 to 119 days	10,067,183	—	—	—	—	—	10,067,183	2.54%
Over 120 days (1)	11,263,625	—	116,434	693,939	108,115	—	12,182,113	2.92%
Total	$78,482,373	$373,536	$721,304	$693,939	$204,257	$640,465	$81,115,874	2.97%

(1)	Less than 1% and approximately 1% of the total repurchase agreements had a remaining maturity over 1 year at June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2019 and December 31, 2018. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2019		December 31, 2018
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,000,000	$107,181,241	$650,040	$81,115,874
Amounts offset	(2,000,000)	(2,000,000)	—	—
Netted amounts	$—	$105,181,241	$650,040	$81,115,874

The fair value of collateral received in connection with reverse repurchase agreements was $15.5 million as of June 30, 2019, which the Company did not repledge, and $650.0 million as of December 31, 2018, which the Company fully repledged.

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  At June 30, 2019, $90.0 million of advances from the FHLB Des Moines matures in less than one year and $3.5 billion matures between one to three years. At December 31, 2018, $3.6 billion of advances from the FHLB Des Moines matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.79% and 2.78% at June 30, 2019 and December 31, 2018, respectively. The Company held $147.9 million of capital stock in the FHLB Des Moines at June 30, 2019 and December 31, 2018, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $116.2 billion and $379.1 million, respectively, at June 30, 2019 and $90.2 billion and $303.1 million, respectively, at December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable at June 30, 2019 and December 31, 2018, were as follows:

June 30, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures (fixed)	$316,479	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures (floating)	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	83,879	85,680	2.34% - 3.98%	Fixed	2036 - 2053	First liens
Texas	31,931	33,455	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah (floating)	9,740	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah (fixed)	7,130	7,149	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,342	13,376	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,311	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,835	7,856	3.69%	Fixed	6/1/2053	First liens
Total	$498,772	$504,361

December 31, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures (fixed)	$316,275	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures (floating)	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	95,827	97,667	2.75% - 4.96%	Fixed	2019 - 2053	First liens
Texas	32,189	33,735	3.28%	Fixed	1/1/2053	First liens
Utah (floating)	9,703	9,706	L+3.50%	Floating	1/31/2019	First liens
Utah (fixed)	7,279	7,201	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,438	13,473	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,328	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,892	7,913	3.69%	Fixed	6/1/2053	First liens
Total	$511,056	$516,834

The following table details future mortgage loan principal payments at June 30, 2019:

Mortgage Loan Principal Payments
(dollars in thousands)
2019 (remaining)	$13,928
2020	29,114
2021	3,491
2022	3,709
2023	3,844
Later years	450,275
Total	$504,361

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)	Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2019 and December 31, 2018.

	Shares authorized		Shares issued and outstanding
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	Par Value
Common stock	2,907,850,000	1,924,050,000	1,456,263,410	1,313,763,450	$0.01

During the six months ended June 30, 2019, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2020. No shares were purchased pursuant to this authorization during the three and six months ended June 30, 2019.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Six Months Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	180,000	147,000
Amount raised from direct purchase and dividend reinvestment program	$1,795	$1,546

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the three and six months ended June 30, 2019, the Company issued 8.0 million shares and 56.0 million shares, respectively, for proceeds of $80.1 million and $569.1 million, respectively, net of commissions and fees, under the at-the-market sales program.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2019 and December 31, 2018. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Fixed-rate		(dollars in thousands)
Series C	7,000,000	7,000,000	7,000,000	7,000,000	$169,466	$169,466	7.625%	5/16/2017	NA	NA
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Series H	—	2,200,000	—	2,200,000	—	55,000	8.125%	5/22/2019	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	—	16,000,000	—	387,178	—	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	92,150,000	75,950,000	87,200,000	73,400,000	$2,110,346	$1,778,168

(1)    Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the three and six months ended June 30, 2019, the Company redeemed all 2.2 million of its issued and outstanding shares of 8.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for $55.0 million. The cash redemption amount for each share of Series H Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of May 31, 2019.
During the three and six months ended June 30, 2019, the Company issued 16.0 million shares of its 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series I Preferred Stock”) for gross proceeds of $400.0 million before deducting the underwriting discount and other estimated offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 2.4 million shares of Series I Preferred Stock solely to cover over-allotments.
During the six months ended June 30, 2018, the Company issued 17.0 million shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and redeemed 5.0 million shares of its 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $125.0 million and all 11.5 million of its issued and outstanding shares of 7.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) for $287.5 million.
The Series C Preferred Stock, Series D Cumulative Redeemable Preferred Stock, Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Preferred Stock and Series I Preferred Stock rank senior to the common stock of the Company.

(C)	Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$364,266	$349,300	$798,893	$697,197
Distributions declared per common share	$0.25	$0.30	$0.55	$0.60
Distributions paid to common stockholders after period end	$364,066	$349,300	$364,066	$349,300
Distributions paid per common share after period end	$0.25	$0.30	$0.25	$0.30
Date of distributions paid to common stockholders after period end	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Dividends declared to series C preferred stockholders	$3,336	$3,336	$6,672	$7,652
Dividends declared per share of series C preferred stock (1)	$0.477	$0.477	$0.953	$0.953
Dividends declared to series D preferred stockholders	$8,625	$8,625	$17,250	$17,250
Dividends declared per share of series D preferred stock	$0.469	$0.469	$0.938	$0.938
Dividends declared to series E preferred stockholders	$—	$—	$—	$2,253
Dividends declared per share of series E preferred stock	$—	$—	$—	$0.196
Dividends declared to series F preferred stockholders	$12,510	$12,510	$25,020	$25,020
Dividends declared per share of series F preferred stock	$0.434	$0.434	$0.869	$0.869
Dividends declared to series G preferred stockholders	$6,906	$6,906	$13,812	$12,968
Dividends declared per share of series G preferred stock	$0.406	$0.406	$0.813	$0.763
Dividends declared to series H preferred stockholders	$745	$—	$1,862	$—
Dividends declared per share of series H preferred stock	$0.339	$—	$0.846	$—

(1)	Includes dividends declared per share for shares outstanding at June 30, 2018.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2019 and June 30, 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	(dollars in thousands)
Residential Securities	$777,891	$662,750	1,487,665	$1,442,338
Residential mortgage loans (1)	35,025	18,868	65,016	34,373
Commercial investment portfolio (1) (2)	92,131	79,343	193,083	151,800
Reverse repurchase agreements	22,551	15,845	48,020	27,782
Total interest income	$927,598	$776,806	$1,793,784	$1,656,293
Interest expense
Repurchase agreements	683,647	400,475	1,263,161	731,849
Debt issued by securitization vehicles	34,151	18,201	68,358	33,853
Other	32,419	24,016	66,393	44,411
Total interest expense	750,217	442,692	1,397,912	810,113
Net interest income	$177,381	$334,114	$395,872	$846,180

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2019 and June 30, 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(dollars in thousands, except per share data)
Net income (loss)	$(1,776,413)	$595,887	$(2,625,664)	$1,923,591
Net income (loss) attributable to noncontrolling interests	(83)	(32)	(184)	(128)
Net income (loss) attributable to Annaly	(1,776,330)	595,919	(2,625,480)	1,923,719
Dividends on preferred stock (1)	32,422	31,377	64,916	65,143
Net income (loss) available (related) to common stockholders	$(1,808,752)	$564,542	$(2,690,396)	$1,858,576
Weighted average shares of common stock outstanding-basic	1,456,038,736	1,160,436,777	1,427,485,102	1,160,029,575
Add: Effect of stock awards, if dilutive	—	542,674	—	514,005
Weighted average shares of common stock outstanding-diluted	1,456,038,736	1,160,979,451	1,427,485,102	1,160,543,580
Net income (loss) per share available (related) to common share
Basic	$(1.24)	$0.49	$(1.88)	$1.60
Diluted	$(1.24)	$0.49	$(1.88)	$1.60

(1)	The three and six months ended June 30, 2019 include cumulative and undeclared dividends of $0.3 million of the Company's Series I Preferred Stock as of June 30, 2019.
No options to purchase shares of common stock were outstanding for the three and six months ended June 30, 2019. Options to purchase 0.5 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and six months ended June 30, 2018, respectively.

17. INCOME TAXES

For the three months ended June 30, 2019 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2019 and December 31, 2018.
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
During the three and six months ended June 30, 2019, the Company recorded ($5.9) million and ($3.3) million, respectively, of income tax benefit attributable to its TRSs. During the three and six months ended June 30, 2018, the Company recorded $3.3 million and $3.8 million, respectively of income tax expense attributable to its TRSs. The Company’s federal, state and local tax returns from 2015 and forward remain open for examination.

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
Under the Management Agreement, the Manager, subject to the supervision and direction of the Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions. The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate. In exchange for the management services, the Company pays the Manager a monthly management fee, and the Manager is responsible for providing personnel to manage the Company. Prior to the most recent amendment to the Management Agreement, which was executed on March 27, 2019, the Company had paid the Manager a flat monthly management fee equal to 1/12th of 1.05% of Stockholders’ Equity (as defined in the Management Agreement) for its management services. Pursuant to the March 27, 2019 amendment to the Management Agreement, the Company now pays the Manager a monthly management fee for its management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. The Company does not pay the Manager any incentive fees.
For the three and six months ended June 30, 2019, the compensation and management fee was $44.2 million and $89.1 million, respectively. For the three and six months ended June 30, 2018, the compensation and management fee was $45.6 million and $90.1 million, respectively.
Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. For the three and six months ended June 30, 2019, reimbursement payments to the Manager were $7.1 million and $14.3 million, respectively. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.
At June 30, 2019 and December 31, 2018 the Company had amounts payable to the Manager of $16.9 million and $16.0 million, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of six years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2019 was $0.8 million and $1.6 million, respectively.
Supplemental information related to leases as of and for the six months ended June 30, 2019 was as follows:

Operating Leases	Classification	June 30, 2019

Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$17,062
Liabilities
Operating lease liabilities (1)	Other liabilities	$21,989
Lease term and discount rate
Weighted average remaining lease term		6.2 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,856

(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2019 (remaining)	$1,856
2020	3,799
2021	3,918
2022	3,862
2023	3,862
Later years	6,757
Total lease payments	$24,054
Less imputed interest	2,065
Present value of lease liabilities	$21,989

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2019 and December 31, 2018.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At June 30, 2019 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1, at June 30, 2019 was $394.2 million with excess net capital of $393.9 million.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

23. SUBSEQUENT EVENTS

In July 2019, the Company redeemed all 7.0 million of its issued and outstanding shares of Series C Preferred Stock at a redemption price per share of $25.00 plus accumulated and unpaid dividends per share to, but not including, the redemption date.

In July 2019, the Company completed and closed its fourth securitization of residential mortgage loans for the 2019 calendar year, OBX 2019-EXP2 Trust, with a face value of $463.4 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

In July 2019, the Company issued an additional 1.7 million shares of its Series I Preferred Stock pursuant to the underwriters’ over-allotment option for additional gross proceeds of $42.5 million before deducting underwriting discounts and offering expenses.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	46
Business Environment	46
Economic Environment	46
Results of Operations	47
Net Income (Loss) Summary	47
Non-GAAP Financial Measures	47
Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	48
Premium Amortization Expense	50
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	51
Experienced and Projected Long-term CPR	51
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	52
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	53
Realized and Unrealized Gains (Losses)	53
Other Income (Loss)	55
General and Administrative Expenses	55
Return on Average Equity	55
Unrealized Gains and Losses - Available-for-Sale Investments	56
Financial Condition	56
Residential Securities	57
Contractual Obligations	59
Off-Balance Sheet Arrangements	60
Capital Management	60
Stockholders’ Equity	61
Capital Stock	61
Leverage and Capital	62
Risk Management	62
Risk Appetite	62
Governance	62
Description of Risks	63
Capital, Liquidity and Funding Risk Management	64
Funding	64
Excess Liquidity	64
Maturity Profile	66
Stress Testing	67
Liquidity Management Policies	67
Investment/Market Risk Management	68
Credit Risk Management	69
Counterparty Risk Management	69
Operational Risk Management	70
Compliance, Regulatory and Legal Risk Management	70
Critical Accounting Policies and Estimates	71
Valuation of Financial Instruments	71
Residential Securities	71
Residential Mortgage Loans	71
Commercial Real Estate Investments	71
Interest Rate Swaps	71
Revenue Recognition	71
Consolidation of Variable Interest Entities	71
Use of Estimates	71
Glossary of Terms	72

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

Business Environment
U.S. Treasuries across maturities rallied by up to 50 bps during the second quarter of 2019, driven mostly by a re-pricing of front-end rates in light of prospects for easier monetary policy and reduced inflation expectations. The market pricing now suggests expectations for an almost 100 bps decrease in the Federal Funds Target Rate (“Fed Funds rate”) by December of 2020. This market pricing was validated by dovish rhetoric from the Chairman and voting members of the Federal Open Markets Committee (“FOMC”), which have suggested that easier monetary policy will be necessary to sustain the economic expansion into its eleventh year amid several growing headwinds both domestically and from overseas. The combination of lower interest rates and the central bank’s dovish posture has decreased risk premiums across most credit assets, in turn pushing spreads tighter. In contrast, these moves have been challenging for Agency mortgage-backed securities (“MBS”). With mortgage rates falling to the lowest level since the fourth quarter of 2016, prepayment risk has significantly increased relative to the recent past. Moreover, when including the forward sales of MBS that originators typically enter into to hedge their origination pipelines, net supply of Agency MBS rose meaningfully in the second quarter of 2019. While the seasonal uptick in supply from increased housing turnover activity was long expected, the increase in refinancing activity was unexpected as it was caused by the sharp rally in rates.
While market rates rallied and Agency MBS current coupon declined 50 bps to 2.75%, current financing rates remained relatively unchanged at 2.5% from the prior quarter. This combination of increased prepayment risk, increased supply and decreasing asset spread to financing all contributed to push agency MBS spreads noticeably wider. The silver lining is that these moves have made the outlook for Agency MBS more attractive. While originators are likely to have sold their production from refinancing activity forward, investors will receive renumeration from the same refinancing with an eight to ten-week lag, which should improve the supply/demand picture. The Federal Reserve (“Fed”) cut interest rates at the July FOMC meeting, which should lower financing rates over time. Absent a further rally in rates, the spike in refinancing activity in the second quarter is likely to fade over time. Based on current market pricing, the spread between asset yields and financing rates is likely to increase going forward, in turn creating a relatively more attractive environment for Agency MBS. So far, the credit markets have been comfortable assuming that the slowdown in growth expectations are more than offset by the easing in financial conditions. However, we are reluctant to reach for yield by going further out on the credit spectrum. We continue to judiciously add to our credit portfolio in defensive sectors that we think will continue to outperform the broader markets even if growth slows down more than expected. Thus allocation to Agency MBS modestly increased in the second quarter and is likely to remain at current levels unless we see more attractive opportunities in credit in the coming months.

Economic Environment
The pace of economic growth slowed from its growth rate in the first quarter of 2019, with gross domestic product (“GDP”) registering an annualized 2.1% growth rate in the second quarter. Economic growth nonetheless included robust personal consumption, which contributed 2.9% to the annualized GDP growth rate, to offset slowdowns in other sectors of the economy.
Inflation remained below the Fed’s 2% target in the second quarter as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.4% year-over-year in June 2019. The more stable core PCE measure, which excludes volatile food and energy prices, registered an increase of 1.6% year-over-year, on a broad-based slowdown in price increases in a number of inflation-components. The Fed expects the core and headline PCE measures to rebound to levels close to their 2% target over the medium term following the shift in monetary policy seen in the quarter.
The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell from 3.8% to 3.7% during the second quarter of 2019, remaining below the Fed’s estimate of the long-run unemployment rate of 4.2%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 171,000 jobs per month in the second quarter, down from 223,000 jobs added per month in 2018. Wage growth, as measured by the year-over-year change

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

in private sector Average Hourly Earnings, slowed somewhat, reading 3.1% in the month of June 2019 compared to 3.2% in the month of March 2019.
In the second quarter, the FOMC began signaling the potential for decreases in the Federal Funds Target Rate given disappointing economic growth overseas, a slowdown in the manufacturing sector growth, lower realized inflation, and increased downside risks to the U.S. economy. At the July FOMC meeting on July 31, 2019, the Fed lowered the Federal Funds Target Rate by 25 bps to a range of 2.00% - 2.25%.
During the quarter ended June 30, 2019, the 10-year U.S. Treasury rate rallied 40 basis points as the shift in Fed communications lowered interest rates, while concerns around economic growth supported demand for safe assets, such as U.S. Treasuries. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, widened as mortgage-backed securities saw more supply as a result of seasonal factors, including higher housing turnover during the spring when most home purchases are conducted throughout the year, and investor concerns over increased refinancing activity at lower interest rate levels.
The following table presents interest rates and spreads at each date presented:

	June 30, 2019	December 31, 2018	June 30, 2018
30-Year mortgage current coupon	2.74%	3.50%	3.60%
Mortgage basis	73 bps	82 bps	74 bps
10-Year U.S. Treasury rate	2.01%	2.68%	2.86%
LIBOR
1-Month	2.40%	2.50%	2.09%
6-Month	2.20%	2.88%	2.50%

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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2019 and 2018.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Interest income	$927,598	$776,806	$1,793,784	$1,656,293
Interest expense	750,217	442,692	1,397,912	810,113
Net interest income	177,381	334,114	395,872	846,180
Realized and unrealized gains (losses)	(1,909,482)	294,646	(2,921,408)	1,139,335
Other income (loss)	28,181	34,170	58,683	68,193
Less: General and administrative expenses	78,408	63,781	162,145	126,291
Income (loss) before income taxes	(1,782,328)	599,149	(2,628,998)	1,927,417
Income taxes	(5,915)	3,262	(3,334)	3,826
Net income (loss)	(1,776,413)	595,887	(2,625,664)	1,923,591
Less: Net income (loss) attributable to noncontrolling interests	(83)	(32)	(184)	(128)
Net income (loss) attributable to Annaly	(1,776,330)	595,919	(2,625,480)	1,923,719
Less: Dividends on preferred stock (1)	32,422	31,377	64,916	65,143
Net income (loss) available (related) to common stockholders	$(1,808,752)	$564,542	$(2,690,396)	$1,858,576
Net income (loss) per share available (related) to common stockholders
Basic	$(1.24)	$0.49	$(1.88)	$1.60
Diluted	$(1.24)	$0.49	$(1.88)	$1.60
Weighted average number of common shares outstanding
Basic	1,456,038,736	1,160,436,777	1,427,485,102	1,160,029,575
Diluted	1,456,038,736	1,160,979,451	1,427,485,102	1,160,543,580
Other information
Asset portfolio at period-end	$128,843,443	$96,314,032	$128,843,443	$96,314,032
Average total assets	$125,486,663	$99,607,615	$118,920,284	$100,325,093
Average equity	$15,744,426	$13,858,396	$15,202,217	$14,196,121
Leverage at period-end (2)	7.2:1	6.0:1	7.2:1	6.0:1
Economic leverage at period-end (3)	7.6:1	6.4:1	7.6:1	6.4:1
Capital ratio (4)	11.4%	13.2%	11.4%	13.2%
Annualized return on average total assets	(5.66%)	2.39%	(4.42%)	3.83%
Annualized return on average equity	(45.13%)	17.20%	(34.54%)	27.10%
Annualized core return on average equity (excluding PAA) (5)	9.94%	11.05%	10.85%	10.83%
Net interest margin (6)	0.87%	1.53%	1.05%	1.74%
Net interest margin (excluding PAA) (5)	1.28%	1.56%	1.39%	1.54%
Average yield on interest earning assets	3.03%	3.04%	3.09%	3.24%
Average yield on interest earning assets (excluding PAA) (5)	3.48%	3.07%	3.47%	3.03%
Average cost of interest bearing liabilities (7)	2.41%	1.89%	2.29%	1.90%
Net interest spread	0.62%	1.15%	0.80%	1.34%
Net interest spread (excluding PAA) (5)	1.07%	1.18%	1.18%	1.13%
Weighted average experienced CPR for the period	11.2%	10.1%	9.3%	9.5%
Weighted average projected long-term CPR at period-end	14.5%	9.1%	14.5%	9.1%
Common stock book value per share	$9.33	$10.35	$9.33	$10.35
Interest income (excluding PAA) (5)	$1,067,361	$784,322	$2,015,418	$1,545,414
Economic interest expense (5) (7)	$666,564	$411,217	$1,180,224	$826,798
Economic net interest income (excluding PAA) (5)	$400,797	$373,105	$835,194	$718,616
Core earnings (5)	$251,390	$375,297	$602,674	$878,964
Premium amortization adjustment cost (benefit)	$139,763	$7,516	$221,634	$(110,879)
Core earnings (excluding PAA) (5)	$391,153	$382,813	$824,308	$768,085
Core earnings per common share (5)	$0.15	$0.30	$0.38	$0.70
PAA cost (benefit) per common share (5)	$0.10	$—	$0.15	$(0.09)
Core earnings (excluding PAA) per common share (5)	$0.25	$0.30	$0.53	$0.61
(1)    The three and six months ended June 30, 2019 include cumulative and undeclared dividends of $0.3 million of our Series I Preferred Stock as of June 30, 2019.
(2)    Debt consists of repurchase agreements, other secured financing, debt issued by securitization vehicles and mortgages payable. Debt issued by securitization vehicles, certain credit facilities (included within other secured financing), and mortgages payable are non-recourse to us.
(3)    Computed as the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity.
(4)    Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positions and exclusive of consolidated VIEs.
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
(7)    Average cost on interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average amortized cost during the period. Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

GAAP
Net income (loss) was ($1.8) billion, which includes ($83.0) thousand attributable to noncontrolling interests, or ($1.24) per average basic common share, for the three months ended June 30, 2019 compared to $595.9 million, which includes ($32.0) thousand attributable to noncontrolling interests, or $0.49 per average basic common share, for the same period in 2018. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps and net gains (losses) on other derivatives, and higher interest expense. Net unrealized gains (losses) on interest rate swaps was ($1.3) billion for the three months ended June 30, 2019 compared to $343.5 million for the same period in 2018. Net gains (losses) on other derivatives was ($506.4) million for the three months ended June 30, 2019 compared to $34.2 million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2. for additional information related to these changes. Interest expense increased to $750.2 million for the three months ended June 30, 2019 compared to $442.7 million for the same period in 2018, reflecting higher borrowing rates and an increase in average Interest Bearing Liabilities.
Net income (loss) was ($2.6) billion, which includes ($0.2) million attributable to noncontrolling interests, or ($1.88) per average basic common share, for the six months ended June 30, 2019 compared to $1.9 billion, which includes ($0.1) million attributable to noncontrolling interests, or $1.60 per average basic common share, for the same period in 2018. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and net gains (losses) on other derivatives. Net unrealized gains (losses) on interest rate swaps was ($1.7) billion for the six months ended June 30, 2019 compared to $1.3 billion for the same period in 2018. Realized gains (losses) on termination or maturity of interest rate swaps was ($755.7) million for the six months ended June 30, 2019 compared to $0.8 million for the same period in 2018. Net losses on other derivatives was ($621.6) million for the six months ended June 30, 2019 compared to ($13.0) million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2. for additional information related to these changes.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $391.2 million, or $0.25 per average common share, for the three months ended June 30, 2019, compared to $382.8 million, or $0.30 per average common share, for the same period in 2018. Core earnings (excluding PAA) increased during the three months ended June 30, 2019 compared to the same period in 2018 primarily due to higher coupon income resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps, partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities.
Core earnings (excluding PAA)) were $824.3 million, or $0.53 per average common share, for the six months ended June 30, 2019, compared to $768.1 million, or $0.61 per average common share, for the same period in 2018. Core earnings (excluding PAA) increased during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to higher coupon income earned resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps, partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(1,776,413)	$595,887	$(2,625,664)	$1,923,591
Net income (loss) attributable to noncontrolling interests	(83)	(32)	(184)	(128)
Net income (loss) attributable to Annaly	(1,776,330)	595,919	(2,625,480)	1,923,719
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	167,491	—	755,747	(834)
Unrealized (gains) losses on interest rate swaps	1,276,019	(343,475)	1,666,575	(1,320,760)
Net (gains) losses on disposal of investments	38,333	66,117	132,249	52,649
Net (gains) losses on other derivatives	506,411	(34,189)	621,570	12,956
Net unrealized (gains) losses on instruments measured at fair value through earnings	4,881	48,376	(42,748)	99,969
Loan loss provision	—	—	5,703	—
Adjustments to exclude components of other (income) loss
Depreciation and amortization expense related to commercial real estate (1)	10,147	—	20,261	—
Non-core (income) loss allocated to equity method investments (2)	11,327	—	20,823	—
Adjustments to exclude components of general and administrative expenses and income taxes
Transaction expenses and non-recurring items (3)	3,046	—	13,028	1,519
Income tax effect of non-core income (loss) items	(3,507)	—	(2,781)	—
Adjustments to add back components of realized and unrealized (gains) losses
TBA dollar roll income and CMBX coupon income (4)	33,229	62,491	71,363	150,844
MSR amortization (5)	(19,657)	(19,942)	(33,636)	(41,098)
Core earnings (6)	251,390	375,297	602,674	878,964
Less
Premium amortization adjustment cost (benefit)	139,763	7,516	221,634	(110,879)
Core earnings (excluding PAA) (6)	$391,153	$382,813	$824,308	$768,085
Dividends on preferred stock (7)	32,422	31,377	64,916	65,143
Core earnings attributable to common stockholders (6)	$218,968	$343,920	$537,758	$813,821
Core earnings attributable to common stockholders (excluding PAA) (6)	$358,731	$351,436	$759,392	$702,942
GAAP net income (loss) per average common share (7)	$(1.24)	$0.49	$(1.88)	$1.60
Core earnings per average common share (6) (7)	$0.15	$0.30	$0.38	$0.70
Core earnings (excluding PAA) per average common share (6) (7)	$0.25	$0.30	$0.53	$0.61
GAAP return (loss) on average equity	(45.13%)	17.20%	(34.54%)	27.10%
Core return on average equity (excluding PAA) (6)	9.94%	11.05%	10.85%	10.83%

(1)
Includes depreciation and amortization expense related to equity method investments. There were no adjustments for depreciation and amortization expense related to equity method investments prior to September 30, 2018.

(2)
Beginning with the quarter ended September 30, 2018, we exclude non-core (income) loss allocated to equity method investments, which represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR and a realized gain on sale within an unconsolidated joint venture, which are components of Other income (loss).

(3)
Represents costs incurred in connection with securitizations of residential whole loans. The six months ended June 30, 2019 also includes costs incurred in connection with the securitization of commercial loans.

(4)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively. There were no adjustments for CMBX coupon income prior to September 30, 2018.

(5)
MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on the Company’s MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.

(6)	Represents a non-GAAP financial measure.

(7)	The three and six months ended June 30, 2019 include cumulative and undeclared dividends of $0.3 million on our Series I Preferred Stock as of June 30, 2019.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Premium amortization expense	$318,587	$202,426	$566,033	$298,258
Less: PAA cost (benefit)	139,763	7,516	221,634	(110,879)
Premium amortization expense (excluding PAA)	$178,824	$194,910	$344,399	$409,137

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(per average common share)
Premium amortization expense	$0.22	$0.17	$0.40	$0.26
Less: PAA cost (benefit)	0.10	—	0.15	(0.09)
Premium amortization expense (excluding PAA)	$0.12	$0.17	$0.25	$0.35

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three months ended June 30, 2019.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
For the three months ended	(dollars in thousands)
June 30, 2019	$927,598	$139,763	$1,067,361
June 30, 2018	$776,806	$7,516	$784,322
For the six months ended
June 30, 2019	$1,793,784	$221,634	$2,015,418
June 30, 2018	$1,656,293	$(110,879)	$1,545,414

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
For the three months ended		(dollars in thousands)
June 30, 2019	$750,217	$(83,653)	$666,564	$177,381	$(83,653)	$261,034	$139,763	$400,797
June 30, 2018	$442,692	$(31,475)	$411,217	$334,114	$(31,475)	$365,589	$7,516	$373,105
For the six months ended
June 30, 2019	$1,397,912	$(217,688)	$1,180,224	$395,872	$(217,688)	$613,560	$221,634	$835,194
June 30, 2018	$810,113	$16,685	$826,798	$846,180	$16,685	$829,495	$(110,879)	$718,616

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2019	11.2%	14.5%
June 30, 2018	10.1%	9.1%
For the six months ended
June 30, 2019	9.3%	14.5%
June 30, 2018	9.5%	9.1%

(1)	For the three and six months ended June 30, 2019 and 2018, respectively.

(2)	At June 30, 2019 and 2018, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
June 30, 2019	$122,601,881	$1,067,361	3.48%	$109,628,007	$666,564	2.41%	400,797	1.07%
June 30, 2018	$102,193,435	$784,322	3.07%	$87,103,807	$411,217	1.89%	373,105	1.18%
For the six months ended
June 30, 2019	$116,274,204	$2,015,418	3.47%	$102,578,913	$1,180,224	2.29%	835,194	1.18%
June 30, 2018	$102,086,239	$1,545,414	3.03%	$87,240,130	$826,798	1.90%	718,616	1.13%
(1)    Based on amortized cost.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
June 30, 2019	$1,067,361	33,229	(750,217)	83,653	$434,026	$122,601,881	12,757,975	$135,359,856	1.28%
June 30, 2018	$784,322	62,491	(442,692)	31,475	$435,596	$102,193,435	9,407,819	$111,601,254	1.56%
For the six months ended
June 30, 2019	$2,015,418	71,363	(1,397,912)	217,688	$906,557	$116,274,204	13,842,733	$130,116,937	1.39%
June 30, 2018	$1,545,414	150,844	(810,113)	(16,685)	$869,460	$102,086,239	10,729,080	$112,815,319	1.54%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively. There were no adjustments for CMBX coupon income prior to September 30, 2018.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
June 30, 2019	$109,628,007	$112,779,398	$666,564	2.41%	2.44%	2.50%	(0.06%)	(0.03%)	(0.09%)
June 30, 2018	$87,103,807	$82,249,834	$411,217	1.89%	1.97%	2.50%	(0.53%)	(0.08%)	(0.61%)
For the six months ended
June 30, 2019	$102,578,913	$112,779,398	$1,180,224	2.29%	2.47%	2.63%	(0.16%)	(0.18%)	(0.34%)
June 30, 2018	$87,240,130	$82,249,834	$826,798	1.90%	1.81%	2.30%	(0.49%)	0.09%	(0.40%)
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $255.3 million for the three months ended June 30, 2019 compared to the same period in 2018. Economic interest expense increased by $353.4 million for the six months ended June 30, 2019 compared to the same period in 2018. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by the change in the net interest component of interest rate swaps which was $83.7 million for the three months ended June 30, 2019 compared to $31.5 million for the same period in 2018 and $217.7 million for the six months ended June 30, 2019 compared to ($16.7) million for the same period in 2018.
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
At June 30, 2019 and December 31, 2018, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and six months ended June 30, 2019 and 2018 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(1,359,857)	$374,950	(2,204,634)	1,304,909
Net gains (losses) on disposal of investments	(38,333)	(66,117)	(132,249)	(52,649)
Net gains (losses) on other derivatives	(506,411)	34,189	(621,570)	(12,956)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(4,881)	(48,376)	42,748	(99,969)
Loan loss provision	—	—	(5,703)	—
Total	$(1,909,482)	$294,646	$(2,921,408)	$1,139,335

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended June 30, 2019 and 2018

Net gains (losses) on interest rate swaps for the three months ended June 30, 2019 was ($1.4) billion compared to $375.0 million for the same period in 2018, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($1.3) billion for the three months ended June 30, 2019, reflecting a decline in forward interest rates, compared to $343.5 million for the same period in 2018, reflecting a rise in forward interest rates.
Net gains (losses) on disposal of investments was ($38.3) million for the three months ended June 30, 2019 compared to ($66.1) million for the same period in 2018. For the three months ended June 30, 2019, we disposed of Residential Securities with a carrying value of $9.1 billion for an aggregate net loss of ($34.3) million. For the same period in 2018, we disposed of Residential Securities with a carrying value of $2.9 billion for an aggregate net loss of ($63.1) million.
Net gains (losses) on other derivatives was ($506.4) million for the three months ended June 30, 2019 compared to $34.2 million for the same period in 2018. Net gains (losses) on futures contracts was ($597.2) million for the three months ended June 30, 2019 compared to $78.3 million for the same period in 2018. Net gains (losses) on TBA derivatives was $105.9 million for the three months ended June 30, 2019 compared to ($19.1) million for the same period in 2018. Net gains (losses) on interest rate swaptions was ($18.5) million for the three months ended June 30, 2019 compared to ($31.7) million for the same period in 2018.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($4.9) million for the three months ended June 30, 2019 compared to ($48.4) million for the same period in 2018, primarily due to favorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities and credit risk transfer securities, partially offset by unfavorable changes in unrealized gains (losses) on MSRs for the three months ended June 30, 2019 compared to the same period in 2018.

For the Six Months Ended June 30, 2019 and 2018

Net gains (losses) on interest rate swaps for the six months ended June 30, 2019 was ($2.2) billion compared to $1.3 billion for the same period in 2018, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($1.7) billion for the six months ended June 30, 2019, reflecting a decline in forward interest rates, compared to $1.3 billion for the same period in 2018, reflecting a rise in forward interest rates. Realized gains (losses) on termination or maturity of interest rate swaps was ($755.7) million resulting from interest rate swaps with a notional amount of $56.7 billion for the six months ended June 30, 2019 compared to $0.8 million resulting from the termination or maturity of interest rate swaps with a notional amount of $250.0 million for the same period in 2018.
Net gains (losses) on disposal of investments was ($132.2) million for the six months ended June 30, 2019 compared to ($52.6) million for the same period in 2018. For the six months ended June 30, 2019, we disposed of Residential Securities with a carrying value of $19.5 billion for an aggregate net loss of ($126.8) million. For the same period in 2018, we disposed of Residential Securities with a carrying value of $3.4 billion for an aggregate net loss of ($50.0) million.
Net gains (losses) on other derivatives was ($621.6) million for the six months ended June 30, 2019 compared to ($13.0) million for the same period in 2018. Net gains (losses) on futures contracts was ($886.6) million for the six months ended June 30, 2019 compared to $244.8 million for the same period in 2018. Net gains (losses) on TBA derivatives was $279.7 million for the six months ended June 30, 2019 compared to ($279.1) million for the same period in 2018. Net gains (losses) on interest rate swaptions was ($28.8) million for the six months ended June 30, 2019 compared to $14.1 million for the same period in 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net unrealized gains (losses) on instruments measured at fair value through earnings was $42.7 million for the six months ended June 30, 2019 compared to ($100.0) million for the same period in 2018, primarily due to favorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities, credit risk transfer securities and residential loans, partially offset by unfavorable changes in unrealized gains (losses) on MSRs for the six months ended June 30, 2019 compared to the same period in 2018.
For the six months ended June 30, 2019, a loan loss provision of ($5.7) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to this loan loss provision. No provision for loan loss was recorded for the same period in 2018.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
June 30, 2019	$78,408	0.25%	1.99%
June 30, 2018	$63,781	0.26%	1.84%
For the six months ended
June 30, 2019	$162,145	0.27%	2.13%
June 30, 2018	$126,291	0.25%	1.78%

(1)
Includes $3.0 million and $13.0 million of transaction costs incurred in connection with securitizations of residential whole loans and commercial loans for the three and six months ended June 30, 2019, respectively. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.24% and as a percentage of average equity were 1.91% for the three months ended June 30, 2019. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.25% and as a percentage of average equity were 1.96% for the six months ended June 30, 2019.

G&A expenses were $78.4 million for the three months ended June 30, 2019, an increase of $14.6 million compared to the same period in 2018. G&A expenses were $162.1 million for the six months ended June 30, 2019, an increase of $35.9 million compared to the same period in 2018. The change in each period was largely attributable to transaction costs in connection with securitizations of residential whole loans and reimbursement payments made to the Manager for certain services in connection with the management and operations of Annaly which commenced during the third quarter of 2018. The change in the six month period was also attributable to transaction costs in connection with a securitization of commercial loans during the first quarter of 2019 and higher professional fees during the six months ended June 30, 2019 compared to the same period in 2018.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2019	6.63%	(50.64%)	0.72%	(1.99%)	0.15%	(45.13%)
June 30, 2018	10.55%	7.59%	0.99%	(1.84%)	(0.09%)	17.20%
For the six months ended
June 30, 2019	8.07%	(41.25%)	0.73%	(2.13%)	0.04%	(34.54%)
June 30, 2018	11.69%	16.28%	0.96%	(1.78%)	(0.05%)	27.10%
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

	June 30, 2019	December 31, 2018
	(dollars in thousands)
Unrealized gain	$1,778,707	$306,037
Unrealized loss	(413,704)	(2,285,902)
Accumulated other comprehensive income (loss)	$1,365,003	$(1,979,865)

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
The fair value of these securities being less than amortized cost at June 30, 2019 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $131.8 billion and $105.8 billion at June 30, 2019 and December 31, 2018, respectively. The change was primarily due to increases in Agency mortgage-backed securities of $27.4 billion and assets transferred or pledged to securitization vehicles of $0.4 billion, partially offset by decreases in CRE Debt and Preferred Equity Investments of $0.7 billion and reverse repurchase agreements of $0.7 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments (2)	Investments in CRE	Corporate Debt (2)	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$118,627,368	$9,663,370	$491,969	$4,265,857	$2,905,310	$733,196	$1,819,743	$128,843,443
Debt
Repurchase agreements	103,732,898	9,469,000	207,002	826,786	414,555	—	—	105,181,241
Other secured financing	2,714,958	—	—	852,106	91,132	—	469,793	4,127,989
Debt issued by securitization vehicles	—	—	—	1,643,432	1,826,736	—	—	3,470,168
Net forward purchases	582,132	—	8,000	25,330	—	—	—	615,462
Mortgages payable	—	—	—	—	—	498,772	—	498,772
Net equity allocated	$11,597,380	$194,370	$276,967	$918,203	$572,887	$234,424	$1,349,950	$14,949,811	(4)

Net equity allocated (%)	78%	1%	2%	6%	4%	1%	9%	100%
Debt/net equity ratio	9.2:1	NM	0.8:1	3.6:1	4.1:1	2.1:1	0.3:1	7.2:1	(5)

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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at June 30, 2019 and December 31, 2018 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At June 30, 2019 and December 31, 2018 we had on our Consolidated Statements of Financial Condition a total of $159.0 million and $183.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $5.8 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended June 30, 2019 and 2018 was 11.2% and 10.1%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of June 30, 2019 and 2018 was 14.5% and 9.1%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables present our Residential Securities that were carried at fair value at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$111,522,508	$83,052,552
Adjustable-rate pass-through	3,366,296	4,937,984
CMO	10,484	11,221
Interest-only	827,749	873,889
Multifamily	2,437,231	1,838,565
Reverse mortgages	37,772	38,784
Total agency securities	$118,202,040	$90,752,995
Residential credit
CRT	$491,969	$552,097
Alt-A	191,488	182,361
Prime	256,480	343,986
Subprime	424,470	394,621
NPL/RPL	8,436	3,438
Prime jumbo (>= 2010 vintage)	205,774	220,658
Prime jumbo (>= 2010 vintage) interest-only	8,859	16,874
Total residential credit securities	$1,589,721	$1,714,035
Total Residential Securities	$119,791,761	$92,467,030
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Residential Securities (1)	(dollars in thousands)
Principal amount	$112,922,859	$89,579,223
Net premium	4,596,795	3,925,803
Amortized cost	117,504,729	93,505,026
Amortized cost / principal amount	104.06%	104.38%
Carrying value	118,952,908	91,575,882
Carrying value / principal amount	105.34%	102.23%
Weighted average coupon rate	3.99%	3.90%
Weighted average yield	3.12%	3.17%
Adjustable-rate Residential Securities (1)
Principal amount	$4,300,072	$6,020,096
Weighted average coupon rate	3.95%	3.47%
Weighted average yield	2.91%	2.87%
Weighted average term to next adjustment	10 Months	19 Months
Weighted average lifetime cap (2)	8.08%	8.04%
Principal amount at period end as % of total residential securities	3.81%	6.72%
Fixed-rate Residential Securities (1)
Principal amount	$108,622,787	$83,559,127
Weighted average coupon rate	3.99%	3.93%
Weighted average yield	3.13%	3.19%
Principal amount at period end as % of total residential securities	96.19%	93.28%
Interest-only Residential Securities
Notional amount	$5,975,641	$6,867,093
Net premium	1,028,993	1,192,675
Amortized cost	1,028,993	1,192,675
Amortized cost / notional amount	17.22%	17.37%
Carrying value	838,853	891,148
Carrying value / notional amount	14.04%	12.98%
Weighted average coupon rate	3.11%	3.10%
Weighted average yield	(0.49%)	1.73%
(1) Excludes interest-only mortgage-backed securities. (2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2019.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$464,846	$—	$464,846	5.91%	1.12%	0.35%	9.75%
Private label credit risk transfer	27,123	—	27,123	7.60%	0.29%	0.24%	8.91%
Alt-A	191,488	104,950	86,538	4.85%	10.88%	7.46%	12.65%
Prime	256,480	81,040	175,440	4.76%	6.93%	4.62%	15.96%
Prime interest-only	2,245	2,245	—	0.59%	—	0.25%	22.49%
Subprime	424,470	182,628	241,842	3.46%	13.67%	17.38%	6.07%
Re-performing loan securitizations	5,000	5,000	—	3.97%	38.54%	—%	—%
Non-performing loan securitizations	3,436	—	3,436	5.00%	65.01%	41.79%	2.27%
Prime jumbo (>=2010 vintage)	205,774	170,174	35,600	3.97%	15.18%	0.15%	17.71%
Prime jumbo (>=2010 vintage) interest-only	8,859	8,859	—	0.38%	—	0.26%	7.22%
Total/weighted average	$1,589,721	$554,896	$1,034,825	4.94%	8.89%	6.89%	16.37%

(1) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$464,846	$—	$464,846
Private label credit risk transfer	—	—	27,123	—	27,123
Alt-A	54,923	113,244	23,321	—	191,488
Prime	105,020	151,460	—	—	256,480
Prime interest-only	—	—	—	2,245	2,245
Subprime	32,459	66,589	325,422	—	424,470
Re-performing loan securitizations	—	5,000	—	—	5,000
Non-performing loan securitizations	—	3,436	—	—	3,436
Prime jumbo (>=2010 vintage)	—	205,774	—	—	205,774
Prime jumbo (>=2010 vintage) interest-only	—	—	—	8,859	8,859
Total	$192,402	$545,503	$840,712	$11,104	$1,589,721

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2019.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2019, the interest rate swaps had a net fair value of ($671.9) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$105,093,529	$87,712	$—	$—	$105,181,241
Interest expense on repurchase agreements (1)	539,773	1,763	—	—	541,536
Other secured financing	157,485	3,500,711	469,793	—	4,127,989
Interest expense on other secured financing (1)	125,174	96,208	11,250	—	232,632
Debt issued by securitization vehicles (principal)	883,500	—	—	2,631,072	3,514,572
Interest expense on debt issued by securitization vehicles	136,820	190,476	174,278	2,052,088	2,553,662
Mortgages payable (principal)	51,004	23,005	7,615	422,737	504,361
Interest expense on mortgages payable	19,930	37,790	37,790	150,304	245,814
Long-term operating lease obligations	3,712	7,792	7,723	4,827	24,054
Total	$107,010,927	$3,945,457	$708,449	$5,261,028	$116,925,861

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2019.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the six months ended June 30, 2019, we received $6.1 billion from principal repayments and $13.1 billion in cash from disposal of Residential Securities. During the six months ended June 30, 2018, we received $5.7 billion from principal repayments and $3.4 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at June 30, 2019.

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
Available Financial Resources is the actual capital held to protect against the unexpected losses measured in our capital management process and may include:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

•	Common and preferred equity

•	Other forms of equity-like capital

•	Surplus credit reserves over expected losses

•	Other loss absorption instruments

In the event we fall short of our internal limits, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Stockholders’ equity	(dollars in thousands)
7.625% Series C cumulative redeemable preferred stock	$169,466	$169,466
7.50% Series D cumulative redeemable preferred stock	445,457	445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
8.125% Series H cumulative redeemable preferred stock	—	55,000
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	387,178	—
Common stock	14,562	13,138
Additional paid-in capital	20,195,419	18,794,331
Accumulated other comprehensive income (loss)	1,365,003	(1,979,865)
Accumulated deficit	(7,982,649)	(4,493,660)
Total stockholders’ equity	$15,702,681	$14,112,112

Capital Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Six Months Ended
	June 30, 2019	June 30, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	180,000	147,000
Amount raised from direct purchase and dividend reinvestment program	$1,795	$1,546
During the six months ended June 30, 2019, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
During the three and six months ended June 30, 2019, we issued 8.0 million and 56.0 million shares, respectively, for proceeds of $80.1 million and $569.1 million, respectively, net of commissions and fees, under the at-the-market sales program.
In June 2019, we announced that our Board had authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2020. No shares were purchased pursuant to this authorization during the three and six months ended June 30, 2019.
During the three and six months ended June 30, 2019, we redeemed all 2.2 million of our issued and outstanding shares of 8.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for $55.0 million. The cash redemption amount for each share of Series H Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of May 31, 2019.
During the three and six months ended June 30, 2019, we issued 16.0 million shares of our 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of $400.0 million before deducting the underwriting discount and other estimated offering costs.
During the six months ended June 30, 2018, we issued 17.0 million shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and redeemed 5.0 million shares of our 7.625% Series C Cumulative Redeemable Preferred Stock for $125.0

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

million and all 11.5 million of our issued and outstanding shares of 7.625% Series E Cumulative Redeemable Preferred Stock for $287.5 million.

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
Our debt-to-equity ratio at June 30, 2019 and December 31, 2018 was 7.2.1 and 6.3:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases of investments divided by total equity was 7.6:1 and 7.0:1 at June 30, 2019 and December 31, 2018, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of debt issued by securitization vehicles), was 11.4% and 12.1% at June 30, 2019 and December 31, 2018, respectively.

Risk Management
We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to identify, measure and monitor these risks.
Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk management culture throughout Annaly focused on awareness which supports appropriate understanding and management of our key risks. Each employee of our Manager is accountable for identifying, monitoring and managing risk within their area of responsibility.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2019, the weighted average days to maturity was 70 days.
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
At June 30, 2019, we had total financial assets and cash pledged against existing liabilities of $117.8 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2019 compared to the same period in 2018, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2019.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2019	$101,983,828	$105,181,241	$3,478,510	$—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
June 30, 2017	63,191,827	62,497,400	474,176	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2019. The weighted average remaining maturity on our repurchase agreements and other secured financing was 91 days at June 30, 2019:

	June 30, 2019
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$23,192,254	2.84%	21.2%
2 to 29 days	11,919,883	2.70%	10.9%
30 to 59 days	6,778,783	2.62%	6.2%
60 to 89 days	26,845,611	2.63%	24.6%
90 to 119 days	13,002,459	2.64%	11.9%
Over 120 days (1)	27,570,240	2.69%	25.2%
Total	$109,309,230	2.70%	100.0%

(1)	Approximately 4% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2019:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$105,181,241	2.69%	2.65%	70
Other secured financing (2)	4,127,989	3.03%	3.10%	628
Securitized debt of consolidated VIEs (3)	3,514,572	3.89%	3.85%	6,998
Mortgages payable (3)	504,361	4.12%	4.19%	4,649
Total indebtedness	$113,328,163

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2019:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,764,012	$218,299	$1,982,311
Investments, at carrying value (1)
Agency mortgage-backed securities	112,324,522	5,308,634	117,633,156
Credit risk transfer securities	263,470	220,344	483,814
Non-agency mortgage-backed securities	910,558	182,194	1,092,752
Residential mortgage loans (2)	2,877,648	290,457	3,168,105
MSRs	2,982	422,346	425,328
Commercial real estate debt investments (2)	2,230,625	9,084	2,239,709
Commercial real estate debt and preferred equity, held for investment	207,018	416,687	623,705
Corporate debt, held for investment	1,270,071	522,766	1,792,837
Loans held for sale, net	41,896	26,906	68,802
Other assets (3)	—	229,882	229,882
Total financial assets	$121,892,802	$7,847,599	$129,740,401

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(2)	Includes assets transferred or pledged to securitization vehicles.

(3)	Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2019:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,982,311
Residential Securities (2)	119,209,381
Residential mortgage loans (3)	1,061,124
Commercial real estate debt investments (4)	135,108
Commercial real estate debt and preferred equity, held for investment	420,966
Corporate debt, held for investment	1,403,958
Loans held for sale, net	68,802
Total liquid assets	$124,281,650
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	99.01%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $117.8 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2019. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $2.1 billion.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.1 billion.

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
Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2019 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,982,311	$—	$—	$—	$1,982,311
Agency mortgage-backed securities (principal)	—	—	4,470,193	106,857,358	111,327,551
Credit risk transfer securities (principal)	8,000	—	13,250	445,583	466,833
Non-agency mortgage-backed securities (principal)	—	10,980	101,089	1,001,481	1,113,550
Commercial mortgage-backed securities (principal)	—	—	—	136,666	136,666
Total securities	8,000	10,980	4,584,532	108,441,088	113,044,600
Residential mortgage loans (principal)	—	—	—	1,032,059	1,032,059
Commercial real estate debt and preferred equity (principal)	14,121	217,743	191,203	211,795	634,862
Corporate debt (principal)	—	6,856	89,502	1,739,602	1,835,960
Total loans	14,121	224,599	280,705	2,983,456	3,502,881
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	4,212,528	4,212,528
Total financial assets - maturity	2,004,432	235,579	4,865,237	115,637,072	122,742,320
Effect of utilizing reset dates (1)	6,212,676	2,266,675	(921,584)	(7,557,767)	—
Total financial assets - interest rate sensitive	$8,217,108	$2,502,254	$3,943,653	$108,079,305	$122,742,320
Financial liabilities
Repurchase agreements	$68,736,531	$36,356,998	$87,712	$—	$105,181,241
Other secured financing	—	157,485	3,500,711	469,793	4,127,989
Debt issued by securitization vehicles (principal)	883,500	—	—	2,631,072	3,514,572
Total financial liabilities - maturity	69,620,031	36,514,483	3,588,423	3,100,865	112,823,802
Effect of utilizing reset dates (1)(2)	(59,494,715)	16,244,267	13,386,413	29,864,035
Total financial liabilities - interest rate sensitive	$10,125,316	$52,758,750	$16,974,836	$32,964,900	$112,823,802

Maturity gap	$(67,615,599)	$(36,278,904)	$1,276,814	$112,536,207	$9,918,518

Cumulative maturity gap	$(67,615,599)	$(103,894,503)	$(102,617,689)	$9,918,518

Interest rate sensitivity gap	$(1,908,208)	$(50,256,496)	$(13,031,183)	$75,114,405	$9,918,518

Cumulative rate sensitivity gap	$(1,908,208)	$(52,164,704)	$(65,195,887)	$9,918,518

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we may use MAC interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2019. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(61.2%)	(0.2%)	(2.0%)
-50 Basis points	(39.1%)	(0.1%)	(0.9%)
-25 Basis points	(18.5%)	—%	(0.2%)
+25 Basis points	14.1%	(0.1%)	(0.6%)
+50 Basis points	24.2%	(0.3%)	(2.4%)
+75 Basis points	29.0%	(0.6%)	(5.3%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.2%	10.7%
-15 Basis points	0.7%	6.4%
-5 Basis points	0.2%	2.1%
+5 Basis points	(0.2%)	(2.1%)
+15 Basis points	(0.7%)	(6.3%)
+25 Basis points	(1.2%)	(10.4%)
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition, based on balance sheet values, at June 30, 2019 and December 31, 2018 was as follows:

	June 30, 2019	December 31, 2018
Category
Agency mortgage-backed securities	91.7%	88.8%
Credit risk transfer securities	0.4%	0.5%
Non-agency mortgage-backed securities	0.9%	1.1%
Residential mortgage loans (1)	2.5%	2.4%
Mortgage servicing rights	0.3%	0.5%
Commercial real estate (1) (2)	2.8%	4.9%
Corporate debt	1.4%	1.8%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table summarizes our exposure to counterparties by geography at June 30, 2019:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Country	(dollars in thousands)
North America	34	$73,191,145	$(240,782)	$2,763,461
Europe	13	25,471,296	(431,073)	1,781,906
Asia (non-Japan)	1	638,195	—	37,693
Japan	4	5,880,605	—	336,006
Total	52	$105,181,241	$(671,855)	$4,919,066
(1) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

Operational Risk Management
We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. Model risk considers potential errors with a model’s results due to uncertainty in model parameters and inappropriate methodologies used. The result of these risks may include financial loss and reputational damage. We manage operational risk through a variety of tools including policies and procedures that cover topics such as business continuity, personal conduct, cybersecurity and vendor management. Other tools include testing, including disaster recovery testing; systems controls, including access controls; training, including cybersecurity awareness training; and monitoring, which includes the use of key risk indicators. Employee-level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.
We have established a Cybersecurity Committee to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee the Company’s Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC and the Board via the BRC and the BAC. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We have purchased cybersecurity insurance, however, there is no assurance that the insurance policy will cover all cybersecurity breaches or that the policy will cover all losses.

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

Revenue Recognition
Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. To aid in determining projected lives of the securities, we use third-party model and market information to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (i.e., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on sales of Residential Securities are recorded on trade date based on the specific identification method.

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

Overnight Index Swaps (“OIS”)
An interest rate swap in which a fixed rate is exchanged for an overnight floating rate.

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

Prepayment Speed
The estimated rate at which mortgage borrowers will pay off the mortgages that underlie an MBS.

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

Taxable REIT Subsidiary (“TRS”)
An entity that is owned directly or indirectly by a REIT and has jointly elected with the REIT to be treated as a TRS for tax purposes. Annaly and certain of its direct and indirect subsidiaries have made separate joint elections to treat these subsidiaries as TRSs.

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

Voting Interest Entity (“VOE”)
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At June 30, 2019, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2019 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2020. No shares were repurchased during the quarter ended June 30, 2019. As of June 30, 2019, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Description

3.1	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 23, 2019).
3.2
Articles Supplementary reclassifying and designating 2,200,000 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of undesignated Common Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2019).

3.3
Articles Supplementary designating Annaly’s 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.20 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).

4.1	Specimen Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).
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

101.INS XBRL
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2019 (Unaudited) and December 31, 2018 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2018); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (formatted in Inline XBRL and contained in Exhibit 101).
*             Management contracts or compensatory plans or arrangements.
†             Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 1, 2019	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated:	August 1, 2019	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)

II-1