Form 10-Q
period 2019-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2019-11-01
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2019
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

The number of shares of the registrant’s Common Stock outstanding on October 25, 2019 was 1,430,106,199.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2019 (Unaudited) and December 31, 2018 (Derived from the audited consolidated financial statements at December 31, 2018)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2019 and 2018	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	18
Note 8. Variable Interest Entities	18
Note 9. Real Estate	22
Note 10. Derivative Instruments	23
Note 11. Fair Value Measurements	30
Note 12. Goodwill and Intangible Assets	33
Note 13. Secured Financing	33
Note 14. Capital Stock	37
Note 15. Interest Income and Interest Expense	39
Note 16. Net Income (Loss) per Common Share	41
Note 17. Income Taxes	41
Note 18. Risk Management	42
Note 19. Related Party Transactions	43
Note 20. Lease Commitments and Contingencies	45
Note 21. Arcola Regulatory Requirements	46
Note 22. Acquisition of MTGE Investment Corp.	46
Note 23. Subsequent Events	48
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Special Note Regarding Forward-Looking Statements	49
Overview	51
Business Environment	51
Results of Operations	52
Financial Condition	61
Capital Management	65
Risk Management	67
Critical Accounting Policies and Estimates	76
Glossary of Terms	78
Item 3. Quantitative and Qualitative Disclosures about Market Risk	86
Item 4. Controls and Procedures	86
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	87
Item 1A. Risk Factors	87
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 6. Exhibits	87
SIGNATURES	89

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2019	2018 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,625,999 and $1,581,775, respectively) (2)	$1,793,921	$1,735,749
Securities (includes pledged assets of $111,087,358 and $87,193,316, respectively) (3)	116,094,061	92,623,788
Loans, net (includes pledged assets of $2,837,690 and $2,997,051, respectively) (4)	3,946,614	4,585,975
Mortgage servicing rights (includes pledged assets of $2,788 and $3,616, respectively)	386,051	557,813
Assets transferred or pledged to securitization vehicles	4,688,144	3,833,200
Real estate, net	725,508	739,473
Derivative assets	168,755	200,503
Reverse repurchase agreements	—	650,040
Receivable for unsettled trades	193,229	68,779
Principal and interest receivable	483,744	357,365
Goodwill and intangible assets, net	94,904	100,854
Other assets	381,189	333,988
Total assets	$128,956,120	$105,787,527
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$102,682,104	$81,115,874
Other secured financing	4,466,030	4,183,311
Debt issued by securitization vehicles	3,856,082	3,347,062
Mortgages payable	485,657	511,056
Derivative liabilities	972,415	889,750
Payable for unsettled trades	245,626	583,036
Interest payable	565,797	570,928
Dividends payable	359,491	394,129
Other liabilities	99,214	74,580
Total liabilities	113,732,416	91,669,726
Stockholders’ equity
Preferred stock, par value $0.01 per share, 85,150,000 and 75,950,000 authorized, 81,900,000 and 73,400,000 issued and outstanding, respectively	1,982,026	1,778,168
Common stock, par value $0.01 per share, 2,914,850,000 and 1,924,050,000 authorized, 1,437,964,466 and 1,313,763,450 issued and outstanding, respectively	14,380	13,138
Additional paid-in capital	20,034,970	18,794,331
Accumulated other comprehensive income (loss)	2,313,815	(1,979,865)
Accumulated deficit	(9,125,895)	(4,493,660)
Total stockholders’ equity	15,219,296	14,112,112
Noncontrolling interests	4,408	5,689
Total equity	15,223,704	14,117,801
Total liabilities and equity	$128,956,120	$105,787,527

(1)	Derived from the audited consolidated financial statements at December 31, 2018.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $49.6 million and $30.4 million at September 30, 2019 and December 31, 2018, respectively.

(3)
Excludes $429.1 million and $83.6 million at September 30, 2019 and December 31, 2018, respectively, of non-Agency mortgage-backed securities and $182.3 million and $224.3 million at September 30, 2019 and December 31, 2018, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)
Includes $76.3 million and $97.5 million of residential mortgage loans held for sale and $0 and $42.2 million of commercial mortgage loans held for sale at September 30, 2019 and December 31, 2018, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income
Interest income	$919,299	$816,596	$2,713,083	$2,472,889
Interest expense	766,905	500,973	2,164,817	1,311,086
Net interest income	152,394	315,623	548,266	1,161,803
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	88,466	51,349	306,154	34,664
Realized gains (losses) on termination or maturity of interest rate swaps	(682,602)	575	(1,438,349)	1,409
Unrealized gains (losses) on interest rate swaps	(326,309)	417,203	(1,992,884)	1,737,963
Subtotal	(920,445)	469,127	(3,125,079)	1,774,036
Net gains (losses) on disposal of investments	66,522	(324,294)	(65,727)	(376,943)
Net gains (losses) on other derivatives	(16,888)	94,827	(638,458)	81,871
Net unrealized gains (losses) on instruments measured at fair value through earnings	(1,091)	(39,944)	41,657	(139,913)
Loan loss provision	(3,504)	—	(9,207)	—
Subtotal	45,039	(269,411)	(671,735)	(434,985)
Total realized and unrealized gains (losses)	(875,406)	199,716	(3,796,814)	1,339,051
Other income (loss)	35,074	(10,643)	93,757	57,550
General and administrative expenses
Compensation and management fee	41,161	45,983	130,225	136,091
Other general and administrative expenses	24,977	80,526	98,058	116,709
Total general and administrative expenses	66,138	126,509	228,283	252,800
Income (loss) before income taxes	(754,076)	378,187	(3,383,074)	2,305,604
Income taxes	(6,907)	(7,242)	(10,241)	(3,416)
Net income (loss)	(747,169)	385,429	(3,372,833)	2,309,020
Net income (loss) attributable to noncontrolling interests	(110)	(149)	(294)	(277)
Net income (loss) attributable to Annaly	(747,059)	385,578	(3,372,539)	2,309,297
Dividends on preferred stock (1)	36,151	31,675	101,067	96,818
Net income (loss) available (related) to common stockholders	$(783,210)	$353,903	$(3,473,606)	$2,212,479
Net income (loss) per share available (related) to common stockholders
Basic	$(0.54)	$0.29	$(2.42)	$1.88
Diluted	$(0.54)	$0.29	$(2.42)	$1.88
Weighted average number of common shares outstanding
Basic	1,453,359,211	1,202,353,851	1,436,204,582	1,174,292,701
Diluted	1,453,359,211	1,202,353,851	1,436,204,582	1,174,292,701
Other comprehensive income (loss)
Net income (loss)	$(747,169)	$385,429	$(3,372,833)	$2,309,020
Unrealized gains (losses) on available-for-sale securities	1,034,873	(719,609)	4,289,054	(3,104,218)
Reclassification adjustment for net (gains) losses included in net income (loss)	(86,061)	331,100	4,626	407,282
Other comprehensive income (loss)	948,812	(388,509)	4,293,680	(2,696,936)
Comprehensive income (loss)	201,643	(3,080)	920,847	(387,916)
Comprehensive income (loss) attributable to noncontrolling interests	(110)	(149)	(294)	(277)
Comprehensive income (loss) attributable to Annaly	201,753	(2,931)	921,141	(387,639)
Dividends on preferred stock (1)	36,151	31,675	101,067	96,818
Comprehensive income (loss) attributable to common stockholders	$165,602	$(34,606)	$820,074	$(484,457)

(1)	The three months ended September 30, 2019 exclude cumulative and undeclared dividends of $0.3 million on the Company's Series I Preferred Stock as of June 30, 2019.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2019	2018	2019	2018
Preferred stock
Beginning of period	$2,110,346	$1,723,168	$1,778,168	$1,720,381
Issuance	41,146	—	428,324	411,335
Acquisition of subsidiary	—	55,000	—	55,000
Redemption	(169,466)	—	(224,466)	(408,548)
End of period	$1,982,026	$1,778,168	$1,982,026	$1,778,168
Common stock
Beginning of period	$14,562	$11,643	$13,138	$11,596
Issuance	—	1,057	1,422	1,103
Buyback of common stock	(182)	—	(182)	—
Acquisition of subsidiary	—	330	—	330
Direct purchase and dividend reinvestment	—	1	2	2
End of period	$14,380	$13,031	$14,380	$13,031
Additional paid-in capital
Beginning of period	$20,195,419	$17,268,596	$18,794,331	$17,221,265
Stock compensation expense	207	168	2,018	1,789
Issuance	—	1,068,292	1,397,484	1,116,409
Buyback of common stock	(155,122)	—	(155,122)	—
Acquisition of subsidiary	—	455,613	—	455,613
Redemption of preferred stock	(5,534)	—	(5,534)	(3,952)
Direct purchase and dividend reinvestment	—	1,037	1,793	2,582
End of period	$20,034,970	$18,793,706	$20,034,970	$18,793,706
Accumulated other comprehensive income (loss)
Beginning of period	$1,365,003	$(3,434,447)	$(1,979,865)	$(1,126,020)
Unrealized gains (losses) on available-for-sale securities	1,034,873	(719,609)	4,289,054	(3,104,218)
Reclassification adjustment for net gains (losses) included in net income (loss)	(86,061)	331,100	4,626	407,282
End of period	$2,313,815	$(3,822,956)	$2,313,815	$(3,822,956)
Accumulated deficit
Beginning of period	$(7,982,649)	$(1,800,370)	$(4,493,660)	$(2,961,749)
Net income (loss) attributable to Annaly	(747,059)	385,578	(3,372,539)	2,309,297
Dividends declared on preferred stock (1)	(36,451)	(31,675)	(101,067)	(96,818)
Dividends and dividend equivalents declared on common stock and share-based awards (1)	(359,736)	(365,488)	(1,158,629)	(1,062,685)
End of period	$(9,125,895)	$(1,811,955)	$(9,125,895)	$(1,811,955)
Total stockholder’s equity	$15,219,296	$14,949,994	$15,219,296	$14,949,994
Noncontrolling interests
Beginning of period	$4,726	$5,266	$5,689	$6,100
Net income (loss) attributable to noncontrolling interests	(110)	(149)	(294)	(277)
Equity contributions from (distributions to) noncontrolling interests	(208)	745	(987)	39
End of period	$4,408	$5,862	$4,408	$5,862
Total equity	$15,223,704	$14,955,856	$15,223,704	$14,955,856

(1) See Note titled “Capital Stock” for dividends per share for each class of shares.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(3,372,833)	$2,309,020
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	943,277	474,449
Amortization of securitized debt premiums and discounts and deferred financing costs	(11,457)	991
Depreciation, amortization and other noncash expenses	24,107	63,839
Net (gains) losses on disposals of investments	65,727	376,943
Net (gains) losses on investments and derivatives	2,589,685	(1,679,921)
Income from unconsolidated joint ventures	3,350	6,441
Loan loss provision	9,207	—
Payments on purchases of loans held for sale	(196,252)	(191,641)
Proceeds from sales and repayments of loans held for sale	220,409	64,460
Net receipts (payments) on derivatives	(2,561,170)	1,519,228
Net change in
Other assets	(45,547)	100,010
Interest receivable	(92,959)	(8,468)
Interest payable	(5,131)	124,316
Other liabilities	34,194	(136,510)
Net cash provided by (used in) operating activities	(2,395,393)	3,023,157
Cash flows from investing activities
Payments on purchases of Residential Securities	(51,291,188)	(17,053,068)
Proceeds from sales of Residential Securities	19,619,907	9,558,735
Principal payments on Residential Securities	11,163,622	8,696,239
Payments on purchases of MSRs	—	(381)
Payments on purchases of corporate debt	(631,275)	(744,071)
Proceeds from sales of corporate debt	265,218	—
Principal payments on corporate debt	143,284	235,423
Originations and purchases of commercial real estate investments	(618,348)	(697,753)
Proceeds from sales of commercial real estate investments	193,846	134,538
Principal repayments on commercial real estate investments	1,852,854	478,726
Proceeds from sales of real estate	6,661	—
Proceeds from reverse repurchase agreements	78,439,755	70,016,988
Payments on reverse repurchase agreements	(77,789,715)	(70,313,441)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	1,975	5,434
Payments on purchases of residential mortgage loans held for investment	(1,692,648)	(729,917)
Proceeds from repayments of residential mortgage loans held for investment	570,503	251,407
Cash paid related to asset acquisition, net of cash acquired	—	(258,334)
Net cash provided by (used in) investing activities	(19,765,549)	(419,475)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	4,275,937,246	3,866,183,872
Principal payments on repurchase agreements and other secured financing	(4,254,088,297)	(3,868,097,943)
Proceeds from issuances of securitized debt	2,030,356	588,111
Principal repayments on securitized debt	(1,778,314)	(614,536)
Payment of deferred financing cost	(5,222)	—
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,829,025	1,531,690
Redemptions of preferred stock	(230,000)	(412,500)
Principal payments on mortgages payable	(25,398)	(49)
Net contributions (distributions) from (to) noncontrolling interests	(987)	(780)
Net payment on share repurchase	(155,304)	—
Dividends paid	(1,293,991)	(1,405,389)
Net cash provided by (used in) financing activities	22,219,114	(2,227,524)
Net (decrease) increase in cash and cash equivalents	$58,172	$376,158
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,735,749	706,589
Cash and cash equivalents including cash pledged as collateral, end of period	$1,793,921	$1,082,747
Supplemental disclosure of cash flow information
Interest received	$3,583,189	$2,846,535
Dividends received	$6,279	$5,448
Interest paid (excluding interest paid on interest rate swaps)	$2,041,539	$1,159,384
Net interest paid on interest rate swaps	$(96,169)	$(243,946)
Taxes received (paid)	$274	$86
Noncash investing activities
Receivable for unsettled trades	$193,229	$1,266,840
Payable for unsettled trades	$245,626	$2,505,428
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$4,293,680	$(2,696,936)
Noncash financing activities
Dividends declared, not yet paid	$359,491	$102,811

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company is a leading diversified capital manager that invests in and finances residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”), commercial real estate assets and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders and optimize its returns through prudent management of its diversified investment strategies. The Company is externally managed by Annaly Management Company LLC (the “Manager”).
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.6 billion at September 30, 2019 and December 31, 2018.
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
January 1, 2020 (early adoption permitted)
The Company plans to adopt the new standard on January 1, 2020. While the Company is continuing to assess the impact the ASU will have on the consolidated financial statements, the measurement of expected credit losses under the CECL model will be based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. The Company has decided to apply a probability of default methodology to loans and loan commitments that will be impacted by the adoption and is determining appropriate internal controls and financial statement disclosures. Key implementation efforts have included initiating a parallel process including model testing and validation and development of internal controls. The Company expects an increase in the allowance as a result of adoption of the new guidance, but does not expect that the increase will be significant. The ultimate impact will depend on the Company’s portfolio, the macroeconomic conditions and forecast, and other management assumptions as of the date of adoption. Further, based on the amended guidance for available-for-sale debt securities, the Company does not expect a significant impact to its securities portfolio.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2019 and December 31, 2018.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2019	December 31, 2018
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$113,670,254	$89,840,322
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	792,270	912,673
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	474,765	552,097
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,015,921	1,161,938
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	65,215	138,242
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	75,636	18,516
Total securities			116,094,061	92,623,788
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,219,402	1,359,806
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	611,429	1,296,803
Loans, net	Commercial loans held for sale, net	Lower of amortized cost or fair value	—	42,184
Loans, net	Corporate debt, held for investment	Amortized cost	2,115,783	1,887,182
Total loans, net			3,946,614	4,585,975
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,376,731	1,094,831
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,501,408	2,738,369
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	810,005	—
Total assets transferred or pledged to securitization vehicles			4,688,144	3,833,200
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	—	650,040
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	102,682,104	81,115,874
Other secured financing	Loans	Amortized cost	4,466,030	4,183,311
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,856,082	3,347,062
Mortgages payable	Loans	Amortized cost	485,657	511,056
(1)     Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the three or nine months ended September 30, 2019 and 2018.
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
The following represents a rollforward of the activity for the Company’s securities for the nine months ended September 30, 2019:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$92,467,030	$156,758	$92,623,788
Purchases	50,982,244	111,582	51,093,826
Sales	(19,793,722)	(92,366)	(19,886,088)
Principal paydowns	(11,215,154)	(43,170)	(11,258,324)
(Amortization) / accretion	(942,429)	548	(941,881)
Fair value adjustment	4,455,241	7,499	4,462,740
Ending balance September 30, 2019	$115,953,210	$140,851	$116,094,061

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s securities portfolio that was carried at their fair value at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$102,020,108	$4,321,803	$(37,466)	$106,304,445	$2,216,560	$(102,943)	$108,418,062
Adjustable-rate pass-through	2,338,560	123,228	(1,440)	2,460,348	11,265	(56,122)	2,415,491
CMO	9,623	45	—	9,668	298	—	9,966
Interest-only	4,657,039	899,601	—	899,601	4,311	(173,304)	730,608
Multifamily	2,562,366	28,314	(2,446)	2,588,234	239,213	(712)	2,826,735
Reverse mortgages	56,464	5,354	—	61,818	62	(218)	61,662
Total agency securities	$111,644,160	$5,378,345	$(41,352)	$112,324,114	$2,471,709	$(333,299)	$114,462,524
Residential credit
CRT (1)	$463,982	$16,785	$(2,258)	$463,584	$13,492	$(2,311)	$474,765
Alt-A	153,891	255	(22,816)	131,330	14,307	—	145,637
Prime	267,196	2,223	(18,176)	251,243	18,506	(29)	269,720
Prime interest-only	459,718	4,195	—	4,195	—	(538)	3,657
Subprime	380,293	1,394	(62,355)	319,332	40,883	(116)	360,099
NPL/RPL	28,669	—	(74)	28,595	—	(41)	28,554
Prime jumbo (>=2010 vintage)	197,879	1,052	(4,374)	194,557	6,967	—	201,524
Prime jumbo (>=2010 vintage) Interest-only	591,980	9,472	—	9,472	—	(2,742)	6,730
Total residential credit securities	$2,543,608	$35,376	$(110,053)	$1,402,308	$94,155	$(5,777)	$1,490,686
Total Residential Securities	$114,187,768	$5,413,721	$(151,405)	$113,726,422	$2,565,864	$(339,076)	$115,953,210
Commercial
Commercial Securities	$140,600	$343	$(8,391)	$132,552	$8,299	$—	$140,851
Total securities	$114,328,368	$5,414,064	$(159,796)	$113,858,974	$2,574,163	$(339,076)	$116,094,061

	December 31, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,144,650	$3,810,808	$(36,987)	$84,918,471	$264,443	$(2,130,362)	$83,052,552
Adjustable-rate pass-through	4,835,983	247,981	(1,337)	5,082,627	7,127	(151,770)	4,937,984
CMO	11,113	53	—	11,166	55	—	11,221
Interest-only	6,007,008	1,179,855	—	1,179,855	1,446	(307,412)	873,889
Multifamily	1,802,292	12,329	(5,332)	1,809,289	32,753	(3,477)	1,838,565
Reverse mortgages	34,650	4,175	—	38,825	69	(110)	38,784
Total agency investments	$93,835,696	$5,255,201	$(43,656)	$93,040,233	$305,893	$(2,593,131)	$90,752,995
Residential credit
CRT	$542,374	$28,444	$(15,466)	$555,352	$7,879	$(11,134)	$552,097
Alt-A	202,889	349	(31,238)	172,000	10,559	(198)	182,361
Prime	353,108	2,040	(23,153)	331,995	12,821	(830)	343,986
Subprime	423,166	1,776	(65,005)	359,937	35,278	(594)	394,621
NPL/RPL	3,431	—	(30)	3,401	37	—	3,438
Prime jumbo (>=2010 vintage)	225,567	1,087	(4,691)	221,963	1,439	(2,744)	220,658
Prime jumbo (>=2010 vintage) Interest-only	860,085	12,820	—	12,820	4,054	—	16,874
Total residential credit securities	$2,610,620	$46,516	$(139,583)	$1,657,468	$72,067	$(15,500)	$1,714,035
Total Residential Securities	$96,446,316	$5,301,717	$(183,239)	$94,697,701	$377,960	$(2,608,631)	$92,467,030
Commercial
Commercial Securities	$155,921	$9,778	$(9,740)	$155,959	$1,659	$(860)	$156,758
Total securities	$96,602,237	$5,311,495	$(192,979)	$94,853,660	$379,619	$(2,609,491)	$92,623,788

(1)	Principal/Notional amount includes $14.9 million of a CRT interest-only security as of September 30, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency concentration at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Investment Type	(dollars in thousands)
Fannie Mae	$73,707,294	$60,270,432
Freddie Mac	40,592,878	30,397,556
Ginnie Mae	162,352	85,007
Total	$114,462,524	$90,752,995

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are generally affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at September 30, 2019 and December 31, 2018, according to their estimated weighted average life classifications:

	September 30, 2019		December 31, 2018
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$5,508	$6,454	$13,447	$13,670
Greater than one year through five years	58,857,860	57,504,374	11,710,172	11,928,973
Greater than five years through ten years	57,032,062	56,163,913	80,202,479	82,218,464
Greater than ten years	57,780	51,681	540,932	536,594
Total	$115,953,210	$113,726,422	$92,467,030	$94,697,701

The estimated weighted average lives of the Residential Securities at September 30, 2019 and December 31, 2018 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$3,524,012	$(17,042)	45	$22,418,036	$(432,352)	713
12 Months or more	13,989,400	(142,735)	506	43,134,843	(1,853,257)	1,476
Total	$17,513,412	$(159,777)	551	$65,552,879	$(2,285,609)	2,189

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
During the three and nine months ended September 30, 2019, the Company disposed of $11.1 billion and $30.7 billion of Residential Securities, resulting in net realized gains (losses) of $76.3 million and ($50.6) million, respectively. During the three and nine months ended September 30, 2018, the Company disposed of $9.1 billion and $14.5 billion of Residential Securities, resulting in net realized gains (losses) of ($322.4) million and ($372.5) million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of September 30, 2019, the Company reported $1.2 billion of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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
For the three and nine months ended September 30, 2019, the Company recorded a loan loss provision of $3.5 million and $9.2 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

As of September 30, 2019 and December 31, 2018, the Company’s loan loss provision was $12.7 million and $3.5 million, respectively. There was no provision for loan loss recorded as of and for the nine months ended September 30, 2018.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the nine months ended September 30, 2019:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$1,359,806	$1,338,987	$1,887,182	$4,585,975
Purchases	1,894,303	395,058	631,065	2,920,426
Sales and transfers (1)	(1,878,218)	(958,912)	(268,403)	(3,105,533)
Principal payments	(156,579)	(156,437)	(143,284)	(456,300)
Gains / (losses)	1,671	(9,207)	5,260	(2,276)
(Amortization) / accretion	(1,581)	1,940	3,963	4,322
Ending balance September 30, 2019	$1,219,402	$611,429	$2,115,783	$3,946,614

(1) Includes securitizations, syndications and transfers to securitization vehicles.

The carrying value of the Company’s residential loans held for sale was $76.3 million and $97.5 million at September 30, 2019 and December 31, 2018, respectively. The carrying value of the Company’s commercial loans held for sale was $0 and $42.2 million at September 30, 2019 and December 31, 2018, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$3,596,133	$2,454,637
Unpaid principal balance	$3,475,799	$2,425,657

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 for these investments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Interest income	$37,673	$16,423	$102,689	$45,702
Net gains (losses) on disposal of investments	(9,671)	(2,975)	(19,499)	(7,924)
Net unrealized gains (losses) on instruments measured at fair value through earnings	18,093	(3,633)	61,805	(14,802)
Total included in net income (loss)	$46,095	$9,815	$144,995	$22,976

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2019 and December 31, 2018 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2019		December 31, 2018
Property location	% of Balance	Property location	% of Balance
California	51.9%	California	53.7%
New York	10.4%	Florida	7.1%
Florida	5.7%	New York	6.6%
All other (none individually greater than 5%)	32.0%	All other (none individually greater than 5%)	32.6%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$463	$0 - $3,500	$457
Interest rate	2.00% - 9.25%	5.03%	2.00% - 7.75%	4.72%
Maturity	1/1/2028 - 9/1/2059	5/29/2047	1/1/2028 - 11/1/2058	1/11/2046
FICO score at loan origination	505 - 825	756	505 - 823	752
Loan-to-value ratio at loan origination	8% - 111%	67%	8% - 111%	68%
At September 30, 2019 and December 31, 2018, approximately 38% and 47%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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
At September 30, 2019 and December 31, 2018, approximately 91% and 88%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.
At September 30, 2019 and December 31, 2018, commercial real estate investments held for investment were comprised of the following:

	September 30, 2019			December 31, 2018
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$434,949	$432,460	30.2%	$988,248	$981,202	75.6%
Senior securitized mortgages (3)	814,423	810,005	56.5%	—	—	—%
Mezzanine loans	192,065	178,969	13.3%	319,663	315,601	24.4%
Total	$1,441,437	$1,421,434	100.0%	$1,307,911	$1,296,803	100.0%

(1)	Carrying value includes unamortized origination fees of $7.3 million and $7.6 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Based on outstanding principal.

(3)	Assets of a consolidated VIE.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at September 30, 2019 and December 31, 2018:

September 30, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	376,651	964,473	21,032	1,362,156
Principal payments	(16,099)	(150,050)	(139,955)	(306,104)
Transfers	(913,849)	—	(8,675)	(922,524)
Net (increase) decrease in origination fees	2,972	(6,999)	(184)	(4,211)
Amortization of net origination fees	1,583	2,581	357	4,521
Allowance for loan losses	—	—	(9,207)	(9,207)
Net carrying value (September 30, 2019)	$432,460	$810,005	$178,969	$1,421,434

December 31, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Net carrying value (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	575,953	52,224	—	628,177
Principal payments	(216,849)	(127,575)	(9,000)	(353,424)
Net (increase) decrease in origination fees	(6,624)	(370)	—	(6,994)
Amortization of net origination fees	2,822	376	15	3,213
Allowance for loan losses	—	(3,496)	—	(3,496)
Net carrying value (December 31, 2018)	$981,202	$315,601	$—	$1,296,803

(1) Assets of a consolidated VIE.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of September 30, 2019 and December 31, 2018.

September 30, 2019
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss (3)	Total
(dollars in thousands)
Senior mortgages	$434,949	30.2%	$141,505	$185,954	$64,390	$43,100	$—	$—	$434,949
Senior securitized mortgages (4)	814,423	56.5%	322,193	316,710	125,520	50,000	—	—	814,423
Mezzanine loans	192,065	13.3%	61,063	70,299	—	17,100	36,603	7,000	192,065
Total	$1,441,437	100.0%	$524,761	$572,963	$189,910	$110,200	$36,603	7,000	$1,441,437

December 31, 2018
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss	Total
(dollars in thousands)
Senior mortgages	$988,248	75.6%	$653,066	$215,792	$55,000	$64,390	$—	$—	$988,248
Mezzanine loans	319,663	24.4%	140,776	38,884	96,400	36,603	7,000	—	319,663
Total	$1,307,911	100.0%	$793,842	$254,676	$151,400	$100,993	$7,000	$—	$1,307,911

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(1)
The Company rated three loans as of September 30, 2019 and two loans as of December 31, 2018 as Substandard. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

(2)
The Company rated one loan as Doubtful and evaluated for impairment as of September 30, 2019. The Company rated one loan as Doubtful and evaluated for impairment as of December 31, 2018. The allowance for loan losses for Doubtful loans was $5.7 million and $3.5 million as of September 30, 2019 and December 31, 2018, respectively.

(3) The Company transferred a loan from Doubtful to Loss during the three months ended September 30, 2019.

(4)	Assets of a consolidated VIE.

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
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at September 30, 2019 and December 31, 2018 are as follows:

	Industry Dispersion
	September 30, 2019			December 31, 2018
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and Parts	$—	$41,064	$41,064	$—	$41,342	$41,342
Arrangement of Transportation of Freight & Cargo	—	—	—	—	21,632	21,632
Coating, Engraving & Allied Services	—	49,767	49,767	—	57,223	57,223
Commercial Fishing	—	—	—	—	242,185	242,185
Computer Programming, Data Processing & Other Computer Related Services	—	347,287	347,287	—	—	—
Drugs	—	35,918	35,918	—	35,882	35,882
Electrical Work	—	42,372	42,372	—	41,760	41,760
Electronic Components & Accessories	—	24,000	24,000	—	24,059	24,059
Engineering, Architectural, and Surveying	—	77,284	77,284	—	80,748	80,748
Grocery Stores	—	23,292	23,292	—	23,431	23,431
Home Health Care Services	—	29,391	29,391	—	—	—
Insurance Agents, Brokers and Service	—	76,444	76,444	—	48,942	48,942
Mailing, Reproduction, Commercial Art and Photography, and Stenographic	—	14,770	14,770	—	14,843	14,843
Management & Public Relations Services	—	339,319	339,319	—	487,046	487,046
Medical & Dental Laboratories	—	41,467	41,467	—	26,858	26,858
Metal Cans & Shipping Containers	—	118,420	118,420	—	118,248	118,248
Miscellaneous Business Services	—	215,709	215,709	—	19,622	19,622
Miscellaneous Equipment Rental & Leasing	—	49,732	49,732	—	49,552	49,552
Miscellaneous Health & Allied Services, not elsewhere classified	—	77,551	77,551	—	56,003	56,003
Miscellaneous Plastic Products	—	10,000	10,000	—	9,953	9,953
Motor Vehicles and Motor Vehicle Equipment	—	—	—	—	16,563	16,563
Motor Vehicles and Motor Vehicle Parts & Supplies	—	28,877	28,877	—	29,046	29,046
Nonferrous Foundries (Castings)	—	12,918	12,918	—	12,948	12,948
Offices & Clinics of Doctors of Medicine	—	107,066	107,066	—	97,877	97,877
Offices & Clinics of other Health Practitioners	—	10,123	10,123	—	21,100	21,100
Petroleum and Petroleum Products	—	24,957	24,957	—	—	—
Public Warehousing & Storage	—	94,877	94,877	—	84,278	84,278
Research, Development & Testing Services	—	45,610	45,610	—	33,381	33,381
Schools & Educational Services, not elsewhere classified	—	19,635	19,635	—	19,805	19,805
Services Allied with the Exchange of Securities	—	—	—	—	14,877	14,877
Surgical, Medical & Dental Instruments & Supplies	—	96,702	96,702	—	96,607	96,607
Telephone Communications	—	61,231	61,231	—	61,371	61,371
Total	$—	$2,115,783	$2,115,783	$—	$1,887,182	$1,887,182

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(dollars in thousands)
First lien loans	$1,305,810	$1,346,356
Second lien loans	809,973	540,826
Total	$2,115,783	$1,887,182

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in an entity that invests in MSRs. Refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.
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
The following table presents activity related to MSRs for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands)
Fair value, beginning of period	$425,328	$599,014	$557,813	$580,860
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	(17,312)	(19,913)	(116,150)	(61,011)
Other changes, including realization of expected cash flows	(21,965)	9,732	(55,612)	68,984
Fair value, end of period	$386,051	$588,833	$386,051	$588,833

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and nine months ended September 30, 2019, the Company recognized $27.7 million and $82.9 million, respectively, and for the three and nine months ended September 30, 2018, the Company recognized $27.7 million and $83.8 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8. VARIABLE INTEREST ENTITIES

Commercial Trusts
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
The Company purchased approximately $94 million of a subordinated tranche in a securitization trust in 2018. As the directing holder, the Company can remove the special servicer with or without cause as well as direct the activities that are considered to be most significant to the economic performance of the trust. As such, the Company was determined to be the primary beneficiary and consolidates the trust. The trust is included in “Commercial Trusts” in the tables below.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

In August 2019, the Company purchased approximately $20.3 million of a subordinated tranche in a securitization trust. As the controlling class representative, the Company can remove the special servicer with or without cause as well as direct activities that are considered to be most significant to the economic performance of the trust. The trust is included in “Commercial Trusts” in the tables below.
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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $1.5 billion at September 30, 2019.  At September 30, 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at September 30, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
Collateralized Loan Obligation
In February 2019, the Company closed NLY 2019-FL2 a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of September 30, 2019 a total of $635.9 million of notes were held by third parties and the Company retained or purchased $223.9 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the nine months ended September 30, 2019. The aggregate unpaid principal balance of loans in the CLO was $814.4 million at September 30, 2019 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at September 30, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at September 30, 2019.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $66.2 million at September 30, 2019.
OBX Trusts
The entities in the table below are referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405

As of September 30, 2019, a total of $1.8 billion of bonds were held by third parties and the Company retained $512.6 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $2.6 million and $1.8 million of costs during the three months ended September 30, 2019 and 2018, respectively, and $7.3 million and $3.3 million of costs during the nine months ended September 30, 2019 and 2018, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $1.8 billion at September 30, 2019.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2019, the borrowing limit on this facility was $500.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $748.8 million at September 30, 2019. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At September 30, 2019, the subsidiary had an intercompany receivable of $434.7 million, which eliminates upon consolidation and a secured financing of $434.7 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2019, the borrowing limit on this facility was $250.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $435.5 million at September 30, 2019, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At September 30, 2019, the subsidiary had a secured financing of $246.7 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $200.0 million credit facility with a third party financial institution. As of September 30, 2019, the Borrower had a secured financing of $152.2 million to the third party financial institution.
MSR Silo
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.7 billion at September 30, 2019. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, credit facility VIEs and OBX Trusts as the transfers of loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018 are as follows:

September 30, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$49,579
Loans	—	—	76,315
Assets transferred or pledged to securitization vehicles	1,501,408	86,176	—
Mortgage servicing rights	—	—	386,051
Principal and interest receivable	5,610	454	—
Other assets	—	—	27,612
Total assets	$1,507,018	$86,630	$539,557
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,364,112	$66,478	$—
Other secured financing	—	—	44,061
Payable for unsettled trades	—	—	17,817
Interest payable	2,207	157	—
Other liabilities	—	193	2,723
Total liabilities	$1,366,319	$66,828	$64,601

December 31, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$30,444
Loans	—	—	97,464
Assets transferred or pledged to securitization vehicles	2,738,369	105,003	—
Mortgage servicing rights	—	—	557,813
Principal and interest receivable	11,451	539	—
Other assets	—	4	28,756
Total assets	$2,749,820	$105,546	$714,477
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,509,264	$71,324	$—
Other secured financing	—	—	68,385
Interest payable	4,594	238	—
Other liabilities	—	—	1,975
Total liabilities	$2,513,858	$71,562	$70,360

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs, OBX Trusts and CLO, at September 30, 2019 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
Texas	$476,312	20.2%	California	$37,268	44.2%
California	459,310	19.5%	Texas	11,202	13.3%
New York	353,800	15.0%	Illinois	7,102	8.4%
Florida	163,995	7.0%	Washington	5,895	7.0%
North Carolina	123,026	5.2%	Other (1)	22,889	27.1%
Other (1)	779,654	33.1%
Total	$2,356,097	100.0%	Total	$84,356	100.0%

(1)	No individual state greater than 5%.

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

There was no real estate acquired in settlement of residential mortgage loans at September 30, 2019 or December 31, 2018 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
The Company acquired real estate holdings in connection with the MTGE Acquisition during the year ended December 31, 2018; refer to the “Acquisition of MTGE Investment Corp.” Note for additional information. There were no acquisitions of new real estate holdings during the three and nine months ended September 30, 2019. The company sold one of its wholly owned triple net leased properties during the nine months ended September 30, 2019 for $6.7 million and recognized a gain on sale of $2.7 million.
The weighted average amortization period for intangible assets and liabilities at September 30, 2019 is 5.2 years.  Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2019	December 31, 2018
Real estate, net	(dollars in thousands)
Land	$128,114	$128,742
Buildings and improvements	582,555	581,320
Furniture, fixtures and equipment	11,058	11,602
Subtotal	721,727	721,664
Less: accumulated depreciation	(84,065)	(67,026)
Total real estate held for investment, at amortized cost, net	637,662	654,638
Equity in unconsolidated joint ventures	87,846	84,835
Total real estate, net	$725,508	$739,473

Depreciation expense was $6.0 million and $17.8 million for the three and nine months ended September 30, 2019, respectively. Depreciation expense was $4.5 million and $11.9 million for the three and nine months ended September 30, 2018, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2019 for consolidated investments in real estate are as follows:

September 30, 2019
(dollars in thousands)
2019 (remaining)	$16,193
2020	48,094
2021	47,444
2022	43,597
2023	40,804
Later years	213,676
Total	$409,808

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At September 30, 2019, $1.1 billion of variation margin was reported as an adjustment to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. The Company may enter into interest rate swap agreements where the floating leg is linked to the London Interbank Offered Rate (“LIBOR”), the overnight index swap rate or another index. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps, including MAC interest rate swaps, are generally fair valued using the DCO’s market values. If an interest rate swap is terminated, the realized gain (loss) on the interest rate swap would be equal to the difference between the cash received or paid and fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The table below summarizes fair value information about our derivative assets and liabilities at September 30, 2019 and December 31, 2018:

Derivatives Instruments	September 30, 2019	December 31, 2018
Assets	(dollars in thousands)
Interest rate swaps	$2,556	$48,114
Interest rate swaptions	39,251	7,216
TBA derivatives	15,706	141,688
Futures contracts	102,400	—
Purchase commitments	3,787	844
Credit derivatives (1)	5,055	2,641
	$168,755	$200,503
Liabilities
Interest rate swaps	$861,067	$420,365
TBA derivatives	28,373	—
Futures contracts	80,563	462,309
Purchase commitments	1,074	33
Credit derivatives (1)	1,338	7,043
	$972,415	$889,750

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $15.0 million and $30.0 million at September 30, 2019 and December 31, 2018, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $410.0 million and $451.0 million at September 30, 2019 and December 31, 2018, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2019 and December 31, 2018:

September 30, 2019
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate (3)(4)	Weighted Average Receive Rate (3)	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$41,234,400	1.62%	2.11%	1.42
3 - 6 years	12,815,950	1.91%	2.19%	4.58
6 - 10 years	16,071,500	2.23%	2.29%	9.24
Greater than 10 years	3,060,000	3.76%	2.11%	18.14
Total / Weighted average	$73,181,850	1.88%	2.16%	4.32

December 31, 2018
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$31,900,200	1.84%	2.73%	1.21
3 - 6 years	16,603,200	2.29%	2.70%	4.30
6 - 10 years	18,060,900	2.57%	2.56%	8.62
Greater than 10 years	3,901,400	3.63%	2.59%	17.33
Total / Weighted average	$70,465,700	2.17%	2.68%	4.26

(1)
As of September 30, 2019, 81% and 19% of the Company’s interest rate swaps were linked to LIBOR and the overnight index swap rate, respectively. As of December 31, 2018, all of the Company’s interest rate swaps were linked to LIBOR.

(2)	Notional amount includes $130.0 million forward starting pay fixed swaps at September 30, 2019. There were no forward starting swaps at December 31, 2018.

(3)	Excludes forward starting swaps.

(4)	Weighted average fixed rate on forward starting pay fixed swaps was 1.59% at September 30, 2019.

The following table presents swaptions outstanding at September 30, 2019 and December 31, 2018.

September 30, 2019
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long Pay	$5,175,000	2.57%	3M LIBOR	9.55	7.23
Long Receive	$2,000,000	1.49%	3M LIBOR	10.55	6.47

December 31, 2018
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long Pay	$4,075,000	3.30%	3M LIBOR	10.08	3.06

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at September 30, 2019 and December 31, 2018:

September 30, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,823,000	$10,999,389	$10,986,722	(12,667)

December 31, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,803,000	$13,823,109	$13,964,797	141,688

 The following table summarizes certain characteristics of the Company’s futures derivatives at September 30, 2019 and December 31, 2018:

September 30, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(5,314,900)	4.42
U.S. Treasury futures - 10 year and greater	2,600,000	(5,151,400)	10.03
Total	$2,600,000	$(10,466,300)	7.75

December 31, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,166,000)	1.97
U.S. Treasury futures - 5 year	—	(6,359,400)	4.39
U.S. Treasury futures - 10 year and greater	—	(11,152,600)	7.10
Total	$—	$(18,678,000)	5.86

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present information about derivative assets and liabilities that are subject to such provisions and can potentially be offset on our Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018, respectively.

September 30, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$2,556	$(2,291)	$—	$265
Interest rate swaptions, at fair value	39,251	—	—	39,251
TBA derivatives, at fair value	15,706	(7,208)	—	8,498
Futures contracts, at fair value	102,400	(37,973)	—	64,427
Purchase commitments	3,787	—	—	3,787
Credit derivatives	5,055	(1,026)	—	4,029
Liabilities
Interest rate swaps, at fair value	$861,067	$(2,291)	$(121,915)	$736,861
TBA derivatives, at fair value	28,373	(7,208)	—	21,165
Futures contracts, at fair value	80,563	(37,973)	(42,590)	—
Purchase commitments	1,074	—	—	1,074
Credit derivatives	1,338	(1,026)	(312)	—

December 31, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$48,114	$(29,308)	$—	$18,806
Interest rate swaptions, at fair value	7,216	—	—	7,216
TBA derivatives, at fair value	141,688	—	—	141,688
Purchase commitments	844	—	—	844
Credit derivatives	2,641	(2,641)	—	—
Liabilities
Interest rate swaps, at fair value	$420,365	$(29,308)	$(11,856)	$379,201
Futures contracts, at fair value	462,309	—	(462,309)	—
Purchase commitments	33	—	—	33
Credit derivatives	7,043	(2,641)	(4,402)	—

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
September 30, 2019	$88,466	$(682,602)	$(326,309)
September 30, 2018	$51,349	$575	$417,203
For the nine months ended
September 30, 2019	$306,154	$(1,438,349)	$(1,992,884)
September 30, 2018	$34,664	$1,409	$1,737,963

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$93,919	$(46,124)	$47,795
Net interest rate swaptions	(2,778)	(4,571)	(7,349)
Futures	(424,268)	364,613	(59,655)
Purchase commitments	—	(348)	(348)
Credit derivatives	1,784	885	2,669
Total			$(16,888)

Three Months Ended September 30, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$8,569	$(85,741)	$(77,172)
Net interest rate swaptions	(28,754)	(17,663)	(46,417)
Futures	(114,317)	327,787	213,470
Purchase commitments	—	(841)	(841)
Credit derivatives	3,096	1,676	4,772
Total			$93,812

Nine Months Ended September 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$481,865	$(154,355)	$327,510
Net interest rate swaptions	(44,088)	7,935	(36,153)
Futures	(1,430,450)	484,146	(946,304)
Purchase commitments	—	1,903	1,903
Credit derivatives	5,285	9,301	14,586
Total			$(638,458)

Nine Months Ended September 30, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(299,560)	$(56,701)	$(356,261)
Net interest rate swaptions	(85,854)	53,557	(32,297)
Futures	443,314	14,959	458,273
Purchase commitments	—	(416)	(416)
Credit derivatives	7,498	4,060	11,558
Total			$80,857

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at September 30, 2019 was approximately $781.2 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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
Residential Securities, residential mortgage loans, interest rate swap and swaption markets, TBA derivatives and MBS options are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Securities, residential mortgage loans, interest rate swaps, swaptions, TBA derivatives and MBS options markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Securities, residential mortgage loans, interest rate swaps, swaptions, TBA derivatives and MBS options as Level 2 inputs in the fair value hierarchy.
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

September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$114,462,524	$—	$114,462,524
Credit risk transfer securities	—	474,765	—	474,765
Non-Agency mortgage-backed securities	—	1,015,921	—	1,015,921
Commercial mortgage-backed securities	—	140,851	—	140,851
Loans
Residential mortgage loans	—	1,219,402	—	1,219,402
Mortgage servicing rights	—	—	386,051	386,051
Assets transferred or pledged to securitization vehicles	—	3,878,139	—	3,878,139
Derivative assets
Interest rate swaps	—	2,556	—	2,556
Other derivatives	102,400	63,799	—	166,199
Total assets	$102,400	$121,257,957	$386,051	$121,746,408
Liabilities
Debt issued by securitization vehicles	—	3,856,082	—	3,856,082
Derivative liabilities
Interest rate swaps	—	861,067	—	861,067
Other derivatives	80,563	30,785	—	111,348
Total liabilities	$80,563	$4,747,934	$—	$4,828,497

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,752,995	$—	$90,752,995
Credit risk transfer securities	—	552,097	—	552,097
Non-Agency mortgage-backed securities	—	1,161,938	—	1,161,938
Commercial mortgage-backed securities	—	156,758	—	156,758
Loans
Residential mortgage loans	—	1,359,806	—	1,359,806
Mortgage servicing rights	—	—	557,813	557,813
Assets transferred or pledged to securitization vehicles	—	3,833,200	—	3,833,200
Derivative assets
Interest rate swaps	—	48,114	—	48,114
Other derivatives	—	152,389	—	152,389
Total assets	$—	$98,017,297	$557,813	$98,575,110
Liabilities
Debt issued by securitization vehicles	$—	$3,347,062	$—	$3,347,062
Derivative liabilities
Interest rate swaps	—	420,365	—	420,365
Other derivatives	462,309	7,076	—	469,385
Total liabilities	$462,309	$3,774,503	$—	$4,236,812

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

	September 30, 2019		December 31, 2018
Valuation Technique	Unobservable Input (1)	Range (Weighted Average )	Unobservable Input (1)	Range (Weighted Average )
Discounted cash flow	Discount rate	9.0% -12.0% (9.3%)	Discount rate	9.0% -12.0% (9.4%)
	Prepayment rate	6.8% - 30.0% (15.7%)	Prepayment rate	4.7% - 13.9% (8.0%)
	Delinquency rate	0.0% - 4.0% (2.1%)	Delinquency rate	0.0% - 5.0% (2.3%)
	Cost to service	$81 - $131 ($106)	Cost to service	$82 - $138 ($110)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2019 and December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

		September 30, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets		(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	3	$1,421,434	$1,434,293	$1,296,803	$1,303,487
Commercial loans held for sale, net	3	—	—	42,184	42,184
Corporate debt, held for investment	2	2,115,783	2,073,721	1,887,182	1,863,524
Financial liabilities
Repurchase agreements	1,2	$102,682,104	$102,682,104	$81,115,874	$81,115,874
Other secured financing	1,2	4,466,030	4,466,210	4,183,311	4,183,805
Mortgage payable	3	485,657	529,198	511,056	507,770
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
At September 30, 2019 and December 31, 2018, goodwill totaled $71.8 million.

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2019.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2018	$29,039
Intangible assets divested	(147)
Less: amortization expense	(5,803)
Balance at September 30, 2019	$23,089

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company had outstanding $102.7 billion and $81.1 billion of repurchase agreements with weighted average borrowing rates of 2.24% and 2.36%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 45 days and 77 days at September 30, 2019 and December 31, 2018, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.1 billion with remaining capacity of $895.4 million at September 30, 2019.
At September 30, 2019 and December 31, 2018, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

September 30, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$19,451,333	$—	$—	$—	$—	$19,451,333	2.76%
2 to 29 days	32,145,933	195,190	670,750	—	159,008	33,170,881	2.46%
30 to 59 days	15,114,797	—	—	—	23,665	15,138,462	2.64%
60 to 89 days	19,846,591	30,964	154,159	103,938	3,926	20,139,578	2.26%
90 to 119 days	5,077,560	—	—	—	—	5,077,560	2.44%
Over 120 days (1)	9,513,621	—	60,957	100,676	29,036	9,704,290	2.18%
Total	$101,149,835	$226,154	$885,866	$204,614	$215,635	$102,682,104	2.48%

December 31, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,661,001	284,906	353,429	—	72,840	640,465	32,012,641	3.50%
30 to 59 days	8,164,165	—	—	—	—	—	8,164,165	2.33%
60 to 89 days	18,326,399	88,630	251,441	—	23,302	—	18,689,772	2.62%
90 to 119 days	10,067,183	—	—	—	—	—	10,067,183	2.54%
Over 120 days (1)	11,263,625	—	116,434	693,939	108,115	—	12,182,113	2.92%
Total	$78,482,373	$373,536	$721,304	$693,939	$204,257	$640,465	$81,115,874	2.97%

(1)	Less than 1% and approximately 1% of the total repurchase agreements had a remaining maturity over 1 year at September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2019 and December 31, 2018. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2019		December 31, 2018
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$550,000	$103,232,104	$650,040	$81,115,874
Amounts offset	(550,000)	(550,000)	—	—
Netted amounts	$—	$102,682,104	$650,040	$81,115,874

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The fair value of collateral received in connection with reverse repurchase agreements was $0 and $650.0 million, which the Company fully repledged, as of September 30, 2019 and December 31, 2018, respectively.

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.  At September 30, 2019, $90.0 million of advances from the FHLB Des Moines matures in less than one year and $3.5 billion matures between one to three years. At December 31, 2018, $3.6 billion of advances from the FHLB Des Moines matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.48% and 2.78% at September 30, 2019 and December 31, 2018, respectively. The Company held $147.9 million of capital stock in the FHLB Des Moines at September 30, 2019 and December 31, 2018, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $113.7 billion and $367.9 million, respectively, at September 30, 2019 and $90.2 billion and $303.1 million, respectively, at December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable at September 30, 2019 and December 31, 2018, were as follows:

September 30, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,535	$318,625	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,003	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	83,412	85,193	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,799	33,311	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah	7,104	7,122	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,292	13,326	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,806	7,827	3.69%	Fixed	6/1/2053	First liens
Total	$485,657	$491,435

December 31, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,275	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	95,827	97,667	2.75% - 4.96%	Fixed	2019 - 2053	First liens
Texas	32,189	33,735	3.28%	Fixed	1/1/2053	First liens
Utah	9,703	9,706	L+3.50%	Floating	1/31/2019	First liens
Utah	7,279	7,201	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,438	13,473	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,328	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,892	7,913	3.69%	Fixed	6/1/2053	First liens
Total	$511,056	$516,834

The following table details future mortgage loan principal payments at September 30, 2019:

Mortgage Loan Principal Payments
(dollars in thousands)
2019 (remaining)	$804
2020	12,989
2021	3,491
2022	20,034
2023	3,844
Later years	450,273
Total	$491,435

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)	Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2019 and December 31, 2018.

	Shares authorized		Shares issued and outstanding
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	Par Value
Common stock	2,914,850,000	1,924,050,000	1,437,964,466	1,313,763,450	$0.01

During the nine months ended September 30, 2019, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
During the three and nine months ended September 30, 2018, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $753.8 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $113.1 million in proceeds before deducting offering expenses.
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2020. During the three and nine months ended September 30, 2019, the Company repurchased 18.3 million shares of its common stock for an aggregate amount of $155.0 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	180,000	245,000
Amount raised from direct purchase and dividend reinvestment program	$1,795	$2,584

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the nine months ended September 30, 2019, the Company issued 56.0 million shares for proceeds of $569.1 million, net of commissions and fees, under the at-the-market sales program. During the nine months ended September 30, 2018, the Company issued 24.0 million shares for proceeds of $251.1 million, net of commissions and fees, under the at-the-market sales program.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2019 and December 31, 2018. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Fixed-rate		(dollars in thousands)
Series C	—	7,000,000	—	7,000,000	$—	$169,466	7.625%	5/16/2017	NA	NA
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Series H	—	2,200,000	—	2,200,000	—	55,000	8.125%	5/22/2019	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	—	17,700,000	—	428,324	—	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	85,150,000	75,950,000	81,900,000	73,400,000	$1,982,026	$1,778,168

(1)    Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the three and nine months ended September 30, 2019, the Company redeemed all 7.0 million of its issued and outstanding shares of 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $175.0 million. The cash redemption amount for each share of Series C Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of July 21, 2019.
During the nine months ended September 30, 2019, the Company redeemed all 2.2 million of its issued and outstanding shares of 8.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for $55.0 million. The cash redemption amount for each share of Series H Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of May 31, 2019.
During the nine months ended September 30, 2019, the Company issued 17.7 million shares of its 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series I Preferred Stock”) for gross proceeds of $442.5 million before deducting the underwriting discount and other estimated offering expenses.
During the nine months ended September 30, 2018, the Company issued 17.0 million shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and
During the three and nine months ended September 30, 2018, the Company issued 2.2 million shares of its Series H Preferred Stock in connection with the acquisition of MTGE Investment Corp. Refer to the “Acquisition of MTGE Investment Corp.” Note for additional information related to the Company’s Series H Preferred Stock.
During the nine months ended September 30, 2018, the Company redeemed 5.0 million shares of its Series C Preferred Stock for $125.0 million and all 11.5 million of its issued and outstanding shares of 7.625% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) for $287.5 million.
The Series D Cumulative Redeemable Preferred Stock, Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Preferred Stock and Series I Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(C)	Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$359,736	$365,488	$1,158,629	$1,062,685
Distributions declared per common share	$0.25	$0.30	$0.80	$0.90
Distributions paid to common stockholders after period end	$359,491	$102,811	$359,491	$102,811
Distributions paid per common share after period end	$0.25	$0.08	$0.25	$0.08
Date of distributions paid to common stockholders after period end	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Dividends declared to series C preferred stockholders	$742	$3,336	$7,414	$10,987
Dividends declared per share of series C preferred stock (1)	$0.106	$0.477	$1.060	$1.430
Dividends declared to series D preferred stockholders	$8,625	$8,625	$25,875	$25,875
Dividends declared per share of series D preferred stock	$0.469	$0.469	$1.407	$1.406
Dividends declared to series E preferred stockholders	$—	$—	$—	$2,253
Dividends declared per share of series E preferred stock	$—	$—	$—	$0.196
Dividends declared to series F preferred stockholders	$12,510	$12,510	$37,530	$37,530
Dividends declared per share of series F preferred stock	$0.434	$0.434	$1.303	$1.303
Dividends declared to series G preferred stockholders	$6,906	$6,906	$20,718	$19,875
Dividends declared per share of series G preferred stock	$0.406	$0.406	$1.219	$1.169
Dividends declared to series H preferred stockholders	$—	$298	$1,862	$298
Dividends declared per share of series H preferred stock	$—	$0.135	$0.846	$0.135
Dividends declared to series I preferred stockholders	$7,668	$—	$7,668	$—
Dividends declared per share of series I preferred stock	$0.436	$—	$0.436	$—

(1)	Includes dividends declared per share for shares outstanding at September 30, 2018.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2019 and September 30, 2018.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income	(dollars in thousands)
Residential Securities	$784,228	$680,037	$2,271,893	$2,122,375
Residential mortgage loans (1)	37,673	21,184	102,689	55,557
Commercial investment portfolio (1) (2)	87,946	97,531	281,029	249,331
U.S. Treasury securities	—	160	—	160
Reverse repurchase agreements	9,452	17,684	57,472	45,466
Total interest income	$919,299	$816,596	$2,713,083	$2,472,889
Interest expense
Repurchase agreements	699,838	445,535	1,962,999	1,177,384
Debt issued by securitization vehicles	34,524	29,391	102,882	63,244
Other	32,543	26,047	98,936	70,458
Total interest expense	766,905	500,973	2,164,817	1,311,086
Net interest income	$152,394	$315,623	$548,266	$1,161,803

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and September 30, 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(dollars in thousands, except per share data)
Net income (loss)	$(747,169)	$385,429	$(3,372,833)	$2,309,020
Net income (loss) attributable to noncontrolling interests	(110)	(149)	(294)	(277)
Net income (loss) attributable to Annaly	(747,059)	385,578	(3,372,539)	2,309,297
Dividends on preferred stock (1)	36,151	31,675	101,067	96,818
Net income (loss) available (related) to common stockholders	$(783,210)	$353,903	$(3,473,606)	$2,212,479
Weighted average shares of common stock outstanding-basic	1,453,359,211	1,202,353,851	1,436,204,582	1,174,292,701
Add: Effect of stock awards, if dilutive	—	—	—	—
Weighted average shares of common stock outstanding-diluted	1,453,359,211	1,202,353,851	1,436,204,582	1,174,292,701
Net income (loss) per share available (related) to common share
Basic	$(0.54)	$0.29	$(2.42)	$1.88
Diluted	$(0.54)	$0.29	$(2.42)	$1.88

(1)	The three months ended September 30, 2019 exclude cumulative and undeclared dividends of $0.3 million on the Company’s Series I Preferred Stock as of June 30, 2019.
No options to purchase shares of common stock were outstanding for the three and nine months ended September 30, 2019. Options to purchase 0.2 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the three and nine months ended September 30, 2018, respectively.

17. INCOME TAXES

For the three months ended September 30, 2019 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2019 and December 31, 2018.
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
During the three and nine months ended September 30, 2019, the Company recorded ($6.9) million and ($10.2) million, respectively, of income tax benefit attributable to its TRSs. During the three and nine months ended September 30, 2018, the Company recorded ($7.1) million and ($3.3) million, respectively of income tax benefit attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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
For the three and nine months ended September 30, 2019, the compensation and management fee was $41.2 million and $130.2 million, respectively. For the three and nine months ended September 30, 2018, the compensation and management fee was $46.0 million and $136.1 million, respectively.
Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. As part of an expense management initiative undertaken by the Manager, expense reimbursement payments were voluntarily waived for the three months ended September 30, 2019. Expense reimbursements and related waivers are routinely reviewed with the Audit Committee of the Board in conformance with established policies. Reimbursement payments to the Manager were $14.3 million for the nine months ended September 30, 2019. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.
At September 30, 2019 and December 31, 2018 the Company had amounts payable to the Manager of $12.7 million and $16.0 million, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of six years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2019 was $0.8 million and $2.4 million, respectively.
Supplemental information related to leases as of and for the nine months ended September 30, 2019 was as follows:

Operating Leases	Classification	September 30, 2019

Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$16,427
Liabilities
Operating lease liabilities (1)	Other liabilities	$21,217
Lease term and discount rate
Weighted average remaining lease term		5.9 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,784

(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2019 (remaining)	$928
2020	3,799
2021	3,918
2022	3,862
2023	3,862
Later years	6,757
Total lease payments	$23,126
Less imputed interest	1,909
Present value of lease liabilities	$21,217

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2019 and December 31, 2018.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At September 30, 2019 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1, at September 30, 2019 was $397.3 million with excess net capital of $397.0 million.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

23. SUBSEQUENT EVENTS

In October 2019, the Company completed and closed its fifth securitization of residential mortgage loans for the 2019 calendar year, OBX 2019-EXP3 Trust, with a face value of $465.5 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

In October 2019, the Company repurchased 7.9 million shares of its common stock for an aggregate amount of $68.2 million, excluding commission costs, under the Company’s stock repurchase program.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	51
Business Environment	51
Economic Environment	51
Results of Operations	52
Net Income (Loss) Summary	52
Non-GAAP Financial Measures	52
Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	52
Premium Amortization Expense	54
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	55
Experienced and Projected Long-term CPR	56
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	56
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	57
Realized and Unrealized Gains (Losses)	58
Other Income (Loss)	59
General and Administrative Expenses	59
Return on Average Equity	60
Unrealized Gains and Losses - Available-for-Sale Investments	60
Financial Condition	61
Residential Securities	61
Contractual Obligations	65
Off-Balance Sheet Arrangements	65
Capital Management	65
Stockholders’ Equity	66
Capital Stock	66
Leverage and Capital	67
Risk Management	67
Risk Appetite	67
Governance	67
Description of Risks	67
Capital, Liquidity and Funding Risk Management	69
Funding	69
Excess Liquidity	70
Maturity Profile	72
Stress Testing	73
Liquidity Management Policies	73
Investment/Market Risk Management	74
Credit Risk Management	75
Counterparty Risk Management	75
Operational Risk Management	76
Compliance, Regulatory and Legal Risk Management	76
Critical Accounting Policies and Estimates	76
Valuation of Financial Instruments	76
Residential Securities	76
Residential Mortgage Loans	76
Commercial Real Estate Investments	76
Interest Rate Swaps	77
Revenue Recognition	77
Consolidation of Variable Interest Entities	77
Use of Estimates	77
Glossary of Terms	78

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

Business Environment
U.S. Treasuries continued to rally in the third quarter of 2019. In August 2019, financial markets anticipated a marked slowdown in growth and inflation expectation as global manufacturing data continued to disappoint and the U.S.-China trade dispute underwent a sharp escalation. For the third quarter of 2019, the Treasury curve bull flattened with 30-year bonds rallying over 40 basis points (“bps”) and 2-year U.S. Treasury rates lowering by 13 bps. Prior to this shift in sentiment in August 2019, spread products including Agency mortgage-backed securities (“MBS”) had performed well with spreads tighter across coupons. However, the rally in rates in August 2019, combined with the risk-off sentiment, pushed spreads wider across the spectrum. This was particularly negative for Agency MBS. Even before the rally, the faster than expected August prepayment report had sharply reduced carry in generic new issue Agency MBS. The rally in rates ensured that this carry is unlikely to increase meaningfully over the next few months. Agency MBS performance in August as measured by the Bloomberg MBS excess index was one of the worst months since the financial crisis of 2008. However, as rates stabilized towards the end of the quarter, attractive valuation caused mortgages to perform well in September 2019. Overall, for the third quarter of 2019, Agency MBS were only modestly wider than the previous quarter and risk assets were relatively unchanged. But, the headline numbers do not fully capture the volatility in the price action throughout the quarter.
Looking forward, Agency MBS are attractive from a valuation perspective on both an absolute and relative comparison to other high credit quality spread products. However, carry over the near-term has been eroded by fast short-term prepayment speeds and elevated financing rates, making it less likely that investor demand will increase meaningfully over the next few months despite current attractive valuations. Absent a further rally in rates, refinancing activity is likely to moderate over time and seasonal factors should push housing turnover activity lower. Meanwhile, economic fundamentals remain relatively healthy as described further below, in turn supporting our investments in credit sectors, which have seen healthy performance in 2019 so far.
Turning to financing, Agency repo rates remained elevated throughout the quarter, which culminated in the sharp increase in overnight money market interest rates in mid-September, as too little cash had to finance too much debt issuance. The spike in financing rates necessitated the Federal Reserve (“Fed”) to alleviate the shortage of liquidity by supplying more ample bank reserves both temporarily as well as through a more permanent expansion of its balance sheet. Following the Fed’s measures, overnight and shorter-term repo markets have largely normalized. We believe that the added liquidity, combined with the lower short-term interest rates following three Fed rate cuts, will improve MBS carry in coming quarters.

Economic Environment
The pace of economic growth slowed from its growth rate in the second quarter of 2019, with gross domestic product (“GDP”) registering an annualized 1.9% growth rate in the third quarter of 2019. Economic growth nonetheless included robust personal consumption, which contributed 1.9% to the annualized GDP growth rate, to offset slowdowns in other sectors of the economy.
Inflation remained below the Fed’s 2% target in the second quarter of 2019 as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.3% year-over-year in September 2019. The more stable core PCE measure, which excludes volatile food and energy prices, registered an increase of 1.7% year-over-year, on a broad-based slowdown in price increases in a number of inflation-components. The Fed expects the core and headline PCE measures to rebound to levels close to their 2% target over the medium term following the shift in monetary policy seen in the quarter.
The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell from 3.7% to 3.5% during the third quarter of 2019, remaining below the Fed’s estimate of the long-run unemployment rate of 4.2%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 157,000 jobs per month in the second quarter of 2019, down from 223,000 jobs added per month in 2018. Wage growth, as measured by the year-over-year

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

change in private sector Average Hourly Earnings, slowed, reading 2.9% in the month of September 2019 compared to 3.2% in the month of June 2019.
During the third quarter of 2019, the Federal Open Market Committee (“FOMC”) reduced the Federal Funds Target Rate by a combined 50 bps to a range of 1.75% - 2.00% given continued disappointing economic growth overseas, a slowdown in the manufacturing sector growth, and increased downside risks to the U.S. economy. Going forward, market participants expect the FOMC to ease further to help sustain the economic expansion. Based on market pricing after the 25 bps cut delivered at the October 2019 FOMC meeting, there is an implied eighty percent chance that the Fed will reduce the Federal Funds Target Rate by an additional 25 bps by the end of the first quarter of 2020.
During the quarter ended September 30, 2019, the 10-year U.S. Treasury rate rallied 34 bps as the shift in Fed communications lowered interest rates, while concerns around economic growth supported demand for safe assets, such as U.S. Treasuries. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, widened as mortgage-backed securities saw more supply as a result of increased refinancing activity at lower interest rate levels.
The following table presents interest rates and spreads at each date presented:

	September 30, 2019	December 31, 2018	September 30, 2018
30-Year mortgage current coupon	2.61%	3.50%	3.81%
Mortgage basis	95 bps	82 bps	75 bps
10-Year U.S. Treasury rate	1.66%	2.68%	3.06%
LIBOR
1-Month	2.02%	2.50%	2.26%
6-Month	2.06%	2.88%	2.60%

London Interbank Offered Rate (“LIBOR”) Transition
We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure, review contracts, assess impact to our businesses, processes and technology and define a communication strategy with shareholders, regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition.

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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2019 and 2018.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
Interest income	$919,299	$816,596	$2,713,083	$2,472,889
Interest expense	766,905	500,973	2,164,817	1,311,086
Net interest income	152,394	315,623	548,266	1,161,803
Realized and unrealized gains (losses)	(875,406)	199,716	(3,796,814)	1,339,051
Other income (loss)	35,074	(10,643)	93,757	57,550
Less: General and administrative expenses	66,138	126,509	228,283	252,800
Income (loss) before income taxes	(754,076)	378,187	(3,383,074)	2,305,604
Income taxes	(6,907)	(7,242)	(10,241)	(3,416)
Net income (loss)	(747,169)	385,429	(3,372,833)	2,309,020
Less: Net income (loss) attributable to noncontrolling interests	(110)	(149)	(294)	(277)
Net income (loss) attributable to Annaly	(747,059)	385,578	(3,372,539)	2,309,297
Less: Dividends on preferred stock (1)	36,151	31,675	101,067	96,818
Net income (loss) available (related) to common stockholders	$(783,210)	$353,903	$(3,473,606)	$2,212,479
Net income (loss) per share available (related) to common stockholders
Basic	$(0.54)	$0.29	$(2.42)	$1.88
Diluted	$(0.54)	$0.29	$(2.42)	$1.88
Weighted average number of common shares outstanding
Basic	1,453,359,211	1,202,353,851	1,436,204,582	1,174,292,701
Diluted	1,453,359,211	1,202,353,851	1,436,204,582	1,174,292,701
Other information
Asset portfolio at period-end	$125,840,378	$101,192,482	$125,840,378	$101,192,482
Average total assets	$130,378,448	$102,397,400	$121,429,243	$101,734,271
Average equity	$15,465,556	$14,364,856	$15,207,589	$14,386,055
Leverage at period-end (2)	7.3:1	5.9:1	7.3:1	5.9:1
Economic leverage at period-end (3)	7.7:1	6.7:1	7.7:1	6.7:1
Capital ratio (4)	11.2%	12.6%	11.2%	12.6%
Annualized return on average total assets	(2.29%)	1.51%	(3.70%)	3.03%
Annualized return on average equity	(19.32%)	10.73%	(29.57%)	21.40%
Annualized core return on average equity (excluding PAA) (5)	8.85%	10.85%	10.23%	10.73%
Net interest margin (6)	0.75%	1.49%	0.95%	1.65%
Net interest margin (excluding PAA) (5)	1.10%	1.50%	1.29%	1.53%
Average yield on interest earning assets	2.89%	3.21%	3.02%	3.23%
Average yield on interest earning assets (excluding PAA) (5)	3.26%	3.22%	3.39%	3.09%
Average cost of interest bearing liabilities (7)	2.28%	2.08%	2.29%	1.96%
Net interest spread	0.61%	1.13%	0.73%	1.27%
Net interest spread (excluding PAA) (5)	0.98%	1.14%	1.10%	1.13%
Weighted average experienced CPR for the period	14.6%	10.3%	11.0%	9.8%
Weighted average projected long-term CPR at period-end	16.3%	9.1%	16.3%	9.1%
Common stock book value per share	$9.21	$10.03	$9.21	$10.03
Interest income (excluding PAA) (5)	$1,036,451	$819,982	$3,051,869	$2,365,396
Economic interest expense (5) (7)	$678,439	$449,624	$1,858,663	$1,276,422
Economic net interest income (excluding PAA) (5)	$358,012	$370,358	$1,193,206	$1,088,974
Core earnings (5)	$224,779	$386,280	$827,453	$1,265,244
Premium amortization adjustment cost (benefit)	$117,152	$3,386	$338,786	$(107,493)
Core earnings (excluding PAA) (5)	$341,931	$389,666	$1,166,239	$1,157,751
Core earnings per common share (5)	$0.13	$0.29	$0.51	$1.00
PAA cost (benefit) per common share (5)	$0.08	$0.01	$0.23	$(0.10)
Core earnings (excluding PAA) per common share (5)	$0.21	$0.30	$0.74	$0.90
(1)    The three months ended September 30, 2019 exclude cumulative and undeclared dividends of $0.3 million on our Series I Preferred Stock as of June 30, 2019.
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

GAAP
For the Three Months Ended September 30, 2019 and 2018

Net income (loss) was ($747.2) million, which includes ($0.1) million attributable to noncontrolling interests, or ($0.54) per average basic common share, for the three months ended September 30, 2019 compared to $385.4 million, which includes ($0.1) million attributable to noncontrolling interests, or $0.29 per average basic common share, for the same period in 2018. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, and higher interest expense, partially offset by favorable changes in net gains (losses) on disposal of investments and higher interest income. Net unrealized gains (losses) on interest rate swaps was ($326.3) million for the three months ended September 30, 2019 compared to $417.2 million for the same period in 2018. Realized gains (losses) on termination or maturity of interest rate swaps was ($682.6) million for the three months ended September 30, 2019 compared to $0.6 million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2. for additional information related to these changes. Interest expense increased to $766.9 million for the three months ended September 30, 2019 compared to $501.0 million for the same period in 2018, reflecting an increase in average Interest Bearing Liabilities and higher borrowing rates. Net gains (losses) on disposal of investments was $66.5 million for the three months ended September 30, 2019 compared to ($324.3) million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2. for additional information related to this change. Interest income increased to $919.3 million for the three months ended September 30, 2019 compared to $816.6 million for the same period in 2018, reflecting an increase in average Interest Earning Assets.
For the Nine Months Ended September 30, 2019 and 2018

Net income (loss) was ($3.4) billion, which includes ($0.3) million attributable to noncontrolling interests, or ($2.42) per average basic common share, for the nine months ended September 30, 2019 compared to $2.3 billion, which includes ($0.3) million attributable to noncontrolling interests, or $1.88 per average basic common share, for the same period in 2018. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and net gains (losses) on other derivatives, and higher interest expense, partially offset by lower losses on disposal of investments and higher interest income. Net unrealized gains (losses) on interest rate swaps was ($2.0) billion for the nine months ended September 30, 2019 compared to $1.7 billion for the same period in 2018. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.4) billion for the nine months ended September 30, 2019 compared to $1.4 million for the same period in 2018. Net gains (losses) on other derivatives was ($638.5) million for the nine months ended September 30, 2019 compared to $81.9 million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2. for additional information related to these changes. Interest expense increased to $2.2 billion for the three months ended September 30, 2019 compared to $1.3 billion for the same period in 2018, reflecting an increase in average Interest Bearing Liabilities and higher borrowing rates. Net losses on disposal of investments was ($65.7) million for the three months ended September 30, 2019 compared to ($376.9) million for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2. for additional information related to this change. Interest income increased to $2.7 billion for the nine months ended September 30, 2019 compared to $2.5 billion for the same period in 2018, reflecting an increase in average Interest Earning Assets.
Non-GAAP
For the Three Months Ended September 30, 2019 and 2018

Core earnings (excluding premium amortization adjustment (“PAA”)) were $341.9 million, or $0.21 per average common share, for the three months ended September 30, 2019, compared to $389.7 million, or $0.30 per average common share, for the same period in 2018. The change in core earnings (excluding PAA) during the three months ended September 30, 2019 compared to the same period in 2018 was primarily due to an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities, partially offset by higher coupon income resulting from an increase in average Interest Earning Assets and favorable changes in the net interest component of interest rate swaps.
For the Nine Months Ended September 30, 2019 and 2018

Core earnings (excluding PAA) were $1.2 billion, or $0.74 per average common share, for the nine months ended September 30, 2019, compared to $1.2 billion, or $0.90 per average common share, for the same period in 2018. The change in core earnings (excluding PAA) during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to favorable changes in the net interest component of interest rate swaps and higher coupon income earned resulting from an increase in average Interest Earning Assets, partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(747,169)	$385,429	$(3,372,833)	$2,309,020
Net income (loss) attributable to noncontrolling interests	(110)	(149)	(294)	(277)
Net income (loss) attributable to Annaly	(747,059)	385,578	(3,372,539)	2,309,297
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	682,602	(575)	1,438,349	(1,409)
Unrealized (gains) losses on interest rate swaps	326,309	(417,203)	1,992,884	(1,737,963)
Net (gains) losses on disposal of investments	(66,522)	324,294	65,727	376,943
Net (gains) losses on other derivatives	16,888	(94,827)	638,458	(81,871)
Net unrealized (gains) losses on instruments measured at fair value through earnings	1,091	39,944	(41,657)	139,913
Loan loss provision	3,504	—	9,207	—
Adjustments to exclude components of other (income) loss
Depreciation and amortization expense related to commercial real estate (1)	9,974	9,278	30,235	9,278
Non-core (income) loss allocated to equity method investments (2)	4,541	(2,358)	25,364	(2,358)
Non-core other (income) loss (3)	—	44,525	—	44,525
Adjustments to exclude components of general and administrative expenses and income taxes
Transaction expenses and non-recurring items (4)	2,622	60,081	15,650	61,600
Income tax effect of non-core income (loss) items	(2,762)	886	(5,543)	886
Adjustments to add back components of realized and unrealized (gains) losses
TBA dollar roll income and CMBX coupon income (5)	15,554	56,570	86,917	207,414
MSR amortization (6)	(21,963)	(19,913)	(55,599)	(61,011)
Core earnings (7)	224,779	386,280	827,453	1,265,244
Less
Premium amortization adjustment cost (benefit)	117,152	3,386	338,786	(107,493)
Core earnings (excluding PAA) (7)	$341,931	$389,666	$1,166,239	$1,157,751
Dividends on preferred stock (8)	36,151	31,675	101,067	96,818
Core earnings attributable to common stockholders (7)	$188,628	$354,605	$726,386	$1,168,426
Core earnings attributable to common stockholders (excluding PAA) (7)	$305,780	$357,991	$1,065,172	$1,060,933
GAAP net income (loss) per average common share	$(0.54)	$0.29	$(2.42)	$1.88
Core earnings per average common share (7)	$0.13	$0.29	$0.51	$1.00
Core earnings (excluding PAA) per average common share (7)	$0.21	$0.30	$0.74	$0.90
GAAP return (loss) on average equity	(19.32%)	10.73%	(29.57%)	21.40%
Core return on average equity (excluding PAA) (7)	8.85%	10.85%	10.23%	10.73%

(1)	Includes depreciation and amortization expense related to equity method investments.

(2)
Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR and a realized gain on sale within an unconsolidated joint venture, which are components of Other income (loss).

(3)
Represents the amount of consideration paid for the acquisition of MTGE Investment Corp. (“MTGE”) in excess of the fair value of net assets acquired. This amount is primarily attributable to a decline in portfolio valuation between the pricing and closing dates of the transaction and is consistent with changes in market values observed for similar instruments over the same period.

(4)
Represents costs incurred in connection with securitizations of residential whole loans. The nine months ended September 30, 2019 also includes costs incurred in connection with the securitization of commercial loans. The three and nine months ended September 30, 2018 also includes costs incurred in connection with the the MTGE transaction.

(5)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.5 million and $3.4 million for the three and nine months ended September 30, 2019, respectively. CMBX coupon income totaled $1.2 million for the three and nine months ended September 30, 2018, respectively.

(6)
MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on the Company’s MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.

(7)	Represents a non-GAAP financial measure.

(8)	The three months ended September 30, 2019 exclude cumulative and undeclared dividends of $0.3 million on our Series I Preferred Stock as of June 30, 2019.

From time to time, we enter into TBA forward contracts as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Premium amortization expense	$376,306	$187,537	$942,339	$485,795
Less: PAA cost (benefit)	117,152	3,386	338,786	(107,493)
Premium amortization expense (excluding PAA)	$259,154	$184,151	$603,553	$593,288

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(per average common share)
Premium amortization expense	$0.26	$0.16	$0.66	$0.41
Less: PAA cost (benefit)	0.08	0.01	0.23	(0.10)
Premium amortization expense (excluding PAA)	$0.18	$0.15	$0.43	$0.51

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three months ended September 30, 2019.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
For the three months ended	(dollars in thousands)
September 30, 2019	$919,299	$117,152	$1,036,451
September 30, 2018	$816,596	$3,386	$819,982
For the nine months ended
September 30, 2019	$2,713,083	$338,786	$3,051,869
September 30, 2018	$2,472,889	$(107,493)	$2,365,396

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
For the three months ended		(dollars in thousands)
September 30, 2019	$766,905	$(88,466)	$678,439	$152,394	$(88,466)	$240,860	$117,152	$358,012
September 30, 2018	$500,973	$(51,349)	$449,624	$315,623	$(51,349)	$366,972	$3,386	$370,358
For the nine months ended
September 30, 2019	$2,164,817	$(306,154)	$1,858,663	$548,266	$(306,154)	$854,420	$338,786	$1,193,206
September 30, 2018	$1,311,086	$(34,664)	$1,276,422	$1,161,803	$(34,664)	$1,196,467	$(107,493)	$1,088,974

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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2019	14.6%	16.3%
September 30, 2018	10.3%	9.1%
For the nine months ended
September 30, 2019	11.0%	16.3%
September 30, 2018	9.8%	9.1%

(1)	For the three and nine months ended September 30, 2019 and 2018, respectively.

(2)	At September 30, 2019 and 2018, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
September 30, 2019	$127,207,668	$1,036,451	3.26%	$116,391,094	$678,439	2.28%	358,012	0.98%
September 30, 2018	$101,704,957	$819,982	3.22%	$86,638,082	$449,624	2.08%	370,358	1.14%
For the nine months ended
September 30, 2019	$119,918,692	$3,051,869	3.39%	$107,182,973	$1,858,663	2.29%	1,193,206	1.10%
September 30, 2018	$101,959,145	$2,365,396	3.09%	$87,039,447	$1,276,422	1.96%	1,088,974	1.13%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
September 30, 2019	$1,036,451	15,554	(766,905)	88,466	$373,566	$127,207,668	9,248,502	$136,456,170	1.10%
September 30, 2018	$819,982	56,570	(500,973)	51,349	$426,928	$101,704,957	12,216,863	$113,921,820	1.50%
For the nine months ended
September 30, 2019	$3,051,869	86,917	(2,164,817)	306,154	$1,280,123	$119,918,692	12,311,322	$132,230,014	1.29%
September 30, 2018	$2,365,396	207,414	(1,311,086)	34,664	$1,296,388	$101,959,145	11,225,007	$113,184,152	1.53%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.5 million and $3.4 million for the three and nine months ended September 30, 2019, respectively. CMBX coupon income totaled $1.2 million for the three and nine months ended September 30, 2018.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
September 30, 2019	$116,391,094	$111,004,216	$678,439	2.28%	2.18%	2.11%	0.07%	0.10%	0.17%
September 30, 2018	$86,638,082	$86,981,115	$449,624	2.08%	2.11%	2.54%	(0.43%)	(0.03%)	(0.46%)
For the nine months ended
September 30, 2019	$107,182,973	$111,004,216	$1,858,663	2.29%	2.37%	2.45%	(0.08%)	(0.08%)	(0.16%)
September 30, 2018	$87,039,447	$86,981,115	$1,276,422	1.96%	1.91%	2.38%	(0.47%)	0.05%	(0.42%)
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $228.8 million for the three months ended September 30, 2019 compared to the same period in 2018. Economic interest expense increased by $582.2 million for the nine months ended September 30, 2019 compared to the same period in 2018. The change in each period was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements, partially offset by the change in the net interest component of interest rate swaps which was $88.5 million for the three months ended September 30, 2019 compared to $51.3 million for the same period in 2018 and $306.2 million for the nine months ended September 30, 2019 compared to $34.7 million for the same period in 2018.
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
At September 30, 2019 and December 31, 2018, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(920,445)	$469,127	$(3,125,079)	$1,774,036
Net gains (losses) on disposal of investments	66,522	(324,294)	(65,727)	(376,943)
Net gains (losses) on other derivatives	(16,888)	94,827	(638,458)	81,871
Net unrealized gains (losses) on instruments measured at fair value through earnings	(1,091)	(39,944)	41,657	(139,913)
Loan loss provision	(3,504)	—	(9,207)	—
Total	$(875,406)	$199,716	$(3,796,814)	$1,339,051

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended September 30, 2019 and 2018

Net gains (losses) on interest rate swaps for the three months ended September 30, 2019 was ($920.4) million compared to $469.1 million for the same period in 2018, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($326.3) million for the three months ended September 30, 2019, reflecting a decline in forward interest rates, compared to $417.2 million for the same period in 2018, reflecting a rise in forward interest rates. Realized gains (losses) on termination or maturity of interest rate swaps was ($682.6) million resulting from interest rate swaps with a notional amount of $30.6 billion for the three months ended September 30, 2019 compared to $0.6 million resulting from the termination or maturity of interest rate swaps with a notional amount of $500.0 million for the same period in 2018.
Net gains (losses) on disposal of investments was $66.5 million for the three months ended September 30, 2019 compared to ($324.3) million for the same period in 2018. For the three months ended September 30, 2019, we disposed of Residential Securities with a carrying value of $11.1 billion for an aggregate net gain of $76.3 million. For the same period in 2018, we disposed of Residential Securities with a carrying value of $9.1 billion for an aggregate net loss of ($322.4) million.
Net gains (losses) on other derivatives was ($16.9) million for the three months ended September 30, 2019 compared to $94.8 million for the same period in 2018. The change in net gains (losses) on other derivatives was primarily comprised of changes in net gains (losses) on futures contracts, which was ($59.7) million for the three months ended September 30, 2019 compared to $213.5 million for the same period in 2018, net gains (losses) on TBA derivatives, which was $47.8 million for the three months ended September 30, 2019 compared to ($77.2) million for the same period in 2018, and net gains (losses) on interest rate swaptions, which was ($7.3) million for the three months ended September 30, 2019 compared to ($46.4) million for the same period in 2018.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($1.1) million for the three months ended September 30, 2019 compared to ($39.9) million for the same period in 2018, primarily due to favorable changes in unrealized gains (losses) on Agency interest-only investments, residential loans, credit risk transfer securities and non-Agency mortgage-backed securities, partially offset by unfavorable changes in unrealized gains (losses) on MSRs for the three months ended September 30, 2019 compared to the same period in 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

For the three months ended September 30, 2019, a loan loss provision of ($3.5) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to this loan loss provision. No provision for loan loss was recorded for the same period in 2018.

For the Nine Months Ended September 30, 2019 and 2018

Net gains (losses) on interest rate swaps for the nine months ended September 30, 2019 was ($3.1) billion compared to $1.8 billion for the same period in 2018, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($2.0) billion for the nine months ended September 30, 2019, reflecting a decline in forward interest rates, compared to $1.7 billion for the same period in 2018, reflecting a rise in forward interest rates. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.4) billion resulting from interest rate swaps with a notional amount of $87.4 billion for the nine months ended September 30, 2019 compared to $1.4 million resulting from the termination or maturity of interest rate swaps with a notional amount of $750.0 million for the same period in 2018.
Net gains (losses) on disposal of investments was ($65.7) million for the nine months ended September 30, 2019 compared to ($376.9) million for the same period in 2018. For the nine months ended September 30, 2019, we disposed of Residential Securities with a carrying value of $30.7 billion for an aggregate net loss of ($50.6) million. For the same period in 2018, we disposed of Residential Securities with a carrying value of $14.5 billion for an aggregate net loss of ($372.5) million.
Net gains (losses) on other derivatives was ($638.5) million for the nine months ended September 30, 2019 compared to $81.9 million for the same period in 2018. The change in net gains (losses) on other derivatives was primarily comprised of changes in net gains (losses) on futures contracts, which was ($946.3) million for the nine months ended September 30, 2019 compared to $458.3 million for the same period in 2018, and net gains (losses) on TBA derivatives, which was $327.5 million for the nine months ended September 30, 2019 compared to ($356.3) million for the same period in 2018.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $41.7 million for the nine months ended September 30, 2019 compared to ($139.9) million for the same period in 2018, primarily due to favorable changes in unrealized gains (losses) on Agency interest-only investments, non-Agency mortgage-backed securities, credit risk transfer securities, residential loans and securitized commercial loans, partially offset by unfavorable changes in unrealized gains (losses) on MSRs for the nine months ended September 30, 2019 compared to the same period in 2018.
For the nine months ended September 30, 2019, a loan loss provision of ($9.2) million was recorded on commercial mortgage loans. Refer to the “Loans” Note located within Item 1 for additional information related to this loan loss provision. No provision for loan loss was recorded for the same period in 2018.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
September 30, 2019	$66,138	0.20%	1.71%
September 30, 2018	$126,509	0.49%	3.52%
For the nine months ended
September 30, 2019	$228,283	0.25%	2.00%
September 30, 2018	$252,800	0.33%	2.34%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

(1)
Includes $2.6 million of transaction costs incurred in connection with securitizations of residential whole loans for the three months ended September 30, 2019. Includes $15.7 million of transaction costs incurred in connection with securitizations of residential whole loans and commercial loans for the nine months ended September 30, 2019. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.19% and as a percentage of average equity were 1.64% for the three months ended September 30, 2019. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.23% and as a percentage of average equity were 1.86% for the nine months ended September 30, 2019.

G&A expenses were $66.1 million for the three months ended September 30, 2019, a decrease of $60.4 million compared to the same period in 2018. G&A expenses were $228.3 million for the nine months ended September 30, 2019, a decrease of $24.5 million compared to the same period in 2018. The change in each period was largely attributable to transactions costs in connection with the MTGE Acquisition in 2018. The change in the nine month period was partially offset by higher transaction costs related to securitizations of residential whole loans in 2019, transaction costs related to a securitization of commercial loans in 2019 and reimbursement payments made to the Manager for certain services in connection with the management and operations of Annaly which commenced during the third quarter of 2018.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2019	6.23%	(24.93%)	0.91%	(1.71%)	0.18%	(19.32%)
September 30, 2018	10.22%	4.13%	(0.30%)	(3.52%)	0.20%	10.73%
For the nine months ended
September 30, 2019	7.49%	(35.97%)	0.82%	(2.00%)	0.09%	(29.57%)
September 30, 2018	11.09%	12.09%	0.53%	(2.34%)	0.03%	21.40%
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

	September 30, 2019	December 31, 2018
	(dollars in thousands)
Unrealized gain	$2,473,592	$306,037
Unrealized loss	(159,777)	(2,285,902)
Accumulated other comprehensive income (loss)	$2,313,815	$(1,979,865)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The fair value of these securities being less than amortized cost at September 30, 2019 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $129.0 billion and $105.8 billion at September 30, 2019 and December 31, 2018, respectively. The change was primarily due to increases in Agency mortgage-backed securities of $23.7 billion and assets transferred or pledged to securitization vehicles of $0.9 billion, partially offset by decreases in CRE Debt and Preferred Equity Investments of $0.7 billion and reverse repurchase agreements of $0.7 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2019:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$114,848,575	$10,986,722	$474,765	$4,612,054	$3,063,693	$725,508	$2,115,783	$125,840,378
Debt
Repurchase agreements	101,149,835	10,823,000	226,154	885,866	420,249	—	—	102,682,104
Other secured financing	2,652,641	—	—	914,607	65,139	—	833,643	4,466,030
Debt issued by securitization vehicles	—	—	—	1,856,064	2,000,018	—	—	3,856,082
Net forward purchases	34,580	—	—	17,817	—	—	—	52,397
Mortgages payable	—	—	—	—	—	485,657	—	485,657
Net equity allocated	$11,011,519	$163,722	$248,611	$937,700	$578,287	$239,851	$1,282,140	$14,298,108	(4)

Net equity allocated (%)	77%	1%	2%	6%	4%	2%	9%	100%
Debt/net equity ratio	9.4:1	NM	0.9:1	3.9:1	4.3:1	2.0:1	0.7:1	7.3:1	(5)

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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at September 30, 2019 and December 31, 2018 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At September 30, 2019 and December 31, 2018 we had on our Consolidated Statements of Financial Condition a total of $151.4 million and $183.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $5.4 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended September 30, 2019 and 2018 was 14.6% and 10.3%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of September 30, 2019 and 2018 was 16.3% and 9.1%, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables present our Residential Securities that were carried at fair value at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$108,418,062	$83,052,552
Adjustable-rate pass-through	2,415,491	4,937,984
CMO	9,966	11,221
Interest-only	730,608	873,889
Multifamily	2,826,735	1,838,565
Reverse mortgages	61,662	38,784
Total agency securities	$114,462,524	$90,752,995
Residential credit
CRT	$474,765	$552,097
Alt-A	145,637	182,361
Prime	269,720	343,986
Prime Interest-only	3,657	—
Subprime	360,099	394,621
NPL/RPL	28,554	3,438
Prime jumbo (>= 2010 vintage)	201,524	220,658
Prime jumbo (>= 2010 vintage) interest-only	6,730	16,874
Total residential credit securities	$1,490,686	$1,714,035
Total Residential Securities	$115,953,210	$92,467,030
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at September 30, 2019 and December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2019	December 31, 2018
Residential Securities (1)	(dollars in thousands)
Principal amount	$108,464,106	$89,579,223
Net premium	4,348,514	3,925,803
Amortized cost	112,812,618	93,505,026
Amortized cost / principal amount	104.01%	104.38%
Carrying value	115,211,939	91,575,882
Carrying value / principal amount	106.22%	102.23%
Weighted average coupon rate	3.98%	3.90%
Weighted average yield	3.05%	3.17%
Adjustable-rate Residential Securities (1)
Principal amount	$3,335,155	$6,020,096
Weighted average coupon rate	4.04%	3.47%
Weighted average yield	3.04%	2.87%
Weighted average term to next adjustment	10 Months	19 Months
Weighted average lifetime cap (2)	8.13%	8.04%
Principal amount at period end as % of total residential securities	3.07%	6.72%
Fixed-rate Residential Securities (1)
Principal amount	$105,143,876	$83,559,127
Weighted average coupon rate	3.97%	3.93%
Weighted average yield	3.05%	3.19%
Principal amount at period end as % of total residential securities	96.93%	93.28%
Interest-only Residential Securities
Notional amount	$5,708,737	$6,867,093
Net premium	913,268	1,192,675
Amortized cost	913,268	1,192,675
Amortized cost / notional amount	16.00%	17.37%
Carrying value	740,995	891,148
Carrying value / notional amount	12.98%	12.98%
Weighted average coupon rate	3.13%	3.10%
Weighted average yield	(0.85%)	1.73%
(1) Excludes interest-only mortgage-backed securities. (2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2019.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$450,908	$—	$450,908	5.59%	1.09%	0.39%	15.48%
Private label credit risk transfer	23,857	—	23,857	7.47%	—%	0.20%	13.41%
Alt-A	145,637	83,805	61,832	4.57%	12.73%	8.40%	12.35%
Prime	269,720	80,944	188,776	4.48%	6.94%	3.92%	15.72%
Prime interest-only	3,657	3,657	—	0.47%	—	0.10%	25.33%
Subprime	360,099	125,261	234,838	2.85%	8.73%	21.81%	6.85%
Re-performing loan securitizations	28,554	28,554	—	4.20%	17.05%	9.30%	10.52%
Prime jumbo (>=2010 vintage)	201,524	161,417	40,107	3.96%	15.28%	0.16%	21.28%
Prime jumbo (>=2010 vintage) interest-only	6,730	6,730	—	0.37%	—	0.18%	8.02%
Total/weighted average	$1,490,686	$490,368	$1,000,318	4.71%	7.54%	7.63%	24.40%

(1) Represents the 3 month voluntary prepayment rate (“VPR”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$450,908	$—	$450,908
Private label credit risk transfer	—	—	23,857	—	23,857
Alt-A	31,897	94,046	19,694	—	145,637
Prime	91,641	178,079	—	—	269,720
Prime interest-only	—	—	—	3,657	3,657
Subprime	—	33,697	326,402	—	360,099
Re-performing loan securitizations	—	28,554	—	—	28,554
Prime jumbo (>=2010 vintage)	—	201,524	—	—	201,524
Prime jumbo (>=2010 vintage) interest-only	—	—	—	6,730	6,730
Total	$123,538	$535,900	$820,861	$10,387	$1,490,686

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2019.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2019, the interest rate swaps had a net fair value of ($858.5) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$102,595,310	$86,794	$—	$—	$102,682,104
Interest expense on repurchase agreements (1)	296,783	728	—	—	297,511
Other secured financing	123,994	3,755,087	586,949	—	4,466,030
Interest expense on other secured financing (1)	124,358	93,374	13,811	—	231,543
Debt issued by securitization vehicles (principal)	—	—	—	3,890,860	3,890,860
Interest expense on debt issued by securitization vehicles	142,290	189,422	178,569	2,881,306	3,391,587
Mortgages payable (principal)	22,667	39,742	7,755	421,271	491,435
Interest expense on mortgages payable	19,797	38,811	37,736	144,871	241,215
Long-term operating lease obligations	3,725	7,816	7,723	3,862	23,126
Total	$103,328,924	$4,211,774	$832,543	$7,342,170	$115,715,411

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2019.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2019, we received $11.2 billion from principal repayments and $19.6 billion in cash from disposal of Residential Securities. During the nine months ended September 30, 2018, we received $8.7 billion from principal repayments and $9.6 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, the Company has provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at September 30, 2019.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Stockholders’ equity	(dollars in thousands)
7.625% Series C cumulative redeemable preferred stock	$—	$169,466
7.50% Series D cumulative redeemable preferred stock	445,457	445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
8.125% Series H cumulative redeemable preferred stock	—	55,000
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	—
Common stock	14,380	13,138
Additional paid-in capital	20,034,970	18,794,331
Accumulated other comprehensive income (loss)	2,313,815	(1,979,865)
Accumulated deficit	(9,125,895)	(4,493,660)
Total stockholders’ equity	$15,219,296	$14,112,112

Capital Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	180,000	245,000
Amount raised from direct purchase and dividend reinvestment program	$1,795	$2,584
During the nine months ended September 30, 2019, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
During the three and nine months ended September 30, 2018, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $753.8 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $113.1 million in proceeds before deducting offering expenses.
During the nine months ended September 30, 2019, we issued 56.0 million shares for proceeds of $569.1 million, net of commissions and fees, under the at-the-market sales program. During the nine months ended September 30, 2018, we issued 24.0 million shares for proceeds of $251.1 million, net of commissions and fees, under the at-the-market sales program.
In June 2019, we announced that our Board had authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2020. During the three and nine months ended September 30, 2019, we repurchased 18.3 million shares of our common stock for an aggregate amount of $155.0 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.
During the three and nine months ended September 30, 2019, we redeemed all 7.0 million of our issued and outstanding shares of 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $175.0 million. The cash redemption amount for each share of Series C Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of July 21, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

During the nine months ended September 30, 2019, we redeemed all 2.2 million of our issued and outstanding shares of 8.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for $55.0 million. The cash redemption amount for each share of Series H Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of May 31, 2019.
During the nine months ended September 30, 2019, we issued 17.7 million shares of our 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of $442.5 million before deducting the underwriting discount and other estimated offering costs.
During the three and nine months ended September 30, 2018, we issued 2.2 million shares of its Series H Preferred Stock in connection with the acquisition of MTGE Investment Corp. Refer to the “Acquisition of MTGE Investment Corp.” Note in Part I. Item 1 for additional information related to our Series H Preferred Stock.
During the nine months ended September 30, 2018, we issued 17.0 million shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and redeemed 5.0 million shares of our 7.625% Series C Cumulative Redeemable Preferred Stock for $125.0 million and all 11.5 million of our issued and outstanding shares of 7.625% Series E Cumulative Redeemable Preferred Stock for $287.5 million.

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
Our debt-to-equity ratio at September 30, 2019 and December 31, 2018 was 7.3.1 and 6.3:1, respectively.  Our economic leverage ratio, which is computed as the sum of Recourse Debt, TBA derivative and CMBX notional outstanding and net forward purchases of investments divided by total equity was 7.7:1 and 7.0:1 at September 30, 2019 and December 31, 2018, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of debt issued by securitization vehicles), was 11.2% and 12.1% at September 30, 2019 and December 31, 2018, respectively.

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

Funding
Our primary financing sources are repurchase agreements provided through counterparty arrangements and through Arcola, other secured financing including funding from the Federal Home Loan Bank of Des Moines (“FHLB”), debt issued by securitization vehicles, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either used to collateralize additional borrowings or sold.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2019, the weighted average days to maturity was 45 days.
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
At September 30, 2019, we had total financial assets and cash pledged against existing liabilities of $115.4 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2019 compared to the same period in 2018, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2019.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2019	$108,389,796	$102,682,104	$1,459,070	$—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
September 30, 2017	69,314,576	69,430,268	994,565	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2019. The weighted average remaining maturity on our repurchase agreements and other secured financing was 68 days at September 30, 2019:

	September 30, 2019
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$19,451,333	2.76%	18.2%
2 to 29 days	33,170,881	2.46%	31.0%
30 to 59 days	15,138,462	2.64%	14.1%
60 to 89 days	20,139,578	2.26%	18.8%
90 to 119 days	5,077,560	2.44%	4.7%
Over 120 days (1)	14,170,320	2.37%	13.2%
Total	$107,148,134	2.49%	100.0%

(1)	Approximately 4% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2019:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$102,682,104	2.48%	2.53%	45
Other secured financing (2)	4,466,030	2.80%	2.95%	602
Securitized debt of consolidated VIEs (3)	3,890,860	3.66%	3.66%	8,715
Mortgages payable (3)	491,435	4.10%	4.20%	4,694
Total indebtedness	$111,530,429

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2019:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,625,999	$167,922	$1,793,921
Investments, at carrying value (1)
Agency mortgage-backed securities	109,833,442	4,598,304	114,431,746
Credit risk transfer securities	284,273	190,492	474,765
Non-agency mortgage-backed securities	842,024	173,897	1,015,921
Residential mortgage loans (2)	3,279,459	316,674	3,596,133
MSRs	2,788	383,263	386,051
Commercial real estate debt investments (2)	2,439,031	13,233	2,452,264
Commercial real estate debt and preferred equity, held for investment	205,605	405,824	611,429
Corporate debt, held for investment	1,450,425	665,358	2,115,783
Other assets (3)	—	239,579	239,579
Total financial assets	$119,963,046	$7,154,546	$127,117,592

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(2)	Includes assets transferred or pledged to securitization vehicles.

(3)	Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2019:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,793,921
Residential Securities (2)	115,922,066
Residential mortgage loans (3)	1,219,402
Commercial real estate debt investments (4)	140,851
Commercial real estate debt and preferred equity, held for investment	504,492
Corporate debt, held for investment	1,568,954
Total liquid assets	$121,149,686
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (3)(4)	98.95%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $115.4 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2019. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $2.4 billion.

(4)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.3 billion.

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
Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2019 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,793,921	$—	$—	$—	$1,793,921
Agency mortgage-backed securities (principal)	—	—	6,812,626	100,174,495	106,987,121
Credit risk transfer securities (principal)	—	—	74,450	374,607	449,057
Non-agency mortgage-backed securities (principal)	—	4,669	144,917	878,342	1,027,928
Commercial mortgage-backed securities (principal)	—	—	—	140,600	140,600
Total securities	—	4,669	7,031,993	101,568,044	108,604,706
Residential mortgage loans (principal)	—	—	—	1,178,414	1,178,414
Commercial real estate debt and preferred equity (principal)	179,348	61,430	239,839	146,398	627,015
Corporate debt (principal)	—	9,727	110,576	2,015,603	2,135,906
Total loans	179,348	71,157	350,415	3,340,415	3,941,335
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	4,653,482	4,653,482
Total financial assets - maturity	1,973,269	75,826	7,382,408	109,561,941	118,993,444
Effect of utilizing reset dates (1)	6,034,188	2,192,016	(711,333)	(7,514,871)	—
Total financial assets - interest rate sensitive	$8,007,457	$2,267,842	$6,671,075	$102,047,070	$118,993,444
Financial liabilities
Repurchase agreements	$87,900,254	$14,695,056	$86,794	$—	$102,682,104
Other secured financing	—	123,994	3,755,087	586,949	4,466,030
Debt issued by securitization vehicles (principal)	—	—	—	3,890,860	3,890,860
Total financial liabilities - maturity	87,900,254	14,819,050	3,841,881	4,477,809	111,038,994
Effect of utilizing reset dates (1)(2)	(62,214,377)	14,572,800	20,206,586	27,434,991
Total financial liabilities - interest rate sensitive	$25,685,877	$29,391,850	$24,048,467	$31,912,800	$111,038,994

Maturity gap	$(85,926,985)	$(14,743,224)	$3,540,527	$105,084,132	$7,954,450

Cumulative maturity gap	$(85,926,985)	$(100,670,209)	$(97,129,682)	$7,954,450

Interest rate sensitivity gap	$(17,678,420)	$(27,124,008)	$(17,377,392)	$70,134,270	$7,954,450

Cumulative rate sensitivity gap	$(17,678,420)	$(44,802,428)	$(62,179,820)	$7,954,450

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

Liquidity Management Policies
We utilize a comprehensive liquidity policy structure to inform our liquidity risk management practices including monitoring and measurement, along with well-defined key risk indicators. Both quantitative and qualitative targets are utilized to measure the ongoing stability and condition of the liquidity position, and include the level and composition of unencumbered assets, as well as both short-term and long-term sustainability of the funding composition under stress conditions.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our Interest Earning Assets and the interest expense incurred from Interest Bearing Liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our securities and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we utilize contracts linked to LIBOR but may also enter into interest rate swaps where the floating leg is linked to the overnight index swap rate or another index, particularly in light of a potential transition away from LIBOR. In addition, we may use MAC interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2019. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(50.0%)	0.1%	0.9%
-50 Basis points	(33.3%)	0.1%	0.8%
-25 Basis points	(15.9%)	0.1%	0.6%
+25 Basis points	14.0%	(0.1%)	(1.2%)
+50 Basis points	24.8%	(0.4%)	(3.4%)
+75 Basis points	30.7%	(0.7%)	(6.5%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.2%	10.5%
-15 Basis points	0.7%	6.3%
-5 Basis points	0.2%	2.1%
+5 Basis points	(0.2%)	(2.1%)
+15 Basis points	(0.7%)	(6.2%)
+25 Basis points	(1.2%)	(10.4%)
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Our portfolio composition, based on balance sheet values, at September 30, 2019 and December 31, 2018 was as follows:

	September 30, 2019	December 31, 2018
Category
Agency mortgage-backed securities	91.0%	88.8%
Credit risk transfer securities	0.4%	0.5%
Non-agency mortgage-backed securities	0.8%	1.1%
Residential mortgage loans (1)	2.8%	2.4%
Mortgage servicing rights	0.3%	0.5%
Commercial real estate (1) (2)	3.0%	4.9%
Corporate debt	1.7%	1.8%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table summarizes our exposure to counterparties by geography at September 30, 2019:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Country	(dollars in thousands)
North America	34	$70,639,198	$(301,523)	$3,409,587
Europe	13	25,331,900	(556,988)	1,767,345
Asia (non-Japan)	1	466,189	—	26,494
Japan	4	6,244,817	—	343,796
Total	52	$102,682,104	$(858,511)	$5,547,222
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

Valuation of Financial Instruments
Residential Securities
There is an active market for our Agency mortgage-backed securities, CRT securities and non-Agency mortgage-backed securities. Since we primarily invest in securities that can be valued using actively quoted prices for actively traded assets, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal fair values are determined using quoted prices from the TBA securities market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. While prepayment rates may be difficult to predict and require estimation and judgment in the valuation of Agency mortgage-backed securities, the Company uses several third party models to validate prepayment speeds used in its fair value measurements of residential securities. All internal fair values are compared to external pricing sources and/or dealer quotes to determine reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Residential Mortgage Loans
There is an active market for the residential whole loans in which we invest. Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there are observable inputs in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the swap curve and the underlying characteristics of the individual loans, which may include loan term, coupon, and reset dates. While prepayment rates may be difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans, the Company validates its prepayment speeds against those provided by independent pricing analytic providers specializing in residential mortgage loans. Internal fair values are generally compared to external pricing sources to determine reasonableness.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At September 30, 2019, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2019 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2020. The following table sets forth information with respect to this share repurchase program for the quarter ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	The total number of shares purchased as part of publicly announced repurchase plans or programs(1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan (1)
			(dollars in thousands)
September 1, 2019 - September 30, 2019	18,298,944	$8.47	$155,030	$1,344,970
Total	18,298,944		$155,030	$1,344,970

(1) Excludes commission costs.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Description

3.1
Articles Supplementary reclassifying and designating 7,000,000 authorized but unissued shares of Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of Registrant’s undesignated common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2019).

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

101.INS XBRL
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2019 (Unaudited) and December 31, 2018 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2018); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (formatted in Inline XBRL and contained in Exhibit 101).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	October 31, 2019	By: /s/ Kevin G. Keyes
Kevin G. Keyes
Chairman, Chief Executive Officer and President (Principal Executive Officer)

Dated:	October 31, 2019	By: /s/ Glenn A. Votek
Glenn A. Votek
Chief Financial Officer (Principal Financial Officer)

II-1