Form 10-K
period 2019-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2020-02-14
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
At June 30, 2019, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $13.3 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on January 31, 2020 was 1,430,324,298.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2019.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

PART I

ITEM 1. BUSINESS

“Annaly,” “we,” “us,” or “our” refers to Annaly Capital Management, Inc. and our wholly-owned subsidiaries, except where it is made clear that the term means only the parent company. Unless the context indicates otherwise, references to the internalization of our management or the “Internalization” are forward-looking statements and should not be assumed to have happened, or likely to happen, on any terms indicated or at all.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Business Overview
Introduction
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are a Maryland corporation founded in 1997 that has elected to be taxed as a real estate investment trust (“REIT”). Until the closing of the Internalization (as defined below), we will continue to be externally managed by Annaly Management Company LLC (“Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
We believe that our business objectives are supported by our size and conservative financial posture relative to the industry, the extensive experience of our employees, the diversity of our investment strategy, a comprehensive risk management approach, the availability and diversification of financing sources and our operational efficiencies.
Investment Groups
We have made significant investments in our business as part of the diversification of our investment strategy, including the expansion and scaling of our four investment groups, which are comprised of the following:

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
Operating Platform
Our operating platform has expanded in support of our diversification strategy, and has included investments in systems, infrastructure and personnel. Our technology investments have led to the development of proprietary portfolio analytics, financial and capital allocation modeling, and other risk and reporting tools, which, coupled with cutting-edge digital transformation applications, support the diversification and operating efficiency of our business. Our operating platform supports our investments in Agency assets as well as residential credit assets, commercial real estate assets, residential mortgage loans, mortgage servicing rights and corporate loans. The diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential opportunities.
Recent Developments
Interim Chief Executive Officer and Ongoing Permanent Chief Executive Officer Search
On November 20, 2019, our board of directors (“Board”) appointed Glenn A. Votek, who had served as our Chief Financial Officer since 2013, as Chief Executive Officer and President, on an interim basis. It is expected that Mr. Votek, who was also elected to the Board, will serve in such roles until the appointment by the Board of a permanent chief executive officer and president. The Board is conducting a formal search for a permanent chief executive officer. Mr. Votek has indicated that, following the appointment of a permanent chief executive officer and president, he intends to transition to a temporary advisory role with Annaly and to continue serving as an active member of the Board.
Internalization
On February 12, 2020, we entered into an internalization agreement (the “Internalization Agreement”) with our Manager and certain affiliates of our Manager. Pursuant to the Internalization Agreement, we agreed to acquire all of the outstanding equity interests of our Manager and our Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for a nominal cash purchase price of one dollar ($1.00). As a result of the Internalization, our Manager will cease to perform any outside management services for us and we will become an internally-managed REIT. We anticipate that the closing will occur in the second quarter of 2020.
In connection with the Internalization, we entered into employment and severance agreements with our executive officers (other than Mr. Votek) that will become effective at the closing of the Internalization. In addition, the Amended and Restated Management

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Agreement, dated as of August 1, 2018, between us and our Manager (as amended by Amendment No. 1 thereto, dated as of March 27, 2019, the “Management Agreement”) will be terminated at the closing of the Internalization, and our Manager has agreed to waive any Acceleration Fee (as defined in the Management Agreement) solely as related to the closing of the Internalization. If the closing does not occur, the Management Agreement will revert to the form it was in immediately prior to the execution of the Internalization Agreement in all respects, including with respect to the Acceleration Fee. Upon closing of the Internalization, all employees of the Manager will become employees of Annaly, Annaly will no longer pay a management fee to the Manager, and Annaly going forward will pay the compensation of all employees.
The Internalization Agreement and the related transactions and agreements were approved by the Board, with the unanimous approval of the independent directors of the Board, following the unanimous recommendation of a special committee of independent directors of the Board (the “Special Committee”). Both the Special Committee and the Manager obtained advice from separate legal and independent financial advisors. The Special Committee was also assisted by an independent compensation consultant that was retained by the Compensation Committee (the “Compensation Committee”) of the Board in connection with the employment arrangements discussed above).

The consummation of the Internalization is subject to the satisfaction or waiver of certain conditions and may not close on the terms or under the conditions described in this annual report on Form 10-K, or at all. For more information regarding the Internalization, the Internalization Agreement and the various related employment arrangement with our employees (including our senior management), please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC” or the “Commission”) on February 12, 2020.
Business and Investment Strategy
Shared Capital Model
We operate a diversified company comprised of four investment groups, each of which has multiple investment options to capitalize on attractive relative returns and market opportunities. Through our diversification strategy we maintain 38 investment options across our investment groups. Our shared capital model drives our capital allocation strategy allowing us to rotate our investments based on relative value while also managing risk.
Strategic Relationships
A key element of our strategy is to establish and grow strategic relationships with industry leading partners in order to develop and broaden access to quality originations flow as well as to leverage third party operations to efficiently manage operating costs, all in an effort to generate attractive risk adjusted returns for our shareholders. Additionally, we have attracted capital partners to our business, augmenting our public capital markets efforts, which has resulted in increased scale without sacrificing balance sheet liquidity. Certain of our strategic relationships also afford us the opportunity to support communities through socially responsible investing.
We have created over 25 partnerships across our investment groups including the following:

–
Annaly Residential Credit Group has established relationships with key mortgage loan originators and aggregators including well-known money center banks, allowing us to efficiently source proprietary originations suited to our risk parameters.

–
Annaly Commercial Real Estate Group maintains a partnership with Pearlmark Real Estate Partners, a leading real estate private equity sponsor, providing access to co-investment opportunities through their seasoned commercial real estate investment team.

–	We have partnered with a premier mortgage servicer for MSR assets through our joint venture with a leading Sovereign Wealth Fund.

–
We have partnered with Capital Impact Partners, a national community development financial institution, to create a social impact joint venture supporting projects in underserved communities across the country.

Our Portfolio and Capital Allocation Policy
Under our capital allocation policy and subject to oversight by our Board, we may allocate our investments within our target asset classes as we determine to be appropriate from time to time.
Our Board may adopt changes to our capital allocation policy and targeted assets at its discretion.
The nature of our assets and our operations are intended to meet our REIT qualification requirements and our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Our portfolio composition and capital allocation at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
Investment Group	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Annaly Agency Group (2)(3)(4)	93%	74%	93%	73%
Annaly Residential Credit Group (3)(4)	3%	10%	3%	10%
Commercial
Annaly Commercial Real Estate Group (3)(4)	2%	7%	2%	7%
Annaly Middle Market Lending Group	2%	9%	2%	10%

(1)	Capital allocation represents the percentage of equity allocated to each category.

(2)	Includes MSRs and TBA purchase contracts.

(3)	Includes assets transferred or pledged to securitization vehicles.

(4)	Net of securitized debt of consolidated VIEs.

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
Our Board has reviewed and approved the investment and operating policies and strategies that support our risk appetite statement set forth in this Form 10-K. Our Board has the power to modify or waive these policies and strategies to the extent that our Board, in its discretion, determines that the modification or waiver is in the best interests of our stockholders. Among other factors, market developments which affect our policies and strategies or which change our assessment of the market may cause our Board to revise our policies and strategies.

We may seek to expand our capital base in order to further increase our ability to acquire new and different types of assets when the potential returns from new investments appear attractive relative to the targeted risk-adjusted returns. We may in the future acquire assets or companies by offering our debt or equity securities in exchange for such opportunities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We also finance certain commercial real estate investments with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2019, we had $101.7 billion of repurchase agreements outstanding.
Additionally, our wholly-owned subsidiary, Arcola Securities, Inc. (“Arcola”), provides direct access to bilateral and triparty funding as a FINRA member broker-dealer. As an eligible institution, Arcola also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Arcola provides us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2019, the weighted average days to maturity was 65 days.
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
We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1, which is generally lower than what our leverage ratio had been prior to 2007. For purposes of calculating this ratio, our economic leverage ratio is equal to the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity.
Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases  or originations, issuance of capital or other capital enhancing or risk reduction strategies.
The following table presents our leverage, economic leverage and capital ratios as of the periods presented.

	December 31, 2019	December 31, 2018
Leverage ratio	7.1:1	6.3:1
Economic leverage ratio	7.2:1	7.0:1
Capital ratio	12.0%	12.1%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Risk Management
Risk is a natural element of our business. Effective risk management is of critical importance to our success. The objective of our risk management framework is to identify, measure, monitor and control the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk. For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Management Agreement
Until the closing of the Internalization, management of Annaly will continue to be conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by our Board. The Management Agreement was amended and restated on August 1, 2018, and further amended on March 27, 2019 (the management agreement, as amended and restated, is referred to as the “Management Agreement”). On February 12, 2020, we entered the Internalization Agreement with our Manager pursuant to which, upon closing, the Management Agreement will be terminated. If the closing does not occur, the Management Agreement will remain in place on the terms and conditions described herein.
The Management Agreement’s current term ends on December 31, 2021 and will automatically renew for successive two-year terms unless at least two-thirds of our independent directors or the holders of a majority of our outstanding shares of common stock in their sole discretion elect to terminate the agreement for any or no reason. At any time during the term or any renewal term we may deliver to the Manager written notice of our intention to terminate the Management Agreement upon 365 days notice (such notice, a “Termination Notice”). During any period between the date we deliver a Termination Notice (the “Notice Delivery Date”) and the date designated by us as the date on which the Manager shall cease to provide management services (the “Termination Date”), the Manager shall continue to perform its duties and obligations under the Management Agreement and cooperate with us to execute an orderly transition to a new manager. If we elect to terminate the Management Agreement, we may elect to accelerate the Termination Date to a date that is between seven and 90 days after the Notice Delivery Date. If we do not elect to do so, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either us or the Manager, we shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365. The Management Agreement also provides that the Manager may terminate the Management Agreement by providing to us prior written notice of its intention to terminate the Management Agreement no less than 365 days prior to the date designated by the Manager on which the Manager would cease to provide services or such earlier date as determined by us in our sole discretion.
Under the Management Agreement, the Manager, subject to the supervision and direction of our Board, is responsible for (i) the selection, purchase and sale of assets for our investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising our financing and hedging activities; and (iv) day to day management functions. The Manager also performs such other supervisory and management services and activities relating to our assets and operations as may be appropriate.  In exchange for the management services, we pay the Manager a monthly management fee, and the Manager is responsible for providing personnel to manage us and determining all compensation and benefit expenses associated with such personnel. Prior to the most recent amendment to the Management Agreement, which was executed on March 27, 2019, we had paid the Manager a flat monthly management fee equal to 1/12th of 1.05% of Stockholders' Equity (as defined in the Management Agreement) for management services. Pursuant to the March 27, 2019 amendment to the Management Agreement, we now pay the Manager a monthly management fee for management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. We do not pay the Manager any incentive fees. In addition to the management fee, in August 2018, we began reimbursing the Manager for the cost of certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to us. Such reimbursements are permitted pursuant to the terms of the Management Agreement provided the related costs are no greater than those that would be payable to comparable third party providers.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Information about our Executive Officers
The following table sets forth certain information as of January 31, 2020 concerning our executive officers:

Name	Age	Title
Glenn A. Votek	61	Interim Chief Executive Officer and President
Serena Wolfe	40	Chief Financial Officer
David L. Finkelstein	47	Chief Investment Officer
Timothy P. Coffey	46	Chief Credit Officer
Anthony C. Green	45	Chief Corporate Officer, Chief Legal Officer and Secretary

Glenn A. Votek has served as Interim Chief Executive Officer and President of Annaly and a member of Annaly’s Board since November 2019. Mr. Votek previously served as Chief Financial Officer of Annaly from August 2013 until December 2019 and as Chief Financial Officer of Fixed Income Discount Advisory Company (“FIDAC”), a former wholly-owned subsidiary of the Company, from August 2013 until October 2015. Mr. Votek joined Annaly in May 2013 from CIT Group where he had been an Executive Vice President and Treasurer since 1999 and President of Consumer Finance since 2012. Prior to that, Mr. Votek worked at AT&T and its finance subsidiary from 1986 until 1999 in various financial management roles. Mr. Votek has a B.S. in Finance and Economics from the University of Arizona/Kean College and a M.B.A. in Finance from Rutgers University.
Serena Wolfe has served as Chief Financial Officer of Annaly since December 2019. Prior to joining Annaly in 2019, Ms. Wolfe served as a Partner at Ernst & Young (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York, California, Illinois and Pennsylvania.
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
Timothy P. Coffey has served as Chief Credit Officer of Annaly since January 2016. Mr. Coffey served as Annaly’s Head of Middle Market Lending from 2010 until January 2016. Mr. Coffey has over 20 years of experience in leveraged finance and has held a variety of origination, execution, structuring and distribution positions. Prior to joining Annaly in 2010, Mr. Coffey served as Managing Director and Head of Debt Capital Markets in the Leverage Finance Group at Bank of Ireland. Prior to that, Mr. Coffey held positions at Scotia Capital, the holding company of Saul Steinberg’s Reliance Group Holdings and SC Johnson International. Mr. Coffey received his B.A. in Finance from Marquette University.
Anthony C. Green has served as Chief Corporate Officer of Annaly since January 2019 and as Chief Legal Officer and Secretary of Annaly since March 2017. Mr. Green previously served as Annaly’s Deputy General Counsel from 2009 until February 2017. Prior to joining Annaly, Mr. Green was a partner in the Corporate, Securities, Mergers & Acquisitions Group at the law firm K&L Gates LLP. Mr. Green has over 20 years of experience in corporate and securities law. Mr. Green holds a B.A. in Economics and Political Science from the University of Pennsylvania and a J.D. and LL.M. in International and Comparative Law from Cornell Law School.

Employees
Annaly has been externally-managed by our Manager since July 2013. As of December 31, 2019, our Manager directly employed 175 of the 185 individuals who provide services to Annaly. The remaining 10 individuals are employed by subsidiaries of Annaly for regulatory or corporate efficiency reasons.
If the Internalization closes, we would expect all of the employees of our Manager to become our employees (either directly or indirectly).
Regulatory Requirements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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
We have a subsidiary that is registered with the SEC as an investment adviser under the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with that subsidiary’s clients. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our subsidiary’s clients, including, for example, restrictions on agency, cross and principal transactions. Our registered investment adviser subsidiary is subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to, among other things, maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements.
The financial services industry is subject to extensive regulation and supervision in the U.S. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”) and the rules thereunder significantly altered the financial regulatory regime within which financial institutions operate. Other reforms have been adopted or are being considered by other regulators and policy makers worldwide. We will continue to assess our business, risk management and compliance practices to conform to developments in the regulatory environment.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Corporate Governance
We strive to conduct our business in accordance with the highest ethical standards and in compliance with applicable governmental laws, rules and regulations. Our notable governance practices and policies include:

•	Our Board is composed of a majority of independent directors, and our Audit, Compensation and Nominating/Corporate Governance Committees are composed exclusively of independent directors.

•	In November 2019, we separated the roles of Chair of the Board and Chief Executive Officer, and appointed our company’s first independent Chair of the Board.

•	In December 2018, we amended our bylaws to declassify our Board over a three-year period with all directors standing for annual election by our company’s annual meeting of stockholders in 2021.

•
We have adopted an enhanced director refreshment policy, which provides that an independent director may not stand for re-election at the next annual meeting of stockholders taking place at the end of his or her term following the earlier of his or her: (i) 12th anniversary of service on our Board or (ii) 73rd birthday.

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

•
We have procedures by which any of our employees, including employees of our Manager as well as those of our subsidiaries, officers or directors may raise concerns confidentially about our company’s conduct, accounting, internal controls or auditing matters with the Chair of the Board, the independent directors, or the chair of the Audit Committee or through our company’s whistleblower phone hotline or e-mail inbox.

•
We have an Insider Trading Policy that prohibits our directors, officers and employees, including employees of our Manager, as well as those of our subsidiaries from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others.  Our Insider Trading Policy prohibits our directors, officers and employees, from (1) holding our stock in a margin account as eligible collateral, or otherwise pledging our stock as collateral for a loan, or (2) engaging in any hedging transactions with respect to our equity securities held by them.

•	Our Board has instituted expansive employee stock ownership guidelines, pursuant to which more than 40% of our employees are asked to hold predetermined amounts of our company’s common stock.

•
On February 12, 2020, we entered into the Internalization Agreement with our Manager, pursuant to which we will transition from an externally-managed REIT to an internally-managed REIT. If the Internalization closes, we expect to achieve greater alignment of interests between management and shareholders.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Available Information
Our website is www.annaly.com. We make available on this website under “Investors - SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”). Our website and the information contained therein are not incorporated into this annual report on Form 10-K.
Also posted on our website, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Compensation Committee, Nominating/Corporate Governance Committee, Risk Committee and Corporate Responsibility Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

ITEM 1A. RISK FACTORS

An investment in our stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this annual report on Form 10-K. If any of the risks discussed in this annual report on Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our stock could decline significantly and you may lose all or part of your investment. Readers should not consider any descriptions of these factors to be a complete set of all potential risks that could affect us.

INDEX TO ITEM 1A. RISK FACTORS

Page
Risks Related to Our Investing, Portfolio Management and Financing Activities	12
Risks Related to Our Credit Assets	24
Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity Ownership of Real Estate Assets	28
Risks Related to Our Residential Credit Business	32
Risks Related to Our Relationship with Our Manager	35
Risks Related to Internalization	36
Risks Related to Our Taxation as a REIT	37
Risks of Ownership of Our Common Stock	43
Regulatory Risks	45

Risks Related to Our Investing, Portfolio Management and Financing Activities
We may change our policies without stockholder approval.
Our Board has established very broad investment guidelines that may be amended from time to time. Our Board and management determine all of our significant policies, including our investment, financing, capital and asset allocation and distribution policies. They may amend or revise these policies at any time without a vote of our stockholders. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Our investment in new business strategies and new assets is inherently risky, and could disrupt our ongoing businesses.
To date, a significant portion of our total assets have consisted of Agency mortgage-backed securities which carry an implied or actual “AAA” rating. Nevertheless, pursuant to the ongoing diversification of our assets, we also acquire assets of lower credit quality.
While we remain committed to the Agency market and have grown our Agency assets, given the current environment, we believe it is prudent to diversify a portion of our investment portfolio. For example, during 2018 we began our focus on growth in our three credit businesses; such trend continued through 2019 and is expected to continue in 2020. We invest in a range of targeted asset classes and continue to explore new business strategies and assets and expect to continue to do so in the future.
Additionally, we may enter into or engage in various types of securitizations, transactions, services and other operating businesses that are different than the types into which we have traditionally entered or engaged.
Such endeavors may involve significant risks and uncertainties, including credit risk, diversion of management from current operations, expenses associated with these new investments, inadequate return of capital on our investments, less management experience in new types of assets, and unanticipated issues not discovered in our due diligence of such strategies and assets. Because these new ventures are inherently risky, no assurance can be given that such strategies will be successful and will not materially adversely affect our reputation, financial condition and operating results.

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
Because of our leverage, we may incur substantial losses if our borrowing costs increase, and we may be unable to execute our investment strategy if leverage is unavailable or is unavailable on attractive terms. The reasons our borrowing costs may increase or our ability to borrow may decline include, but are not limited to, the following:

•	short-term interest rates increase;

•	the market value of our investments available to collateralize borrowings decreases;

•	the “haircut” applied to our assets under the repurchase agreements or other secured financing arrangements we are party to increases;

•	interest rate volatility increases;

•	there is a disruption in the repo market generally or the infrastructure that supports it; or

•	the availability of financing in the market decreases.

Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions.
Because of our leverage, a decline in the value of our interest earning assets may result in our lenders initiating margin calls.  A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. Margin calls are most likely in market conditions in which the unencumbered assets that we would use to meet the margin calls have also decreased in value.
If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. This could force us to sell our interest earning assets under adverse market conditions, or allow lenders to sell those assets on our behalf at prices that could be below our estimation of their value. Additionally, in the event of our bankruptcy, our borrowings, which are generally made under repurchase agreements, may qualify for special treatment under the U.S. Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to liquidate the collateral under these agreements without delay.

We may exceed our target leverage ratios.
We generally expect to maintain an economic leverage ratio of less than 10:1. However, we are not required to stay below this economic leverage ratio.  We may exceed this ratio by incurring additional debt without increasing the amount of equity we have. For example, if we increase the amount of borrowings under our master repurchase agreements with our existing or new counterparties or the market value of our portfolio declines, our economic leverage ratio would increase. If we increase our economic leverage ratio, the adverse impact on our financial condition and results of operations from the types of risks associated with the use of leverage would likely be more severe. Our target economic leverage ratio is set for the portfolio as a whole, rather than separately for each asset type. The economic leverage ratio on Agency mortgage-backed securities may exceed the target ratio for the portfolio as a whole. Because credit assets are generally less levered than Agency mortgage-backed securities, at a given economic leverage ratio an increased allocation to credit assets generally means an increase in economic leverage on Agency mortgage-backed securities. The economic leverage on our Agency mortgage-backed securities is the primary driver of the risk of being unable to meet margin calls discussed above.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our ability to meet cash needs depends on many factors, several of which are beyond our control.  Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations.  Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, margin calls, additional capital requirements applicable to our lenders, a disruption in the financial markets or declining confidence in our reputation or in financial markets in general.  These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

Risk management policies and procedures may not adequately identify all risks to our businesses.
We have established and maintain risk management policies and procedures designed to support our risk framework, and to identify, measure, monitor and control financial risks. Risks include market risk (interest rate, spread and prepayment), liquidity risk, credit risk and operational risk. These policies and procedures may not sufficiently identify the full range of risks that we are or may become exposed to. Any changes to business activities, including expansion of traded or illiquid products, may result in our being exposed to different risks or an increase in certain risks. Our management may have less experience in identifying and managing the risks of new business activities. Any failure to identify and mitigate financial risks could result in an adverse impact to our financial condition, business or results of operations. Additionally, as regulations and markets in which we operate continue to evolve, our risk management policies and procedures may not always keep sufficient pace with those changes.

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
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans. We may seek to minimize prepayment risk to the extent practical, and in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk. We may choose to bear increased prepayment risk if we believe that the potential returns justify the risk.
Conversely, a decline in prepayment rates on our investments will reduce the amount of principal we receive and therefore reduce the amount of cash we otherwise could have reinvested in higher yielding assets at that time, which could negatively impact our future operating results.

We are subject to reinvestment risk.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets.  Concerns over economic recession, geopolitical issues including events such as the United Kingdom’s recent exit from the European Union (commonly referred to as “Brexit”), trade wars, unemployment, the availability and cost of financing, the mortgage market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.
For example, as a result of the financial crises beginning in the summer of  2007 and through the subsequent credit and housing crisis, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or were impaired, resulting in a significant contraction in market liquidity for mortgage-related assets.  This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of various LIBOR rates (“LIBOR rates”) may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR rates. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR rates. LIBOR rates are calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator), may result in changes to the manner in which LIBOR rates are determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is likely that, over time, U.S. Dollar LIBOR (“USD-LIBOR”) will be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York. The manner and timing of this shift is not known with certainty. It is possible, but unlikely, that USD-LIBOR will be used in instruments created after 2021. Global regulators are encouraging regulated institutions to make the shift earlier. For each existing LIBOR-based instrument, the manner and timing of the switch depends on the terms of the relevant contract and the specifics of future events.
SOFR is not an exact replacement for USD-LIBOR. USD-LIBOR accounts for bank credit risk, while SOFR does not. Therefore, LIBOR and SOFR are expected to behave differently at times when market participants are concerned about the financial strength of banks. Also, SOFR is an overnight rate instead of a term rate. There is currently no perfect way to create robust, forward-looking SOFR term rates. A large and liquid market in SOFR-based futures could eventually lead to the ability to calculate forward-looking SOFR term rates, but currently the SOFR-based futures market is small relative to LIBOR-based futures markets. Regulators and other members of the Alternative Reference Rates Committee (“ARRC”) have indicated that market participants should stop using USD-LIBOR now, despite the unavailability of a forward-looking SOFR term rate. However, a large majority of new issuance of floating-rate instruments, including some transactions in which we are issuer or sponsor, still reference USD-LIBOR.
Regulators and other members of the ARRC have also indicated that all instruments that reference USD-LIBOR should include robust fallbacks. The ARRC has published fallbacks for several asset types, and the International Swaps and Derivatives Association (“ISDA”) is preparing documentation to implement fallbacks for derivatives. ISDA has not yet published its documentation, and there is no certainty about what ISDA’s recommendations will be.
Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives. The spread calculation methodology for non-derivatives is currently not known. The spread calculation is intended

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread will be fair and accurate.
The fallbacks recommended by the ARRC are different for various non-derivative instruments, the fallbacks recommended by ARRC will likely differ from the fallbacks recommended by ISDA, and not all USD-LIBOR-based instruments will incorporate the recommended fallbacks. This could result in unexpected differences between our USD-LIBOR-based assets and our USD-LIBOR-based interest rate hedges.
Many existing USD-LIBOR-based instruments either do not contemplate the discontinuation of LIBOR, provide a fallback that in practice will make the instrument fixed-rate, or provide a fallback that one party may believe is contrary to the contractual intent. We may incur costs amending those instruments to implement fallbacks recommended by the ARRC or ISDA. We may decide not to amend, in which case we may bear the cost and risk of litigation. Some instruments, particularly consumer-facing adjustable-rate mortgages, are impractical to amend. With respect to those instruments, we may bear the cost and risk of litigation. Our lenders may be less willing to extend credit secured by assets that do not include robust fallbacks.
We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of USD-LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR. We use service providers to validate the fair values of certain financial instruments. We are not aware of those service providers accounting for the cessation of LIBOR in their pricing models.
The process of transition involves operational risks. References to USD-LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving USD-LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.
It is also possible that USD-LIBOR will continue to be published without being representative of any underlying market, meaning that some instruments would continue to be subject to the weaknesses of the LIBOR calculation process. A rate may also be published that continues to be named USD-LIBOR and therefore continues to be used for certain contracts, but is calculated pursuant to an entirely different methodology. Preparing for and addressing the cessation of USD-LIBOR cessation may require significant time and resources.
Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the USD-LIBOR-cessation provisions applicable to that class. We do not currently intend to amend any classes of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Each such class that is currently outstanding becomes callable at the same time it begins to pay a USD-LIBOR-based rate. Should we choose to call a class of preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.

An increase in interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.
Increases in interest rates may negatively affect the market value of our interest earning assets because in a period of rising interest rates, the value of certain interest earning assets may fall and reduce our book value. For example, our fixed-rate interest earning assets are generally negatively affected by increases in interest rates because in a period of rising rates, the coupon we earn on our fixed-rate interest earning assets would not change. Our book value would be reduced by the amount of a decline in the market value of our interest earning assets.

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
Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, interest rate futures, and other derivative transactions to help us mitigate our interest rate and prepayment risks described above subject to maintaining our qualification as a REIT and our Investment Company Act exemption. We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell TBAs on Agency mortgage-backed securities, purchase or write put or call options on TBAs and invest in other types of mortgage derivatives, such as interest-only securities. No hedging strategy can protect us completely. Entering into interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability. The expected transition from LIBOR to alternative reference rates adds additional complication to our hedging strategies.

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
Many of the models we use include LIBOR as an input. The expected transition away from LIBOR may require changes to models, may change the underlying economic relationships being modeled, and may require the models to be run with less historical data than is currently available for LIBOR. We may incorrectly value LIBOR-based instruments because our models do not currently account for LIBOR cessation.
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
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. Certain third parties provide information needed for our financial statements that we cannot obtain or verify from other sources. If one of those third

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

parties experiences a system failure or cybersecurity incident, we may not have access to that information or may not have confidence in its accuracy. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving. New business initiatives have increased, and may continue to increase, the extent to which we are subject to such U.S. and international information privacy and security regulations.
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and we are from time to time subject to such attempted attacks. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material cybersecurity breach to date, other financial institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. We may be held responsible if certain third parties that facilitate our business activities experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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
In a securitization structure, we convey a pool of assets to a special purpose vehicle, the issuing entity, and in turn the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in the subordinate interests of the issuing entity. The securitization of all or a portion of our commercial or residential loan portfolio might magnify our exposure to losses because any subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could adversely affect our performance and our ability to grow our business.

Counterparties may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow our business and increase revenues.
If or when we obtain debt financing, lenders (especially in the case of credit facilities) may impose restrictions on us that would affect our ability to incur additional debt, make certain allocations or acquisitions, reduce liquidity below certain levels, make distributions to our stockholders, or redeem debt or equity securities, and may impact our flexibility to determine our operating policies and strategies. We may sell assets or reduce leverage at an inopportune time to avoid breaching these restrictions. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations and ability to make distributions, which could cause our share price to decline. A default could also significantly limit our financing alternatives such that we would be unable to pursue our leverage strategy, which could adversely affect our returns.

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
We have, and may in the future, sponsor, manage and serve as general partner and/or manager of new funds or investment accounts, including collateralized loan obligations (“CLO”). Such sponsorship and management of, and investment in, such funds and accounts may involve risks not otherwise present with a direct investment in such funds, and accounts’ target investments, including, for example:

•	the possibility that investors in the funds/accounts might become bankrupt or otherwise be unable to meet their capital commitment obligations;

•	that operating and/or management agreements of a fund/account may restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;

•
that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner and/or manager (with or without cause), and in such event, we may not continue to manage or invest in the applicable fund/account;

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

Further, in relation to our operations, we have a subsidiary that is registered with the SEC as an investment adviser under the Investment Advisers Act. As a result, we are subject to the anti-fraud provisions of the Investment Advisers Act and to fiduciary duties derived from these provisions that apply to our relationships with that subsidiary’s clients. These provisions and duties impose restrictions and obligations on us with respect to our dealings with our subsidiary’s clients, including, for example, restrictions on agency, cross and principal transactions. Our registered investment adviser subsidiary is subject to periodic SEC examinations and other requirements under the Investment Advisers Act and related regulations primarily intended to benefit advisory clients. These additional requirements relate to, among other things, maintaining an effective and comprehensive compliance program, recordkeeping and reporting requirements and disclosure requirements. The Investment Advisers Act generally grants the SEC broad administrative powers, including the power to limit or restrict an investment adviser from conducting advisory activities in the event it fails to comply with federal securities laws. Additional sanctions that may be imposed for failure to comply with applicable requirements under the Investment Advisers Act include the prohibition of individuals from associating with an investment adviser, the revocation of registrations and other censures and fines. We may in the future be required to register one or more entities as a commodity pool operator or commodity trading adviser, subjecting those entities to the regulations and oversight of the Commodity Futures Trading Commission and the National Futures Association. We may also become subject to various international regulations on the asset management industry.

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
The Federal Reserve owns approximately $1.4 trillion of Agency mortgage-backed securities as of December 31, 2019.  Starting in October 2017, the Federal Reserve has begun to phase out its policy of reinvesting principal payments from its holdings of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Agency mortgage-backed securities into new Agency mortgage-backed securities purchases, therefore causing a decline in Federal Reserve security holdings over time. While it is very difficult to predict the impact of the Federal Reserve portfolio runoff on the prices and liquidity of Agency mortgage-backed securities, returns on Agency mortgage-backed securities may be adversely affected as private investors seek higher yields to purchase larger amounts of Agency mortgage-backed securities.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of, or our ability to invest in and finance Agency mortgage-backed securities.
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
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury entered into Preferred Stock Purchase Agreements with the FHFA and have taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity in an effort to ensure their financial stability. In September 2019, FHFA and the U.S. Treasury Department agreed to modifications to the Preferred Stock Purchase Agreements that will permit Fannie Mae and Freddie Mac to maintain capital reserves of $25 billion and $20 billion, respectively.
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

The implementation of the Single Security Initiative may adversely affect our results and financial condition.
The Single Security Initiative is a joint initiative of Fannie Mae and Freddie Mac (the Enterprises), under the direction of the FHFA, the Enterprises’ regulator and conservator, to develop a common security MBS issued by the Enterprises.
Our liquidity is typically reduced each month when we receive margin calls related to factor changes, and typically increased each month when we receive payment of principal and interest on Fannie Mae and Freddie Mac securities. Legacy Freddie Mac securities pay principal and interest earlier in the month than Fannie Mae and Uniform Mortgage Backed Securities (“UMBS”), meaning that legacy Freddie Mac positions reduce the period of time between meeting factor-related margin calls and receiving principal and interest. The percentage of legacy Freddie Mac positions in the market and in our portfolio will likely decrease over time as those securities are converted to UMBS or pay off.
The FHFA recently released a Request For Input regarding pooling practices and other topics relating to aligning the prepayment speeds of UMBS issued by each of the Enterprises. There is no certainty about what, if any, changes may result from the Request For Input. Some of the proposals described in the Request For Input, if implemented, could negatively impact the Agency mortgage-backed securities market and could make it more difficult for us to comply with our Investment Company Act exemption.

Risks Related To Our Credit Assets
We invest in securities in the credit risk transfer sector that are subject to mortgage credit risk.
We invest in securities in the credit risk transfer CRT sector.  The CRT sector is comprised of the risk sharing transactions issued by Fannie Mae (“CAS”) and Freddie Mac (“STACR”), and similarly structured transactions arranged by third party market participants.   The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. The holder of the securities in the CRT sector has the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest.  Investments in securities in the CRT sector could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

and/or interest on the pool of mortgages referenced in the transaction. The holder of the CRT may also bear the risk of the default of the issuer of the security.

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
Owners of Agency mortgage-backed securities are protected from the risk of default on the underlying mortgages by guarantees from Fannie Mae, Freddie Mac or, in the case of the Ginnie Mae, the U.S. Government. A default on those underlying mortgages exposes us to prepayment risk described above, but not a credit loss. However, we also acquire CRTs, non-Agency mortgage-backed securities and residential loans, which are backed by residential real property but, in contrast to Agency mortgage-backed securities, the principal and interest payments are not guaranteed by GSEs or the U.S. Government. Our CRT, non-Agency mortgage-backed securities and residential loan investments are therefore particularly sensitive to recessions and declining real estate values.
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
Other regional factors – e.g., rising sea levels, earthquakes, floods, forest fires, hurricanes or changes in governmental rules or fiscal policies – also may adversely affect the mortgaged properties.  Assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and collateral properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our assets may in the near or the long term become non-performing or sub-performing assets, which are subject to increased risks relative to performing assets. Commercial loans and residential mortgage loans may become non-performing or sub-performing for a variety of reasons that result in the borrower being unable to meet its debt service and/or repayment obligations, such as the underlying property being too highly leveraged, the financial distress of the borrower, or in the case of a commercial loan, decreasing income generated from the underlying property. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our management from other activities and may entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and/or a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.
From time to time we may find it necessary or desirable to foreclose the liens of loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the commercial loans in which we invest.
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
When we foreclose on a commercial or residential real estate asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a debt instrument secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. Further, some of the properties underlying the assets we are acquiring are of a different type or class than property we have had experience operating directly, including properties such as hotels, hospitals, and skilled nursing facilities. Accordingly, we may not manage these properties as well as they might be managed by another owner, and our returns to investors could suffer. If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

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
We invest a percentage of our assets directly in the ownership of corporate loans and debt securities for middle market companies, and we expect our investments in this space to grow in 2020. Non-investment grade or unrated loans to middle market businesses may carry more inherent risks than loans to larger, investment grade publicly traded entities. These middle market companies generally have less access to public capital markets, and generally have higher financing costs. Such companies, particularly in an economic slowdown or recession, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from their respective private capital providers, public capital markets or from traditional sources, such as commercial banks. In an economic downturn, middle market loan obligors, which may be highly leveraged, may be unable to meet their debt service requirements. Middle market businesses may have narrower product lines, be more vulnerable to exogenous events and maintain smaller market shares than large businesses. Therefore, they may be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Middle market businesses may have more difficulties implementing enterprise resource plans and may face greater challenges integrating acquisitions than large businesses. These businesses may also experience variations in operating results. The success of a middle market company may depend on the management talents and efforts of one or two persons or a small group of persons. The death, disability or resignation of one or more of these persons may have a material adverse impact on such middle market company and its ability to repay its obligations. A deterioration in the value of our investments in corporate loans and debt securities for middle market companies could have an adverse impact on our results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We originate and acquire mezzanine loans, which take the form of subordinated loans secured by a pledge of the ownership interests by an entity that directly or indirectly owns the property-owning entity. We also make commercial real estate preferred equity investments, which, unlike mezzanine loans, are generally not secured by a pledge of equity interests and may be less liquid investments. Although as a holder of preferred equity we may protect our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining a contractual right to control the underlying property or force a sale after an event of default, should such a default occur, we would only be able to proceed against the entity in which we hold an interest, and not the real property owned by such entity and ultimately underlying the investment. These types of subordinate debt assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or unrecoverable as a result of foreclosure by the senior lender on its mortgage or the exercise of remedies by a lender holding a mezzanine loan that is senior to our subordinate debt. In the event of a bankruptcy of the entity providing the pledge of ownership interests as security for a mezzanine loan, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan, preferred equity investment, or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans and preferred equity investments may have higher loan-to-value ratios than conventional mortgage loans, resulting in the borrower

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

having less equity in the property and increasing the risk of loss of principal. Further, any subordinate debt investment may give rise to sudden liquidity needs in order for us to protect our position. Significant losses related to our mezzanine loans and/or preferred equity positions would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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
If we do not have an adequate completion guarantee backed by a person or entity with sufficient creditworthiness, risks of cost overruns and non-completion of renovation of the properties underlying rehabilitation loans may result in significant losses. The renovation, refurbishment or expansion of a mortgaged property by a borrower involves risks of cost overruns and non-completion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment, which could result in significant losses.

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

We have investments in non-Agency mortgage-backed securities collateralized by non-prime loans and may also have investments collateralized by subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.
We have certain investments in non-Agency mortgage-backed securities backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income. Difficult economic conditions, including increased interest rates and lower home prices, can result in non-prime and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss (including such as during the credit crisis of 2007-2008 and the housing crisis that followed), and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with non-prime and subprime mortgage loans, the performance of our non-Agency mortgage-backed securities that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

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
When selling or securitizing mortgage loans, sellers typically make customary representations and warranties about such loans. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. There can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trust that purchases the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could adversely affect our results of operations, financial condition and business.

Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure.
In connection with the acquisition and securitization of residential whole loans, we rely on unaffiliated servicing companies to service and manage the mortgages underlying our Non-Agency mortgage-backed securities and our residential whole loans. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated.
Any failure by servicers to service these mortgages and related real estate owned (“REO”) properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing of the loans we purchase together with the related MSRs

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

(including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.
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
MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks ownership of residential mortgage loans in the U.S., as well as the identity of the associated servicer and subservicer. Mortgage Electronic Registration Systems, Inc., or MERS, a wholly-owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or other parties with whom we contract to do business or from whom we acquire assets, may choose to use MERS as a nominee. The MERS System is widely used by participants throughout the mortgage finance industry. The MERS System allows us to foreclose on delinquent loans more efficiently than we otherwise could ourselves.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We may not be able to obtain or maintain the governmental licenses required to operate our Residential Credit business and we may fail to comply with various state and federal laws and regulations applicable to our business of acquiring residential mortgage loans and servicing rights.
While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase of residential mortgage loans and certain business purpose mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans and certain business purpose mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. As a result, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all of the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring mortgage loans may restrict our residential credit business and investment options and could harm our business and expose us to penalties or other claims.

Risks Related to Our Relationship with Our Manager
On February 12, 2020, we entered into the Internalization Agreement with the Manager. Pursuant to the Internalization Agreement, we will acquire the equity interests of the Manager and its affiliates, which are owned by certain of our current executive officers, for a nominal cash purchase price ($1.00), and transition from an externally-managed REIT to an internally-managed REIT. The Internalization is subject to certain closing conditions, and is expected to close during the second quarter of 2020.

The management agreement was negotiated between related parties and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.
Because the Manager is owned indirectly by members of our current management, the management agreement was developed by related parties. Although our independent directors, who are responsible for protecting our and our stockholders’ interests with regard to the management agreement, had the benefit of external financial and legal advisors, they did not have the benefit of arm’s-length advice from our executive officers.  The terms of the management agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party.  In addition, particularly as a result of our relationship with the ultimate owners and employees of the Manager, who are members of our current management, our directors may determine that it is in the best interests of our stockholders not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

There may be conflicts of interest between us and our executive officers.
The Manager is owned indirectly by members of our current management.  The ultimate owners of the Manager will be entitled to receive any profit from the management fee we pay to our Manager either in the form of distributions by our Manager or increased value of their ownership interests in the Manager.  This may cause our management to have interests that conflict with our interests and those of our stockholders.

We are dependent upon the Manager who provides services to us through the management agreement and we may not find suitable replacements for our Manager if the management agreement is terminated or the Manager’s key personnel are no longer available to us.
Personnel provided by the Manager is responsible for making all of our investment decisions. We believe that the successful implementation of our investment and financing strategies depend upon the experience of certain of the Manager’s officers and employees.  None of these individuals’ continued service is guaranteed. If the management agreement is terminated or these individuals leave the Manager, the Manager or we may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan.

The management fee is payable regardless of our performance.
The Manager receives a management fee from us that is based on a percentage of our stockholders’ equity, regardless of the performance of our investment portfolio (except to the extent that performance affects our stockholders’ equity).  For example,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our current executive officers are indirect owners and employees of the Manager while continuing to be executive officers of Annaly. Our executive officers, by virtue of their positions, have fiduciary duties to our company and our stockholders.  The duties of our executive officers to us and our stockholders may come into conflict with the interests of such officers in their capacities as owners or employees of the Manager. If the Manager were to manage any additional entities, our executive officers could face conflicts of interest in allocating their time among us and such additional entities.

Risks Related to Internalization
The Internalization was negotiated between the Special Committee, which is comprised solely of independent and disinterested members of our Board, and our Manager, which is affiliated with certain of our officers and directors.
The Internalization was negotiated with our Manager, which is affiliated with certain of our officers and directors. As a result, those officers and directors may have different interests than us or our stockholders. This potential conflict would not exist in the case of a transaction negotiated with unaffiliated third parties.

The Internalization may not be accretive to our stockholders.
While it is expected that the Internalization will be, in the long-term, accretive to our stockholders, there can be no assurance that this will be the case, as, among other things, we may not achieve our anticipated cost savings from the Internalization (including if we incur higher general and administrative expenses than expected). The failure of the Internalization to be accretive to our stockholders could have a material adverse effect on our business, financial condition and results of operations.

We may not manage the Internalization effectively or realize its anticipated benefits.
We may not manage the Internalization effectively. The Internalization could be a time-consuming and costly process and we may encounter potential difficulties in the integration process including, among other things:

•
the inability to successfully internalize corporate management in a manner that permits us to achieve the cost savings anticipated to result from the Internalization (including if we incur higher general and administrative expenses than expected), which could result in the anticipated benefits of the Internalization not being realized in the timeframe currently anticipated or at all;

•	the risk of not realizing all of the anticipated strategic, operational and financial benefits of the Internalization within the expected time frame or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Internalization; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Internalization.

For all these reasons, you should be aware that it is possible that the Internalization process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, any of which could adversely affect our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

ability to achieve the anticipated benefits of the Internalization, or could otherwise materially adversely affect our business and financial results.

We depend on our key executives and other employees of our Manager. There is no guarantee that such key executives and employees will remain employed or engaged by us for any specified period of time, and will not engage in competitive activities if they cease to be employed with or engaged by us.

We depend on the key executives and employees of our Manager. It is expected that, following the consummation of the Internalization, we will continue to substantially depend on the services of these individuals. Mr. Votek intends to transition to a temporary advisory role with Annaly and to continue serving as an active member of the Board following the appointment of a permanent chief executive officer and president. Our other executive officers have entered into employment agreements with us. These agreements will become effective upon the closing of the Internalization and have been structured to incentivize our executives to stay through the end of their initial terms. Nevertheless, as is presently the case under the Management Agreement, the departure or the loss of the services of any of these individuals, or other senior management personnel or employees, following the Internalization could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

We may be exposed to risks to which we have not historically been exposed.

The Internalization will expose us to risks to which we have not historically been exposed. Pursuant to the Internalization Agreement, we will acquire the Manager, including any potential future liabilities the Manager may have, which may be unforeseen. In addition, in our current externally-managed structure, we do not directly employ a meaningful number of employees. As a result of the Internalization, we are expected to employ all of the Manager’s current employees. We will assume and be responsible for all employee compensation costs following the closing of the Internalization. In addition, we will be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established. There are no assurances that, following the Internalization, these employees of our Manager will be able to provide us with the same level of services as were previously provided to us by our Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally-managed company.

The Internalization does not contain any indemnities.

The Internalization Agreement does not contain any indemnification provisions or other remedies against the Manager or its owners. We will acquire the Manager, including any potential future liabilities the Manager may have, which may be unforeseen. If we were to incur any such liabilities or other unknown costs, we do not have any contractual ability to seek indemnity from the Manager or its owners.

Following the Internalization, our inability to deduct for tax purposes certain compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes to maintain our REIT status.

Following the Internalization, our inability to deduct for tax purposes certain compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes to maintain our REIT status. Section 162(m) of the Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s "covered employees."  As modified by the Tax Cuts and Jobs Act of 2017 (“TCJA”), Section 162(m) provides that a publicly held corporation’s covered employees include its chief executive officer, chief financial officer and the three other most highly compensated executive officers, effective for taxable years beginning January 1, 2018.  In addition, the TCJA also added that once an individual becomes a covered employee after December 31, 2016, that individual will remain a covered employee for all future years including after termination or death. Compensation paid to "covered employees" in excess of the Section 162(m) deductibility limit increases our taxable income compared to fully deductible compensation and, as a result, increases the amount of dividends we must distribute to stockholders to maintain our REIT status and/or to avoid U.S. federal and state income tax, which could adversely affect our financial condition.

Risks Related to Our Taxation as a REIT
Our failure to qualify as a REIT would have adverse tax consequences.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The lease of qualified healthcare properties to a TRS is subject to special requirements.
We lease certain qualified healthcare properties we acquired from MTGE Investment Corp. (“MTGE”) to a TRS, which hires a manager to manage the healthcare operations at these properties. The lease revenues from this structure are treated as rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified healthcare property with a TRS and (2) the manager qualifies as an “eligible independent contractor,” as defined in the Code. If any of these conditions is not satisfied, then the rents may not be treated as revenues from real property.

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
If we issue a significant number of shares of common stock or securities convertible into common stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock. During 2019, we issued 142.5 million shares of common stock, which includes 86.3 million shares of common stock issued in connection with a public offering, and 56.0 million shares of common stock issued under our at-the-market sales program, and 17.7 million shares of preferred stock, which could become convertible into common stock under limited circumstances related to a change of control of Annaly.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Under our charter, we have 3,000,000,000 authorized shares of capital stock, par value of $0.01 per share.  Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or any hedging or arbitrage trading activity that may develop involving our common stock, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

•
Preferred Stock. Our charter authorizes our Board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

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
Item 1A. Risk Factors

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At December 31, 2019, we were not party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2020, we had 1,430,324,298 shares of common stock issued and outstanding which were held by approximately 425,000 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2019, we have paid full cumulative dividends on our preferred stock.

Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the five-year period ended December 31, 2019 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Five-Year Share Performance

200
175
150
125
100
75
50
25
12/31/14
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Annaly Capital Management, Inc.	100	98	117	154	143	153
S&P 500 Index	100	101	113	138	132	174
BBG REIT Index	100	90	110	133	129	159
The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither the accuracy nor completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
The above performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act or to the liabilities of Section 18 of the Securities Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference into such a filing.

Share Repurchase
In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2020. The following table sets forth information with respect to this share repurchase program for the quarter ended December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	The Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan (1)
	(dollars in thousands)
October 1, 2019 - October 31, 2019	7,858,267	$8.67	7,858,267	$1,276,818
Total	7,858,267		7,858,267	$1,276,818

(1) Excludes commission costs.

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

SELECTED FINANCIAL DATA

	As of and for the Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of comprehensive income data	(dollars in thousands, except per share data)
Interest income	$3,787,297	$3,332,563	$2,493,126	$2,210,951	$2,170,697
Interest expense	2,784,875	1,897,860	1,008,354	657,752	471,596
Net interest income	1,002,422	1,434,703	1,484,772	1,553,199	1,699,101
Realized and unrealized gains (losses)	(3,011,127)	(1,162,984)	199,493	84,204	(1,021,351)
Other income (loss)	136,413	109,927	115,857	44,144	(13,717)
Less: Total general and administrative expenses	301,634	329,873	224,124	250,356	200,240
Income (loss) before income taxes	(2,173,926)	51,773	1,575,998	1,431,191	463,793
Less: Income taxes	(10,835)	(2,375)	6,982	(1,595)	(1,954)
Net income (loss)	(2,163,091)	54,148	1,569,016	1,432,786	465,747
Less: Net income (loss) attributable to noncontrolling interests	(226)	(260)	(588)	(970)	(809)
Net income (loss) attributable to Annaly	(2,162,865)	54,408	1,569,604	1,433,756	466,556
Dividends on preferred stock	136,576	129,312	109,635	82,260	71,968
Net income (loss) available (related) to common stockholders	$(2,299,441)	$(74,904)	$1,459,969	$1,351,496	$394,588
Net income (loss) per share available (related) to common stockholders
Basic	$(1.60)	$(0.06)	$1.37	$1.39	$0.42
Diluted	$(1.60)	$(0.06)	$1.37	$1.39	$0.42
Weighted average number of common shares outstanding
Basic	1,434,912,682	1,209,601,809	1,065,923,652	969,787,583	947,062,099
Diluted	1,434,912,682	1,209,601,809	1,066,351,616	970,102,353	947,276,742
Other financial data
Total assets	$130,295,081	$105,787,527	$101,760,050	$87,905,046	$75,190,893
Total equity	$15,796,344	$14,117,801	$14,871,573	$12,575,972	$11,905,922
Dividends declared per common share	$1.05	$1.20	$1.20	$1.20	$1.20

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this annual report, and certain statements contained in our future filings with the SEC, in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in MSRs; our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks and uncertainties associated with the Internalization, including but not limited to the occurrence of any event, change or other circumstances that could give rise to the termination of the Internalization Agreement; the outcome of any legal proceedings that may be instituted against the parties to the Internalization Agreement; the inability to complete the Internalization due to the failure to satisfy closing conditions or otherwise; risks that the Internalization disrupts our current plans and operations; the impact, if any, of the announcement or pendency of the Internalization on our relationships with third parties; and the amount of the costs, fees, expenses charges related to the Internalization; and the risk that the expected benefits, including long-term cost savings, of the Internalization are not achieved. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q or current reports on Form 8-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “Annaly,” “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the section titled “Glossary of Terms” located at the end of this Item 7 for definitions of commonly used terms in this annual report on Form 10-K.

This section of our Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	54
Business Environment	54
Economic Environment	55
Results of Operations	56
Net Income (Loss) Summary	56
Non-GAAP Financial Measures	56
Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	57
Premium Amortization Expense	59
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	59
Experienced and Projected Long-term CPR	60
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	60
Economic Interest Expense and Average Cost of Interest Bearing Liabilities	61
Realized and Unrealized Gains (Losses)	62
Other Income (Loss)	63
General and Administrative Expenses	63
Return on Average Equity	63
Unrealized Gains and Losses - Available-for-Sale Investments	64
Financial Condition	65
Residential Securities	65
Contractual Obligations	67
Off-Balance Sheet Arrangements	68
Capital Management	68
Stockholders’ Equity	68
Capital Stock	69
Leverage and Capital	70
Risk Management	70
Risk Appetite	70
Governance	71
Description of Risks	72
Capital, Liquidity and Funding Risk Management	72
Funding	73
Excess Liquidity	74
Maturity Profile	75
Stress Testing	77
Liquidity Management Policies	77
Investment/Market Risk Management	77
Credit Risk Management	78
Counterparty Risk Management	79
Operational Risk Management	79
Compliance, Regulatory and Legal Risk Management	80
Critical Accounting Policies and Estimates	80
Valuation of Financial Instruments	80
Residential Securities	80
Residential Mortgage Loans	80
Commercial Real Estate Investments	80
Interest Rate Swaps	80
Revenue Recognition	80
Consolidation of Variable Interest Entities	80
Use of Estimates	81
Glossary of Terms	82

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Overview
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are a Maryland corporation founded in 1997 that has elected to be taxed as a REIT. We are externally managed by the Manager. Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

Recent Developments
Interim Chief Executive Officer and Ongoing Permanent Chief Executive Officer Search
On November 20, 2019, our board of directors (“Board”) appointed Glenn A. Votek, who had served as our Chief Financial Officer since 2013, as Chief Executive Officer and President, on an interim basis. It is expected that Mr. Votek, who was also elected to the Board, will serve in such roles until the appointment by the Board of a permanent chief executive officer and president. The Board is conducting a formal search for a permanent chief executive officer. Mr. Votek has indicated that, following the appointment of a permanent chief executive officer and president, he intends to transition to a temporary advisory role with Annaly and to continue serving as an active member of the Board.

Internalization
On February 12, 2020, we entered into the Internalization Agreement with our Manager and certain affiliates of our Manager. Pursuant to the Internalization Agreement, we agreed to acquire all of the outstanding equity interests of our Manager and our Manager’s direct and indirect parent companies from their respective owners for a nominal cash purchase price of one dollar ($1.00). As a result of the Internalization, our Manager will cease to perform any outside management services for us and we will become an internally-managed REIT. We anticipate that the closing will occur in the second quarter of 2020.
In connection with the Internalization, we entered into employment and severance contracts with our executive officers (other than Mr. Votek) that will become effective at the closing of the Internalization. In addition, the Management Agreement will be terminated at the closing of the Internalization, and our Manager has agreed to waive any Acceleration Fee (as defined in the Management Agreement) solely as related to the closing of the Internalization. If the closing does not occur, the Management Agreement will revert to the form it was in immediately prior to the execution of the Internalization Agreement in all respects, including with respect to the Acceleration Fee. Upon closing of the Internalization, all employees of the Manager will become employees of Annaly, Annaly will no longer pay a management fee to the Manager, and Annaly going forward will pay the compensation of all employees.
The Internalization Agreement and the related transactions and agreements were approved by the Board, with the unanimous approval of the independent directors of the Board, following the unanimous recommendation of the Special Committee. Both the Special Committee and the Manager obtained advice from separate legal and independent financial advisors. The Special Committee was also assisted by an independent compensation consultant that was retained by the Compensation Committee in connection with the employment arrangements discussed above).

The consummation of the Internalization is subject to the satisfaction or waiver of certain conditions and may not close on the terms or under the conditions described in this annual report on Form 10-K, or at all. For more information regarding the Internalization, the Internalization Agreement and the various related employment arrangement with our employees (including our senior management), please see our Current Report on Form 8-K filed with the SEC on February 12, 2020.
Business Environment
The year ended December 31, 2019 was characterized by a shift in the continued economic expansion in the United States, as uncertainties around increased trade tensions between the two largest economies in the world, the United States and China, created a drag on business confidence, in turn lowering investment activity by the corporate sector. These risks to economic growth led the Federal Reserve (“Fed”) to change monetary policy by lowering the Fed Funds Target Rate by an aggregate 75 basis points between July and October 2019 and halting the runoff of its balance sheet. This effectively ended more than three years of the Fed tightening monetary policy. Following some turbulence in short-term financing markets in September, as liquidity regulations and declining bank reserve balances made sourcing of repo financing increasingly costly, the Fed also began to offer short-term repo operations and purchased Treasury bills for the first time in more than ten years to support financial markets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

The actions of the Fed taken to prolong the economic expansion and support repo market functioning ultimately worked well, particularly for interest rate and credit products. Financial market assets recorded some of the strongest performances in recent years, helping us to achieve a 14.1% economic return in 2019. The strong return was driven by tightening in credit spreads following the temporary weakness in the fourth quarter of 2018 as well as continued healthy economic performance supported by the Fed’s accommodative actions. As investors continue to need to deploy cash in times of very low interest rates, the credit products benefit from strong investor interest, which has led to tight spreads across nearly the entire sector. Given these dynamics, we continue to remain highly selective in adding credit assets to achieve greater portfolio diversification, as we view the broader credit sector as fully valued. Meanwhile, spreads in the agency MBS sector ended 2019 relatively unchanged from the levels seen at 2018 year-end, but such a snapshot obscures a large move in spreads throughout the year. Agency MBS spreads widened meaningfully into the summer months as high supply continued to provide a major headwind to the sector. Moreover, declining interest rates led to a spike in refinancing activity, leading to a meaningful spike in prepayments during the second half of the year before ultimately declining in the winter months.

Economic Environment
The pace of economic growth slowed somewhat in 2019 relative to the prior year, with gross domestic product (“GDP”) registering 2.3% growth in the U.S. economy, in turn expanding the current business cycle into the longest in U.S. history. Economic growth continued to be driven by robust personal consumption, which contributed 1.8% to the annualized GDP growth rate, to offset slowdowns primarily in the business sector, which faced headwinds from economic slowdowns in Europe and China. Moreover, an escalation in the trade dispute between the U.S. and China kept uncertainty at elevated levels for much of the year.
The Fed currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate declined to 3.5% in 2019, reaching the lowest level in fifty years, well below the Fed’s estimate of the long-run unemployment rate of 4.2%, according to the Bureau of Labor Statistics and Federal Reserve Board. The economy added 176,000 jobs per month in 2019, somewhat below the 223,000 jobs added per month in 2018. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, slowed, reading 2.9% in the month of December 2019 compared to 3.3% in December 2018.
Inflation remained below the Fed’s 2% target in the fourth quarter of 2019 as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.6% year-over-year in December 2019. The more stable core PCE measure, which excludes volatile food and energy prices, registered a similar 1.6% year-over-year increase, somewhat below the 2.0% year-over-year growth measured in December 2018. Despite the slowdown in inflation measures in 2019, the Fed expects the core and headline PCE measures to rebound to levels close to their 2% target over the medium term following the shift in monetary policy seen in the second half of 2019.
In 2019, the Federal Open Market Committee (“FOMC”) reduced the Fed Funds Target Rate a total of three times by 25 bps each to a range of 1.50% - 1.75% given the aforementioned disappointing economic growth overseas, a slowdown in the manufacturing sector growth, and increased downside risks to the U.S. economy. The interest rate cuts are expected to boost inflation and support the U.S. economic expansion. Going forward, market participants expect the FOMC to hold the Fed Funds Target Rate unchanged over the course of 2020 as FOMC members have expressed confidence in the outlook, while remaining vigilant to downside risks to economic growth or inflation.
During the year ended December 31, 2019, the 10-year U.S. Treasury rate rallied 116 bps in the first eight months as a combination of slowing global economic growth, particularly in the manufacturing sector, and heightened uncertainties around trade led to strong demand for interest rate products. Following the aggregate 75 bps in Fed Funds Target Rate cuts by the Federal Reserve, sentiment ultimately improved in the fourth quarter, leading interest rates to sell off a portion of the rally over the first part of the year. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, had a volatile year, rising meaningfully through much of the period of declining interest rates amid higher volatility and increased mortgage prepayments before ultimately declining on improved risk sentiment and the relative value offered by mortgages compared to other products.

The following table below presents interest rates and spreads at each date presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	As of December 31,
	2019	2018	2017
30-Year mortgage current coupon	2.71%	3.50%	3.00%
Mortgage basis	79 bps	82 bps	59 bps
10-Year U.S. Treasury rate	1.92%	2.68%	2.41%
LIBOR
1-Month	1.76%	2.50%	1.56%
6-Month	1.91%	2.88%	1.84%

London Interbank Offered Rate (“LIBOR”) Transition
We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure, review contracts, assess impact to our business, processes and technology and define a communication strategy with shareholders, regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition. See “Risks Related to Our Investing, Portfolio Management and Financing Activities-Changes in the method pursuant to which LIBOR is determined, or a discontinuation of LIBOR, may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR.”

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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2019, 2018 and 2017.

	As of and for the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
Interest income	$3,787,297	$3,332,563	$2,493,126
Interest expense	2,784,875	1,897,860	1,008,354
Net interest income	1,002,422	1,434,703	1,484,772
Realized and unrealized gains (losses)	(3,011,127)	(1,162,984)	199,493
Other income (loss)	136,413	109,927	115,857
Less: Total general and administrative expenses	301,634	329,873	224,124
Income (loss) before income taxes	(2,173,926)	51,773	1,575,998
Income taxes	(10,835)	(2,375)	6,982
Net income (loss)	(2,163,091)	54,148	1,569,016
Less: Net income (loss) attributable to noncontrolling interests	(226)	(260)	(588)
Net income (loss) attributable to Annaly	(2,162,865)	54,408	1,569,604
Less: Dividends on preferred stock	136,576	129,312	109,635
Net income (loss) available (related) to common stockholders	$(2,299,441)	$(74,904)	$1,459,969
Net income (loss) per share available (related) to common stockholders
Basic	$(1.60)	$(0.06)	$1.37
Diluted	$(1.60)	$(0.06)	$1.37
Weighted average number of common shares outstanding
Basic	1,434,912,682	1,209,601,809	1,065,923,652
Diluted	1,434,912,682	1,209,601,809	1,066,351,616
Other information
Asset portfolio at period-end	$127,402,106	$102,340,249	$99,935,666
Average total assets	$123,202,411	$102,544,922	$91,374,962
Average equity	$15,325,340	$14,332,404	$13,371,907
Leverage at period-end (1)	7.1:1	6.3:1	5.7:1
Economic leverage at period-end (2)	7.2:1	7.0:1	6.6:1
Capital ratio (3)	12.0%	12.1%	12.9%
Annualized return on average total assets	(1.76)%	0.05%	1.72%
Annualized return on average equity	(14.11)%	0.38%	11.73%
Annualized core return on average equity (excluding PAA) (4)	10.28%	10.99%	10.54%
Net interest margin (5)	1.13%	1.57%	1.38%
Net interest margin (excluding PAA) (4)	1.32%	1.52%	1.51%
Average yield on interest earning assets	3.15%	3.23%	2.78%
Average yield on interest earning assets (excluding PAA) (4)	3.36%	3.17%	2.94%
Average cost of interest bearing liabilities (6)	2.25%	2.04%	1.75%
Net interest spread	0.90%	1.19%	1.03%
Net interest spread (excluding PAA) (4)	1.11%	1.13%	1.19%
Constant prepayment rate	12.7%	9.3%	10.6%
Long-term constant prepayment rate	13.9%	10.1%	10.4%
Common stock book value per share	$9.66	$9.39	$11.34
Interest income (excluding PAA) (4)	$4,042,191	$3,270,542	$2,634,962
Economic interest expense (4) (6)	$2,433,500	$1,797,307	$1,334,093
Economic net interest income (excluding PAA) (4)	$1,608,691	$1,473,235	$1,300,869
Core earnings (4)	$1,320,502	$1,636,941	$1,267,160
Premium amortization adjustment cost (benefit)	$254,894	$(62,021)	$141,836
Core earnings (excluding PAA) (4) (7)	$1,575,396	$1,574,920	$1,408,996
Core earnings per common share (4)	$0.83	$1.25	$1.09
PAA cost (benefit) per common share (4)	$0.17	$(0.05)	$0.13
Core earnings (excluding PAA) per common share (4)	$1.00	$1.20	$1.22
(1)    Debt consists of repurchase agreements, other secured financing, debt issued by securitization vehicles and mortgages payable. Debt issued by securitization vehicles, certain credit facilities (included within other secured financing) and mortgages payable are non-recourse to us.

(2)    Computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity.
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
(7)    Excludes dividends on preferred stock.

2019 Compared with 2018
GAAP
Net income (loss) was ($2.2) billion, which includes ($0.2) million attributable to noncontrolling interests, or ($1.60) per average basic common share, for the year ended December 31, 2019 compared to $54.1 million, which includes ($0.3) million attributable to noncontrolling interests, or ($0.06) per average basic common share, for the same period in 2018. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps, and higher interest expense, partially offset by lower net losses on disposal of investments and higher interest income. Net unrealized gains (losses) on interest rate swaps was ($1.2) billion for the year ended December 31, 2019 compared to $424.1 million for the same period in 2018. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.4) billion for the year ended December 31, 2019 compared to $1.4 million for the same period in 2018. Interest expense was $2.8 billion for the year ended December 31, 2019 compared to $1.9 billion for the same period in 2018, reflecting higher borrowing rates and an increase in average Interest Bearing Liabilities in 2019. Net losses on disposal of investments was ($47.9) million for the year ended December 31, 2019 compared to ($1.1) billion for the same period in 2018. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 7 for additional information related to these changes. Interest income increased to $3.8 billion for the year ended December 31, 2019 compared to $3.3 billion for the same period in 2018, reflecting higher coupon income resulting from an increase in average Interest Earning Assets.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $1.6 billion, or $1.00 per average common share, for the year ended December 31, 2019, compared to $1.6 billion, or $1.20 per average common share, for the same period in 2018. Core earnings (excluding PAA) for the year ended December 31, 2019 remained relatively unchanged compared to the same period in 2018 as higher coupon income earned, resulting from an increase in average Interest Earning Assets, and favorable changes in the net interest component of interest rate swaps, was partially offset by an increase in interest expense from higher borrowing rates and an increase in average Interest Bearing Liabilities.

Non-GAAP Financial Measures
Beginning with the quarter ended September 30, 2018, we updated our calculation of core earnings and related metrics to reflect changes to our portfolio composition and operations, including the acquisition of MTGE Investment Corp. (“MTGE” and such acquisition, the “MTGE Acquisition”) in September 2018. Compared to prior periods, the revised definition of core earnings includes coupon income (expense) on CMBX positions (reported in Net gains (losses) on other derivatives) and excludes depreciation and amortization expense on real estate and related intangibles (reported in Other income (loss)), non-core income (loss) allocated to equity method investments (reported in Other income (loss)) and the income tax effect of non-core income (loss) (reported in Income taxes). Prior period results have not been adjusted to conform to the revised calculation as the impact in each of those periods is not material.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Core earnings and core earnings (excluding PAA), core earnings attributable to common stockholders and core earnings attributable to common stockholders (excluding PAA), core earnings and core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs.  Core earnings, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-core income (loss) items), and core earnings (excluding PAA), which is defined as core earnings excluding the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, are used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(2,163,091)	$54,148	$1,569,016
Net income (loss) attributable to noncontrolling interests	(226)	(260)	(588)
Net income (loss) attributable to Annaly	(2,162,865)	54,408	1,569,604
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	1,442,964	(1,409)	160,133
Unrealized (gains) losses on interest rate swaps	1,210,276	(424,081)	(512,918)
Net (gains) losses on disposal of investments	47,944	1,124,448	3,938
Net (gains) losses on other derivatives	680,770	403,001	(261,438)
Net unrealized (gains) losses on instruments measured at fair value through earnings	(36,021)	158,082	39,684
Loan loss provision	16,569	3,496	—
Adjustments to exclude components of other (income) loss
Depreciation and amortization expense related to commercial real estate (1)	40,058	20,278	—
Non-core (income) loss allocated to equity method investments (2)	21,385	(12,665)	—
Non-core other (income) loss (3)	—	44,525	—
Adjustments to exclude components of general and administrative expenses and income taxes
Transaction expenses and non-recurring items (4)	19,284	65,416	—
Income tax effect of non-core income (loss) items	(5,961)	4,220	—
Adjustments to add back components of realized and unrealized (gains) losses
TBA dollar roll income and CMBX coupon income (5)	123,818	276,986	334,824
MSR amortization (6)	(77,719)	(79,764)	(66,667)
Core earnings (7)	1,320,502	1,636,941	1,267,160
Less
Premium amortization adjustment cost (benefit)	254,894	(62,021)	141,836
Core earnings (excluding PAA) (7)	$1,575,396	$1,574,920	$1,408,996
Dividends on preferred stock	136,576	129,312	109,635
Core earnings attributable to common stockholders (7)	$1,183,926	$1,507,629	$1,157,525
Core earnings attributable to common stockholders (excluding PAA) (7)	$1,438,820	$1,445,608	$1,299,361
GAAP net income (loss) per average common share	$(1.60)	$(0.06)	$1.37
Core earnings per average common share (7)	$0.83	$1.25	$1.09
Core earnings (excluding PAA) per average common share (7)	$1.00	$1.20	$1.22
GAAP return (loss) on average equity	(14.11)%	0.38%	11.73%
Core return on average equity (excluding PAA) (7)	10.28%	10.99%	10.54%
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

(4)
Represents costs incurred in connection with securitizations of residential whole loans. The year ended December 31, 2019 also includes costs incurred in connection with the securitization of commercial loans and mortgage-backed securities. The year ended December 31, 2018 also includes costs incurred in connection with the MTGE Acquisition.

(5)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $4.6 million and $2.3 million for the years ended December 31, 2019 and 2018, respectively. There were no adjustments for CMBX coupon income prior to the quarter ended September 30, 2018.

(6)
MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.

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

Premium Amortization Expense
In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for our Agency mortgage-backed securities, excluding interest-only securities, multifamily and reverse mortgages, taking into account estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
Our GAAP metrics include the unadjusted impact of amortization and accretion associated with this method. Certain of our non-GAAP metrics exclude the effect of the PAA, which quantifies the component of premium amortization representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term Constant Prepayment Rate (“CPR”).
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Premium amortization expense	$1,113,786	$705,926	$879,305
Less: PAA cost (benefit)	254,894	(62,021)	141,836
Premium amortization expense (excluding PAA)	$858,892	$767,947	$737,469

	For the Years Ended December 31,
	2019	2018	2017
	(per average common share)
Premium amortization expense	$0.78	$0.58	$0.82
Less: PAA cost (benefit)	0.17	(0.05)	0.13
Premium amortization expense (excluding PAA)	$0.61	$0.63	$0.69

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. Prior to the three months ended March 31, 2018, economic interest expense included the net interest component of interest rate swaps used to hedge cost of funds. Beginning with the three months ended March 31, 2018, as a result of changes to our hedging portfolio, this metric reflects the net interest component of all interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the year ended December 31, 2019.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA)
For the years ended	(dollars in thousands)
December 31, 2019	$3,787,297	$254,894	$4,042,191
December 31, 2018	$3,332,563	$(62,021)	$3,270,542
December 31, 2017	$2,493,126	$141,836	$2,634,962

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps (1)	Economic Interest Expense	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps (1)	Economic Net Interest Income	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA)
For the years ended	(dollars in thousands)
December 31, 2019	$2,784,875	$(351,375)	$2,433,500	$1,002,422	$(351,375)	$1,353,797	$254,894	$1,608,691
December 31, 2018	$1,897,860	$(100,553)	$1,797,307	$1,434,703	$(100,553)	$1,535,256	$(62,021)	$1,473,235
December 31, 2017	$1,008,354	$325,739	$1,334,093	$1,484,772	$325,739	$1,159,033	$141,836	$1,300,869

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

	Experienced CPR (1)	Long-term CPR (2)
December 31, 2019	12.7%	13.9%
December 31, 2018	9.3%	10.1%
December 31, 2017	10.6%	10.4%

(1)	For the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	At December 31, 2019, 2018 and 2017, respectively.

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
Net Interest Spread (excluding PAA)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Cost of Interest Bearing Liabilities (3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the years ended	(dollars in thousands)
December 31, 2019	$120,389,507	$4,042,191	3.36%	$108,355,575	$2,433,500	2.25%	$1,608,691	1.11%
December 31, 2018	$103,227,574	$3,270,542	3.17%	$88,216,125	$1,797,307	2.04%	$1,473,235	1.13%
December 31, 2017	$89,648,025	$2,634,962	2.94%	$76,321,069	$1,334,093	1.75%	$1,300,869	1.19%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the years ended		(dollars in thousands)
December 31, 2019	$4,042,191	123,818	(2,784,875)	351,375	$1,732,509	$120,389,507	10,953,117	$131,342,624	1.32%
December 31, 2018	$3,270,542	276,986	(1,897,860)	100,553	$1,750,221	$103,227,574	12,115,869	$115,343,443	1.52%
December 31, 2017	$2,634,962	334,824	(1,008,354)	(371,108)	$1,590,324	$89,648,025	15,416,045	$105,064,070	1.51%

(1)	Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $4.6 million and $2.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. There were no adjustments for CMBX coupon income prior to September 30, 2018.

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

Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Cost of Interest Bearing Liabilities	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the years ended	(dollars in thousands)
December 31, 2019	$108,355,575	$111,819,229	$2,433,500	2.25%	2.22%	2.32%	(0.10%)	0.03%	(0.07%)
December 31, 2018	$88,216,125	$88,646,247	$1,797,307	2.04%	2.02%	2.49%	(0.47%)	0.02%	(0.45%)
December 31, 2017	$76,321,069	$84,505,642	$1,334,093	1.75%	1.11%	1.48%	(0.37%)	0.64%	0.27%
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

2019 Compared with 2018
Economic interest expense increased by $636.2 million for the year ended December 31, 2019 compared to the same period in 2018. The change was primarily due to an increase in average Interest Bearing Liabilities and higher rates on repurchase agreements,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

partially offset by the change in the net interest component of interest rate swaps which was $351.4 million for the year ended December 31, 2019 compared to $100.6 million for the same period in 2018.
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
At December 31, 2019 and 2018, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.
Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2019, 2018 and 2017 were as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(2,301,865)	$526,043	$(18,323)
Net gains (losses) on disposal of investments	(47,944)	(1,124,448)	(3,938)
Net gains (losses) on other derivatives	(680,770)	(403,001)	261,438
Net unrealized gains (losses) on instruments measured at fair value through earnings	36,021	(158,082)	(39,684)
Loan loss provision	(16,569)	(3,496)	—
Total	$(3,011,127)	$(1,162,984)	$199,493

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

2019 Compared with 2018
Net gains (losses) on interest rate swaps for the year ended December 31, 2019 was ($2.3) billion compared to $526.0 million for the same period in 2018, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($1.2) billion for the year ended December 31, 2019, reflecting a decline in forward interest rates, compared to $424.1 million for the same period in 2018, reflecting a rise in forward interest rates. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.4) billion resulting from interest rate swaps with a notional amount of $88.6 billion for the year ended December 31, 2019 compared to $1.4 million resulting from the termination or maturity of interest rate swaps with a notional amount of $750.0 million for the same period in 2018.
Net gains (losses) on disposal of investments was ($47.9) million for the year ended December 31, 2019 compared with ($1.1) billion for the same period in 2018. For the year ended December 31, 2019, we disposed of Residential Securities with a carrying value of $25.5 billion for an aggregate net loss of ($37.8) million. For the same period in 2018, we disposed of Residential Securities with a carrying value of $45.6 billion for an aggregate net loss of ($1.1) billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Net gains (losses) on other derivatives was ($680.8) million for the year ended December 31, 2019 compared to ($403.0) million for the same period in 2018. The change in net gains (losses) on other derivatives was primarily comprised of changes in net gains (losses) on futures contracts, which was ($962.7) million for the year ended December 31, 2019 compared to ($104.0) million for the same period in 2018, partially offset by the change in net gains (losses) on TBA derivatives, which was $326.8 million for the year ended December 31, 2019 compared to ($209.2) million for the same period in 2018.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $36.0 million for the year ended December 31, 2019 compared to ($158.1) million for the same period in 2018, primarily due to favorable changes in unrealized gains (losses) on Agency interest-only investments, credit risk transfer securities, non-Agency mortgage-backed securities and residential loans, partially offset by unfavorable changes in unrealized gains (losses) on MSRs for the year ended December 31, 2019 compared to the same period in 2018.
For the year ended December 31, 2019, a loan loss provision of ($16.6) million was recorded on commercial mortgage and corporate loans compared to ($3.5) million on a commercial mortgage loan for the same period in 2018. Refer to the “Loans” Note located within Item 15 for additional information related to these loan loss provisions.
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
Other income (loss) also includes the amount of consideration paid for the acquisition of MTGE in excess of the fair value of net assets acquired, which was $44.5 million for the year ended December 31, 2018.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and management fee and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the years ended	(dollars in thousands)
December 31, 2019	$301,634	0.24%	1.97%
December 31, 2018	$329,873	0.32%	2.30%
December 31, 2017	$224,124	0.25%	1.68%

(1)
Includes $19.3 million of transaction costs incurred in connection with securitizations of residential whole loans, commercial loans and mortgage-backed securities for the year ended December 31, 2019. Includes $65.4 million of transaction costs incurred in connection with the MTGE Acquisition and securitizations of residential whole loans for the year ended December 31, 2018. Excluding these transaction costs, G&A expenses as a percentage of average total assets and as a percentage of average equity were 0.23% and 1.84%, respectively, and 0.26% and 1.85%, respectively, for the years ended December 31, 2019 and 2018, respectively.

2019 Compared with 2018
G&A expenses decreased $28.2 million to $301.6 million for the year ended December 31, 2019 compared to the same period in 2018. The change was largely attributable to transaction costs in connection with the MTGE Acquisition in 2018, partially offset by higher transaction costs related to securitizations of residential whole loans in 2019, transaction costs related to securitizations of commercial loans and mortgage-backed securities in 2019 and reimbursement payments made to the Manager for certain services in connection with the management and operations of Annaly which commenced during the third quarter of 2018.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2019	8.83%	(21.93%)	0.89%	(1.97%)	0.07%	(14.11%)
December 31, 2018	10.71%	(8.81%)	0.76%	(2.30%)	0.02%	0.38%
December 31, 2017	8.67%	3.93%	0.86%	(1.68%)	(0.05%)	11.73%
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

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Unrealized gain	$2,267,577	$306,037
Unrealized loss	(129,386)	(2,285,902)
Accumulated other comprehensive income (loss)	$2,138,191	$(1,979,865)

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
The fair value of these securities being less than amortized cost at December 31, 2019 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Financial Condition
Total assets were $130.3 billion and $105.8 billion at December 31, 2019 and 2018, respectively. The change was primarily due to increases in Agency mortgage-backed securities of $22.1 billion and assets transferred or pledged to securitization vehicles of $3.2 billion, partially offset by a decrease in reverse repurchase agreements of $0.7 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2019:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$114,394,033	$6,892,270	$531,322	$5,382,029	$4,224,234	$725,638	$2,144,850	$127,402,106
Debt
Repurchase agreements	99,591,465	6,888,405	268,738	1,024,528	855,997	—	—	101,740,728
Other secured financing	2,476,709	—	—	1,086,409	64,189	—	828,393	4,455,700
Debt issued by securitization vehicles	997,167	—	—	2,022,372	2,603,262	—	—	5,622,801
Net forward purchases	440,231	—	—	18,364	—	—	—	458,595
Mortgages payable	—	—	—	—	—	485,005	—	485,005
Net equity allocated	$10,888,461	$3,865	$262,584	$1,230,356	$700,786	$240,633	$1,316,457	$14,639,277	(4)

Net equity allocated (%)	74%	—%	2%	8%	5%	2%	9%	100%
Debt/net equity ratio	9.5:1	NM	1.0:1	3.4:1	5.0:1	2.0:1	0.6:1	7.1:1	(5)

(1)     Fair value/carrying value represents implied market value and repurchase agreements represent the cost basis.
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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at December 31, 2019 and December 31, 2018 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related Interest Earning Assets and we amortize premium balances as a decrease to interest income over the expected life of the related Interest Earning Assets. At December 31, 2019 and December 31, 2018 we had on our Consolidated Statements of Financial Condition a total of $156.9 million and $183.2 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $5.3 billion at each period of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2019 and 2018 was 12.7% and 9.3%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of December 31, 2019 and 2018 was 13.9% and 10.1%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$108,723,414	$83,052,552
Adjustable-rate pass-through	1,524,331	4,937,984
CMO	160,016	11,221
Interest-only	708,562	873,889
Multifamily	1,717,197	1,838,565
Reverse mortgages	59,847	38,784
Total agency securities	$112,893,367	$90,752,995
Residential credit
CRT	$531,322	$552,097
Alt-A	151,383	182,361
Prime	276,257	343,986
Prime Interest-only	3,167	—
Subprime	348,979	394,621
NPL/RPL	164,268	3,438
Prime jumbo (>= 2010 vintage)	184,664	220,658
Prime jumbo (>= 2010 vintage) interest-only	7,150	16,874
Total residential credit securities	$1,667,190	$1,714,035
Total Residential Securities	$114,560,557	$92,467,030

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Residential Securities (1)	(dollars in thousands)
Principal amount	$107,412,143	$89,579,223
Net premium	4,309,668	3,925,803
Amortized cost	111,721,811	93,505,026
Amortized cost / principal amount	104.01%	104.38%
Carrying value	113,841,402	91,575,882
Carrying value / principal amount	105.99%	102.23%
Weighted average coupon rate	3.91%	3.90%
Weighted average yield	3.07%	3.17%
Adjustable-rate Residential Securities (1)
Principal amount	$2,513,310	$6,020,096
Weighted average coupon rate	4.13%	3.47%
Weighted average yield	3.52%	2.87%
Weighted average term to next adjustment	13 Months	19 Months
Weighted average lifetime cap (2)	8.24%	8.04%
Principal amount at period end as % of total residential securities	2.34%	6.72%
Fixed-rate Residential Securities (1)
Principal amount	$104,898,833	$83,559,127
Weighted average coupon rate	3.90%	3.93%
Weighted average yield	3.06%	3.19%
Principal amount at period end as % of total residential securities	97.66%	93.28%
Interest-only Residential Securities
Notional amount	$5,447,193	$6,867,093
Net premium	876,129	1,192,675
Amortized cost	876,129	1,192,675
Amortized cost / notional amount	16.08%	17.37%
Carrying value	719,155	891,148
Carrying value / notional amount	13.20%	12.98%
Weighted average coupon rate	3.29%	3.10%
Weighted average yield	1.73%	1.73%
(1) Excludes interest-only mortgage-backed securities. (2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2019.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$508,643	$—	$508,643	5.67%	1.00%	0.43%	22.58%
Private label credit risk transfer	22,679	—	22,679	7.25%	—%	0.21%	17.67%
Alt-A	151,383	82,005	69,378	4.49%	12.41%	8.51%	13.66%
Prime	276,257	78,289	197,968	4.38%	7.64%	4.12%	20.08%
Prime interest-only	3,167	3,167	—	0.47%	—%	0.44%	40.67%
Subprime	348,979	118,352	230,627	2.58%	9.05%	21.74%	6.97%
Re-performing loan securitizations	164,268	—	164,268	4.19%	23.37%	13.64%	6.19%
Prime jumbo (>=2010 vintage)	184,664	145,901	38,763	3.95%	15.92%	0.19%	32.12%
Prime jumbo (>=2010 vintage) interest-only	7,150	7,150	—	0.37%	—	0.13%	19.45%
Total/weighted average	$1,667,190	$434,864	$1,232,326	4.62%	8.87%	8.02%	33.00%

(1) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$508,643	$—	$508,643
Private label credit risk transfer	—	—	22,679	—	22,679
Alt-A	30,636	102,855	17,892	—	151,383
Prime	68,448	177,827	29,982	—	276,257
Prime interest-only	—	—	—	3,167	3,167
Subprime	—	26,914	322,065	—	348,979
Re-performing loan securitizations	—	164,268	—	—	164,268
Prime jumbo (>=2010 vintage)	—	184,664	—	—	184,664
Prime jumbo (>=2010 vintage) interest-only	—	—	—	7,150	7,150
Total	$99,084	$656,528	$901,261	$10,317	$1,667,190

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2019.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2019, the interest rate swaps had a net fair value of ($705.7) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$101,740,728	$—	$—	$—	$101,740,728
Interest expense on repurchase agreements (1)	362,099	—	—	—	362,099
Other secured financing	1,469,833	2,157,474	828,393	—	4,455,700
Interest expense on other secured financing (1)	109,485	66,182	56,397	—	232,064
Debt issued by securitization vehicles (principal)	—	—	—	5,584,552	5,584,552
Interest expense on debt issued by securitization vehicles	182,432	239,565	231,007	3,165,240	3,818,244
Mortgages payable (principal)	22,696	39,850	7,824	420,261	490,631
Interest expense on mortgages payable	19,512	38,429	37,678	139,444	235,063
Long-term operating lease obligations	3,799	7,780	7,724	2,895	22,198
Total	$103,910,584	$2,549,280	$1,169,023	$9,312,392	$116,941,279

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2019.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2019, we received $17.2 billion from principal repayments and $25.5 billion in cash from disposal of Residential Securities. During the year ended December 31, 2018, we received $11.4 billion from principal repayments and $33.3 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at December 31, 2019.

Capital Management

Maintaining a strong balance sheet that can support the business even in times of economic stress and market volatility is of critical importance to our business strategy. A strong and robust capital position is essential to executing our investment strategy. Our capital strategy is predicated on a strong capital position, which enables us to execute our investment strategy regardless of the market environment. Our capital policy defines the parameters and principles supporting a comprehensive capital management practice.
The major risks impacting capital are capital, liquidity and funding risk, investment/market risk, credit risk, counterparty risk, operational risk and compliance, regulatory and legal risk. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” of this annual report on Form 10-K.
Capital requirements are based on maintaining levels above approved thresholds, ensuring the quality of our capital appropriately reflects our asset mix, market and funding structure. In the event we fall short of our internal thresholds, we will consider appropriate actions which may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Stockholders’ equity	(dollars in thousands)
7.625% Series C cumulative redeemable preferred stock	—	169,466
7.50% Series D cumulative redeemable preferred stock	445,457	445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
8.125% Series H cumulative redeemable preferred stock	—	55,000
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	—
Common stock	14,301	13,138
Additional paid-in capital	19,966,923	18,794,331
Accumulated other comprehensive income (loss)	2,138,191	(1,979,865)
Accumulated deficit	(8,309,424)	(4,493,660)
Total stockholders’ equity	$15,792,017	$14,112,112

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Capital Stock
Common Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Years Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	180,000	302,000
Amount raised from direct purchase and dividend reinvestment program	$1,795	$3,144
During the year ended December 31, 2019, we closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
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
During the year ended December 31, 2018, we issued 43.6 million shares of common stock as part of the consideration for the MTGE Acquisition.
In June 2019, we announced that our Board had authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2020. During the year ended December 31, 2019, we repurchased 26.2 million shares of our common stock for an aggregate amount of $223.2 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.
During the years ended December 31, 2019 and 2018, we issued 56.0 million shares of common stock for proceeds of $569.1 million, net of commissions and fees, and 24.0 million shares for proceeds of $251.1 million, net of commissions and fees, respectively, under the at-the-market sales program.
No options were exercised during the years ended December 31, 2019, and 2018.

Preferred Stock
During the year ended December 31, 2019, we redeemed all 7.0 million of our issued and outstanding shares of 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $175.0 million. The cash redemption amount for each share of Series C Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of July 21, 2019.
During the year ended December 31, 2019, we redeemed all 2.2 million of our issued and outstanding shares of 8.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for $55.0 million. The cash redemption amount for each share of Series H Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of May 31, 2019.
During the year ended December 31, 2019, we issued 17.7 million shares of our 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of $442.5 million before deducting the underwriting discount and other estimated offering costs.
During the year ended ended December 31, 2018, we issued 17.0 million shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses, and 2.2 million shares of our Series H Preferred Stock in connection with the MTGE Acquisition. Refer to the “Acquisition of MTGE Investment Corp.” Note in Part IV, Item 15 for additional information related to our Series H Preferred Stock.
During the year ended ended December 31, 2018, redeemed 5.0 million shares of our 7.625% Series C Cumulative Redeemable Preferred Stock for $125.0 million and all 11.5 million of our issued and outstanding shares of 7.625% Series E Cumulative Redeemable Preferred Stock for $287.5 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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
Our debt-to-equity ratio at December 31, 2019 and 2018 was 7.1:1 and 6.3:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity, at December 31, 2019 and 2018 was 7.2:1 and 7.0:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and exclusive of debt issued by securitization vehicles), was 12.0% and 12.1% at December 31, 2019 and 2018, respectively.

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
Our compliance group is responsible for oversight of our regulatory compliance. Our Chief Compliance Officer has reporting lines to the BAC.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2019, the weighted average days to maturity was 65 days.
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
At December 31, 2019, we had total financial assets and cash pledged against existing liabilities of $114.5 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2019 compared to the same period in 2018, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2019.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
Quarter ended	(dollars in thousands)
December 31, 2019	$102,760,107	$101,740,728	$1,006,487	$—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
December 31, 2017	78,755,896	77,696,343	1,295,652	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2019. The weighted average remaining maturity on our repurchase agreements and other secured financing was 89 days at December 31, 2019:

	December 31, 2019
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	37,382,530	2.15%	35.2%
30 to 59 days	15,300,157	2.00%	14.4%
60 to 89 days	22,207,736	1.97%	20.9%
90 to 119 days	10,020,505	1.97%	9.4%
Over 119 days (1)	21,285,500	2.02%	20.1%
Total	$106,196,428	2.05%	100.0%

(1)	Approximately 4% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2019:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$101,740,728	2.03%	2.10%	65
Other secured financing (2)	4,455,700	2.48%	2.70%	620
Securitized debt of consolidated VIEs (3)	5,584,552	3.23%	3.28%	7,627
Mortgages payable (3)	490,631	4.07%	3.98%	4,594
Total indebtedness	$112,271,611

(1)	Determined based on estimated weighted-average lives of the underlying debt instruments.

(2)	Includes advances from the Federal Home Loan Bank of Des Moines of $3.6 billion and financing under credit facilities.

(3)	Non-recourse to Annaly.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2019:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,648,545	$202,184	$1,850,729
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	108,407,075	5,169,789	113,576,864
Credit risk transfer securities	342,629	188,693	531,322
Non-agency mortgage-backed securities	942,606	193,262	1,135,868
Residential mortgage loans (2)	3,909,642	336,519	4,246,161
MSRs	3,336	374,742	378,078
Commercial real estate debt investments (2)	2,584,967	33,176	2,618,143
Commercial real estate debt and preferred equity, held for investment (2)	1,151,073	455,018	1,606,091
Corporate debt	1,412,769	732,081	2,144,850
Other assets (3)	—	252,578	252,578
Total financial assets	$120,402,642	$7,938,042	$128,340,684

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(2)	Includes assets transferred or pledged to securitization vehicles.

(3)	Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2019:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,850,729
Residential Securities (2) (3)	114,121,074
Residential mortgage loans (4)	1,647,787
Commercial real estate debt investments (5)	273,023
Commercial real estate debt and preferred equity, held for investment (6)	536,385
Corporate debt, held for investment (7)	1,600,652
Total liquid assets	$120,029,650
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (8)	98.92%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $114.5 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2019. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized Agency mortgage-backed securities of consolidated VIEs carried at fair value of $1.1 billion

(4)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $2.6 billion.

(5)	Excludes securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.3 billion.

(6)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $0.9 billion.

(7)	Excludes certain second lien loans.

(8)
Denominator is computed based on the carrying amount of encumbered and encumbered financial assets, excluding Agency mortgage-backed securities and loans of consolidated VIEs carried at fair value of $7.0 billion.

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
Our interest rate sensitivity gap is the difference between Interest Earning Assets and Interest Bearing Liabilities maturing or re-pricing within a given time period. Unlike the calculation of maturity gap, interest rate sensitivity gap includes the effect of our interest rate swaps. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. Because different types of assets and liabilities with the same or similar maturities may react differently to changes in overall market rates or conditions, changes in interest rates may affect net interest income positively or negatively even if assets and liabilities were perfectly matched in each maturity category. The amount of assets and liabilities utilized to compute our interest rate sensitivity gap was determined in accordance with the contractual terms of the assets and liabilities, except that adjustable-rate loans and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature. The effects of interest rate swaps, whereby we generally pay a fixed rate and receive a floating rate and effectively lock in our financing costs for a longer term, are also reflected in our interest rate sensitivity gap. The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2019 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,850,729	$—	$—	$—	$1,850,729
Agency mortgage-backed securities (principal)	—	831	614,976	105,138,966	105,754,773
Credit risk transfer securities (principal)	—	—	83,887	418,298	502,185
Non-agency mortgage-backed securities (principal)	2,565	—	271,956	880,664	1,155,185
Commercial mortgage-backed securities (principal)	—	—	—	263,965	263,965
Total securities	2,565	831	970,819	106,701,893	107,676,108
Residential mortgage loans (principal)	—	—	—	1,610,813	1,610,813
Commercial real estate debt and preferred equity (principal)	64,390	—	110,623	511,550	686,563
Corporate debt (principal)	—	3,046	128,935	2,040,677	2,172,658
Total loans	64,390	3,046	239,558	4,163,040	4,470,034
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	6,824,776	6,824,776
Total financial assets - maturity	1,917,684	3,877	1,210,377	117,689,709	120,821,647
Effect of utilizing reset dates (1)	7,450,528	1,410,613	(290,259)	(8,570,882)
Total financial assets - interest rate sensitive	$9,368,212	$1,414,490	$920,118	$109,118,827	$120,821,647
Financial liabilities
Repurchase agreements	$74,800,423	$26,940,305	$—	$—	$101,740,728
Other secured financing	90,000	1,379,833	2,157,474	828,393	4,455,700
Debt issued by securitization vehicles (principal)	—	—	—	5,584,552	5,584,552
Total financial liabilities - maturity	74,890,423	28,320,138	2,157,474	6,412,945	111,780,980
Effect of utilizing reset dates (1)(2)	(50,307,598)	(3,588,023)	25,137,866	28,757,755
Total financial liabilities - interest rate sensitive	$24,582,825	$24,732,115	$27,295,340	$35,170,700	$111,780,980

Maturity gap	$(72,972,739)	$(28,316,261)	$(947,097)	$111,276,764	$9,040,667

Cumulative maturity gap	$(72,972,739)	$(101,289,000)	$(102,236,097)	$9,040,667

Interest rate sensitivity gap	$(15,214,613)	$(23,317,625)	$(26,375,222)	$73,948,127	$9,040,667

Cumulative rate sensitivity gap	$(15,214,613)	$(38,532,238)	$(64,907,460)	$9,040,667

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
We also monitor early warning metrics designed to measure the quality and depth of liquidity sources based upon both company-specific and market conditions. The metrics assist in assessing our liquidity conditions and are integrated into our escalation protocol.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2019. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(41.0%)	0.1%	1.0%
-50 Basis points	(26.0%)	0.1%	1.0%
-25 Basis points	(12.0%)	0.1%	0.8%
+25 Basis points	9.2%	(0.2%)	(1.7%)
+50 Basis points	16.3%	(0.5%)	(4.5%)
+75 Basis points	20.4%	(1.0%)	(8.1%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.2%	10.5%
-15 Basis points	0.7%	6.2%
-5 Basis points	0.2%	2.1%
+5 Basis points	(0.2%)	(2.1%)
+15 Basis points	(0.7%)	(6.2%)
+25 Basis points	(1.2%)	(10.2%)
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of the firm’s credit risk exposure.
Our portfolio composition, based on balance sheet values, at December 31, 2019 and 2018 was as follows:

	December 31, 2019	December 31, 2018
Category
Agency mortgage-backed securities	89.5%	88.8%
Credit risk transfer securities	0.4%	0.5%
Non-agency mortgage-backed securities	0.9%	1.1%
Residential mortgage loans(1)	3.3%	2.4%
Mortgage servicing rights	0.3%	0.5%
Commercial real estate (1) (2)	3.9%	4.9%
Corporate debt	1.7%	1.8%
(1) Includes assets transferred or pledged to securitization vehicles. (2) Net of unamortized origination fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Counterparty Risk Management
Our use of repurchase and derivative agreements and trading activities create exposure to counterparty risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our investments are financed with repurchase agreements by pledging our Residential Securities and certain commercial real estate investments as collateral to the applicable lender. The collateral we pledge generally exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of the firm’s counterparty exposure.
The following table summarizes our exposure to counterparties by geography at December 31, 2019:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Geography	(dollars in thousands)
North America	37	$74,026,986	$(251,047)	$3,574,582
Europe	13	20,713,479	(454,616)	1,571,460
Asia (non-Japan)	1	466,189	—	23,397
Japan	4	6,534,074	—	346,859
Total	55	$101,740,728	$(705,663)	$5,516,298

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
We have established a Cybersecurity Committee to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee our Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC, and the Board via the BRC and the BAC. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We have purchased cybersecurity insurance, however, there is no assurance that the insurance policy will cover all cybersecurity breaches or that the policy will cover all losses.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Compliance, Regulatory and Legal Risk Management
Our business is organized as a REIT, and we seek to continue to meet the requirements for taxation as a REIT. The determination that we are a REIT requires an analysis of various factual matters and circumstances. Accordingly, we closely monitor our REIT status within our risk management program. We also regularly assess our risk management in respect of our regulated and licensed subsidiaries, which include our registered broker-dealer subsidiary Arcola and our subsidiary that is registered with the SEC as an investment adviser under the Investment Advisers Act.
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
As a result of the Dodd-Frank Act, the U.S. Commodity Futures Trading Commission (“CFTC”) gained jurisdiction over the regulation of interest rate swaps.  The CFTC has asserted that this causes the operators of mortgage real estate investment trusts that use swaps as part of their business model to fall within the statutory definition of Commodity Pool Operator (“CPO”), and, absent relief from the Division of Swap Dealer and Intermediary Oversight or the CFTC, to register as CPOs. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage real estate investment trusts, the Division of Swap Dealer and Intermediary Oversight of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage real estate investment trust to the public, and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the Internal Revenue Service. While we disagree with the CFTC’s position that mortgage REITs that use swaps as part of their business model fall within the statutory definition of a CPO, we have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

Critical Accounting Policies and Estimates
Our critical accounting policies that require us to make significant judgments or estimates are described below.  For more information on these critical accounting policies and other significant accounting policies, see “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements.

Valuation of Financial Instruments
Residential Securities
There is an active market for our Agency mortgage-backed securities, CRT securities and non-Agency mortgage-backed securities. Since we primarily invest in securities that can be valued using actively quoted prices for actively traded assets, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal fair values are determined using quoted prices from the TBA securities market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. While prepayment rates may be difficult to predict and require estimation and judgment in the valuation of Agency mortgage-backed securities, we use several third party models to validate prepayment speeds used in fair value measurements of residential securities. All internal fair values are compared to external pricing sources and/or dealer quotes to determine reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.

Residential Mortgage Loans
There is an active market for the residential whole loans in which we invest. Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there are observable inputs in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the swap curve and the underlying characteristics of the individual loans, which may include loan term, coupon, and reset dates. While prepayment rates may be difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans, we validate prepayment speeds against those provided by independent pricing analytic providers specializing in residential mortgage loans. Internal fair values are generally compared to external pricing sources to determine reasonableness.
MSRs
Fair value estimates for our investment in MSRs are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third-party pricing providers. Management reviews the valuations received from third-party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSRs requires significant judgment by management and the third-party pricing providers.

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
Item 7. Management’s Discussion and Analysis

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
Item 7. Management’s Discussion and Analysis

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

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Calculated as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Debt issued by securitization vehicles, certain credit facilities (included within other secured financing) and mortgages payable are non-recourse to us and are excluded from this measure.

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
Item 7. Management’s Discussion and Analysis

variables, such as interest rates, which affect the values of Residential Securities and other investment instruments.

Investment Advisers Act
Refers to the Investment Advisers Act of 1940, as amended.

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

Long-Term CPR
Our projected prepayment speeds for certain Agency mortgage-backed securities using third-party model and market information. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts.  Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

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

Voting Interest Entity (“VOE”)
An entity that has sufficient equity to finance its activities without additional subordinated financial support from other parties and in which equity investors have a controlling financial interest.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer (the CEO) and Chief Financial Officer (the CFO), reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act) as of the end of the period covered by this report.  Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed, (1) were effective in ensuring that information required to be disclosed by Annaly in reports it files or submits under the Securities Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure and (2) were effective in ensuring that information required to be disclosed by Annaly in reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting
Management of Annaly is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, Annaly’s CEO and CFO and effected by the Annaly’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Annaly;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Annaly are being made only in accordance with authorizations of management and directors of Annaly; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Annaly’s assets that could have a material effect on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on the Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2019. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Annaly Capital Management, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and Subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, the related notes and financial statement schedules III and IV, and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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
February 13, 2020

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2019.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2019.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2019.

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
The following table provides information as of December 31, 2019 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	28,735,784
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	28,735,784

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

1.	Financial Statements. See Index to Financial Statements below.

2.	Schedules to Financial Statements. See Index to Financial Statements below
All financial istatement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto.

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

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 3, 2006).
3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008).
3.5	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 23, 2011).
3.6	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 23, 2019).
3.7
Form of Articles Supplementary designating the Registrant’s 7.875% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 8-A filed April 1, 2004).

3.8
Articles Supplementary of the Registrant’s designating an additional 2,750,000 shares of the Company’s 7.875% Series A Cumulative Redeemable Preferred Stock, as filed with the State Department of Assessments and Taxation of Maryland on October 15, 2004 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed October 18, 2004).

3.9
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on 8-K filed April 10, 2006).

3.10
Articles Supplementary designating the Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).

3.11
Articles Supplementary designating the Registrant’s 7.50% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2012).

3.12
Articles Supplementary designating the Registrant’s 7.625% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 (incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form 8-A filed July 12, 2016).

3.13
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

3.16
Articles Supplementary designating Annaly’s 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.16 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).

3.17
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

3.18
Form of Articles Supplementary designating Annaly’s 8.125% Series H Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.17 to the Registrant’s Registration Statement on Form 8-A filed September 7, 2018).

3.19
Articles Supplementary reclassifying and designating 2,200,000 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of undesignated Common Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2019).

3.20
Articles Supplementary designating Annaly’s 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.20 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).

3.21
Articles Supplementary reclassifying and designating 7,000,000 authorized but unissued shares of Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of Registrant’s undesignated common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2019).

3.22	Amended and Restated Bylaws of the Registrant, adopted December 13, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2018).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series C Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).
4.4	Specimen Series D Preferred Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2012).
4.5	Specimen Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement (Registration No. 333-211140) on Form S-4/A filed May 27, 2016).
4.6	Specimen Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).
4.7	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.8	Specimen Series H Preferred Stock Certificate (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4A filed May 31, 2018).
4.9	Specimen Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

4.12
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

4.14	Description of Securities †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2
Amended and Restated Management Agreement, by and between the Registrant and Annaly Capital Management LLC, dated as of August 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 3, 2018).*

10.3
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
31.1
Certification of Glenn A. Votek, Interim Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Glenn A. Votek, Interim Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 (formatted in Inline XBRL and contained in Exhibit 101).
*             Exhibit Numbers 10.2, 10.3, 10.4 and 10.5 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Annaly Capital Management, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, the related notes, and financial statement schedules III and IV, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Valuation of mortgage servicing rights

Description of the Matter
Fair value of mortgage servicing rights (“MSRs”) totaled $378 million at December 31, 2019. As disclosed in Note 11 to the consolidated financial statements, the Company classifies its investments in MSRs as Level 3 in the fair value measurements hierarchy. These fair value estimates for MSRs primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency rates, costs to service and discount rates.

Auditing the valuation of MSRs is complex and required the use of a specialist due to the high degree of judgment in management’s assumptions used in the measurement process which are unobservable in nature including prepayment rates, delinquency rates, costs to service and discount rates. These assumptions have a significant effect on the valuation of the MSRs.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to estimate the fair value of its MSRs, including management’s review of the completeness and accuracy of key inputs used in the discounted cash flow model, management’s independent review of assumptions through evaluating historical results and available market information, and management’s comparison of internally developed fair values to fair values obtained from third-party pricing providers.

To test the valuation of the MSRs, our audit procedures included, among others, evaluating the Company’s use of the discounted cash flow valuation technique, utilizing the support of a valuation specialist to independently assess whether the Company’s assumptions (e.g., prepayment rates, delinquency rates, costs to service and discount rates) were supportable based on market data, and independently developing a range of fair values for the MSRs. We compared management’s assumptions and fair value estimates to the assumptions and fair value ranges developed by the valuation specialist to assess management’s estimate of fair value.

Amortization of net premiums on residential securities

Description of the Matter
Amortization of net premiums on residential securities totaled $1.114 billion for the year ended December 31, 2019. As disclosed in Note 3 to the consolidated financial statements, the Company amortizes or accretes premiums or discounts into interest income for its residential mortgage-backed securities. Amortization or accretion is derived taking into account estimates of future principal prepayments, which are derived using third-party model and market information, in the calculation of the effective yield.

Auditing the amortization of net premiums on Agency mortgage-backed securities is complex due to the high degree of judgment in management’s assumptions used in the measurement process including prepayment rates which are uncertain in nature. These assumptions have a significant effect on the amortization of net premiums on securities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to calculate amortization of net premiums on its Agency and Agency interest-only mortgage-backed securities, including management’s review of the completeness and accuracy of data (e.g. prepayment rates) used in the cash flow models and the calculation of projected cash flows.

To test the amortization of net premiums our audit procedures included, among others, evaluating the Company's methodology and utilizing the support of a valuation specialist to independently develop ranges of prepayment rates for a sample of securities based on current industry, market and economic data. We compared management’s prepayment rates to the ranges developed by the valuation specialist to assess management’s estimate. We also recalculated management’s projected cash flows and the amortization of premiums or accretion of discounts for a sample of securities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 13, 2020

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2019	2018
Assets
Cash and cash equivalents (includes pledged assets of $1,648,545 and $1,581,775, respectively) (1)	$1,850,729	$1,735,749
Securities (includes pledged assets of $108,809,569 and $87,193,316, respectively) (2)	114,833,580	92,623,788
Loans, net (includes pledged assets of $3,240,583 and $2,997,051, respectively) (3)	4,462,350	4,585,975
Mortgage servicing rights (includes pledged assets of $3,336 and $3,616, respectively)	378,078	557,813
Assets transferred or pledged to securitization vehicles	7,002,460	3,833,200
Real estate, net	725,638	739,473
Derivative assets	113,556	200,503
Reverse repurchase agreements	—	650,040
Receivable for unsettled trades	4,792	68,779
Principal and interest receivable	449,906	357,365
Goodwill and intangible assets, net	92,772	100,854
Other assets	381,220	333,988
Total assets	$130,295,081	$105,787,527
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$101,740,728	$81,115,874
Other secured financing	4,455,700	4,183,311
Debt issued by securitization vehicles	5,622,801	3,347,062
Mortgages payable	485,005	511,056
Derivative liabilities	803,866	889,750
Payable for unsettled trades	463,387	583,036
Interest payable	476,335	570,928
Dividends payable	357,527	394,129
Other liabilities	93,388	74,580
Total liabilities	114,498,737	91,669,726
Stockholders’ equity
Preferred stock, par value $0.01 per share, 85,150,000 and 75,950,000 authorized, 81,900,000 and 73,400,000 issued and outstanding, respectively	1,982,026	1,778,168
Common stock, par value $0.01 per share, 2,914,850,000 and 1,924,050,000 authorized, 1,430,106,199 and 1,313,763,450 issued and outstanding, respectively	14,301	13,138
Additional paid-in capital	19,966,923	18,794,331
Accumulated other comprehensive income (loss)	2,138,191	(1,979,865)
Accumulated deficit	(8,309,424)	(4,493,660)
Total stockholders’ equity	15,792,017	14,112,112
Noncontrolling interests	4,327	5,689
Total equity	15,796,344	14,117,801
Total liabilities and equity	$130,295,081	$105,787,527

(1)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $67.5 million and $30.4 million at December 31, 2019 and 2018, respectively.

(2)
Excludes $102.5 million and $0 at December 31, 2019 and 2018, respectively, of agency mortgage-backed securities, $468.0 million and $83.6 million at December 31, 2019 and 2018, respectively, of non-Agency mortgage-backed securities and $500.3 million and $224.3 million at December 31, 2019 and December 31, 2018, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3)	Includes $66.7 million and $97.5 million of residential mortgage loans held for sale and $0 and $42.2 million of commercial mortgage loans held for sale at December 31, 2019 and 2018, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2019	2018	2017
Net interest income
Interest income	$3,787,297	$3,332,563	$2,493,126
Interest expense	2,784,875	1,897,860	1,008,354
Net interest income	1,002,422	1,434,703	1,484,772
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	351,375	100,553	(371,108)
Realized gains (losses) on termination or maturity of interest rate swaps	(1,442,964)	1,409	(160,133)
Unrealized gains (losses) on interest rate swaps	(1,210,276)	424,081	512,918
Subtotal	(2,301,865)	526,043	(18,323)
Net gains (losses) on disposal of investments	(47,944)	(1,124,448)	(3,938)
Net gains (losses) on other derivatives	(680,770)	(403,001)	261,438
Net unrealized gains (losses) on instruments measured at fair value through earnings	36,021	(158,082)	(39,684)
Loan loss provision	(16,569)	(3,496)	—
Subtotal	(709,262)	(1,689,027)	217,816
Total realized and unrealized gains (losses)	(3,011,127)	(1,162,984)	199,493
Other income (loss)	136,413	109,927	115,857
General and administrative expenses
Compensation and management fee	170,628	179,841	164,322
Other general and administrative expenses	131,006	150,032	59,802
Total general and administrative expenses	301,634	329,873	224,124
Income (loss) before income taxes	(2,173,926)	51,773	1,575,998
Income taxes	(10,835)	(2,375)	6,982
Net income (loss)	(2,163,091)	54,148	1,569,016
Net income (loss) attributable to noncontrolling interests	(226)	(260)	(588)
Net income (loss) attributable to Annaly	(2,162,865)	54,408	1,569,604
Dividends on preferred stock	136,576	129,312	109,635
Net income (loss) available (related) to common stockholders	$(2,299,441)	$(74,904)	$1,459,969
Net income (loss) per share available (related) to common stockholders
Basic	$(1.60)	$(0.06)	$1.37
Diluted	$(1.60)	$(0.06)	$1.37
Weighted average number of common shares outstanding
Basic	1,434,912,682	1,209,601,809	1,065,923,652
Diluted	1,434,912,682	1,209,601,809	1,066,351,616
Other comprehensive income (loss)
Net income (loss)	$(2,163,091)	$54,148	$1,569,016
Unrealized gains (losses) on available-for-sale securities	4,135,862	(2,004,166)	(89,997)
Reclassification adjustment for net (gains) losses included in net income (loss)	(17,806)	1,150,321	49,870
Other comprehensive income (loss)	4,118,056	(853,845)	(40,127)
Comprehensive income (loss)	1,954,965	(799,697)	1,528,889
Comprehensive income (loss) attributable to noncontrolling interests	(226)	(260)	(588)
Comprehensive income (loss) attributable to Annaly	1,955,191	(799,437)	1,529,477
Dividends on preferred stock	136,576	129,312	109,635
Comprehensive income (loss) attributable to common stockholders	$1,818,615	$(928,749)	$1,419,842

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2019	2018	2017
Preferred stock
Beginning of period	$1,778,168	$1,720,381	$1,200,559
Issuance	428,324	411,335	696,910
Acquisition of subsidiary	—	55,000	—
Redemption	(224,466)	(408,548)	(177,088)
End of period	$1,982,026	$1,778,168	$1,720,381
Common stock
Beginning of period	$13,138	$11,596	$10,189
Issuance	1,422	1,103	1,405
Buyback of common stock	(261)	—	—
Acquisition of subsidiary	—	436	—
Direct purchase and dividend reinvestment	2	3	2
End of period	$14,301	$13,138	$11,596
Additional paid-in capital
Beginning of period	$18,794,331	$17,221,265	$15,579,342
Stock compensation expense	2,162	1,961	1,406
Issuance	1,397,484	1,116,409	1,646,201
Buyback of common stock	(223,313)	—	—
Acquisition of subsidiary	—	455,507	—
Redemption of preferred stock	(5,534)	(3,952)	(8,224)
Direct purchase and dividend reinvestment	1,793	3,141	2,540
End of period	$19,966,923	$18,794,331	$17,221,265
Accumulated other comprehensive income (loss)
Beginning of period	$(1,979,865)	$(1,126,020)	$(1,085,893)
Unrealized gains (losses) on available-for-sale securities	4,135,862	(2,004,166)	(89,997)
Reclassification adjustment for net gains (losses) included in net income (loss)	(17,806)	1,150,321	49,870
End of period	$2,138,191	$(1,979,865)	$(1,126,020)
Accumulated deficit
Beginning of period	$(4,493,660)	$(2,961,749)	$(3,136,017)
Net income (loss) attributable to Annaly	(2,162,865)	54,408	1,569,604
Dividends declared on preferred stock (1)	(136,576)	(129,312)	(109,635)
Dividends and dividend equivalents declared on common stock and share-based awards (1)	(1,516,323)	(1,457,007)	(1,285,701)
End of period	$(8,309,424)	$(4,493,660)	$(2,961,749)
Total stockholder’s equity	$15,792,017	$14,112,112	$14,865,473
Noncontrolling interests
Beginning of period	$5,689	$6,100	$7,792
Net income (loss) attributable to noncontrolling interests	(226)	(260)	(588)
Equity contributions from (distributions to) noncontrolling interests	(1,136)	(151)	(1,104)
End of period	$4,327	$5,689	$6,100
Total equity	$15,796,344	$14,117,801	$14,871,573
(1) See Note titled “Capital Stock” for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$(2,163,091)	$54,148	$1,569,016
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	1,113,273	692,811	872,346
Amortization of securitized debt premiums and discounts and deferred financing costs	(11,854)	(3,439)	(3,596)
Depreciation, amortization and other noncash expenses	31,559	72,364	27,956
Net (gains) losses on disposals of investments	47,944	1,123,969	3,938
Net (gains) losses on investments and derivatives	1,855,025	136,673	(734,672)
Income from unconsolidated joint ventures	6,893	2,840	2,864
Loan loss provision	16,569	3,496	—
Payments on purchases of loans held for sale	(250,348)	(227,871)	(309,473)
Proceeds from sales and repayments of loans held for sale	282,693	97,913	410,285
Net receipts (payments) on derivatives	(1,939,634)	480,216	(233,915)
Net change in
Due to / from brokers	—	—	(16)
Other assets	(39,880)	98,104	(58,715)
Interest receivable	(85,951)	(19,563)	(52,202)
Interest payable	(94,593)	295,640	89,777
Other liabilities	31,838	(185,283)	48,646
Net cash provided by (used in) operating activities	(1,199,557)	2,622,018	1,632,239
Cash flows from investing activities
Payments on purchases of Residential Securities	(62,794,871)	(44,624,006)	(40,287,765)
Proceeds from sales of Residential Securities	25,513,227	33,256,888	13,402,428
Principal payments on Residential Securities	17,156,148	11,365,683	12,016,190
Payments on purchases of MSRs	—	(381)	(11,493)
Proceeds from sales of MSRs	—	—	33
Payments on purchases of corporate debt	(890,042)	(1,241,818)	(693,095)
Proceeds from sales of corporate debt	265,218	—	—
Principal payments on corporate debt	368,927	378,865	462,622
Originations and purchases of commercial real estate investments	(1,299,047)	(815,252)	(504,952)
Proceeds from sales of commercial real estate investments	193,846	150,059	11,960
Principal repayments on commercial real estate investments	1,968,621	1,504,032	1,669,900
Proceeds from sales of real estate	24,955	—	—
Proceeds from reverse repurchase agreements	98,339,755	85,318,562	67,675,100
Payments on reverse repurchase agreements	(97,689,715)	(85,030,351)	(67,675,100)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	3,155	26,228	7,998
Payments on purchases of residential mortgage loans held for investment	(2,647,129)	(1,286,046)	(928,512)
Proceeds from repayments of residential mortgage loans held for investment	845,281	347,451	185,391
Payments on purchases of equity securities	—	—	(2,104)
Cash paid related to asset acquisition, net of cash acquired	—	(258,334)	—
Net payment from disposal of subsidiary	—	—	5,451
Net cash provided by (used in) investing activities	$(20,641,671)	(908,420)	(14,665,948)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	5,470,733,256	5,117,155,986	3,606,915,741
Principal payments on repurchase agreements and other secured financing	(5,449,836,013)	(5,116,952,444)	(3,594,482,419)
Proceeds from issuances of securitized debt	3,444,055	920,142	—
Principal repayments on securitized debt	(2,031,959)	(1,384,333)	(1,022,994)
Payment of deferred financing cost	(12,228)	(1,072)	(2,054)
Principal payments on participation sold	—	—	(12,827)
Principal payments on mortgages payable	(26,202)	(716)	(2,365)
Net contributions (distributions) from (to) noncontrolling interests	(1,136)	(971)	(1,104)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,829,025	1,532,356	2,347,058
Redemptions of preferred stock	(230,000)	(412,500)	(185,312)
Net payments on share repurchases	(223,574)	—	—
Dividends paid	(1,689,016)	(1,540,886)	(1,353,172)
Net cash provided by (used in) financing activities	21,956,208	(684,438)	12,200,552
Net (decrease) increase in cash and cash equivalents	$114,980	$1,029,160	$(833,157)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,735,749	706,589	1,539,746
Cash and cash equivalents including cash pledged as collateral, end of period	$1,850,729	$1,735,749	$706,589
Supplemental disclosure of cash flow information
Interest received	$4,811,218	$3,894,478	$3,447,308
Dividends received	$8,395	$7,564	$5,238
Interest paid (excluding interest paid on interest rate swaps)	$2,902,644	$1,726,887	$987,958
Net interest received (paid) on interest rate swaps	$(323,028)	$(1,894)	$369,660
Taxes received (paid)	$2,284	$(295)	$(1,502)
Noncash investing activities
Receivable for unsettled trades	$4,792	$68,779	$1,232
Payable for unsettled trades	$463,387	$583,036	$656,581
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$4,118,056	$(853,845)	$(40,127)
Noncash financing activities
Dividends declared, not yet paid	$357,527	$394,129	$347,876
Securitized debt assumed through consolidation of VIEs	$874,694	$—	$315,111

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 and 2017
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.6 billion at December 31, 2019 and December 31, 2018.
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
Interest Income - The Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the financial instruments and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than interest-only securities, multifamily and reverse mortgages), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
January 1, 2020 (early adoption permitted)
The Company adopted the new standard on January 1, 2020.The ASU requires the measurement of expected credit losses under the CECL model based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts of the financial assets in scope of the model. The Company has decided to apply a probability of default methodology to loans and loan commitments impacted by the adoption and established appropriate internal controls and is drafting financial statement disclosures. Key implementation efforts have included model testing and validation and development of internal controls. The Company recorded an increase in the allowance as a result of adoption of the new guidance, but the increase was not significant. Further, the amended guidance for available-for-sale debt securities did not have a significant impact to the Company’s securities portfolio.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2019 and 2018.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2019	December 31, 2018
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$112,124,958	$89,840,322
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	768,409	912,673
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	531,322	552,097
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,135,868	1,161,938
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	64,655	138,242
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	208,368	18,516
Total securities			114,833,580	92,623,788
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,647,787	1,359,806
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	669,713	1,296,803
Loans, net	Commercial loans held for sale, net	Lower of amortized cost or fair value	—	42,184
Loans, net	Corporate debt held for investment, net	Amortized cost	2,144,850	1,887,182
Total loans, net			4,462,350	4,585,975
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	1,122,588	—
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,598,374	1,094,831
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,345,120	2,738,369
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	936,378	—
Total assets transferred or pledged to securitization vehicles			7,002,460	3,833,200
Reverse repurchase agreements	Reverse repurchase agreements	Amortized cost	—	650,040
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	101,740,728	81,115,874
Other secured financing	Loans	Amortized cost	4,455,700	4,183,311
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	5,622,801	3,347,062
Mortgages payable	Loans	Amortized cost	485,005	511,056
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
When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss), while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no other-than-temporary impairment recognized for the years ended December 31, 2019, 2018 and 2017.
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the year ended December 31, 2019:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$92,467,030	$156,758	$92,623,788
Purchases	62,703,862	244,820	62,948,682
Sales and transfers (1)	(26,506,345)	(92,366)	(26,598,711)
Principal paydowns	(17,180,225)	(43,746)	(17,223,971)
(Amortization) / accretion	(1,114,344)	778	(1,113,566)
Fair value adjustment	4,190,579	6,779	4,197,358
Ending balance December 31, 2019	$114,560,557	$273,023	$114,833,580

(1) Includes transfers to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at December 31, 2019 and 2018:

	December 31, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$102,448,565	$4,345,053	$(46,614)	$106,747,004	$2,071,583	$(95,173)	$108,723,414
Adjustable-rate pass-through	1,474,818	72,245	(1,400)	1,545,663	10,184	(31,516)	1,524,331
CMO	156,937	2,534	—	159,471	545	—	160,016
Interest-only	4,486,845	862,905	—	862,905	2,787	(157,130)	708,562
Multifamily	1,619,900	19,981	(2,280)	1,637,601	82,292	(2,696)	1,717,197
Reverse mortgages	54,553	5,053	—	59,606	550	(309)	59,847
Total agency securities	$110,241,618	$5,307,771	$(50,294)	$111,012,250	$2,167,941	$(286,824)	$112,893,367
Residential credit
CRT (1)	$517,110	$15,850	$(2,085)	$515,950	$16,605	$(1,233)	$531,322
Alt-A	160,957	250	(22,306)	138,901	12,482	—	151,383
Prime	277,076	3,362	(17,794)	262,644	14,142	(529)	276,257
Prime interest-only	391,234	3,757	—	3,757	—	(590)	3,167
Subprime	370,263	1,356	(59,727)	311,892	37,205	(118)	348,979
NPL/RPL	164,180	351	(440)	164,091	191	(14)	164,268
Prime jumbo (>=2010 vintage)	182,709	1,026	(4,281)	179,454	5,360	(150)	184,664
Prime jumbo (>=2010 vintage) Interest-only	554,189	9,001	—	9,001	—	(1,851)	7,150
Total residential credit securities	$2,617,718	$34,953	$(106,633)	$1,585,690	$85,985	$(4,485)	$1,667,190
Total Residential Securities	$112,859,336	$5,342,724	$(156,927)	$112,597,940	$2,253,926	$(291,309)	$114,560,557
Commercial
Commercial Securities	$263,965	10,873	$(9,393)	$265,445	$7,710	$(132)	$273,023
Total securities	$113,123,301	$5,353,597	$(166,320)	$112,863,385	$2,261,636	$(291,441)	$114,833,580

	December 31, 2018
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$81,144,650	$3,810,808	$(36,987)	$84,918,471	$264,443	$(2,130,362)	$83,052,552
Adjustable-rate pass-through	4,835,983	247,981	(1,337)	5,082,627	7,127	(151,770)	4,937,984
CMO	11,113	53	—	11,166	55	—	11,221
Interest-only	6,007,008	1,179,855	—	1,179,855	1,446	(307,412)	873,889
Multifamily	1,802,292	12,329	(5,332)	1,809,289	32,753	(3,477)	1,838,565
Reverse mortgages	34,650	4,175	—	38,825	69	(110)	38,784
Total agency investments	$93,835,696	$5,255,201	$(43,656)	$93,040,233	$305,893	$(2,593,131)	$90,752,995
Residential credit
CRT	$542,374	$28,444	$(15,466)	$555,352	$7,879	$(11,134)	$552,097
Alt-A	202,889	349	(31,238)	172,000	10,559	(198)	182,361
Prime	353,108	2,040	(23,153)	331,995	12,821	(830)	343,986
Subprime	423,166	1,776	(65,005)	359,937	35,278	(594)	394,621
NPL/RPL	3,431	—	(30)	3,401	37	—	3,438
Prime jumbo (>=2010 vintage)	225,567	1,087	(4,691)	221,963	1,439	(2,744)	220,658
Prime jumbo (>=2010 vintage) Interest-only	860,085	12,820	—	12,820	4,054	—	16,874
Total residential credit securities	$2,610,620	$46,516	$(139,583)	$1,657,468	$72,067	$(15,500)	$1,714,035
Total Residential Securities	$96,446,316	$5,301,717	$(183,239)	$94,697,701	$377,960	$(2,608,631)	$92,467,030
Commercial
Commercial Securities	$155,921	$9,778	$(9,740)	$155,959	$1,659	$(860)	$156,758
Total securities	$96,602,237	$5,311,495	$(192,979)	$94,853,660	$379,619	$(2,609,491)	$92,623,788

(1)	Principal/Notional amount includes $14.9 million of a CRT interest-only security as of December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Investment Type	(dollars in thousands)
Fannie Mae	$76,656,831	$60,270,432
Freddie Mac	36,087,100	30,397,556
Ginnie Mae	149,436	85,007
Total	$112,893,367	$90,752,995

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2019 and 2018, according to their estimated weighted average life classifications:

	December 31, 2019		December 31, 2018
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$3,997	$4,543	$13,447	$13,670
Greater than one year through five years	36,290,254	35,581,833	11,710,172	11,928,973
Greater than five years through ten years	77,732,756	76,504,845	80,202,479	82,218,464
Greater than ten years	533,550	506,719	540,932	536,594
Total	$114,560,557	$112,597,940	$92,467,030	$94,697,701

The estimated weighted average lives of the Residential Securities at December 31, 2019 and 2018 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$7,388,239	$(24,056)	139	$22,418,036	$(432,352)	713
12 Months or more	11,619,280	(105,329)	352	43,134,843	(1,853,257)	1,476
Total	$19,007,519	$(129,385)	491	$65,552,879	$(2,285,609)	2,189

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
During the year ended December 31, 2019, the Company disposed of $25.5 billion of Residential Securities, resulting in a net realized loss of ($37.8) million. During the year ended December 31, 2018, the Company disposed of $45.6 billion of Residential Securities, resulting in a net realized loss of ($1.1) billion.  During the year ended December 31, 2017, the Company disposed of $12.9 billion of Residential Securities, resulting in a net realized loss of ($6.4) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of December 31, 2019 and 2018, the Company reported $1.6 billion and $1.4 billion, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The Company recorded loan loss provisions of $16.6 million and $3.5 million for the years ended December 31, 2019 and 2018, respectively, on loans with aggregate principal balances of $63.2 million and $7.0 million as of December 31, 2019 and 2018, respectively and carrying values of $43.1 million and $3.5 million as of December 31, 2019 and 2018, respectively. There was no provision for loan loss recorded for the year ended December 31, 2017.
As of December 31, 2019 and 2018, the Company’s loan loss provision was $20.1 million and $3.5 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the year ended December 31, 2019:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2019	$1,359,806	$1,338,987	$1,887,182	$4,585,975
Purchases	2,905,112	589,530	890,042	4,384,684
Sales and transfers (1)	(2,417,798)	(1,085,230)	(265,218)	(3,768,246)
Principal payments	(190,336)	(166,801)	(368,927)	(726,064)
Gains / (losses)	(6,130)	(9,207)	(5,498)	(20,835)
(Amortization) / accretion	(2,867)	2,434	7,269	6,836
Ending balance December 31, 2019	$1,647,787	$669,713	$2,144,850	$4,462,350

(1) Includes securitizations, syndications and transfers to securitization vehicles.

The carrying value of the Company’s residential loans held for sale was $66.7 million and $97.5 million at December 31, 2019 and 2018, respectively. The carrying value of the Company’s commercial loans held for sale was $0 and $42.2 million at December 31, 2019 and 2018, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value	$4,246,161	$2,454,637
Unpaid principal balance	$4,133,149	$2,425,657

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2019 and 2018 for these investments:

	For the Years Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands)
Interest income	$150,066	$83,259
Net gains (losses) on disposal of investments	(18,619)	(12,934)
Net unrealized gains (losses) on instruments measured at fair value through earnings	51,290	1,102
Total included in net income (loss)	$182,737	$71,427

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2019 and 2018 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2019		December 31, 2018
Property location	% of Balance	Property location	% of Balance
California	52.1%	California	53.7%
New York	10.5%	Florida	7.1%
Florida	5.3%	New York	6.6%
All other (none individually greater than 5%)	32.1%	All other (none individually greater than 5%)	32.6%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$459	$0 - $3,500	$457
Interest rate	2.00% - 8.38%	4.94%	2.00% - 7.75%	4.72%
Maturity	1/1/2028 - 12/1/2059	12/29/2047	1/1/2028 - 11/1/2058	1/11/2046
FICO score at loan origination	505 - 829	758	505 - 823	752
Loan-to-value ratio at loan origination	8% - 105%	67%	8% - 111%	68%
At December 31, 2019 and 2018, approximately 36% and 47%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

Commercial
The Company’s commercial real estate loans are comprised of adjustable-rate and fixed-rate loans. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans and preferred equity interests that are designated as held for investment and are originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses, if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
At December 31, 2019, the Company had unfunded commercial real estate loan commitments of $181.4 million.
At December 31, 2019 and 2018, approximately 92% and 88%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.
At December 31, 2019 and 2018, commercial real estate investments held for investment were comprised of the following:

	December 31, 2019			December 31, 2018
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$503,499	$499,690	30.9%	$988,248	$981,202	75.6%
Senior securitized mortgages (3)	940,546	936,378	57.8%	—	—	—%
Mezzanine loans	183,064	170,023	11.3%	319,663	315,601	24.4%
Total	$1,627,109	$1,606,091	100.0%	$1,307,911	$1,296,803	100.0%

(1)	Carrying value includes unamortized origination fees of $8.3 million and $7.6 million at December 31, 2019 and 2018, respectively.

(2)	Based on outstanding principal.

(3)	Assets of consolidated VIEs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at December 31, 2019 and 2018:

December 31, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	572,204	—	21,709	593,913
Principal payments	(16,785)	(150,245)	(149,633)	(316,663)
Transfers	(1,034,754)	1,083,487	(8,675)	40,058
Net (increase) decrease in origination fees	(4,200)	—	(184)	(4,384)
Amortization of net origination fees	2,023	3,136	412	5,571
Allowance for loan losses	—	—	(9,207)	(9,207)
Net carrying value (December 31, 2019)	$499,690	$936,378	$170,023	$1,606,091

December 31, 2018
	Senior Mortgages	Mezzanine Loans	Preferred Equity	Total
	(dollars in thousands)
Net carrying value (January 1, 2018)	$625,900	$394,442	$8,985	$1,029,327
Originations & advances (principal)	575,953	52,224	—	628,177
Principal payments	(216,849)	(127,575)	(9,000)	(353,424)
Net (increase) decrease in origination fees	(6,624)	(370)	—	(6,994)
Amortization of net origination fees	2,822	376	15	3,213
Allowance for loan losses	—	$(3,496)	$—	(3,496)
Net carrying value (December 31, 2018)	$981,202	$315,601	$—	$1,296,803

(1) Assets of consolidated VIEs.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of December 31, 2019 and 2018.

December 31, 2019
			Internal Ratings
Investment Type	Outstanding Principal	Percentage of CRE Debt and Preferred Equity Portfolio	Performing	Performing - Closely Monitored	Performing - Special Mention	Substandard (1)	Doubtful (2)	Loss (3)	Total
(dollars in thousands)
Senior mortgages	$503,499	30.9%	$94,711	$253,069	$112,619	$43,100	$—	$—	$503,499
Senior securitized mortgages (4)	940,546	57.8%	429,209	333,942	127,395	50,000	—	—	940,546
Mezzanine loans	183,064	11.3%	60,156	62,205	—	17,100	36,603	7,000	183,064
Total	$1,627,109	100.0%	$584,076	$649,216	$240,014	$110,200	$36,603	7,000	$1,627,109

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
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

(1)
The Company rated three loans as of December 31, 2019 and two loans as of December 31, 2018 as Substandard. The Company evaluated whether an impairment exists and determined in each case that, based on quantitative and qualitative factors, the Company expects repayment of contractual amounts due.

(2)
The Company rated one loan as Doubtful and evaluated for impairment for which a loan loss allowance of $5.7 million was recognized for the year ended December 31, 2019. The Company rated one loan as Doubtful and evaluated for impairment for which a loan loss allowance of $3.5 million was recognized for the year ended December 31, 2018.

(3)	The Company transferred a loan from Doubtful to Loss during the year ended December 31, 2019.

(4)	Assets of consolidated VIEs.

Corporate Debt
The Company’s investments in corporate loans typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of five to seven years. In connection with these senior secured loans the Company receives a security interest in certain assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method. As of and for the year ended December 31, 2019, the Company recorded a loan loss provision of $7.4 million on a corporate loan with a principal balance and carrying value of $19.6 million and $12.2 million, respectively. There was no provision for loan loss recorded for the years ended December 31, 2018 and 2017. As of December 31, 2019, the Company had unfunded corporate loan commitments of $81.2 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at December 31, 2019 and 2018 are as follows:

	Industry Dispersion
	December 31, 2019			December 31, 2018
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Aircraft and parts	$—	$—	$—	$—	$41,342	$41,342
Arrangement of transportation of freight & cargo	—	—	—	—	21,632	21,632
Chemicals & Allied Products	—	15,002	15,002	—	—	—
Coating, engraving and allied services	—	47,249	47,249	—	57,223	57,223
Computer programming, data processing & other computer related services	—	394,193	394,193	—	242,185	242,185
Drugs	—	15,923	15,923	—	35,882	35,882
Electrical work	—	43,175	43,175	—	41,760	41,760
Electronic components & accessories	—	24,000	24,000	—	24,059	24,059
Engineering, architectural & surveying	—	124,201	124,201	—	80,748	80,748
Grocery stores	—	23,248	23,248	—	23,431	23,431
Home health care services	—	29,361	29,361	—	—	—
Insurance agents, brokers and services	—	75,410	75,410	—	48,942	48,942
Mailing, reproduction, commercial art and photography, and stenographic	—	14,755	14,755	—	14,843	14,843
Management and public relations services	—	339,179	339,179	—	487,046	487,046
Medical and dental laboratories	—	41,344	41,344	—	26,858	26,858
Metal cans & shipping containers	—	118,456	118,456	—	118,248	118,248
Miscellaneous business services	—	164,033	164,033	—	19,622	19,622
Miscellaneous equipment rental and leasing	—	49,776	49,776	—	49,552	49,552
Miscellaneous health and allied services, not elsewhere classified	—	78,908	78,908	—	56,003	56,003
Miscellaneous plastic products	—	10,000	10,000	—	9,953	9,953
Motor vehicles and motor vehicle equipment	—	—	—	—	16,563	16,563
Motor vehicles and motor vehicle parts and supplies	—	28,815	28,815	—	29,046	29,046
Nonferrous foundries (castings)	—	30,191	30,191	—	12,948	12,948
Offices and clinics of doctors of medicine	—	106,993	106,993	—	97,877	97,877
Offices of clinics and other health practitioners	—	10,098	10,098	—	21,100	21,100
Petroleum and petroleum products	—	24,923	24,923	—	—	—
Public warehousing and storage	—	107,029	107,029	—	84,278	84,278
Research, development and testing services	—	45,610	45,610	—	33,381	33,381
Schools and educational services, not elsewhere classified	—	19,586	19,586	—	19,805	19,805
Services allied with the exchange of securities	—	—	—	—	14,877	14,877
Surgical, medical, and dental instruments and supplies	—	102,182	102,182	—	96,607	96,607
Telephone communications	—	61,210	61,210	—	61,371	61,371
Total	$—	$2,144,850	$2,144,850	$—	$1,887,182	$1,887,182

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
First lien loans	$1,396,140	$1,346,356
Second lien loans	748,710	540,826
Total	$2,144,850	$1,887,182

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
The following table presents activity related to MSRs for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Fair value, beginning of period	$557,813	$580,860
Other (1)	—	(4)
Change in fair value due to
Changes in valuation inputs or assumptions (2)	(102,016)	56,721
Other changes, including realization of expected cash flows	(77,719)	(79,764)
Fair value, end of period	$378,078	$557,813

(1)     Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to be not acceptable.
(2)     Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the years ended December 31, 2019 and 2018, the Company recognized $108.0 million and $112.7 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8. VARIABLE INTEREST ENTITIES

Commercial Trusts
The Company has invested in subordinate mortgage-backed securities issued by commercial securitization trusts (“Commercial Trusts”) and determined that it is the primary beneficiary as a result of its ability to replace the special servicer without cause through its ownership of the subordinate securities and its current designation as the directing certificate holder. Information regarding these securitization trusts are summarized in the table below.

Type of Underlying Collateral	Settlement Date	Cut-off Date Principal Balance	Face Value of Company’s Variable Interest at Settlement Date
		(dollars in thousands)
Multifamily	April 2015	$1,192,607	$89,446
Hotels	June 2018	$982,000	$93,500
Multifamily	August 2019	$271,700	$20,270
Office Building	October 2019	$60,000	$60,000
Multifamily	October 2019	$415,000	$75,359
Multifamily	December 2019	$394,000	$110,350

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Upon consolidation, the Company elected the fair value option for the financial assets and liabilities of the Commercial Trusts in order to avoid an accounting mismatch, and to represent more faithfully the economics of its interest in the entities. The fair value option requires that changes in fair value be reflected in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Company applied the practical expedient under ASU 2014-07, whereby the Company determines whether the fair value of the financial assets or financial liabilities is more observable as a basis for measuring the less observable financial instruments. The Company has determined that the fair value of the financial liabilities of the Commercial Trusts are more observable, since the prices for these liabilities are primarily available from third-party pricing services utilized for multifamily and commercial mortgage-backed securities, while the individual assets of the trusts are inherently less capable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Given that the Company’s methodology for valuing the financial assets of the Commercial Trusts are an aggregate fair value derived from the fair value of the financial liabilities, the Company has determined that the fair value of each of the financial assets in their entirety should be classified in Level 2 of the fair value measurement hierarchy.
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.3 billion and $2.7 billion at December 31, 2019 and 2018, respectively.  At December 31, 2019 and 2018, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at December 31, 2019 and 2018 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
Commercial Securitizations
The Company also invests in commercial mortgage-backed securities issued by entities that are VIEs because they do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties, but the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. For these entities, the Company’s maximum exposure to loss is the amortized cost basis of the securities it owns and it does not provide any liquidity arrangements, guarantees or other commitments to these VIEs. See the “Securities” Note for further information on Commercial Securities.
Collateralized Loan Obligation
In February 2019, the Company closed NLY 2019-FL2 a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of December 31, 2019 a total of $635.7 million of notes were held by third parties and the Company retained or purchased $223.9 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the year ended December 31, 2019. The aggregate unpaid principal balance of loans in the CLO was $857.3 million at December 31, 2019 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at December 31, 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at December 31, 2019.
Multifamily Securitization
In November 2019, the Company repackaged multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. The Company determined that it was the primary beneficiary based upon its involvement in the design of the variable interest entity. The Company incurred $1.9 million of costs in connection with this multifamily securitization that were expensed as incurred during the year ended December 31, 2019.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $57.3 million and $72.1 million at December 31, 2019 and 2018, respectively.
Residential Securitizations
The Company also invests in residential mortgage-backed securities issued by entities that are VIEs because they do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties, but the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. For these entities, the Company’s maximum exposure to loss is the amortized cost basis of the securities it owns and it does not provide any liquidity arrangements, guarantees or other commitments to these VIEs. See the “Securities” Note for further information on Residential Securities.
OBX Trusts
The entities in the table below are referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company.

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492

As of December 31, 2019 and 2018, a total of $2.0 billion and $766.5 million, respectively, of bonds were held by third parties and the Company retained $565.7 million and $221.3 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. During the years ended December 31, 2019 and 2018, the Company incurred $9.0 million and $5.4 million, respectively, of costs in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $1.9 billion and $769.0 million at December 31, 2019 and 2018, respectively.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2019 and 2018, the borrowing limit on this facility was $625.0 million and $400.0 million, respectively. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $741.3 million and $568.7 million at December 31, 2019 and 2018, respectively. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At December 31, 2019 and 2018, the subsidiary had an intercompany receivable of $426.6 million and $376.6 million, respectively, which eliminates upon consolidation and an Other secured financing of $426.6 million and $376.6 million, respectively, to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2019 and 2018, the borrowing limit on this facility was $320.0 million and $150.0 million, respectively. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

corporate loans to the subsidiary with a carrying amount of $413.7 million and $234.8 million at December 31, 2019 and 2018, respectively, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At December 31, 2019 and 2018, the subsidiary had an Other secured financing of $244.2 million and $150.0 million, respectively, to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. At of December 31, 2019, the Borrower had an Other secured financing of $157.5 million to the third party financial institution.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $3.3 billion at December 31, 2019. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, credit facility VIEs, multifamily securitization and OBX Trusts as the transfers of loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2019 and 2018 are as follows:

December 31, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$67,455
Loans	—	—	66,722
Assets transferred or pledged to securitization vehicles	2,345,120	75,924	—
Mortgage servicing rights	—	—	378,078
Principal and interest receivable	7,085	408	—
Other assets	—	—	27,021
Total assets	$2,352,205	$76,332	$539,276
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,967,523	$57,905	$—
Other secured financing	—	—	38,981
Payable for unsettled trades	—	—	18,364
Interest payable	3,008	137	—
Other liabilities	—	78	2,393
Total liabilities	$1,970,531	$58,120	$59,738

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2018
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$30,444
Loans	—	—	97,464
Assets transferred or pledged to securitization vehicles	2,738,369	105,003	—
Mortgage servicing rights	—	—	557,813
Principal and interest receivable	11,451	539	—
Other assets	—	4	28,756
Total assets	$2,749,820	$105,546	$714,477
Liabilities
Debt issued by securitization vehicles (non-recourse)	$2,509,264	$71,324	$—
Other secured financing	—	—	68,385
Interest payable	4,594	238	—
Other liabilities	—	—	1,975
Total liabilities	$2,513,858	$71,562	$70,360

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs, OBX Trusts and CLO, at December 31, 2019 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
California	$1,270,650	38.7%	California	$34,578	45.9%
Texas	478,048	14.5%	Texas	10,116	13.4%
New York	353,800	10.8%	Illinois	7,055	9.4%
Other (1)	1,184,587	36.0%	Washington	3,880	5.1%
			Other (1)	19,753	26.2%
Total	$3,287,085	100.0%		$75,382	100.0%

(1)	No individual state greater than 5%.

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

There was no real estate acquired in settlement of residential mortgage loans at December 31, 2019 or December 31, 2018 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
There were no acquisitions of new real estate holdings during the year ended December 31, 2019. The Company acquired real estate holdings in connection with the acquisition of MTGE Investment Corp. (“MTGE” and such acquisition, the “MTGE Acquisition”) during the year ended December 31, 2018; refer to the “Acquisition of MTGE Investment Corp.” Note for additional information. The company sold two of its wholly owned triple net leased properties during the year ended December 31, 2019 for $25.2 million and recognized a gain on sale of $7.5 million. There were no dispositions of real estate holdings during the year ended December 31, 2018.
The weighted average amortization period for intangible assets and liabilities at December 31, 2019 is 6.0 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	December 31, 2019	December 31, 2018
Real estate, net	(dollars in thousands)
Land	$121,720	$128,742
Buildings and improvements	571,396	581,320
Furniture, fixtures and equipment	11,238	11,602
Subtotal	704,354	721,664
Less: accumulated depreciation	(87,532)	(67,026)
Total real estate held for investment, at amortized cost, net	616,822	654,638
Equity in unconsolidated joint ventures	108,816	84,835
Total real estate, net	$725,638	$739,473

Depreciation expense was $23.7 million and $18.1 million for the years ended December 31, 2019 and 2018, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income
The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2019 for consolidated investments in real estate are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2019
(dollars in thousands)
2020	$46,885
2021	46,758
2022	42,918
2023	40,211
2024	34,332
Later years	177,936
Total	$389,040

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
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of market agreed coupon (“MAC”) interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swaps, which represents fair value of these swaps, to compensate for the out of market nature of such interest rate swaps. Subsequent changes in fair value from inception of these interest rate swaps are reflected within Unrealized gains (losses) on interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral, as well as, receiving payments in accordance with the terms of the derivative contracts.
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At December 31, 2019 and 2018, $517.8 million and ($496.2) million, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The fair value of swaptions are estimated using internal pricing models and compared to the counterparty market values.
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
The table below summarizes fair value information about our derivative assets and liabilities at December 31, 2019 and 2018:

Derivatives Instruments	December 31, 2019	December 31, 2018
Assets	(dollars in thousands)
Interest rate swaps	$1,199	$48,114
Interest rate swaptions	11,580	7,216
TBA derivatives	15,181	141,688
Futures contracts	77,889	—
Purchase commitments	2,050	844
Credit derivatives (1)	5,657	2,641
	$113,556	$200,503
Liabilities
Interest rate swaps	$706,862	$420,365
TBA derivatives	11,316	—
Futures contracts	84,781	462,309
Purchase commitments	907	33
Credit derivatives (1)	—	7,043
	$803,866	$889,750

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $10.0 million and $30.0 million at December 31, 2019 and December 31, 2018, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $345.0 million and $451.0 million at December 31, 2019 and December 31, 2018, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2019 and 2018:

December 31, 2019
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$38,942,400	1.60%	1.84%	1.29
3 - 6 years	16,097,450	1.77%	1.87%	4.30
6 - 10 years	16,176,500	2.20%	2.02%	9.00
Greater than 10 years	2,930,000	3.76%	1.86%	17.88
Total / Weighted average	$74,146,350	1.84%	1.89%	4.23

December 31, 2018
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$31,900,200	1.84%	2.73%	1.21
3 - 6 years	16,603,200	2.29%	2.70%	4.30
6 - 10 years	18,060,900	2.57%	2.56%	8.62
Greater than 10 years	3,901,400	3.63%	2.59%	17.33
Total / Weighted average	$70,465,700	2.17%	2.68%	4.26

(1)
As of December 31, 2019, 75% and 25% of the Company’s interest rate swaps were linked to LIBOR and the overnight index swap rate, respectively. As of December 31, 2018, all of the Company’s interest rate swaps were linked to LIBOR.

(2)	There were no forward starting swaps at December 31, 2019 and December 31, 2018.

The following table presents swaptions outstanding at December 31, 2019 and 2018.

December 31, 2019
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,675,000	2.53%	3M LIBOR	9.22	4.66
Long receive	$2,000,000	1.49%	3M LIBOR	10.29	3.40

December 31, 2018
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,075,000	3.30%	3M LIBOR	10.08	3.06

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2019 and 2018:

December 31, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,043,000	$10,182,891	$10,192,038	$9,147
Sale contracts	(3,144,000)	(3,294,486)	(3,299,768)	(5,282)
Net TBA derivatives	$6,899,000	$6,888,405	$6,892,270	$3,865

December 31, 2018
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$13,803,000	$13,823,109	$13,964,797	141,688

The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2019 and 2018:

December 31, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(180,000)	1.96
U.S. Treasury futures - 5 year	—	(2,953,300)	4.42
U.S. Treasury futures - 10 year and greater	2,600,000	(5,806,400)	9.74
Total	$2,600,000	$(8,939,700)	8.26

December 31, 2018
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,166,000)	1.97
U.S. Treasury futures - 5 year	—	(6,359,400)	4.39
U.S. Treasury futures - 10 year and greater	—	(11,152,600)	7.10
Total	$—	$(18,678,000)	5.86

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at December 31, 2019 and 2018, respectively.

December 31, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$1,199	$(951)	$—	$248
Interest rate swaptions, at fair value	11,580	—	—	11,580
TBA derivatives, at fair value	15,181	(5,018)	—	10,163
Futures contracts, at fair value	77,889	(10,902)	—	66,987
Purchase commitments	2,050	—	—	2,050
Credit derivatives	5,657	—	—	5,657
Liabilities
Interest rate swaps, at fair value	$706,862	$(951)	$(104,205)	$601,706
TBA derivatives, at fair value	11,316	(5,018)	—	6,298
Futures contracts, at fair value	84,781	(10,902)	(73,879)	—
Purchase commitments	907	—	—	907

December 31, 2018
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$48,114	$(29,308)	$—	$18,806
Interest rate swaptions, at fair value	7,216	—	—	7,216
TBA derivatives, at fair value	141,688	—	—	141,688
Purchase commitments	844	—	—	844
Credit derivatives	2,641	(2,641)	—	—
Liabilities
Interest rate swaps, at fair value	$420,365	$(29,308)	$(11,856)	$379,201
Futures contracts, at fair value	462,309	—	(462,309)	—
Purchase commitments	33	—	—	33
Credit derivatives	7,043	(2,641)	(4,402)	—

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the years ended	(dollars in thousands)
December 31, 2019	$351,375	$(1,442,964)	$(1,210,276)
December 31, 2018	$100,553	$1,409	$424,081
December 31, 2017	$(371,108)	$(160,133)	$512,918

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$464,575	$(137,823)	$326,752
Net interest rate swaptions	(47,863)	(15,961)	(63,824)
Futures	(1,418,143)	455,417	(962,726)
Purchase commitments	—	333	333
Credit derivatives	8,077	10,618	18,695
Total			$(680,770)

Year Ended December 31, 2018
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(343,594)	$134,397	$(209,197)
Net interest rate swaptions	(98,248)	2,679	(95,569)
Futures	564,418	(668,384)	(103,966)
Purchase commitments	—	1,002	1,002
Credit derivatives	9,662	(5,945)	3,717
Total			$(404,013)

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2019 was approximately $672.2 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

11. FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments and MSRs that are accounted for at fair value. The fair value of a financial instrument and MSR is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
GAAP requires classification of financial instruments and MSRs into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure the financial instruments and MSRs fall within different levels of the hierarchy, the categorization is based on the lowest priority input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:
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
The following tables present the estimated fair values of financial instruments and MSRs measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$112,893,367	$—	$112,893,367
Credit risk transfer securities	—	531,322	—	531,322
Non-Agency mortgage-backed securities	—	1,135,868	—	1,135,868
Commercial mortgage-backed securities	—	273,023	—	273,023
Loans
Residential mortgage loans	—	1,647,787	—	1,647,787
Mortgage servicing rights	—	—	378,078	378,078
Assets transferred or pledged to securitization vehicles	—	6,066,082	—	6,066,082
Derivative assets
Interest rate swaps	—	1,199	—	1,199
Other derivatives	77,889	34,468	—	112,357
Total assets	$77,889	$122,583,116	$378,078	$123,039,083
Liabilities
Debt issued by securitization vehicles	—	5,622,801	—	5,622,801
Derivative liabilities
Interest rate swaps	—	706,862	—	706,862
Other derivatives	84,781	12,223	—	97,004
Total liabilities	$84,781	$6,341,886	$—	$6,426,667

December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$90,752,995	$—	$90,752,995
Credit risk transfer securities	—	552,097	—	552,097
Non-Agency mortgage-backed securities	—	1,161,938	—	1,161,938
Commercial mortgage-backed securities	—	156,758	—	156,758
Loans
Residential mortgage loans	—	1,359,806	—	1,359,806
Mortgage servicing rights	—	—	557,813	557,813
Assets transferred or pledged to securitization vehicles	—	3,833,200	—	3,833,200
Derivative assets
Interest rate swaps	—	48,114	—	48,114
Other derivatives	—	152,389	—	152,389
Total assets	$—	$98,017,297	$557,813	$98,575,110
Liabilities
Debt issued by securitization vehicles	$—	$3,347,062	$—	$3,347,062
Derivative liabilities
Interest rate swaps	—	420,365	—	420,365
Other derivatives	462,309	7,076	—	469,385
Total liabilities	$462,309	$3,774,503	$—	$4,236,812

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

	December 31, 2019		December 31, 2018
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average )	Unobservable Input (1)	(Weighted Average )
Discounted cash flow	Discount rate	9.0% - 12.0% (9.3%)	Discount rate	9.0% -12.0% (9.4%)
	Prepayment rate	6.3% - 26.6% (13.7%)	Prepayment rate	4.7% - 13.9% (8.0%)
	Delinquency rate	0.0% - 4.0% (2.2%)	Delinquency rate	0.0% - 5.0% (2.3%)
	Cost to service	$81 - $135 ($107)	Cost to service	$82 - $138 ($110)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2019 and 2018.

		December 31, 2019		December 31, 2018
	Level in Fair Value Hierarchy	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets		(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	3	$1,606,091	$1,619,018	$1,296,803	$1,303,487
Commercial loans held for sale, net	3	—	—	42,184	42,184
Corporate debt held for investment	2	2,144,850	2,081,327	1,887,182	1,863,524
Financial liabilities
Repurchase agreements	1,2	$101,740,728	$101,740,728	$81,115,874	$81,115,874
Other secured financing	1,2	4,455,700	4,455,700	4,183,311	4,183,805
Mortgage payable	3	485,005	515,994	511,056	507,770
(1) Includes assets of consolidated VIEs.

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. At December 31, 2019 and 2018, goodwill totaled $71.8 million.

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the year ended December 31, 2019.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2018	$29,039
Intangible assets divested	(454)
Less: amortization expense	(7,628)
Balance at December 31, 2019	$20,957

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
The Company had outstanding $101.7 billion and $81.1 billion of repurchase agreements with weighted average borrowing rates of 1.99% and 2.36%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 65 days and 77 days at December 31, 2019 and 2018, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.1 billion with remaining capacity of $796.9 million at December 31, 2019.
At December 31, 2019 and 2018, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

December 31, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	36,030,104	237,897	698,091	—	416,439	—	37,382,531	2.15%
30 to 59 days	15,079,989	—	115,805	—	104,363	—	15,300,157	2.00%
60 to 89 days	21,931,335	30,841	151,920	—	3,639	—	22,117,735	1.97%
90 to 119 days	9,992,914	—	—	—	—	—	9,992,914	1.97%
Over 119 days (1)	16,557,123	—	58,712	303,078	28,478	—	16,947,391	1.90%
Total	$99,591,465	$268,738	$1,024,528	$303,078	$552,919	$—	$101,740,728	2.03%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2018
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,661,001	284,906	353,429	—	72,840	640,465	32,012,641	3.50%
30 to 59 days	8,164,165	—	—	—	—	—	8,164,165	2.33%
60 to 89 days	18,326,399	88,630	251,441	—	23,302	—	18,689,772	2.62%
90 to 119 days	10,067,183	—	—	—	—	—	10,067,183	2.54%
Over 119 days (1)	11,263,625	—	116,434	693,939	108,115	—	12,182,113	2.92%
Total	$78,482,373	$373,536	$721,304	$693,939	$204,257	$640,465	$81,115,874	2.97%

(1)	No repurchase agreements had a remaining maturity over 1 year at December 31, 2019. Approximately 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2018.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2019 and 2018. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2019		December 31, 2018
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$100,000	$101,840,728	$650,040	$81,115,874
Amounts offset	(100,000)	(100,000)	—	—
Netted amounts	$—	$101,740,728	$650,040	$81,115,874

The fair value of collateral received in connection with reverse repurchase agreements was $0 and $650.0 million, which the Company fully repledged, as of December 31, 2019 and 2018, respectively.

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. At December 31, 2019, $1.4 billion of advances from the FHLB Des Moines matures in less than one year and $2.1 billion matures between one to three years. At December 31, 2018, $3.6 billion of advances from the FHLB Des Moines matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.16% and 2.78% at December 31, 2019 and 2018, respectively. The Company held $147.9 million of capital stock in the FHLB Des Moines at December 31, 2019 and 2018, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $112.8 billion and $357.9 million, respectively, at December 31, 2019 and $90.2 billion and $303.1 million, respectively, at December 31, 2018.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Mortgage loans payable at December 31, 2019 and 2018, were as follows:

December 31, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,566	$318,562	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,029	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	82,940	84,702	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,667	33,167	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah	7,077	7,096	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,243	13,276	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,777	7,797	3.69%	Fixed	6/1/2053	First liens
Total	$485,005	$490,631

December 31, 2018
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,275	$318,664	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,125	16,125	L+2.75%	Floating	3/14/2020	First liens
Virginia	95,827	97,667	2.75% - 4.96%	Fixed	2019 - 2053	First liens
Texas	32,189	33,735	3.28%	Fixed	1/1/2053	First liens
Utah	9,703	9,706	L+3.50%	Floating	1/31/2019	First liens
Utah	7,279	7,201	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,438	13,473	3.69%	Fixed	6/1/2053	First liens
Tennessee	12,328	12,350	4.01%	Fixed	9/6/2019	First liens
Wisconsin	7,892	7,913	3.69%	Fixed	6/1/2053	First liens
Total	$511,056	$516,834

The following table details future mortgage loan principal payments at December 31, 2019:

Mortgage Loan Principal Payments
(dollars in thousands)
2020	$12,989
2021	3,491
2022	20,034
2023	3,844
2024	3,980
Later years	446,293
Total	$490,631

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

14. CAPITAL STOCK

(A)	Common Stock
The following table provides a summary of the Company’s common shares authorized and issued and outstanding at December 31, 2019 and 2018.

	Shares authorized		Shares issued and outstanding
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	Par Value
Common stock	2,914,850,000	1,924,050,000	1,430,106,199	1,313,763,450	$0.01

During the year ended December 31, 2019, the Company closed the public offering of an original issuance of 75.0 million shares of common stock for proceeds of $730.5 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 11.3 million shares of common stock, which the underwriters exercised in full resulting in an additional $109.6 million in proceeds before deducting offering expenses.
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
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2020. During the year ended December 31, 2019, the Company repurchased 26.2 million shares of its common stock for an aggregate amount of $223.2 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	December 31, 2019	December 31, 2018
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	180,000	302,000
Amount raised from direct purchase and dividend reinvestment program	$1,795	$3,144

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the years ended December 31, 2019 and 2018, the Company issued 56.0 million shares of common stock for proceeds of $569.1 million, net of commissions and fees, and 24.0 million shares for proceeds of $251.1 million, net of commissions and fees, respectively, under the at-the-market sales program.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2019 and 2018. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Fixed-rate		(dollars in thousands)
Series C	—	7,000,000	—	7,000,000	$—	$169,466	7.625%	5/16/2017	NA	NA
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Series H	—	2,200,000	—	2,200,000	—	55,000	8.125%	5/22/2019	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	—	17,700,000	—	428,324	—	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	85,150,000	75,950,000	81,900,000	73,400,000	$1,982,026	$1,778,168

(1)     Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2019, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the year ended December 31, 2019, the Company redeemed all 7.0 million of its issued and outstanding shares of 7.625% Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”) for $175.0 million. The cash redemption amount for each share of Series C Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of July 21, 2019.
During the year ended December 31, 2019, the Company redeemed all 2.2 million of its issued and outstanding shares of 8.125% Series H Cumulative Redeemable Preferred Stock (“Series H Preferred Stock”) for $55.0 million. The cash redemption amount for each share of Series H Preferred Stock was $25.00 plus accrued and unpaid dividends to, but not including, the redemption date of May 31, 2019.
During the year ended December 31, 2019, the Company issued 17.7 million shares of its 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series I Preferred Stock”) for gross proceeds of $442.5 million before deducting the underwriting discount and other estimated offering expenses.
During the year ended December 31, 2018, the Company issued 17.0 million shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series G Preferred Stock”) for gross proceeds of $425.0 million before deducting the underwriting discount and other estimated offering expenses and 2.2 million shares of its Series H Preferred Stock in connection with the acquisition of MTGE. Refer to the “Acquisition of MTGE Investment Corp.” Note for additional information related to the Company’s Series H Preferred Stock.
During the year ended December 31, 2018, the Company redeemed 5.0 million shares of its Series C Preferred Stock for $125.0 million and all 11.5 million of its issued and outstanding shares of 7.625% Series E Cumulative Redeemable Preferred Stock for $287.5 million.
The Series D Cumulative Redeemable Preferred Stock, Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Preferred Stock and Series I Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

(C)	Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2019	December 31, 2018
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,516,323	$1,457,007
Distributions declared per common share	$1.05	$1.20
Distributions paid to common stockholders after period end	$357,527	$394,129
Distributions paid per common share after period end	$0.25	$0.30
Date of distributions paid to common stockholders after period end	January 31, 2020	January 31, 2019
Dividends declared to series C preferred stockholders	$7,414	$14,323
Dividends declared per share of series C preferred stock	$1.060	$1.906
Dividends declared to series D preferred stockholders	$34,500	$34,500
Dividends declared per share of series D preferred stock	$1.875	$1.875
Dividends declared to series E preferred stockholders	$—	$2,253
Dividends declared per share of series E preferred stock	$—	$0.196
Dividends declared to series F preferred stockholders	$50,040	$50,040
Dividends declared per share of series F preferred stock	$1.738	$1.738
Dividends declared to series G preferred stockholders	$27,624	$26,781
Dividends declared per share of series G preferred stock	$1.625	$1.575
Dividends declared to series H preferred stockholders	$1,862	$1,415
Dividends declared per share of series H preferred stock	$0.846	$0.643
Dividends declared to series I preferred stockholders	$15,135	$—
Dividends declared per share of series I preferred stock	$0.858	$—

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following presents the components of the Company’s interest income and interest expense for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended December 31,
	2019	2018	2017
Interest income	(dollars in thousands)
Residential Securities (1)	$3,195,546	$2,830,521	$2,170,041
Residential mortgage loans (1)	150,066	83,260	30,540
Commercial investment portfolio (1) (2)	378,395	356,981	273,884
U.S. Treasury securities	—	160	—
Reverse repurchase agreements	63,290	61,641	18,661
Total interest income	$3,787,297	$3,332,563	$2,493,126
Interest expense
Repurchase agreements	2,513,282	1,698,930	891,819
Debt issued by securitization vehicles	141,981	98,013	60,304
Participation sold	—	—	195
Other	129,612	100,917	56,036
Total interest expense	2,784,875	1,897,860	1,008,354
Net interest income	$1,002,422	$1,434,703	$1,484,772

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2019, 2018 and 2017.

	For the Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
	(dollars in thousands, except per share data)
Net income (loss)	$(2,163,091)	$54,148	$1,569,016
Net income (loss) attributable to noncontrolling interests	(226)	(260)	(588)
Net income (loss) attributable to Annaly	(2,162,865)	54,408	1,569,604
Dividends on preferred stock	136,576	129,312	109,635
Net income (loss) available (related) to common stockholders	$(2,299,441)	$(74,904)	$1,459,969
Weighted average shares of common stock outstanding-basic	1,434,912,682	1,209,601,809	1,065,923,652
Add: Effect of stock awards, if dilutive	—	—	427,964
Weighted average shares of common stock outstanding-diluted	1,434,912,682	1,209,601,809	1,066,351,616
Net income (loss) per share available (related) to common share
Basic	$(1.60)	$(0.06)	$1.37
Diluted	$(1.60)	$(0.06)	$1.37

No options to purchase shares of common stock were outstanding for the year ended December 31, 2019. Options to purchase 0.2 million shares and 0.8 million shares of common stock were outstanding and considered anti-dilutive as their exercise price and option expense exceeded the average stock price for the years ended December 31, 2018 and 2017, respectively.

17. INCOME TAXES

For the year ended December 31, 2019 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2019 and 2018.
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
During the years ended December 31, 2019, 2018 and 2017 the Company recorded ($10.8) million, ($2.4) million and $7.0 million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

19. RELATED PARTY TRANSACTIONS

Management Agreement
Until the closing of the Internalization (as defined in Note 24), management of the Company will continue to be conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board. The management agreement was amended and restated on August 1, 2018, and further amended on March 27, 2019 (the management agreement, as amended and restated, is referred to as “Management Agreement”). On February 12, 2020, the Company entered an internalization agreement (the “Internalization Agreement”) with the Manager pursuant to which, upon closing, the Management Agreement will be terminated. If the closing does not occur, the Management Agreement will remain in place on the terms and conditions described herein.
Under the Management Agreement, the Manager, subject to the supervision and direction of the Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions. The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate. In exchange for the management services, the Company pays the Manager a monthly management fee, and the Manager is responsible for providing personnel to manage the Company. Prior to the most recent amendment to the Management Agreement, which was executed on March 27, 2019, the Company had paid the Manager a flat monthly management fee equal to 1/12th of 1.05% of Stockholders' Equity (as defined in the Management Agreement) for its management services. Pursuant to the March 27, 2019 amendment to the Management Agreement, the Company now pays the Manager a monthly management fee for its management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. The Company does not pay the Manager any incentive fees.
For the years ended December 31, 2019, 2018 and 2017, the compensation and management fee was $170.6 million (includes $5.9 million related to compensation expense for the employees of the Company’s subsidiaries), $179.8 million (includes $5.2 million related to compensation expense for the employees of the Company’s subsidiaries), and $164.3 million (includes $7.2 million related to compensation expense for the employees of the Company’s subsidiaries), respectively.
Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. As part of an expense management initiative undertaken by the Manager, expense reimbursement payments were voluntarily waived for the three months ended September 30, 2019. Expense reimbursements and related waivers are routinely reviewed with the Audit Committee of the Board in conformance with established policies. For the years ended December 31, 2019, and 2018 reimbursement payments to the Manager were $21.4 million and $9.2 million, respectively. There were no reimbursement payments to the Manager during the years ended 2017. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.
At December 31, 2019 and 2018, the Company had amounts payable to the Manager of $15.8 million and $16.0 million, respectively.
The Management Agreement’s current term ends on December 31, 2021 and will automatically renew for successive two-year terms unless at least two-thirds of the Independent Directors or the holders of a majority of the outstanding shares of the Company’s common stock in their sole discretion elect to terminate the agreement for any or no reason upon 365 days prior written notice (such notice, a “Termination Notice”).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The Management Agreement may be amended or modified by agreement between the Company and the Manager.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of six years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the year ended December 31, 2019 was $3.2 million.
Supplemental information related to leases as of and for the year ended December 31, 2019 was as follows:

Operating Leases	Classification	December 31, 2019

Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$15,786
Liabilities
Operating lease liabilities (1)	Other liabilities	$20,439
Lease term and discount rate
Weighted average remaining lease term		5.7 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,712

(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2020	$3,799
2021	3,918
2022	3,862
2023	3,862
2024	3,862
Later years	2,895
Total lease payments	$22,198
Less imputed interest	1,759
Present value of lease liabilities	$20,439

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2019 and 2018.

21. ARCOLA REGULATORY REQUIREMENTS

Arcola is the Company’s wholly owned and consolidated broker-dealer. Arcola is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance.  At December 31, 2019, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at December 31, 2019 was $406.8 million with excess net capital of $406.5 million.

22. ACQUISITION OF MTGE INVESTMENT CORP.

On September 7, 2018, Mountain Merger Sub Corporation, a wholly-owned subsidiary of the Company, completed its acquisition of MTGE, an externally managed hybrid mortgage REIT, for aggregate consideration to MTGE common shareholders of $906.2 million, consisting of $455.9 million in equity consideration and $450.3 million in cash consideration (the “MTGE Acquisition”). The Company issued 43.6 million common stock as part of the consideration for the MTGE Acquisition. In addition, as part of the MTGE Acquisition, each share of MTGE 8.125% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (each, a “MTGE Preferred Share”), that was outstanding as of immediately prior to the completion of the MTGE Acquisition was converted into one share of a newly-designated series of the Company’s preferred stock, par value $0.01 per share, which the Company classified and designated as Series H Preferred Stock, and which have rights, preferences, privileges and voting powers substantially the same as a MTGE Preferred Share.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

23. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following is a presentation of summarized quarterly results of operations for the years ended December 31, 2019 and 2018. These quarterly results were prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal, recurring nature.

	For the Quarters Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(dollars in thousands, expect per share data)
Interest income	$1,074,214	$919,299	$927,598	$866,186
Interest expense	620,058	766,905	750,217	647,695
Net interest income	454,156	152,394	177,381	218,491
Total realized and unrealized gains (losses)	785,687	(875,406)	(1,909,482)	(1,011,926)
Total other income (loss)	42,656	35,074	28,181	30,502
Less: Total general and administrative expenses	73,351	66,138	78,408	83,737
Income (loss) before income taxes	1,209,148	(754,076)	(1,782,328)	(846,670)
Less: Income taxes	(594)	(6,907)	(5,915)	2,581
Net income (loss)	1,209,742	(747,169)	(1,776,413)	(849,251)
Less: Net income attributable to noncontrolling interests	68	(110)	(83)	(101)
Less: Dividends on preferred stock (1)	35,509	36,151	32,422	32,494
Net income (loss) available (related) to common stockholders	$1,174,165	$(783,210)	$(1,808,752)	$(881,644)
Net income (loss) available (related) per share to common stockholders
Basic	$0.82	$(0.54)	$(1.24)	$(0.63)
Diluted	$0.82	$(0.54)	$(1.24)	$(0.63)

	For the Quarters Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(dollars in thousands, expect per share data)
Interest income	$859,674	$816,596	$776,806	$879,487
Interest expense	586,774	500,973	442,692	367,421
Net interest income	272,900	315,623	334,114	512,066
Total realized and unrealized gains (losses)	(2,502,035)	199,716	294,646	844,689
Total other income (loss)	52,377	(10,643)	34,170	34,023
Less: Total general and administrative expenses	77,073	126,509	63,781	62,510
Income (loss) before income taxes	(2,253,831)	378,187	599,149	1,328,268
Less: Income taxes	1,041	(7,242)	3,262	564
Net income (loss)	(2,254,872)	385,429	595,887	1,327,704
Less: Net income attributable to noncontrolling interests	17	(149)	(32)	(96)
Less: Dividends on preferred stock	32,494	31,675	31,377	33,766
Net income (loss) available (related) to common stockholders	$(2,287,383)	$353,903	$564,542	$1,294,034
Net income (loss) available (related) per share to common stockholders
Basic	$(1.74)	$0.29	$0.49	$1.12
Diluted	$(1.74)	$0.29	$0.49	$1.12

(1)
The quarter ended September 30, 2019 excludes, and the quarter ended June 30, 2019 includes, cumulative and undeclared dividends of $0.3 million on the Company's Series I Preferred Stock as of June 30, 2019.

24. SUBSEQUENT EVENTS

In January 2020, the Company completed and closed its securitization of residential mortgage loans, OBX 2020-INV1 Trust, with a face value of $374.6 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
On February 12, 2020, the Company entered into an Internalization Agreement with the Manager and certain affiliates of the Manager. Pursuant to the Internalization Agreement, the Company agreed to acquire all of the outstanding equity interests of the Manager and the Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

cash consideration ($1.00). As a result of the Internalization, the Manager will cease to perform any outside management services for the Company and the Company will become an internally-managed REIT.
While Glenn A. Votek, the Company’s interim Chief Executive Officer and President, intends to transition to a temporary advisory role with the Company and to continue serving as an active member of the Board following the appointment of a permanent chief executive officer and president, the Company’s other executive officers have entered into employment agreements that will become effective upon the closing of the Internalization. In addition, the Management Agreement will be terminated at the closing of the Internalization, and the Manager has agreed to waive any Acceleration Fee (as defined in the Management Agreement) solely as related to the closing of the Internalization. If the closing does not occur, the Management Agreement will revert to the form it was in immediately prior to the execution of the Internalization Agreement in all respects, including with respect to the Acceleration Fee. The Company anticipates that the closing will occur in the second quarter of 2020.

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation
(dollars in thousands)

December 31, 2019
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amounts Carried at Close of Period 12/31/19
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted-Average Depreciable Life (in years)
Retail - Carrollton, TX	1	$12,875	$3,961	$14,672	$9	$3,970	$14,672	$18,642	$(3,007)	1996	11/25/2015	38
Retail - Plano, TX	1	11,817	4,616	12,691	207	4,616	12,898	17,514	(2,967)	1994	11/25/2015	38
Retail - Grapevine, TX	1	12,692	4,713	13,888	—	4,713	13,888	18,601	(2,644)	1998	11/25/2015	38
Retail - Flower Mound, TX	1	13,085	4,963	14,477	51	4,963	14,528	19,491	(2,928)	1999	11/25/2015	38
Retail - Grapevine, TX	1	9,797	3,932	9,972	17	3,932	9,989	13,921	(2,151)	1994	11/25/2015	38
Retail - Flower Mound, TX	1	7,492	2,696	7,351	187	2,696	7,538	10,234	(2,205)	1992	11/25/2015	38
Retail - Flower Mound, TX	1	8,929	3,571	8,280	219	3,571	8,499	12,070	(1,552)	1996	11/25/2015	38
Retail - Plano, TX	1	4,638	1,459	4,533	32	1,459	4,565	6,024	(1,943)	1995	11/25/2015	38
Retail - Largo, FL	1	12,750	4,973	12,812	309	4,973	13,121	18,094	(2,746)	1988	8/14/2015	27
Retail - Grass Valley, CA	1	25,900	9,872	28,680	483	9,872	29,163	39,035	(7,039)	1988	10/27/2015	25
Multifamily - Washington, DC	1	57,500	31,999	42,623	757	31,999	43,380	75,379	(6,871)	1978, 2008	10/20/2015	28
Retail - Penfield, NY	1	23,558	4,121	22,413	1,480	4,122	23,892	28,014	(7,077)	1957	11/10/2014	24
Retail - Orchard Park, NY	1	12,888	4,204	20,617	139	4,189	20,771	24,960	(4,813)	1997, 2000	11/10/2014	32
Retail - Cheektowaga, NY	1	9,447	1,961	12,259	238	1,939	12,519	14,458	(2,879)	1978	11/10/2014	25
Retail - Amherst, NY	1	8,270	2,131	9,740	342	2,132	10,081	12,213	(2,539)	1986	11/10/2014	28
Retail - Ontario, NY	1	5,406	575	6,813	27	574	6,841	7,415	(1,980)	1998	11/10/2014	31
Retail - Irondequoit, NY	1	15,000	2,438	14,684	607	2,438	15,291	17,729	(4,256)	1972	11/10/2014	27
Retail - LeRoy, NY	1	3,492	374	4,922	405	343	5,358	5,701	(1,571)	1997	11/10/2014	29
Retail - Jamestown, NY	1	7,356	820	4,915	—	820	4,915	5,735	(1,689)	1997	11/10/2014	29
Retail - Warsaw, NY	1	3,415	407	4,117	7	407	4,124	4,531	(1,122)	1998	11/10/2014	31
Retail - Chillicothe, OH	1	7,888	1,262	10,819	57	1,262	10,876	12,138	(2,534)	1981, 1998	11/10/2014	26
Retail - Loganville, GA	1	7,230	3,217	8,386	511	3,217	8,897	12,114	(2,152)	1996	11/10/2014	28
Retail - Chillicothe, OH	1	7,700	2,282	9,566	209	2,282	9,775	12,057	(2,084)	1995	7/22/2015	25
Retail - Knoxville, TN	1	—	3,503	13,309	399	3,503	13,708	17,211	(2,538)	2002	4/9/2014	34
Healthcare - Abingdon, VA	1	13,151	370	15,061	—	370	15,061	15,431	(647)	2012	9/7/2018	44
Healthcare - Abingdon, VA	1	7,511	160	11,894	—	160	11,894	12,054	(627)	2004	9/7/2018	36
Healthcare - Fredericksburg, VA	1	14,657	3,110	18,830	—	3,110	18,830	21,940	(970)	1986	9/7/2018	18
Healthcare - Gainesville, VA	1	13,080	1,470	13,894	—	1,470	13,894	15,364	(676)	2006	9/7/2018	38
Healthcare - Pennington Gap, VA	1	5,731	190	11,549	—	190	11,549	11,739	(637)	2001	9/7/2018	33
Healthcare - Manassas, VA	1	13,154	2,040	14,041	—	2,040	14,041	16,081	(681)	2006	9/7/2018	38
Healthcare - Radford, VA	1	6,690	370	12,623	—	370	12,623	12,993	(634)	2002	9/7/2018	34
Healthcare - Hopewell, VA	1	8,536	560	12,181	—	560	12,181	12,741	(632)	2005	9/7/2018	37
Healthcare - Clifton Forge, VA	1	2,192	710	5,368	—	710	5,368	6,078	(481)	1986	9/7/2018	18
Healthcare - Allen, TX	1	9,000	800	10,858	—	800	10,858	11,658	(830)	2000	9/7/2018	22
Healthcare - Frisco, TX	1	6,672	1,000	7,420	—	1,000	7,420	8,420	(473)	1999	9/7/2018	31
Healthcare - Garland, TX	1	9,155	740	10,705	—	740	10,705	11,445	(572)	2004	9/7/2018	36
Healthcare - Denison, TX	1	4,306	650	6,527	—	650	6,527	7,177	(616)	1992	9/7/2018	19
Healthcare - Lewisville, TX	1	4,034	870	7,020	—	870	7,020	7,890	(507)	2004	9/7/2018	26
Healthcare - Kaukauna, WI	1	7,797	240	8,904	—	240	8,904	9,144	(455)	2009, 2013	9/7/2018	34
Healthcare - Mankato, MN	1	7,487	660	9,040	—	660	9,040	9,700	(633)	2004	9/7/2018	21
Healthcare - Mankato, MN	1	5,789	410	6,618	—	410	6,618	7,028	(330)	2014	9/7/2018	31
Healthcare - St. George, UT	1	9,706	1,050	13,422	—	1,050	13,422	14,472	(588)	2014	9/7/2018	36
Healthcare - St. George, UT	1	7,096	690	7,670	—	690	7,670	8,360	(380)	2011	9/7/2018	33
Healthcare - Covington, LA	1	16,548	410	19,216	261	410	19,477	19,887	(986)	2009	9/7/2018	31
Healthcare - Blue Ridge, GA	1	12,889	630	15,576	3,117	630	18,693	19,323	(784)	2016	9/7/2018	38
Healthcare - Mission, KS	1	16,325	600	21,501	47	598	21,550	22,148	(1,106)	2015	9/7/2018	32
	46	$490,631	$121,780	$572,457	$10,117	$121,720	$582,634	$704,354	$(87,532)

(1)	The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2019 was $735.1 million (unaudited).

The following table presents our real estate activity during the periods presented:

	2019	2018	2017
Real Estate	(dollars in thousands)
Beginning balance	$721,664	$441,971	$448,620
Acquisitions and improvements	5,811	279,693	1,231
Property sold	(23,121)	—	(7,880)
Ending balance	$704,354	$721,664	$441,971
Accumulated Depreciation
Beginning balance	$67,026	$48,920	$34,221
Property sold	(3,166)	—	(1,052)
Depreciation	23,672	18,106	15,751
Ending balance	$87,532	$67,026	$48,920

SCHEDULE IV

December 31, 2019
Schedule IV - Mortgage Loans on Commercial Real Estate
Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	LIBOR Floor	Payment Terms	Maturity Date (3)
Mezzanine debt investments	(dollars in thousands)
Retail	MA	$62,053	$10,000	$10,000	10.14%	N/A	Interest Only	9/6/2023
Office	LA	60,989	8,700	8,700	10.75%	N/A	Interest Only	10/1/2023
Mixed Use	OH	126,577	36,603	30,900	9.50%	N/A	Interest Only	12/1/2023
Office	TX	50,420	7,000	—	10.10%	N/A	Interest Only	12/1/2024
Office	CA	104,682	23,013	23,013	LIBOR+5.79%	N/A	Interest Only	1/2/2021
Office	CA	104,682	10,281	10,281	LIBOR+6.54%	N/A	Interest Only	1/2/2021
Hotel	LA	95,588	14,706	14,706	LIBOR+9.50%	N/A	Interest Only	9/9/2020
Retail	CO	—	470	470	LIBOR+5.00%	0.50%	Interest Only	10/8/2020
Office	FL	—	18,363	18,301	LIBOR+3.30%	0.50%	Interest Only	5/9/2021
Retail	DC	—	17,100	17,100	LIBOR+7.73%	0.50%	Interest Only	1/9/2020
Office	TX	—	19,136	18,992	LIBOR+3.75%	1.25%	Interest Only	8/9/2022
Office	TX	—	15,000	14,892	LIBOR+3.45%	2.25%	Interest Only	3/5/2022
Retail	NC	—	2,692	2,668	LIBOR+3.40%	2.25%	Interest Only	3/9/2022
First mortgages
Office	NJ	$—	$64,390	$64,390	LIBOR+4.50%	0.25%	Interest Only	2/7/2020
Office	VA	—	33,498	33,284	LIBOR+4.00%	1.25%	Interest Only	4/9/2021
Office	VA	—	43,100	42,873	LIBOR+2.80%	1.90%	Interest Only	8/9/2021
Industrial	TN	—	21,250	21,132	LIBOR+3.00%	2.00%	Interest Only	9/1/2021
Office	CO	—	1,868	1,901	LIBOR+3.60%	1.00%	Interest Only	8/9/2020
Retail	TN	—	85	89	LIBOR+4.50%	1.20%	Interest Only	11/6/2020
Office	CA	—	417	422	LIBOR+3.25%	1.00%	Interest Only	5/9/2022
Office	TX	—	65,081	64,673	LIBOR+3.75%	1.25%	Interest Only	8/9/2022
Hotel	TX	—	1,288	1,305	LIBOR+3.75%	2.00%	Interest Only	10/9/2020
Office	CA	—	2,320	2,320	LIBOR+3.50%	2.00%	Interest Only	11/9/2020
Multifamily	TX	—	70	70	LIBOR+2.90%	2.25%	Interest Only	2/1/2022
Retail	TX	—	12,000	11,913	LIBOR+3.45%	2.25%	Interest Only	3/5/2022
Retail	NC	—	9,390	9,319	LIBOR+3.40%	2.25%	Interest Only	3/9/2022
Multifamily	CA	—	350	350	LIBOR+3.00%	2.40%	Interest Only	5/5/2022
Office	MD	—	16,100	15,805	LIBOR+4.60%	2.30%	Interest Only	9/1/2022
Retail	CA	—	65,366	64,775	LIBOR+3.40%	2.06%	Interest Only	3/5/2022
Healthcare	WA	—	19,044	18,874	LIBOR+3.40%	1.75%	Interest Only	10/1/2021
Retail	DE	—	31,469	31,180	LIBOR+2.90%	1.75%	Interest Only	11/8/2021
Industrial	AZ	—	14,300	14,041	LIBOR+3.50%	1.60%	Interest Only	12/9/2022
Industrial	NC	—	47,813	47,268	LIBOR+2.85%	1.85%	Interest Only	12/9/2022
Multifamily	NY	—	54,300	53,706	LIBOR+3.25%	1.75%	Interest Only	1/9/2023
			$686,563	$669,713

(1)	Represents third-party priority liens.

(2)	LIBOR represents the one month London Interbank Offer Rate.

(3)	Assumes all extension options are exercised.

     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 13, 2020	By: /s/ Glenn A. Votek
Glenn A. Votek
Interim Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Glenn A. Votek Glenn A. Votek	Interim Chief Executive Officer, President and Director (Principal Executive Officer)	February 13, 2020
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2020
/s/ Francine J. Bovich Francine J. Bovich	Director	February 13, 2020
/s/ Wellington J. Denahan Wellington J. Denahan	Director, Vice Chair of the Board	February 13, 2020
/s/ Katherine Beirne Fallon Katherine Beirne Fallon	Director	February 13, 2020
/s/ Jonathan D. Green Jonathan D. Green	Director, Vice Chair of the Board	February 13, 2020
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director, Chair of the Board	February 13, 2020
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 13, 2020
/ s/ Michael E. Haylon Michael E. Haylon	Director	February 13, 2020
/s/ John H. Schaefer John H. Schaefer	Director	February 13, 2020
/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 13, 2020
/s/ Vicki Williams Vicki Williams	Director	February 13, 2020

II-1