Form 10-Q
period 2020-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2020-05-08
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2020
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

The number of shares of the registrant’s Common Stock outstanding on April 24, 2020 was 1,430,424,398.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2020 (Unaudited) and December 31, 2019 (Derived from the audited consolidated financial statements at December 31, 2019)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2020 and 2019	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2020 and 2019	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	22
Note 8. Variable Interest Entities	22
Note 9. Real Estate	27
Note 10. Derivative Instruments	28
Note 11. Fair Value Measurements	34
Note 12. Goodwill and Intangible Assets	36
Note 13. Secured Financing	37
Note 14. Capital Stock	40
Note 15. Interest Income and Interest Expense	41
Note 16. Net Income (Loss) per Common Share	42
Note 17. Income Taxes	43
Note 18. Risk Management	43
Note 19. Related Party Transactions	44
Note 20. Lease Commitments and Contingencies	45
Note 21. Arcola Regulatory Requirements	47
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Special Note Regarding Forward-Looking Statements	48
Overview	50
Business Environment and Coronavirus Disease 2019 (“COVID-19”)	50
Results of Operations	54
Financial Condition	61
Capital Management	64
Risk Management	66
Critical Accounting Policies and Estimates	75
Glossary of Terms	77
Item 3. Quantitative and Qualitative Disclosures about Market Risk	85
Item 4. Controls and Procedures	85
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	86
Item 1A. Risk Factors	86
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 6. Exhibits	87
SIGNATURES	89

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2020	2019 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $989,509 and $1,648,545, respectively) (2)	$2,823,521	$1,850,729
Securities (includes pledged assets of $75,801,662 and $108,809,569, respectively) (3)	79,357,596	114,833,580
Loans, net (includes pledged assets of $3,285,295 and $3,240,583, respectively) (4)	4,068,189	4,462,350
Mortgage servicing rights (includes pledged assets of $3,110 and $3,336, respectively)	280,558	378,078
Assets transferred or pledged to securitization vehicles	7,671,662	7,002,460
Real estate, net	751,738	725,638
Derivative assets	238,776	113,556
Receivable for unsettled trades	1,006,853	4,792
Principal and interest receivable	335,170	449,906
Goodwill and intangible assets, net	98,293	92,772
Other assets	284,918	381,220
Total assets	$96,917,274	$130,295,081
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$72,580,183	$101,740,728
Other secured financing	1,805,428	4,455,700
Debt issued by securitization vehicles	6,364,949	5,622,801
Mortgages payable	484,762	485,005
Derivative liabilities	1,331,188	803,866
Payable for unsettled trades	923,552	463,387
Interest payable	261,304	476,335
Dividends payable	357,606	357,527
Other liabilities	100,772	93,388
Total liabilities	84,209,744	114,498,737
Stockholders’ equity
Preferred stock, par value $0.01 per share, 85,150,000 authorized, 81,900,000 issued and outstanding	1,982,026	1,982,026
Common stock, par value $0.01 per share, 2,914,850,000 authorized, 1,430,424,398 and 1,430,106,199 issued and outstanding, respectively	14,304	14,301
Additional paid-in capital	19,968,372	19,966,923
Accumulated other comprehensive income (loss)	3,121,371	2,138,191
Accumulated deficit	(12,382,648)	(8,309,424)
Total stockholders’ equity	12,703,425	15,792,017
Noncontrolling interests	4,105	4,327
Total equity	12,707,530	15,796,344
Total liabilities and equity	$96,917,274	$130,295,081

(1)	Derived from the audited consolidated financial statements at December 31, 2019.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $74.1 million and $67.5 million at March 31, 2020 and December 31, 2019, respectively.

(3)
Excludes $127.7 million and $102.5 million at March 31, 2020 and December 31, 2019, respectively, of Agency mortgage-backed securities, $412.0 million and $468.0 million at March 31, 2020 and December 31, 2019, respectively, of non-Agency mortgage-backed securities and $367.6 million and $500.3 million at March 31, 2020 and December 31, 2019, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)	Includes $57.8 million and $66.7 million of residential mortgage loans held for sale at March 31, 2020 and December 31, 2019, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2020	2019
Net interest income
Interest income	$555,026	$866,186
Interest expense	503,473	647,695
Net interest income	51,553	218,491
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(13,980)	134,035
Realized gains (losses) on termination or maturity of interest rate swaps	(397,561)	(588,256)
Unrealized gains (losses) on interest rate swaps	(2,827,723)	(390,556)
Subtotal	(3,239,264)	(844,777)
Net gains (losses) on disposal of investments and other	206,583	(93,916)
Net gains (losses) on other derivatives	206,426	(115,159)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(730,160)	47,629
Loan loss provision	(99,326)	(5,703)
Subtotal	(416,477)	(167,149)
Total realized and unrealized gains (losses)	(3,655,741)	(1,011,926)
Other income (loss)	14,926	30,502
General and administrative expenses
Compensation and management fee	40,825	44,833
Other general and administrative expenses	36,804	38,904
Total general and administrative expenses	77,629	83,737
Income (loss) before income taxes	(3,666,891)	(846,670)
Income taxes	(26,702)	2,581
Net income (loss)	(3,640,189)	(849,251)
Net income (loss) attributable to noncontrolling interests	66	(101)
Net income (loss) attributable to Annaly	(3,640,255)	(849,150)
Dividends on preferred stock	35,509	32,494
Net income (loss) available (related) to common stockholders	$(3,675,764)	$(881,644)
Net income (loss) per share available (related) to common stockholders
Basic	$(2.57)	$(0.63)
Diluted	$(2.57)	$(0.63)
Weighted average number of common shares outstanding
Basic	1,430,994,319	1,398,614,205
Diluted	1,430,994,319	1,398,614,205
Other comprehensive income (loss)
Net income (loss)	$(3,640,189)	$(849,251)
Unrealized gains (losses) on available-for-sale securities	1,374,796	1,599,398
Reclassification adjustment for net (gains) losses included in net income (loss)	(391,616)	61,091
Other comprehensive income (loss)	983,180	1,660,489
Comprehensive income (loss)	(2,657,009)	811,238
Comprehensive income (loss) attributable to noncontrolling interests	66	(101)
Comprehensive income (loss) attributable to Annaly	(2,657,075)	811,339
Dividends on preferred stock	35,509	32,494
Comprehensive income (loss) attributable to common stockholders	$(2,692,584)	$778,845

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2020	2019
Preferred stock
Beginning of period	$1,982,026	$1,778,168
End of period	$1,982,026	$1,778,168
Common stock
Beginning of period	$14,301	$13,138
Stock-based award activity	3	—
Issuance	—	1,342
Direct purchase and dividend reinvestment	—	1
End of period	$14,304	$14,481
Additional paid-in capital
Beginning of period	$19,966,923	$18,794,331
Stock-based award activity	1,449	178
Issuance	—	1,317,475
Direct purchase and dividend reinvestment	—	891
End of period	$19,968,372	$20,112,875
Accumulated other comprehensive income (loss)
Beginning of period	$2,138,191	$(1,979,865)
Unrealized gains (losses) on available-for-sale securities	1,374,796	1,599,398
Reclassification adjustment for net gains (losses) included in net income (loss)	(391,616)	61,091
End of period	$3,121,371	$(319,376)
Accumulated deficit
Beginning of period - unadjusted	$(8,309,424)	$(4,493,660)
Cumulative effect of change in accounting principle for credit losses	(39,641)	—
Beginning of period - adjusted	(8,349,065)	(4,493,660)
Net income (loss) attributable to Annaly	(3,640,255)	(849,150)
Dividends declared on preferred stock (1)	(35,509)	(32,494)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(357,819)	(434,627)
End of period	$(12,382,648)	$(5,809,931)
Total stockholder’s equity	$12,703,425	$15,776,217
Noncontrolling interests
Beginning of period	$4,327	$5,689
Net income (loss) attributable to noncontrolling interests	66	(101)
Equity contributions from (distributions to) noncontrolling interests	(288)	(361)
End of period	$4,105	$5,227
Total equity	$12,707,530	$15,781,444

(1) See Note titled “Capital Stock” for dividends per share for each class of shares.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(3,640,189)	$(849,251)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	618,800	246,150
Amortization of securitized debt premiums and discounts and deferred financing costs	(2,881)	(3,627)
Depreciation, amortization and other noncash expenses	7,684	7,072
Net (gains) losses on disposal of investments and other	(206,583)	93,916
Net (gains) losses on investments and derivatives	3,749,018	458,086
Income from unconsolidated joint ventures	(370)	1,960
Loan loss provision	99,326	5,703
Payments on purchases of loans held for sale	(54,820)	(49,070)
Proceeds from sales and repayments of loans held for sale	61,664	44,817
Net receipts (payments) on derivatives	(2,680,933)	(633,221)
Net change in
Other assets	105,636	(107,040)
Interest receivable	115,341	(29,491)
Interest payable	(215,030)	(146,537)
Other liabilities	20,075	18,436
Net cash provided by (used in) operating activities	(2,023,262)	(942,097)
Cash flows from investing activities
Payments on purchases of securities	(11,526,904)	(18,472,733)
Proceeds from sales of securities	41,132,114	7,863,347
Principal payments on securities	4,900,580	2,386,243
Payments on purchases and origination of loans	(1,148,574)	(664,002)
Proceeds from sales of loans	271,007	179,112
Principal payments on loans	471,384	676,499
Investments in real estate	(1,159)	(5,950)
Proceeds from sales of real estate	—	6,661
Proceeds from reverse repurchase agreements	27,150,000	28,107,306
Payments on reverse repurchase agreements	(27,150,000)	(27,980,715)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,017	241
Net cash provided by (used in) investing activities	34,104,465	(7,903,991)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,126,771,986	1,411,469,975
Payments on repurchase agreements and other secured financing	(1,158,603,746)	(1,404,070,367)
Proceeds from issuances of securitized debt	1,394,065	905,265
Principal payments on securitized debt	(276,551)	(561,955)
Payment of deferred financing cost	—	(1,781)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	—	1,319,709
Principal payments on mortgages payable	(811)	(722)
Net contributions (distributions) from (to) noncontrolling interests	(288)	(361)
Dividends paid	(393,066)	(426,819)
Net cash provided by (used in) financing activities	(31,108,411)	8,632,944
Net (decrease) increase in cash and cash equivalents	$972,792	$(213,144)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,850,729	1,539,746
Cash and cash equivalents including cash pledged as collateral, end of period	$2,823,521	$1,326,602
Supplemental disclosure of cash flow information
Interest received	$1,260,159	$1,079,294
Dividends received	$2,116	$2,116
Interest paid (excluding interest paid on interest rate swaps)	$575,973	$633,805
Net interest paid on interest rate swaps	$171,965	$34,663
Taxes received (paid)	$52	$(30)
Noncash investing activities
Receivable for unsettled trades	$1,006,853	$1,574,251
Payable for unsettled trades	$923,552	$4,763,376
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$983,180	$1,660,489
Noncash financing activities
Dividends declared, not yet paid	$357,606	$434,431

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company is a leading diversified capital manager that invests in and finances residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”), commercial real estate assets and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders and optimize its returns through prudent management of its diversified investment strategies. Until the closing of the Internalization (as defined in Note 19), the Company will continue to be externally managed by Annaly Management Company LLC (the “Manager”).
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
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”). The consolidated financial information as of December 31, 2019 has been derived from audited consolidated financial statements included in the Company’s 2019 Form 10-K.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.0 billion and $1.6 billion at March 31, 2020 and December 31, 2019, respectively.
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
Stock-Based Compensation – The Company measures compensation expense for stock-based awards at fair value, which is generally based on the grant-date fair value of the Company’s common stock. Compensation expense is recognized ratably over the vesting or requisite service period of the award. Compensation expense for awards with performance conditions is recognized based on the probable outcome of the performance condition at each reporting date. Stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. Forfeitures are recorded when they occur. The Company generally issues new shares of common stock upon delivery of stock-based awards.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Interest Income - The Company recognizes interest income primarily on Residential securities, residential mortgage loans, commercial investments and reverse repurchase agreements. Interest accrued but not paid is recognized as Interest receivable on the Consolidated Statements of Financial Condition. Interest income is presented as a separate line item on the Consolidated Statements of Comprehensive Income. Refer to the “Interest Income and Interest Expense” note for further discussion.
For its securities, the Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the financial instruments and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than interest-only securities, multifamily and reverse mortgages), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
If collection of a loan’s principal or interest is in doubt or the loan is 90 days or more past due, interest income is not accrued. For nonaccrual status loans carried at fair value or held for sale, interest is not accrued but is recognized on a cash basis. For nonaccrual status loans carried at amortized cost, if collection of principal is not in doubt but collection of interest is in doubt, interest income is recognized on a cash basis. If collection of principal is in doubt, any interest received is applied against principal until collectability of the remaining balance is no longer in doubt; at that point, any interest income is recognized on a cash basis. Generally, a loan is returned to accrual status when the borrower has resumed paying the full amount of the scheduled contractual obligation, if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period of time and there is a sustained period of repayment performance by the borrower. See the Note “Interest Income and Interest Expense” for further discussion on interest.
If interest receivable is deemed to be uncollectible or not collected within 90 days of its contractual due date for commercial loans or 120 days for corporate debt carried at amortized cost, it is written off through a reversal of interest income. Any interest written off that is recovered is recognized as interest income.
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
Standards that were adopted
ASU 2016-13 Financial instruments - Credit losses (Topic 326): Measurement of credit losses on financial instruments (“ASU 2016-13”)
This ASU updates the existing incurred loss model to a current expected credit loss (“CECL”) model for financial assets and net investments in leases that are not accounted for at fair value through earnings. The amendments affect cash and cash equivalents, reverse repurchase agreements, certain loans, held-to-maturity debt securities, trade receivables, net investments in leases, off-balance sheet credit exposures and any other financial assets not excluded from the scope.  There are also limited amendments to the impairment model for available-for-sale debt securities.

January 1, 2020
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets and off-balance-sheet credit exposures in scope. The modified retrospective approach requires an adjustment to beginning retained earnings for the cumulative effect of adopting the standard. Results for reporting periods beginning after January 1, 2020 are presented in accordance with ASU 2016-13, while prior periods continue to be reported in accordance with previously applicable GAAP. As a result of the adoption, the Company recorded an increase to the loan loss allowance of $37.4 million and a liability of $2.2 million for unfunded loan commitments, which reduced beginning retained earnings by $39.6 million as of January 1, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2020 and December 31, 2019.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2020	December 31, 2019
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$77,869,157	$112,124,958
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	587,689	768,409
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	222,871	531,322
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	585,954	1,135,868
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	50,745	64,655
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	41,180	208,368
Total securities			79,357,596	114,833,580
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,268,083	1,647,787
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	649,843	669,713
Loans, net	Corporate debt held for investment, net	Amortized cost	2,150,263	2,144,850
Total loans, net			4,068,189	4,462,350
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	1,803,608	1,122,588
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,027,188	2,598,374
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,927,575	2,345,120
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	913,291	936,378
Total assets transferred or pledged to securitization vehicles			7,671,662	7,002,460
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	72,580,183	101,740,728
Other secured financing	Loans	Amortized cost	1,805,428	4,455,700
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	6,364,949	5,622,801
Mortgages payable	Loans	Amortized cost	484,762	485,005
(1)     Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
(2)     Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3)     Includes interest-only securities and reverse mortgages.
(4)     Includes conduit and credit CMBS.

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Transactions for securities are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). There was no impairment recognized for the three months ended March 31, 2020 and 2019.
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
Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with any credit loss recognized through an allowance for credit losses and any other unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates its Commercial Securities for impairment at least quarterly. The Company elected the fair value option for all other Commercial Securities, including conduit and credit commercial mortgage-backed securities, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings.
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the three months ended March 31, 2020:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$114,560,557	$273,023	$114,833,580
Purchases	11,925,383	—	11,925,383
Sales and transfers (1)	(42,179,748)	(153,709)	(42,333,457)
Principal paydowns	(4,885,921)	(4,933)	(4,890,854)
(Amortization) / accretion	(616,974)	127	(616,847)
Fair value adjustment	462,374	(22,583)	439,791
Ending balance March 31, 2020	$79,265,671	$91,925	$79,357,596

(1) Includes transfers to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$69,788,774	$3,167,897	$(27,245)	$72,929,426	$2,798,718	$(234)	$75,727,910
Adjustable-rate pass-through	609,737	9,043	(2,404)	616,376	16,817	(1,757)	631,436
CMO	153,405	2,436	—	155,841	4,749	—	160,590
Interest-only	3,593,033	684,208	—	684,208	3,170	(157,742)	529,636
Multifamily	1,266,927	17,490	(1,133)	1,283,284	67,345	(1,408)	1,349,221
Reverse mortgages	53,739	4,828	—	58,567	18	(532)	58,053
Total agency securities	$75,465,615	$3,885,902	$(30,782)	$75,727,702	$2,890,817	$(161,673)	$78,456,846
Residential credit
CRT (1)	$470,229	$10,811	$(1,325)	$464,790	$—	$(241,919)	$222,871
Alt-A	108,312	52	(20,861)	87,503	723	(11,966)	76,260
Prime	230,056	4,451	(15,780)	218,727	3,008	(13,099)	208,636
Prime interest-only	332,185	3,387	—	3,387	—	(1,114)	2,273
Subprime	160,887	100	(25,138)	135,849	1,125	(7,931)	129,043
NPL/RPL	132,603	321	(352)	132,572	—	(26,489)	106,083
Prime jumbo (>=2010 vintage)	65,787	—	(4,200)	61,587	532	(3,454)	58,665
Prime jumbo (>=2010 vintage) Interest-only	512,838	8,563	—	8,563	—	(3,569)	4,994
Total residential credit securities	$2,012,897	$27,685	$(67,656)	$1,112,978	$5,388	$(309,541)	$808,825
Total Residential Securities	$77,478,512	$3,913,587	$(98,438)	$76,840,680	$2,896,205	$(471,214)	$79,265,671
Commercial
Commercial Securities	$114,552	$280	$(7,902)	$106,930	$—	$(15,005)	$91,925
Total securities	$77,593,064	$3,913,867	$(106,340)	$76,947,610	$2,896,205	$(486,219)	$79,357,596

	December 31, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$102,448,565	$4,345,053	$(46,614)	$106,747,004	$2,071,583	$(95,173)	$108,723,414
Adjustable-rate pass-through	1,474,818	72,245	(1,400)	1,545,663	10,184	(31,516)	1,524,331
CMO	156,937	2,534	—	159,471	545	—	160,016
Interest-only	4,486,845	862,905	—	862,905	2,787	(157,130)	708,562
Multifamily	1,619,900	19,981	(2,280)	1,637,601	82,292	(2,696)	1,717,197
Reverse mortgages	54,553	5,053	—	59,606	550	(309)	59,847
Total agency investments	$110,241,618	$5,307,771	$(50,294)	$111,012,250	$2,167,941	$(286,824)	$112,893,367
Residential credit
CRT (1)	$517,110	$15,850	$(2,085)	$515,950	$16,605	$(1,233)	$531,322
Alt-A	160,957	250	(22,306)	138,901	12,482	—	151,383
Prime	277,076	3,362	(17,794)	262,644	14,142	(529)	276,257
Prime interest-only	391,234	3,757	—	3,757	—	(590)	3,167
Subprime	370,263	1,356	(59,727)	311,892	37,205	(118)	348,979
NPL/RPL	164,180	351	(440)	164,091	191	(14)	164,268
Prime jumbo (>=2010 vintage)	182,709	1,026	(4,281)	179,454	5,360	(150)	184,664
Prime jumbo (>=2010 vintage) Interest-only	554,189	9,001	—	9,001	—	(1,851)	7,150
Total residential credit securities	$2,617,718	$34,953	$(106,633)	$1,585,690	$85,985	$(4,485)	$1,667,190
Total Residential Securities	$112,859,336	$5,342,724	$(156,927)	$112,597,940	$2,253,926	$(291,309)	$114,560,557
Commercial
Commercial Securities	$263,965	$10,873	$(9,393)	$265,445	$7,710	$(132)	$273,023
Total securities	$113,123,301	$5,353,597	$(166,320)	$112,863,385	$2,261,636	$(291,441)	$114,833,580

(1)	Principal/Notional amount includes $14.9 million of a CRT interest-only security as of March 31, 2020 and December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Investment Type	(dollars in thousands)
Fannie Mae	$53,793,047	$76,656,831
Freddie Mac	24,524,333	36,087,100
Ginnie Mae	139,466	149,436
Total	$78,456,846	$112,893,367

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2020 and December 31, 2019, according to their estimated weighted average life classifications:

	March 31, 2020		December 31, 2019
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$11,969	$12,185	$3,997	$4,543
Greater than one year through five years	58,521,294	56,615,526	36,290,254	35,581,833
Greater than five years through ten years	20,265,852	19,706,235	77,732,756	76,504,845
Greater than ten years	466,556	506,734	533,550	506,719
Total	$79,265,671	$76,840,680	$114,560,557	$112,597,940

The estimated weighted average lives of the Residential Securities at March 31, 2020 and December 31, 2019 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019.

	March 31, 2020			December 31, 2019
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$167,223	$(1,666)	12	$7,388,239	$(24,056)	139
12 Months or more	122,974	(1,733)	10	11,619,280	(105,329)	352
Total	$290,197	$(3,399)	22	$19,007,519	$(129,385)	491

(1) Excludes interest-only mortgage-backed securities and reverse mortgages.

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating.  The investments are not considered to be impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

During the three months ended March 31, 2020 and 2019, the Company disposed of $41.9 billion and $10.5 billion of Residential Securities. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2020 and 2019.

	March 31, 2020			December 31, 2019
	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
	(dollars in thousands)
Residential Securities	$539,255	$(271,998)	$267,257	$2,526	$(95,040)	$(92,514)

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of March 31, 2020 and December 31, 2019, the Company reported $1.3 billion and $1.6 billion, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
Allowance for Losses – The Company evaluates the need for a loss reserve on each of its loans classified as held-for-investment where the fair value option is not elected. Allowance for loan losses are written off in the period the loans are deemed uncollectible.
Given the unique nature of each underlying borrower and any collateral, the Company assesses an allowance for each individual loan held-for-investment. A provision is established at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology (“Loss given default methodology”), which considers projected economic conditions over the reasonable and supportable forecast period. The forecast incorporates primarily market-based assumptions including, but not limited to, forward interest rate curves, unemployment rate estimates and certain indexes sourced from third party vendors. For any remaining period of the expected life of the loan after the reasonable and supportable period, the Company reverts to historical losses on a straight-line basis. Management uses third-party vendors’ loan pool data for loans with similar risk characteristics to estimate historical losses given the limited loss history of the Company’s loan portfolio. Changes in the lifetime expected credit loss are reflected in Loan loss provision in the Consolidated Statements of Comprehensive Income (Loss).
For loans experiencing credit deterioration, the Company may use a different methodology to determine the expected credit losses such as a discounted cash flow analysis. For collateral-dependent loans, if foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for any selling costs, if applicable. Additionally, the Company may elect the practical expedient for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty by measuring the allowance as the difference between the fair value of the collateral, less costs to sell, if applicable, and the amortized cost basis of the financial asset at the reporting date. The Company’s commercial loans are collateralized by commercial real estate including, but not limited to, multifamily real estate, office and retail space, hotels and industrial space. At origination, the fair value of the collateral generally exceeds the principal loan balance.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

include evaluation of the underlying borrowers’ ability to manage and operate their respective properties or companies.  Management reviews loan-to-value metrics at origination or acquisition of a new investment and if events occur that trigger re-evaluation by management.

The Company recorded loan loss provisions of $99.3 million and $5.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company’s loan loss provision was $137.9 million million and $20.1 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the three months ended March 31, 2020:

	Residential	Commercial	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$1,647,787	$669,713	$2,144,850	$4,462,350
Impact of adopting CECL	—	(3,600)	(29,653)	(33,253)
Purchases / originations	642,795	173,517	387,082	1,203,394
Sales and transfers (1)	(922,773)	(95,730)	(275,845)	(1,294,348)
Principal payments	(41,732)	(38,425)	(54,465)	(134,622)
Gains / (losses) (2)	(56,082)	(56,475)	(24,026)	(136,583)
(Amortization) / accretion	(1,912)	843	2,320	1,251
Ending balance March 31, 2020	$1,268,083	$649,843	$2,150,263	$4,068,189

(1) Includes securitizations, syndications and transfers to securitization vehicles.
(2) Includes loan loss allowances.

The carrying value of the Company’s residential loans held for sale was $57.8 million and $66.7 million at March 31, 2020 and December 31, 2019, respectively. There were no commercial loans held for sale at March 31, 2020 and December 31, 2019.

The Company also has off-balance-sheet credit exposures related to unfunded loan commitments, including revolvers, delayed draw term loans and future funding commitments that are not unconditionally cancelable by the Company. The Company utilizes the same methodology in calculating the liability related to the expected credit losses on these exposures as it does for the calculation of the allowance for loan losses. In determining the estimate of credit losses for off-balance-sheet credit exposures, the Company will consider the contractual period in which the entity is exposed to credit risk and the likelihood that funding will occur, if material.

Residential
The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. The Company’s residential loans are accounted for under the fair value option with changes in fair value reflected in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Statements of Comprehensive Income. Additionally, the Company consolidates a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans. The Company also consolidates securitization trusts in which it had purchased subordinated securities because it also has certain powers and rights to direct the activities of such trusts. Refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated residential mortgage loan trusts.
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$4,295,271	$4,246,161
Unpaid principal balance	$4,372,834	$4,133,149

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 for these investments:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Interest income	$47,557	$29,991
Net gains (losses) on disposal of investments and other	(12,000)	(5,223)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(192,763)	17,821
Total included in net income (loss)	$(157,206)	$42,589

The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2020 and December 31, 2019 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2020		December 31, 2019
Property location	% of Balance	Property location	% of Balance
California	51.5%	California	52.1%
New York	10.9%	New York	10.5%
Florida	5.3%	Florida	5.3%
All other (none individually greater than 5%)	32.3%	All other (none individually greater than 5%)	32.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$0 - $3,448	$451	$1 - $3,448	$459
Interest rate	2.00% - 8.75%	4.89%	2.00% - 8.38%	4.94%
Maturity	1/1/2028 - 2/1/2060	4/12/2048	1/1/2028 - 12/1/2059	12/29/2047
FICO score at loan origination	505 - 829	759	505 - 829	758
Loan-to-value ratio at loan origination	8% - 105%	67%	8% - 105%	67%
At March 31, 2020 and December 31, 2019, approximately 33% and 36%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company’s internal loan risk ratings are based on the guidance provided by the Office of the Comptroller of the Currency for commercial real estate lending. The Company’s internal risk rating rubric for commercial loans has nine categories as depicted below:

Risk Rating - Commercial Loans	Description
1-4 / Performing	Meets all present contractual obligations.
5 / Performing - Closely Monitored	Meets all present contractual obligations, but are transitional or could be exhibiting some weaknesses in both leverage and liquidity.
6 / Performing - Special Mention	Meets all present contractual obligations, but exhibit potential weakness that deserves management’s close attention and, if uncorrected, may result in deterioration of repayment prospects.
7 / Substandard
Inadequately protected by sound worth and paying capacity of the obligor or of the collateral pledged with a distinct possibility that loss will be sustained if some of the deficiencies are not corrected.

8 / Doubtful	Substandard loans whereby collection of all contractual principal and interest is highly questionable or improbable.
9 / Loss	Considered uncollectible.
Management assesses each loan at least quarterly and assigns an internal risk rating based on its evaluation of the most recent financial information produced by the borrower and consideration of economic conditions. See below for a tabular disclosure of the amortized cost basis of the Company’s commercial loans by year of origination and internal risk rating.
For the three months ended March 31, 2020, the Company recorded a loan loss provision on impaired collateral dependent commercial loans of $52.1 million with a principal balance and carrying value of $106.2 million and $48.3 million, respectively, based upon the fair value of the underlying collateral. For the three months ended March 31, 2019, the Company recorded a loan loss provision of $5.7 million on commercial loans with a principal balance and carrying value of $36.6 million and $30.9 million, respectively.
As a result of the implementation of the Loss given default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020. For the three months ended March 31, 2020, the Company recorded a loan loss allowance of $23.2 million based upon its Loss given default methodology.
At March 31, 2020 and December 31, 2019, the Company had unfunded commercial real estate loan commitments of $140.9 million and $181.4 million, respectively.
At March 31, 2020 and December 31, 2019, approximately 94% and 92%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.
The sector attributes of the Company’s commercial real estate investments held for investment at March 31, 2020 and December 31, 2019 were as follows:

	Sector Dispersion
	March 31, 2020		December 31, 2019
	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
	(dollars in thousands)
Office	$673,947	43.1%	$681,129	42.4%
Retail	348,045	22.3%	389,076	24.2%
Multifamily	283,698	18.1%	262,302	16.3%
Hotel	125,870	8.1%	135,681	8.4%
Industrial	79,882	5.1%	82,441	5.1%
Other	32,534	2.1%	36,589	2.3%
Healthcare	19,158	1.2%	18,873	1.3%
Total	$1,563,134	100.0%	$1,606,091	100.0%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

At March 31, 2020 and December 31, 2019, commercial real estate investments held for investment were comprised of the following:

	March 31, 2020			December 31, 2019
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$532,125	$519,387	32.1%	$503,499	$499,690	30.9%
Senior securitized mortgages (3)	940,245	913,291	56.6%	940,546	936,378	57.8%
Mezzanine loans	187,693	130,456	11.3%	183,064	170,023	11.3%
Total	$1,660,063	$1,563,134	100.0%	$1,627,109	$1,606,091	100.0%

(1)	Carrying value includes unamortized origination fees of $8.2 million and $8.3 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Based on outstanding principal.

(3)	Represents assets of consolidated VIEs.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at March 31, 2020 and December 31, 2019:

March 31, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	162,781	—	11,628	174,409
Principal payments	(38,425)	(53,533)	—	(91,958)
Principal write off	—	—	(7,000)	(7,000)
Transfers	(95,730)	52,630	—	(43,100)
Net (increase) decrease in origination fees	(812)	—	(80)	(892)
Realized gain	204	—	—	204
Amortization of net origination fees	797	602	46	1,445
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,264)	(4,166)	(1,336)	(7,766)
Current period allowance	(6,854)	(18,620)	(49,825)	(75,299)
Write offs	—	—	7,000	7,000
Ending allowance	(9,118)	(22,786)	(56,864)	(88,768)
Net carrying value (March 31, 2020)	$519,387	$913,291	$130,456	$1,563,134

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	572,204	—	21,709	593,913
Principal payments	(16,785)	(150,245)	(149,633)	(316,663)
Transfers	(1,034,754)	1,083,487	(8,675)	40,058
Net (increase) decrease in origination fees	(4,200)	—	(184)	(4,384)
Amortization of net origination fees	2,023	3,136	412	5,571
Net (increase) decrease in allowance	—	—	(9,207)	(9,207)
Net carrying value (December 31, 2019)	$499,690	$936,378	$170,023	$1,606,091

(1) Represents assets of consolidated VIEs.
(2) Excludes loan loss allowances.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of March 31, 2020.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	Prior
(dollars in thousands)
1-4 / Performing	$446,226	$89,647	$159,384	$103,547	$12,444	$—	$81,204
5 / Performing - Closely Monitored	501,717	31,657	265,728	29,432	105,893	69,007	—
6 / Performing - Special Mention	431,515	27,110	122,133	212,015	—	—	70,257
7 / Substandard	85,390	—	—	30,390	55,000	—	—
8 / Doubtful	98,286	—	—	33,460	64,826	—	—
9 / Loss (2)	—	—	—	—	—	—	—
Total	$1,563,134	$148,414	$547,245	$408,844	$238,163	$69,007	$151,461

(1) The amortized cost basis excludes accrued interest. As of March 31, 2020, the Company had $4.6 million of accrued interest receivable on commercial loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.
(2) Includes one commercial mezzanine loan for which the Company recorded a full loan loss allowance of $36.6 million.

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
The Company’s internal risk rating rubric for corporate debt has nine categories as depicted below:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Risk Rating - Corporate Debt	Description
1-5 / Performing	Meets all present contractual obligations.
6 / Performing - Closely Monitored
Meets all present contractual obligations but exhibits a defined weakness in either leverage or liquidity, but not both. Loans at this rating will require closer monitoring, but where we expect no loss of interest or principal.

7 / Substandard
A loan that has a defined weakness in either leverage and/or liquidity, and which may require substantial changes to strengthen the asset. Loans at this rating level have a higher probability of loss, although no determination of the amount or timing of a loss is yet possible.

8 / Doubtful	A loan that has missed a scheduled principal or interest payment or is otherwise deemed a non-earning account. The probability of loss is increasingly certain due to significant performance issues.
9 / Loss	Considered uncollectible.
Management assesses each loan at least quarterly and assigns an internal risk rating based on its evaluation of the most recent financial information produced by the borrower and consideration of economic conditions. See below for a tabular disclosure of the amortized cost basis of the Company’s corporate debt held for investment by year of origination and internal risk rating.
For the three months ended March 31, 2020, the Company recorded a loan loss provision of $10.0 million on impaired corporate loans using a discounted cash flow methodology with a beginning principal balance and carrying value of $29.3 million and $21.9 million, respectively. During the three months ended March 31, 2020, a loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off. There was no provision for loan loss recorded on corporate loans for the three months ended March 31, 2019.
As a result of the implementation of the Loss given default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020. For the three months ended March 31, 2020, the Company recorded a loan loss allowance on corporate loans of $14.1 million based upon its Loss given default methodology.
At March 31, 2020 and December 31, 2019, the Company had unfunded corporate loan commitments of $79.5 million and $81.2 million, respectively.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at March 31, 2020 and December 31, 2019 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	March 31, 2020			December 31, 2019
	Fixed Rate	Floating Rate	Total	Fixed Rate	Floating Rate	Total
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	—	391,559	391,559	—	394,193	394,193
Management & Public Relations Services	—	288,586	288,586	—	339,179	339,179
Chemical & Chemical Preparations	—	145,446	145,446	—	—	—
Miscellaneous Business Services	—	122,275	122,275	—	164,033	164,033
Public Warehousing & Storage	—	119,577	119,577	—	107,029	107,029
Engineering, Architectural, and Surveying	—	113,496	113,496	—	124,201	124,201
Metal Cans & Shipping Containers	—	108,266	108,266	—	118,456	118,456
Offices & Clinics of Doctors of Medicine	—	104,919	104,919	—	106,993	106,993
Surgical, Medical & Dental Instruments & Supplies	—	100,791	100,791	—	102,182	102,182
Insurance Agents, Brokers and Service	—	74,013	74,013	—	75,410	75,410
Telephone Communications	—	57,508	57,508	—	61,210	61,210
Miscellaneous Health & Allied Services, not elsewhere classified	—	50,327	50,327	—	78,908	78,908
Miscellaneous Equipment Rental & Leasing	—	49,423	49,423	—	49,776	49,776
Electric Work	—	44,442	44,442	—	43,175	43,175
Medical & Dental Laboratories	—	35,465	35,465	—	41,344	41,344
Nonferrous Foundries (Castings)	—	31,903	31,903	—	30,191	30,191
Research, Development & Testing Services	—	29,796	29,796	—	45,610	45,610
Coating, Engraving and Allied Services	—	29,323	29,323	—	47,249	47,249
Home Health Care Services	—	28,537	28,537	—	29,361	29,361
Motor Vehicles and Motor Vehicle Parts & Supplies	—	28,464	28,464	—	28,815	28,815
Legal Services	—	28,079	28,079	—	—	—
Petroleum and Petroleum Products	—	24,834	24,834	—	24,923	24,923
Electronic Components & Accessories	—	23,266	23,266	—	24,000	24,000
Grocery Stores	—	22,987	22,987	—	23,248	23,248
Schools & Educational Services, not elsewhere classified	—	19,376	19,376	—	19,586	19,586
Drugs	—	15,881	15,881	—	15,923	15,923
Chemicals & Allied Products	—	14,868	14,868	—	15,002	15,002
Mailing, Reproduction, Commercial Art and Photography, and Stenographic	—	14,528	14,528	—	14,755	14,755
Transportation, Equipment & Supplies (Except Motor Vehicles)	—	12,468	12,468	—	—	—
Offices and Clinics of Other Health Practitioners	—	10,110	10,110	—	10,098	10,098
Miscellaneous Plastic Products	—	9,750	9,750	—	10,000	10,000
Total	$—	$2,150,263	$2,150,263	$—	$2,144,850	$2,144,850

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
First lien loans	$1,496,887	$1,396,140
Second lien loans	653,376	748,710
Total	$2,150,263	$2,144,850

The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at March 31, 2020 and December 31, 2019:

March 31, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	387,082	—	387,082
Principal payments	(28,567)	(25,898)	(54,465)
Amortization & accretion of (premium) discounts	1,430	890	2,320
Loan restructuring	(19,550)	2,818	(16,732)
Sales	(223,625)	(47,382)	(271,007)
Allowance for loan losses			—
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period allowance	(17,130)	(6,896)	(24,026)
Write offs	11,894	—	11,894
Ending allowance	(23,386)	(25,762)	(49,148)
Net carrying value (March 31, 2020)	$1,496,887	$653,376	$2,150,263

(1) Excludes loan loss allowances.

December 31, 2019
	First Lien	Second Lien	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$1,346,356	$540,826	$1,887,182
Originations & advances	542,463	345,573	888,036
Principal payments	(228,302)	(140,625)	(368,927)
Amortization & accretion of (premium) discounts	5,960	2,936	8,896
Sales	(262,974)	—	(262,974)
Net (increase) decrease in allowance	(7,363)	—	(7,363)
Net carrying value (December 31, 2019)	$1,396,140	$748,710	$2,144,850

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the amortized cost basis of corporate debt held for investment as of March 31, 2020 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	2015	Revolvers
(dollars in thousands)
1-4 / Performing	$826,447	$22,285	$319,686	$286,358	$158,446	$29,957	$—	$9,715
5 / Performing - Closely Monitored	966,454	233,623	257,888	325,885	100,588	21,932	14,198	12,340
6 / Performing - Special Mention	138,129	—	53,671	17,441	30,904	—	34,037	2,076
7 / Substandard	215,372	—	2,933	149,167	40,285	22,987	—	—
8 / Doubtful	4,297	—	—	4,297	—	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$2,150,699	$255,908	$634,178	$783,148	$330,223	$74,876	$48,235	$24,131

(1) The amortized cost basis excludes accrued interest and costs related to unfunded loans. As of March 31, 2020, the Company had $9.9 million of accrued interest receivable on corporate loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.

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
The following table presents activity related to MSRs for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Fair value, beginning of period	$378,078	$557,813
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	(79,224)	(43,089)
Other changes, including realization of expected cash flows	(18,296)	(13,979)
Fair value, end of period	$280,558	$500,745

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three months ended March 31, 2020 and 2019, the Company recognized $22.8 million and $27.8 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.3 billion and $2.3 billion at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at March 31, 2020 and 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Collateralized Loan Obligation
In February 2019, the Company closed NLY 2019-FL2, a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of March 31, 2020 a total of $552.2 million of notes were held by third parties and the Company retained or purchased $167.6 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the year ended December 31, 2019. The aggregate unpaid principal balance of loans in the CLO was $857.3 million at March 31, 2020 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at March 31, 2020 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at March 31, 2020.
Multifamily Securitization
In November 2019, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest only securities with a notional balance of $0.5 billion. The Company determined that it was the primary beneficiary based upon its involvement in the design of the variable interest entity. The Company elected the fair value option for the financial liabilities of these VIEs in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase. The Company incurred $1.1 million of costs in connection with this multifamily securitization that were expensed as incurred during the three months ended March 31, 2020.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $50.1 million and $57.3 million at March 31, 2020 and December 31, 2019, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511

As of March 31, 2020, a total of $2.5 billion of bonds were held by third parties and the Company retained $513.0 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $3.7 million and $1.7 million of costs during the three months ended March 31, 2020 and 2019, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $2.5 billion at March 31, 2020.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2020, the borrowing limit on this facility was $625.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $732.5 million at March 31, 2020. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At March 31, 2020, the subsidiary had an intercompany receivable of $421.5 million, which eliminates upon consolidation and a secured financing of $421.5 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2020, the borrowing limit on this facility was $320.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $490.5 million at March 31, 2020, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At March 31, 2020, the subsidiary had a secured financing of $289.5 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. As of March 31, 2020, the Borrower had a secured financing of $202.1 million to the third party financial institution. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $326.7 million at March 31, 2020.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Company the power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary and consolidates this silo.
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.9 billion at March 31, 2020. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, credit facility VIEs and OBX Trusts as the transfers of loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019 are as follows:

March 31, 2020
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$74,117
Loans	—	—	57,777
Assets transferred or pledged to securitization vehicles	1,927,576	68,413	—
Mortgage servicing rights	—	—	280,558
Principal and interest receivable	6,132	365	—
Other assets	—	—	29,837
Total assets	$1,933,708	$68,778	$442,289
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,637,505	$49,825	$—
Other secured financing	—	—	36,751
Payable for unsettled trades	—	—	15,123
Interest payable	2,202	121	—
Other liabilities	—	89	2,226
Total liabilities	$1,639,707	$50,035	$54,100

December 31, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$67,455
Loans	—	—	66,722
Assets transferred or pledged to securitization vehicles	2,345,120	75,924	—
Mortgage servicing rights	—	—	378,078
Principal and interest receivable	7,085	408	—
Other assets	—	—	27,021
Total assets	$2,352,205	$76,332	$539,276
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,967,523	$57,905	$—
Other secured financing	—	—	38,981
Payable for unsettled trades	—	—	18,364
Interest payable	3,008	137	—
Other liabilities	—	78	2,393
Total liabilities	$1,970,531	$58,120	$59,738

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs, OBX Trusts and CLO, at March 31, 2020 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
California	$1,270,649	38.7%	California	$30,536	44.9%
Texas	479,164	14.6%	Texas	9,618	14.1%
New York	370,697	11.3%	Illinois	7,009	10.3%
Florida	196,495	6.0%	Washington	3,847	5.7%
Other (1)	969,240	29.4%	Other (1)	17,033	25.0%
Total	$3,286,245	100.0%	Total	$68,043	100.0%

(1)	No individual state greater than 5%.

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

There was no real estate acquired in settlement of residential mortgage loans at March 31, 2020 or December 31, 2019 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
Real estate investments, including REO, that do not meet the criteria to be classified as held for sale are classified in the Consolidated Statements of Financial Condition as held for investment. Real estate held for sale is reported at the lower of its carrying value or its estimated fair value less estimated costs to sell. Once a property is determined to be held for sale, depreciation is no longer recorded.
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
During the three months ended March 31, 2020, the Company entered into a deed-in-lieu of foreclosure agreement and took title of a commercial real estate property with a basis of $35.8 million. There were no new acquisitions of real estate holdings during the three months ended March 31, 2019. No properties were sold during the three months ended March 31, 2020. The Company sold one of its wholly owned triple net leased properties during the three months ended March 31, 2019 for $6.7 million and recognized a gain on sale of $2.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The weighted average amortization period for intangible assets and liabilities at March 31, 2020 is 6.3 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	March 31, 2020	December 31, 2019
Real estate, net	(dollars in thousands)
Land	$134,206	$121,720
Buildings and improvements	595,149	571,396
Furniture, fixtures and equipment	11,336	11,238
Subtotal	740,691	704,354
Less: accumulated depreciation	(92,772)	(87,532)
Total real estate held for investment, at amortized cost, net	647,919	616,822
Equity in unconsolidated joint ventures	103,819	108,816
Total real estate, net	$751,738	$725,638

Depreciation expense was $5.2 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at March 31, 2020 for consolidated investments in real estate are as follows:

March 31, 2020
(dollars in thousands)
2020 (remaining)	$36,967
2021	47,136
2022	43,303
2023	40,605
2024	36,683
Later years	182,098
Total	$386,792

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At March 31, 2020 and December 31, 2019, $2.9 billion and$0.5 billion of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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
The table below summarizes fair value information about our derivative assets and liabilities at March 31, 2020 and December 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Derivatives Instruments	March 31, 2020	December 31, 2019
Assets	(dollars in thousands)
Interest rate swaps	$—	$1,199
Interest rate swaptions	58,468	11,580
TBA derivatives	180,307	15,181
Futures contracts	—	77,889
Purchase commitments	1	2,050
Credit derivatives (1)	—	5,657
	$238,776	$113,556
Liabilities
Interest rate swaps	$1,244,309	$706,862
TBA derivatives	15,747	11,316
Futures contracts	—	84,781
Purchase commitments	9,666	907
Credit derivatives (1)	61,466	—
	$1,331,188	$803,866

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $0.0 and $10.0 million at March 31, 2020 and December 31, 2019, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $525.0 million and $345.0 million at March 31, 2020 and December 31, 2019, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2020 and December 31, 2019:

March 31, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$1,459,400	1.41%	1.03%	2.98
3 - 6 years	1,310,400	1.47%	0.93%	2.97
6 - 10 years	7,949,500	1.91%	1.56%	8.73
Greater than 10 years	2,249,000	3.42%	1.21%	17.54
Total / Weighted average	$12,968,300	1.63%	1.16%	9.03

December 31, 2019
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$38,942,400	1.60%	1.84%	1.29
3 - 6 years	16,097,450	1.77%	1.87%	4.30
6 - 10 years	16,176,500	2.20%	2.02%	9.00
Greater than 10 years	2,930,000	3.76%	1.86%	17.88
Total / Weighted average	$74,146,350	1.84%	1.89%	4.23

(1)
As of March 31, 2020, 31%, 64% and 5% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2019, 75% and 25% of the Company’s interest rate swaps were linked to LIBOR and the overnight index swap rate, respectively.

(2)	There were no forward starting swaps at March 31, 2020 and December 31, 2019.

(3)
As of March 31, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table presents swaptions outstanding at March 31, 2020 and December 31, 2019.

March 31, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$3,675,000	2.54%	3M LIBOR	9.40	2.41
Long receive	$750,000	1.50%	3M LIBOR	10.42	4.88

December 31, 2019
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,675,000	2.53%	3M LIBOR	9.22	4.66
Long receive	$2,000,000	1.49%	3M LIBOR	10.29	3.40

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at March 31, 2020 and December 31, 2019:

March 31, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$12,581,000	$12,951,197	$13,115,757	$164,560
Net TBA derivatives	$12,581,000	$12,951,197	$13,115,757	$164,560

December 31, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,043,000	$10,182,891	$10,192,038	$9,147
Sale contracts	(3,144,000)	(3,294,486)	(3,299,768)	(5,282)
Net TBA derivatives	$6,899,000	$6,888,405	$6,892,270	$3,865

The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2019. There were no futures derivatives at March 31, 2020:

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019, respectively.

March 31, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$58,468	$—	$—	$58,468
TBA derivatives, at fair value	180,307	(15,747)	—	164,560
Purchase commitments	1	—	—	1
Liabilities
Interest rate swaps, at fair value	$1,244,309	$—	$(162,668)	$1,081,641
TBA derivatives, at fair value	15,747	(15,747)	—	—
Purchase commitments	9,666	—	—	9,666
Credit derivatives	61,466	—	(48,845)	12,621

December 31, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$1,199	$(951)	$—	$248
Interest rate swaptions, at fair value	11,580	—	—	11,580
TBA derivatives, at fair value	15,181	(5,018)	—	10,163
Futures contracts, at fair value	77,889	(10,902)	—	66,987
Purchase commitments	2,050	—	—	2,050
Credit derivatives	5,657	—	—	5,657
Liabilities
Interest rate swaps, at fair value	$706,862	$(951)	$(104,205)	$601,706
TBA derivatives, at fair value	11,316	(5,018)	—	6,298
Futures contracts, at fair value	84,781	(10,902)	(73,879)	—
Purchase commitments	907	—	—	907

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
March 31, 2020	$(13,980)	$(397,561)	$(2,827,723)
March 31, 2019	$134,035	$(588,256)	$(390,556)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$271,085	$160,695	$431,780
Net interest rate swaptions	51,445	70,133	121,578
Futures	(279,476)	6,892	(272,584)
Purchase commitments	—	(10,809)	(10,809)
Credit derivatives	1,925	(65,464)	(63,539)
Total			$206,426

Three Months Ended March 31, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$213,725	$(39,940)	$173,785
Net interest rate swaptions	(29,992)	19,684	(10,308)
Futures	(491,741)	202,312	(289,429)
Purchase commitments	—	1,145	1,145
Credit derivatives	2,302	7,346	9,648
Total			$(115,159)

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2020 was approximately $1.1 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$78,456,846	$—	$78,456,846
Credit risk transfer securities	—	222,871	—	222,871
Non-Agency mortgage-backed securities	—	585,954	—	585,954
Commercial mortgage-backed securities	—	91,925	—	91,925
Loans
Residential mortgage loans	—	1,268,083	—	1,268,083
Mortgage servicing rights	—	—	280,558	280,558
Assets transferred or pledged to securitization vehicles	—	6,758,371	—	6,758,371
Derivative assets
Other derivatives	—	238,776	—	238,776
Total assets	$—	$87,622,826	$280,558	$87,903,384
Liabilities
Debt issued by securitization vehicles	—	6,364,949	—	6,364,949
Derivative liabilities
Interest rate swaps	—	1,244,309	—	1,244,309
Other derivatives	—	86,879	—	86,879
Total liabilities	$—	$7,696,137	$—	$7,696,137

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$112,893,367	$—	$112,893,367
Credit risk transfer securities	—	531,322	—	531,322
Non-Agency mortgage-backed securities	—	1,135,868	—	1,135,868
Commercial mortgage-backed securities	—	273,023	—	273,023
Loans
Residential mortgage loans	—	1,647,787	—	1,647,787
Mortgage servicing rights	—	—	378,078	378,078
Assets transferred or pledged to securitization vehicles	—	6,066,082	—	6,066,082
Derivative assets
Interest rate swaps	—	1,199	—	1,199
Other derivatives	77,889	34,468	—	112,357
Total assets	$77,889	$122,583,116	$378,078	$123,039,083
Liabilities
Debt issued by securitization vehicles	$—	$5,622,801	$—	$5,622,801
Derivative liabilities
Interest rate swaps	—	706,862	—	706,862
Other derivatives	84,781	12,223	—	97,004
Total liabilities	$84,781	$6,341,886	$—	$6,426,667

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
Item 1. Financial Statements

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

	March 31, 2020		December 31, 2019
Valuation Technique	Unobservable Input (1)	Range (Weighted Average ) (2)	Unobservable Input (1)	Range (Weighted Average ) (2)
Discounted cash flow	Discount rate	9.0% -12.0% (9.3%)	Discount rate	9.0% -12.0% (9.3%)
	Prepayment rate	10.1% - 39.6% (24.9%)	Prepayment rate	6.3% - 26.6% (13.7%)
	Delinquency rate	0.0% - 4.0% (2.1%)	Delinquency rate	0.0% - 4.0% (2.2%)
	Cost to service	$81 - $134 ($108)	Cost to service	$81 - $135 ($107)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2)    Weighted average discount rate computed based on the fair value of MSRs, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSRs.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$1,563,134	$1,589,752	$1,606,091	$1,619,018
Corporate debt, held for investment	2,150,263	1,965,186	2,144,850	2,081,327
Financial liabilities
Repurchase agreements	$72,580,183	$72,580,183	$101,740,728	$101,740,728
Other secured financing	1,805,428	1,805,428	4,455,700	4,455,700
Mortgage payable	484,762	574,648	485,005	515,994
(1) Includes assets of consolidated VIEs.

Commercial real estate debt and preferred equity, held for investment, corporate debt, held for investment and mortgage payable are valued using Level 3 inputs. The carrying values of short term repurchase agreements and other secured financing approximates fair value. Long term repurchase agreements and other secured financing are valued using Level 2 inputs.

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. At March 31, 2020 and December 31, 2019, goodwill totaled $71.8 million.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2020.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2019	$20,957
Intangible assets acquired	6,683
Intangible assets divested	(110)
Less: amortization expense	(1,052)
Balance at March 31, 2020	$26,478

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
The Company had outstanding $72.6 billion and $101.7 billion of repurchase agreements with weighted average borrowing rates of 1.91% and 1.99%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 48 days and 65 days at March 31, 2020 and December 31, 2019, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.6 billion with remaining capacity of $1.2 billion at March 31, 2020.
At March 31, 2020 and December 31, 2019, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

March 31, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$20,238,083	$—	$—	$—	$—	$20,238,083	0.31%
2 to 29 days	19,628,403	108,219	355,896	—	134,110	20,226,628	1.49%
30 to 59 days	11,984,266	—	71,040	—	—	12,055,306	1.58%
60 to 89 days	10,559,727	76,197	391,033	—	35,326	11,062,283	1.61%
90 to 119 days	2,291,460	—	—	—	—	2,291,460	1.80%
Over 119 days (1)	6,125,669	—	52,190	368,589	159,975	6,706,423	1.74%
Total	$70,827,608	$184,416	$870,159	$368,589	$329,411	$72,580,183	1.23%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	36,030,104	237,897	698,091	—	416,439	37,382,531	2.15%
30 to 59 days	15,079,989	—	115,805	—	104,363	15,300,157	2.00%
60 to 89 days	21,931,335	30,841	151,920	—	3,639	22,117,735	1.97%
90 to 119 days	9,992,914	—	—	—	—	9,992,914	1.97%
Over 119 days (1)	16,557,123	—	58,712	303,078	28,478	16,947,391	1.90%
Total	$99,591,465	$268,738	$1,024,528	$303,078	$552,919	$101,740,728	2.03%

(1)	No repurchase agreements had a remaining maturity over 1 year at March 31, 2020 and December 31, 2019.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2020 and December 31, 2019. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2020		December 31, 2019
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$1,000,000	$73,580,183	$100,000	$101,840,728
Amounts offset	(1,000,000)	(1,000,000)	(100,000)	(100,000)
Netted amounts	$—	$72,580,183	$—	$101,740,728

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. At March 31, 2020, $0.9 billion of advances from the FHLB Des Moines mature in less than one year. At December 31, 2019, $1.4 billion of advances from the FHLB Des Moines matured in less than one year and $2.1 billion mature between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.04% and 2.16% at March 31, 2020 and December 31, 2019, respectively. The Company held $38.6 million and $147.9 million of capital stock in the FHLB Des Moines at March 31, 2020 and December 31, 2019, respectively, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $80.0 billion and $254.6 million, respectively, at March 31, 2020 and $112.8 billion and $357.9 million, respectively, at December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable at March 31, 2020 and December 31, 2019, were as follows:

March 31, 2020
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,597	$318,497	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,471	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	82,461	84,206	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,535	33,023	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+2.75%	Floating	1/31/2021	First liens
Utah	7,051	7,069	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,193	13,226	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,748	7,768	3.69%	Fixed	6/1/2053	First liens
Total	$484,762	$489,820

December 31, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,566	$318,562	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,029	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	82,940	84,702	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,667	33,167	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah	7,077	7,096	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,243	13,276	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,777	7,797	3.69%	Fixed	6/1/2053	First liens
Total	$485,005	$490,631

The following table details future mortgage loan principal payments at March 31, 2020:

Mortgage Loan Principal Payments
(dollars in thousands)
2020 (remaining)	$2,472
2021	13,197
2022	20,034
2023	3,844
2024	3,980
Later years	446,293
Total	$489,820

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)	Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2020 and December 31, 2019.

	Shares authorized		Shares issued and outstanding
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	Par Value
Common stock	2,914,850,000	2,914,850,000	1,430,424,398	1,430,106,199	$0.01

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
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2020. No shares were purchased pursuant to this authorization during the three months ended March 31, 2020.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	—	87,000
Amount raised from direct purchase and dividend reinvestment program	$—	$892

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. No shares were issued under the at-the-market sales program during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company issued 48.0 million shares for proceeds of $489.0 million, net of commissions and fees, under the at-the-market sales program.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2020 and December 31, 2019. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Fixed-rate		(dollars in thousands)
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	85,150,000	85,150,000	81,900,000	81,900,000	$1,982,026	$1,982,026

(1)    Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series D Cumulative Redeemable Preferred Stock, Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Preferred Stock and Series I Preferred Stock rank senior to the common stock of the Company.

(C)	Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$357,819	$434,627
Distributions declared per common share	$0.25	$0.30
Distributions paid to common stockholders after period end	$357,606	$434,431
Distributions paid per common share after period end	$0.25	$0.30
Date of distributions paid to common stockholders after period end	April 30, 2020	April 30, 2019
Dividends declared to series C preferred stockholders	$—	$3,336
Dividends declared per share of series C preferred stock (1)	$—	$0.477
Dividends declared to series D preferred stockholders	$8,625	$8,625
Dividends declared per share of series D preferred stock	$0.469	$0.469
Dividends declared to series F preferred stockholders	$12,510	$12,510
Dividends declared per share of series F preferred stock	$0.434	$0.434
Dividends declared to series G preferred stockholders	$6,906	$6,906
Dividends declared per share of series G preferred stock	$0.406	$0.406
Dividends declared to series H preferred stockholders	$—	$1,117
Dividends declared per share of series H preferred stock	$—	$0.508
Dividends declared to series I preferred stockholders	$7,468	$—
Dividends declared per share of series I preferred stock	$0.422	$—

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

The following presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2020 and March 31, 2019.

	For the Three Months Ended March 31,
	2020	2019
Interest income	(dollars in thousands)
Residential Securities (1)	$410,380	$709,774
Residential mortgage loans (1)	47,557	29,991
Commercial investment portfolio (1) (2)	95,676	100,952
Reverse repurchase agreements	1,413	25,469
Total interest income	$555,026	$866,186
Interest expense
Repurchase agreements	434,021	579,514
Debt issued by securitization vehicles	42,119	34,207
Other	27,333	33,974
Total interest expense	503,473	647,695
Net interest income	$51,553	$218,491

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2020 and March 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands, except per share data)
Net income (loss)	$(3,640,189)	$(849,251)
Net income (loss) attributable to noncontrolling interests	66	(101)
Net income (loss) attributable to Annaly	(3,640,255)	(849,150)
Dividends on preferred stock	35,509	32,494
Net income (loss) available (related) to common stockholders	$(3,675,764)	$(881,644)
Weighted average shares of common stock outstanding-basic	1,430,994,319	1,398,614,205
Add: Effect of stock awards, if dilutive	—	—
Weighted average shares of common stock outstanding-diluted	1,430,994,319	1,398,614,205
Net income (loss) per share available (related) to common share
Basic	$(2.57)	$(0.63)
Diluted	$(2.57)	$(0.63)

The computations of diluted net income (loss) per share available (related) to common share for the three months ended March 31, 2020 excludes 0.1 million of potentially dilutive restricted stock units and the three months ended March 31, 2019 excludes options to purchase 0.2 million shares of common stock, due to the anti-dilutive effect.

17. INCOME TAXES

For the three months ended March 31, 2020 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2020 and December 31, 2019.
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
During the three months ended March 31, 2020 and March 31, 2019, the Company recorded ($26.7) million and $2.6 million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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
The conditions related to Coronavirus Disease 2019 (“COVID-19”) could further impact the aforementioned primary risks to the Company. The significant decrease in economic activity and/or the resulting decline in the housing market could have an adverse

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

effect on the value of the Company’s investments in mortgage real estate-related assets, particularly residential real estate assets. Further, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates which may have an adverse impact on the value of the Company’s mortgage real estate related-assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants in the Company’s commercial property assets and/or businesses in which it lends to in connection with its middle market lending activities, resulting in potential delinquencies, defaults or declines in asset values.
If conditions related to COVID-19 persist, the Company could also experience an unwillingness or inability of its potential lenders to provide the Company with or renew financing, increased margin calls, and/or additional capital requirements particularly in connection with the Company’s less liquid credit assets. These conditions could force the Company to sell its assets at inopportune times or otherwise cause the Company to potentially revise its strategic business initiatives, which could adversely affect its business. The extent of the COVID 19-related disruptions, the duration of the pandemic and the effectiveness of government policies, laws and plans are unknown at this time.

19. RELATED PARTY TRANSACTIONS

Management Agreement
On February 12, 2020, the Company entered an internalization agreement (the “Internalization Agreement”) with the Manager and certain affiliates of the Manager. Pursuant to the Internalization Agreement, the Company agreed to acquire all of the outstanding equity interests of the Manager and the Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal cash consideration ($1.00). Upon closing of the Internalization, the Management Agreement will be terminated. If the closing does not occur, the Management Agreement will remain in place on the terms and conditions described herein. Until the closing of the Internalization, management of the Company will continue to be conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board. The management agreement was amended and restated on August 1, 2018, and further amended on March 27, 2019 (the management agreement, as amended and restated, is referred to as “Management Agreement”).
Until the closing of the Internalization, the Manager, under the Management Agreement and subject to the supervision and direction of the Board, is responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions. The Manager also performs such other supervisory and management services and activities relating to the Company’s assets and operations as may be appropriate. In exchange for the management services, the Company pays the Manager a monthly management fee, and the Manager is responsible for providing personnel to manage the Company. Prior to the most recent amendment to the Management Agreement, which was executed on March 27, 2019, the Company had paid the Manager a flat monthly management fee equal to 1/12th of 1.05% of Stockholders' Equity (as defined in the Management Agreement) for its management services. Pursuant to the March 27, 2019 amendment to the Management Agreement, the Company now, and until the closing of the Internalization, pays the Manager a monthly management fee for its management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. The Company does not pay the Manager any incentive fees.
For the three months ended March 31, 2020 and 2019, the compensation and management fee was $40.8 million and $44.8 million, respectively.
Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses include the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, until the closing of the Internalization, the Company may reimburse the Manager for the cost of such services, provided such costs are no greater than those that would be payable to comparable third party providers. Expense reimbursements and related waivers are routinely reviewed with the Audit Committee of the Board in conformance with established policies. Reimbursement payments to the Manager were $7.1 million for the three months ended March 31, 2020 and 2019. None of the reimbursement payments are attributable to compensation of the Company’s executive officers.
At March 31, 2020 and December 31, 2019 the Company had amounts payable to the Manager of $13.9 million and $15.8 million, respectively.
The Management Agreement’s current term ends on December 31, 2021 and, if the closing of the Internalization does not occur, will automatically renew for successive two-year terms unless at least two-thirds of the Independent Directors or the holders of a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

majority of the outstanding shares of the Company’s common stock in their sole discretion elect to terminate the agreement for any or no reason upon 365 days prior written notice (such notice, a “Termination Notice”).
If the Company makes an election to terminate the Management Agreement as described above, the Company may elect to accelerate the termination date (the “Termination Date”) to a date that is between seven and 90 days after the date of the Company’s delivery of a Termination Notice (the “Notice Delivery Date”). If the Company does not make an election to accelerate the Termination Date, then the Manager may elect to accelerate the Termination Date to the date that is 90 days after the Notice Delivery Date. If the Termination Date is accelerated (such date, the “Accelerated Termination Date”) by either the Company or the Manager, in addition to any amounts accrued for the period prior to the Accelerated Termination Date, the Company shall pay the Manager an acceleration fee (the “Acceleration Fee”) in an amount equal to the average annual management fee earned by the Manager during the 24-month period immediately preceding such Accelerated Termination Date multiplied by a fraction with a numerator of 365 minus the number of days from the Notice Delivery Date to the Accelerated Termination Date, and a denominator of 365.
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

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of five years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2020 was $0.8 million.
Supplemental information related to leases as of and for the three months ended March 31, 2020 was as follows:

Operating Leases	Classification	March 31, 2020

Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$15,140
Liabilities
Operating lease liabilities (1)	Other liabilities	$19,656
Lease term and discount rate
Weighted average remaining lease term		5.4 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$928

(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2020 (remaining)	$2,871
2021	3,918
2022	3,862
2023	3,862
2024	3,862
Later years	2,895
Total lease payments	$21,270
Less imputed interest	1,614
Present value of lease liabilities	$19,656

Contingencies

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2020 and December 31, 2019.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At March 31, 2020 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at March 31, 2020 was $409.0 million with excess net capital of $408.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions (and our outlook for our business in light of these conditions, which is uncertain); changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial business; our ability to grow our residential credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in MSRs; our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act; and risks and uncertainties associated with the Internalization, including but not limited to the occurrence of any event, change or other circumstances that could give rise to the termination of the Internalization Agreement; the outcome of any legal proceedings that may be instituted against the parties to the Internalization Agreement; the inability to complete the Internalization due to the failure to satisfy closing conditions or otherwise; risks that the Internalization disrupts our current plans and operations; the impact, if any, of the announcement or pendency of the Internalization on our relationships with third parties; and the amount of the costs, fees, expenses charges related to the Internalization; and the risk that the expected benefits, including long-term cost savings, of the Internalization are not achieved. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent annual report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	50
Business Environment and Coronavirus Disease 2019 (“COVID-19”)	50
Economic Environment	53
Results of Operations	54
Net Income (Loss) Summary	54
Non-GAAP Financial Measures	54
Core earnings (excluding PAA), core earnings (excluding PAA) attributable to common stockholders, core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	55
Premium Amortization Expense	57
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	57
Experienced and Projected Long-term CPR	58
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	58
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	59
Realized and Unrealized Gains (Losses)	59
Other Income (Loss)	59
General and Administrative Expenses	60
Return on Average Equity	60
Unrealized Gains and Losses - Available-for-Sale Investments	60
Financial Condition	61
Residential Securities	61
Contractual Obligations	64
Off-Balance Sheet Arrangements	64
Capital Management	64
Stockholders’ Equity	65
Capital Stock	65
Leverage and Capital	65
Risk Management	66
Risk Appetite	66
Governance	66
Description of Risks	66
Capital, Liquidity and Funding Risk Management	67
Funding	67
Excess Liquidity	68
Maturity Profile	70
Stress Testing	71
Liquidity Management Policies	71
Investment/Market Risk Management	72
Credit Risk Management	73
Counterparty Risk Management	73
Operational Risk Management	74
Compliance, Regulatory and Legal Risk Management	74
Critical Accounting Policies and Estimates	75
Valuation of Financial Instruments	75
Residential Securities	75
Residential Mortgage Loans	75
Commercial Real Estate Investments	75
Interest Rate Swaps	76
Revenue Recognition	76
Consolidation of Variable Interest Entities	76
Use of Estimates	76
Glossary of Terms	77

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Overview
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are a Maryland corporation founded in 1997 that has elected to be taxed as a REIT. Until the closing of the Internalization (as defined below), we will continue to be externally managed by the Manager. Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.
Recent Developments
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
The Internalization Agreement and the related transactions and agreements were approved by our board of directors (“Board”), with the unanimous approval of the independent directors of the Board, following the unanimous recommendation of the Special Committee. Both the Special Committee and the Manager obtained advice from separate legal and independent financial advisors. The Special Committee was also assisted by an independent compensation consultant that was retained by the Compensation Committee in connection with the employment arrangements discussed above.

The consummation of the Internalization is subject to the satisfaction or waiver of certain conditions and may not close on the terms or under the conditions described in this Quarterly Report on Form 10-Q, or at all. For more information regarding the Internalization, the Internalization Agreement and the various related employment arrangement with our employees (including our senior management), please see our Current Report on Form 8-K filed with the SEC on February 12, 2020.
Appointment of Chief Executive Officer
On March 13, 2020, the Board appointed our Chief Investment Officer David L. Finkelstein as Chief Executive Officer and elected Mr. Finkelstein as a member of the Board. On the same date, Glenn A. Votek stepped down as our Interim Chief Executive Officer and President and was appointed to the role of Senior Advisor for an interim period to assist in the transition of his duties to Mr. Finkelstein. Mr. Votek continues to serve as a member of the Board.

Business Environment and Coronavirus Disease 2019 (“COVID-19”)
Description of pandemic

The first quarter of 2020 marked a global outbreak of COVID-19. The COVID-19 outbreak was declared a pandemic by the World Health Organization on March 11, 2020, and on March 13, 2020, President Trump declared a national emergency in the United States. These conditions have caused a significant disruption in the U.S. and world economies. To slow the spread of COVID-19, many countries, including the U.S., have implemented social distancing measures, which have prohibited large gatherings, including at sporting events, movie theaters, religious services and schools, and many regions, including the majority of U.S. states, have

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

required additional measures, such as shelter-in-place and stay-at-home orders. In certain U.S. cities and states, the COVID-19 outbreak has caused a near total cessation of all non-essential economic activity.  Many businesses have moved to a remote working environment, temporarily suspended operations, laid off a significant percentage of their workforce and/or shut down completely.  These conditions are expected to continue over the near term and may prevail throughout 2020.

Impact on global and U.S. economy, markets and sector

COVID-19 and the related social distancing measures have had a broad negative impact on the U.S. and global economies as many businesses, particularly smaller ones within the service sector, have been forced to close, furlough and/or lay off employees. As a result, U.S. unemployment claims have dramatically risen at unprecedented rates. Other economic activity, including retail sales and industrial production, have slowed as well. Current forecasts of economic activity suggest a meaningful economic contraction in the first half of 2020, with the potential for some economic recovery later in 2020. However, the pace, timing and strength of any recovery are unknown and difficult to predict.

Given the sharp reduction in economic activity, financial markets have seen elevated volatility across nearly every asset class. Interest rate markets have seen yield levels decline to all-time lows, with the entire U.S. Treasury curve out to 10-years declining to levels below one percent due to a combination of strong demand for risk-free assets and declining expectations for future inflation resulting from the economic contraction. Meanwhile, equity markets declined sharply and credit spreads widened as expectations for corporate earnings declined and the impact of COVID-19 on credit assets remains unclear.

As the conditions created by the COVID-19 outbreak became more acute, financial markets began to experience severe dislocations and volatility. In order to maintain adequate liquidity in preparation for the expected economic contraction, companies began to increase cash levels notably in March, in turn de-levering their businesses. In fixed income markets specifically, this created acute selling pressures in U.S. Treasuries and Agency MBS, the two markets with the deepest liquidity profile and hence the greatest potential for raising cash.

In order to increase liquidity, fixed income investors were compelled to sell U.S. Treasuries and Agency MBS, given their comparative liquidity versus other fixed income assets, leading to an excess supply of these assets in need of redistribution. Pressure in financing markets and the need to meet margin obligations created additional selling pressure in U.S. Treasury and Agency MBS markets. This negative feedback loop was ultimately disrupted by the Federal Reserve’s asset purchases and other institutions’ ability to invest sidelined cash at attractive valuations. Other markets, including the market for residential credit and commercial real estate securities, also saw de-levering flows and similar cyclical feedback loops taking place, albeit on a lesser scale.

The de-levering flows impacted the Agency MBS market due to its greater liquidity relative to other less liquid asset classes, and the sector saw meaningful underperformance versus comparable hedges for a short period of time in mid-March. Other securitized asset markets saw similar dramatic underperformance in pricing. Policy makers’ actions appear to have stabilized Agency MBS spreads and other securitized credit markets, both of which tightened meaningfully during the last week of March and continuing into the second quarter of 2020.

The less liquid markets that make up a significant portion of our credit portfolio, such as the residential whole loan, the commercial real estate loan and the middle market lending markets, also experienced significant disruption over this crisis period, marked by a sharp retraction in volumes, and a lack of access to credit for borrowers.

Fed policy and Congressional stimulus

The Federal Reserve and the U.S. Congress have taken steps to attempt to mitigate the materially adverse economic impact from COVID-19 and the deterioration in risk sentiment in financial markets. Similar actions have been taken by numerous governments and central banks around the globe, including many European countries, which were among the other hardest hit countries from the virus.

Specifically, in March the Federal Reserve lowered the Federal Funds Target Rate by an aggregate 1.5% to the current target range of 0-0.25%, established numerous lending facilities to support liquidity and credit intermediation including an expansion of repo operations, and restarted quantitative easing programs in U.S. Treasuries and Agency MBS markets where the Federal Reserve announced it will make “purchases in the amounts needed to support smooth market functioning and effective transmission of monetary policy to broader financial conditions and the economy.” These measures have helped to support financial markets and may assist an economic recovery after the impact of the virus subsides.

In addition to monetary policy response, the U.S. Congress has passed three rounds of fiscal stimulus measures, the most notable being the passage of the $2.2 trillion Coronavirus Aid, Relief, and Economic Security Act (or “CARES Act”), which has included

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

numerous relief measures for households and businesses directly or indirectly impacted by the virus. Relevant to the mortgage industry, the CARES Act includes provisions for COVID-19 related temporary forbearance on federally backed mortgage loans, which allows borrowers of loans guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae to suspend making principal and interest payments for a period of up to 360 days if they are facing hardship. Following the period, mortgage servicers would have to provide several options to impacted borrowers, including a repayment schedule or loan modification, depending on the borrowers’ circumstances. The Federal Housing Finance Agency has affirmed that loans in COVID-19 payment forbearance plans will remain in MBS pools for at least the duration of the forbearance plans. However, it remains unclear whether temporary forbearance will lead to permanent modifications and thus higher buyouts and prepayments in coming months on some portion of loans that are provided forbearance relief. We consider this uncertainty when positioning our Agency MBS portfolio.

Additionally, borrowers in our residential credit portfolio are being granted COVID-19 related forbearances on their mortgage payments. In connection with a portion of mortgage loans in our securitizations, our wholly-owned subsidiary Onslow Bay Financial LLC is responsible for advancing delinquent principal and interest to the securitization trusts for up to four months. We expect cumulative advancing obligations related to the COVID-19 forbearances to be small relative to our overall liquidity position and that these advances may ultimately be recovered.

Active Portfolio Management During the Quarter

During the period of dislocation in March and through the end of the first quarter, maintaining a strong capital position became the primary focus of our asset and liability management strategy. Given that our portfolio is comprised of both liquid and illiquid assets, and our funding is a mixture of recourse and non-recourse facilities, we chose to sell across our liquid securities positions, divesting first in Agency MBS securities, followed by both non-agency residential and commercial mortgage backed securities to maintain appropriate liquidity and a prudent leverage ratio.
At the same time we reduced securitized product asset holdings, we also reduced the size of our hedge portfolio to manage portfolio interest rate exposure in light of MBS duration contraction. During the first quarter of 2020, we eliminated our futures position and reduced interest rate swaps and interest rate swaptions where prudent. We also benefited from our receiver interest rate swaption positioning, which we had entered into late in 2019 and earlier in the first quarter of 2020, a strategy that was explicitly designed to protect us against scenarios of extreme declines in interest rate yield levels. Following these actions, as of March 31, 2020, our portfolio consisted of 93% Agency MBS, and our total portfolio was $99.3 billion, compared to $128.7 billion at December 31, 2019, while our repo balance was accordingly reduced to $72.6 billion from $101.7 billion at December 31, 2019.
In light of portfolio repositioning, we closed the quarter with a strong liquidity position comprised of cash and unencumbered Agency MBS totaling $4.6 billion and total unencumbered assets of $6.9 billion. The profile of our repurchase agreement portfolio remains shorter in average days relative to prior quarters, as term markets have not been as fluid in this environment. However, the health and the liquidity in the FICC market appears relatively stable and we are able to access this financing market through our wholly-owned broker-dealer subsidiary, Arcola. Moreover, our economic leverage at March 31, 2020 was 6.8x, 0.4x lower than at December 31, 2019. Our repo operations remained orderly with no collateral or margining issues, and we continue to focus on protecting our capital through this period of elevated uncertainty.

While January and February saw continued activity in our new origination loan and securitization businesses, there were limited executions in our loan portfolios over the course of March as loan markets across these assets classes have abruptly come to a near-halt since the onset of the pandemic. Our origination and underwriting teams have concentrated their efforts on continued active monitoring of our existing loans, and on maintaining outreach with our borrowers. We engage in regular dialogue with our servicers on the residential credit portion of our portfolio, to ensure that we are keeping in line with the developing industry stance on forbearance. We are in active contact with our sponsors and borrowers in our middle market lending portfolio, and we continue to monitor the specific economic landscape and developments that apply to these borrowers. We believe our middle market lending portfolio is well positioned to withstand the near-term effects of the pandemic given our defensive industry composition and concentrations. In our commercial real estate equity portfolio, we and our operating partners are in frequent communication with our tenants and lenders. Requests for COVID-19-related relief from tenants and commercial real estate borrowers are being handled on a case-by-case basis. All three of our lending businesses continue to engage in active dialogue with their respective credit providers and have had minimal, if any, disruptions.

Business Continuity

Our well-established Business Continuity Planning (“BCP”) has been designed to ensure continued, effective operations through a variety of scenarios including natural disasters and disease pandemics.  It identifies critical systems, processes, roles and third parties, and can be adjusted on a real-time basis to address situations as they arise.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The BCP is regularly updated and tested.  Annual testing includes extensive, remote Disaster Recovery testing and tabletop exercise scenarios with management.  Key tenets of the planning include active communication between our Crisis Response Team, which is comprised of senior leaders across a number of functions, and our internal and external stakeholders to afford efficient, thoughtful, effective responses to evolving emergency situations.
Historical tabletop exercises have included use of CDC Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response / impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning.  These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. We took proactive actions, which included canceling non-essential travel and instituting 100% remote working, ahead of New York State-mandated requirements. To protect the health and well-being of our employees, their families and communities remote work requirements began in phases in early March, culminating with a company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated remotely since that time.
As a result, all of our business activities are currently and will continue to be performed remotely until such time that federal, state and local authorities issue further guidance and our Crisis Response Team deems it appropriate for employees to return to our corporate office. Throughout this period there were no significant changes to processes or controls resulting from remote work requirements.
Outlook
As a diversified capital manager, we strategically allocate capital to seek attractive risk adjusted returns in any operating environment. Looking ahead, we anticipate that our short-term capital allocation strategy will be weighted primarily in the Agency sector while we obtain more information on the outlook for the economy. Given that there are still many unknowns regarding the effects of COVID-19 and considering that, as a levered participant, we must remain focused on the stability of financing available for our investments, we believe that Agency MBS appears to provide an opportunity for strong risk and liquidity adjusted returns in the current market. We view the technical environment for Agency MBS to be positive as we expect that the sector will see continued support from the Federal Reserve. Additionally, we expect the actions of policymakers to dampen volatility and support a normalization of market functioning. While a great deal of uncertainty remains, we view the environment for managing the interest rate and convexity risk in Agency MBS as favorable heading into the second quarter of 2020.
Meanwhile, we anticipate that there may be further dislocations in our other businesses as the economic impact of the actions taken to contain COVID-19 become more pronounced. As we look past the near term, we expect that market participants with sufficient liquidity will be able to take advantage of the numerous options and methods for investment that will likely develop as the residential and commercial finance markets recalibrate.

Economic Environment
The pace of economic growth slowed meaningfully during the first quarter, with U.S. gross domestic product (“GDP”) registering a 4.8% decline on a seasonally adjusted annualized rate. Economic growth contracted as the COVID-19 pandemic led to wide-spread closures of manufacturing and services businesses, while disrupting global supply chains. The economic downturn is expected to increase in the second quarter. Thereafter, the degree, timing and velocity of any recovery is highly uncertain.
The Federal Reserve (“Fed”) currently conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate rose to 4.4% in March after reading just 3.5% in February according to the Bureau of Labor Statistics. The more than nine years of consecutive rising employment came to a halt in March, which recorded 701 thousand job losses, with average monthly job growth in the first quarter of 2020 to decline by 71 thousand, well below the average monthly 210 thousand job gains seen in the prior quarter. The job losses and rise in the unemployment rate are expected to accelerate in the second quarter, as the period since the end of March and throughout April saw a cumulative record 30 million Americans file for unemployment benefits. Though it remains unclear as to how many of these individuals will be reported as unemployed, the likelihood that most of these job seekers have not been able to find work is very high. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, remained roughly unchanged, reading 3.1% in the month of March 2020 compared to 3.0% in December 2019.
Inflation remained below the Fed’s 2% target in the first quarter of 2020 as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.3% year-over-year in March 2020. The more stable core PCE measure, which excludes volatile food and energy prices, registered a similar 1.7% year-over-year increase, roughly in line with the 1.6% year-over-year growth measured in December 2019. Despite the stability in inflation measures in the first quarter, the Fed appears worried that the core and headline PCE measures will continue to decline in coming months given the sharp economic downturn.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

In March, the Federal Open Market Committee (“FOMC”) reduced the Federal Funds Rate outside of regularly scheduled meetings twice by a total of 150 bps to a range 0.00% - 0.25% to fight the COVID-19 related slowdown in the U.S. and global economy. In addition, the FOMC restarted the quantitative easing program and announced a number of lending and liquidity programs to support the U.S. economy. As such, asset purchases and liquidity provisions have increased the Fed’s balance sheet in excess of 50% between the March and April FOMC meetings, a rate of unprecedented growth in light of the severe economic impact of the pandemic.
During the first quarter ending March 31, 2020, the 10-year U.S. Treasury rate rallied 125 bps as the impact of COVID-19 and the related social distancing measures led to sharp underperformance of risk assets and strong demand for interest rate products. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, had a volatile first quarter, rising meaningfully amid higher volatility and increased investor concerns over mortgage refinancing activity. The meaningful widening in the mortgage basis, however, was ultimately predominantly driven by a short period in March, when investors sought liquidity, forcing them to sell U.S. Treasuries and Agency MBS. The widening appeared to be ultimately halted by the Fed’s asset purchases, which have helped to normalize market functioning on a relative basis.
The following table presents interest rates and spreads at each date presented:

	March 31, 2020	December 31, 2019	March 31, 2019
30-Year mortgage current coupon	1.80%	2.71%	3.11%
Mortgage basis	113 bps	79 bps	70 bps
10-Year U.S. Treasury rate	0.67%	1.92%	2.41%
LIBOR
1-Month	0.99%	1.76%	2.49%
6-Month	1.18%	1.91%	2.66%

London Interbank Offered Rate (“LIBOR”) Transition
We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure, review contracts, assess impact to our business, process and technology and define a communication strategy with shareholders, regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition.

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2020 and 2019.

	As of and for the Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
Interest income	$555,026	$866,186
Interest expense	503,473	647,695
Net interest income	51,553	218,491
Realized and unrealized gains (losses)	(3,655,741)	(1,011,926)
Other income (loss)	14,926	30,502
Less: Total general and administrative expenses	77,629	83,737
Income (loss) before income taxes	(3,666,891)	(846,670)
Income taxes	(26,702)	2,581
Net income (loss)	(3,640,189)	(849,251)
Less: Net income (loss) attributable to noncontrolling interests	66	(101)
Net income (loss) attributable to Annaly	(3,640,255)	(849,150)
Less: Dividends on preferred stock	35,509	32,494
Net income (loss) available (related) to common stockholders	$(3,675,764)	$(881,644)
Net income (loss) per share available (related) to common stockholders
Basic	$(2.57)	$(0.63)
Diluted	$(2.57)	$(0.63)
Weighted average number of common shares outstanding
Basic	1,430,994,319	1,398,614,205
Diluted	1,430,994,319	1,398,614,205
Other information
Asset portfolio at period-end	$92,129,743	$114,472,879
Average total assets	$113,606,178	$112,480,038
Average equity	$14,251,937	$14,949,623
Leverage at period-end (1)	6.4:1	6.1:1
Economic leverage at period-end (2)	6.8:1	7.0:1
Capital ratio (3)	12.3%	12.0%
Annualized return on average total assets	(12.82%)	(3.02)%
Annualized return on average equity	(102.17%)	(22.72)%
Net interest margin (4)	0.18%	0.79%
Average yield on interest earning assets (5)	1.91%	3.15%
Average GAAP cost of interest bearing liabilities (6)	1.86%	2.71%
Net interest spread	0.05%	0.44%
Weighted average experienced CPR for the period	13.6%	7.3%
Weighted average projected long-term CPR at period-end	17.7%	11.6%
Common stock book value per share	$7.50	$9.67
Non-GAAP metrics (7)
Interest income (excluding PAA)	$845,748	$948,057
Economic interest expense (6)	$517,453	$513,660
Economic net interest income (excluding PAA)	$328,295	$434,397
Premium amortization adjustment cost (benefit)	$290,722	$81,871
Core earnings (excluding PAA) (8)	$330,218	$433,155
Core earnings (excluding PAA) per common share	$0.21	$0.29
Annualized core return on average equity (excluding PAA)	9.27%	11.59%
Net interest margin (excluding PAA) (4)	1.18%	1.51%
Average yield on interest earning assets (excluding PAA) (5)	2.91%	3.45%
Average economic cost of interest bearing liabilities (6)	1.91%	2.15%
Net interest spread (excluding PAA)	1.00%	1.30%
(1)    Debt consists of repurchase agreements, other secured financing, debt issued by securitization vehicles and mortgages payable. Debt issued by securitization vehicles, certain credit facilities (included within other secured financing), and mortgages payable are non-recourse to us.
(2)    Computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding and net forward purchases (sales) of investments divided by total equity.
(3)    Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positions and exclusive of consolidated VIEs.
(4)    Net interest margin represents our interest income less interest expense divided by the average interest earning assets. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.
(5)    Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is calculated using annualized interest income (excluding PAA).
(6)    Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(7)    Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(8)      Excludes dividends on preferred stock.

GAAP
Net income (loss) was ($3.6) billion, which includes $0.1 million attributable to noncontrolling interests, or ($2.57) per average basic common share, for the three months ended March 31, 2020 compared to ($849.3) million, which includes ($0.1) million attributable to noncontrolling interests, or ($0.63) per average basic common share, for the same period in 2019. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps and net unrealized gains (losses) on instruments measured at fair value through earnings, partially offset by favorable changes in net gains (losses) on disposal of investments and other and net gains (losses) on other derivatives. Net unrealized gains (losses) on interest rate swaps was ($2.8) billion for the three months ended March 31, 2020 compared to ($390.6) million for the same period in 2019. Unrealized gains (losses) on instruments measured at fair value through earnings was for the three months ended March 31, 2020 was ($730.2) million compared to $47.6 million for the same period in 2019. Net gains (losses) on other derivatives was $206.4 million for the three months ended March 31, 2020 compared to ($115.2) million for the same period in 2019. Net gains (losses) on disposal of investments and other was $206.6 million for the three months ended March 31, 2020 compared to ($93.9) million for the same period in 2019. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to this change.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $330.2 million, or $0.21 per average common share, for the three months ended March 31, 2020, compared to $433.2 million, or $0.29 per average common share, for the same period in 2019. The change in core earnings (excluding PAA) during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to increased amortization due to asset sales, lower coupon income resulting from a decrease in the average yield on interest earnings assets and unfavorable changes in the net interest component of interest rate swaps, partially offset by lower interest expense from lower borrowing rates.

Non-GAAP Financial Measures

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures.

•	core earnings (excluding PAA);

•	core earnings (excluding PAA) attributable to common stockholders;

•	core earnings (excluding PAA) per average common share;

•	annualized core return on average equity (excluding PAA);

•	interest income (excluding PAA);

•	economic interest expense;

•	economic net interest income (excluding PAA);

•	average yield on interest earning assets (excluding PAA);

•	average economic cost of interest bearing liabilities;

•	net interest margin (excluding PAA); and

•	net interest spread (excluding PAA).

These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. While intended to offer a fuller understanding of our results and operations, non-GAAP financial measures also have limitations. For example, we may calculate our non-GAAP metrics, such as core earnings (excluding PAA), or the PAA, differently than our peers making comparative analysis difficult. Additionally, in the case of non-GAAP measures that exclude the PAA, the amount of amortization expense excluding the PAA is not necessarily representative of the amount of future periodic amortization nor is it indicative of the term over which we will amortize the remaining unamortized premium. Changes to actual and estimated prepayments will impact the timing and amount of premium amortization and, as such, both GAAP and non-GAAP results.
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
Core earnings (excluding PAA), core earnings (excluding PAA) attributable to common stockholders, core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs. Core earnings (excluding PAA), which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-core income (loss) items), and excludes (g) the premium amortization adjustment (“PAA”) representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, is used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(3,640,189)	$(849,251)
Net income (loss) attributable to noncontrolling interests	66	(101)
Net income (loss) attributable to Annaly	(3,640,255)	(849,150)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	397,561	588,256
Unrealized (gains) losses on interest rate swaps	2,827,723	390,556
Net (gains) losses on disposal of investments and other	(206,583)	93,916
Net (gains) losses on other derivatives	(206,426)	115,159
Net unrealized (gains) losses on instruments measured at fair value through earnings	730,160	(47,629)
Loan loss provision (1)	99,993	5,703
Adjustments to exclude components of other (income) loss
Depreciation and amortization expense related to commercial real estate (2)	7,934	10,114
Non-core (income) loss allocated to equity method investments (3)	19,398	9,496
Adjustments to exclude components of general and administrative expenses and income taxes
Transaction expenses and non-recurring items (4)	7,245	9,982
Income tax effect of non-core income (loss) items	(23,862)	726
Adjustments to add back components of realized and unrealized (gains) losses
TBA dollar roll income and CMBX coupon income (5)	44,904	38,134
MSR amortization (6)	(18,296)	(13,979)
Plus:
Premium amortization adjustment cost (benefit)	290,722	81,871
Core earnings (excluding PAA) (7)	330,218	433,155
Dividends on preferred stock	35,509	32,494
Core earnings (excluding PAA) attributable to common stockholders (7)	$294,709	$400,661
GAAP net income (loss) per average common share	$(2.57)	$(0.63)
Core earnings (excluding PAA) per average common share (7)	$0.21	$0.29
GAAP return (loss) on average equity	(102.17%)	(22.72)%
Core return on average equity (excluding PAA) (7)	9.27%	11.59%

(1)
Includes $0.7 million of loss provision on the Company’s unfunded loan commitments for the three months ended March 31, 2020 which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Includes depreciation and amortization expense related to equity method investments.

(3)	Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).

(4)
The three months ended March 31, 2020 includes costs incurred in connection with securitizations of Agency mortgage-backed securities and residential whole loans as well as costs incurred in connection with the expected Internalization and costs incurred in connection with the CEO transition. The three months ended March 31, 2019 includes costs incurred in connection with a securitization of commercial loans and a securitization of residential whole loans.

(5)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

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
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency mortgage-backed securities. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value in Net gains (losses) on other derivatives in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).
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
The CMBX index is a synthetic tradable index referencing a basket of 25 commercial mortgage-backed securities of a particular rating and vintage. The CMBX index allows investors to take a long position (referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of commercial mortgage-backed securities and is structured as a “pay-as-you-go” contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying commercial mortgage-backed securities as they occur. We report income (expense) on CMBX positions in Net gains (losses) on other derivatives in the Consolidated Statements of Comprehensive Income (Loss). The coupon payments received or paid on CMBX positions is equivalent to interest income (expense) and therefore included in core earnings (excluding PAA).

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Premium amortization expense	$616,937	$247,446
Less: PAA cost (benefit)	290,722	81,871
Premium amortization expense (excluding PAA)	$326,215	$165,575

Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)
Interest income (excluding PAA) represents interest income excluding the effect of the premium amortization adjustment, and serves as the basis for deriving average yield on interest earning assets (excluding PAA), net interest spread (excluding PAA) and net interest margin (excluding PAA), which are discussed below. We believe this measure provides management and investors with additional detail to enhance their understanding of our operating results and trends by excluding the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

related to our Agency mortgage-backed securities (other than interest-only securities, multifamily and reverse mortgages), which can obscure underlying trends in the performance of the portfolio.
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three months ended March 31, 2020.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the three months ended	(dollars in thousands)
March 31, 2020	$555,026	$290,722	$845,748
March 31, 2019	$866,186	$81,871	$948,057
(1) Represents a non-GAAP financial measure.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the three months ended		(dollars in thousands)
March 31, 2020	$503,473	$13,980	$517,453	$51,553	$13,980	$37,573	$290,722	$328,295
March 31, 2019	$647,695	$(134,035)	$513,660	$218,491	$(134,035)	$352,526	$81,871	$434,397
(1) Represents a non-GAAP financial measure.

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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2020	13.6%	17.7%
March 31, 2019	7.3%	11.6%

(1)	For the three months ended March 31, 2020 and 2019, respectively.

(2)	At March 31, 2020 and 2019, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities
Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average economic cost of interest bearing liabilities, which represents annualized economic interest expense divided by average interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as the sum of interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average TBA contract and CMBX balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
March 31, 2020	$116,063,895	$845,748	2.91%	$107,029,466	$517,453	1.91%	328,295	1.00%
March 31, 2019	$109,946,527	$948,057	3.45%	$95,529,819	$513,660	2.15%	434,397	1.30%
(1)    Based on amortized cost.
(2)    Represents a non-GAAP financial measure.
(3)    Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Economic interest expense is comprised of  GAAP interest expense and the net interest component of interest rate swaps.

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
March 31, 2020	$845,748	44,904	(503,473)	(13,980)	$373,199	$116,063,895	9,965,142	$126,029,037	1.18%
March 31, 2019	$948,057	38,134	(647,695)	134,035	$472,531	$109,946,527	14,927,490	$124,874,017	1.51%

(1)	Represents a non-GAAP financial measure.

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.2 million and $1.1 million for the three months ended March 31, 2020 and 2019, respectively.

Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities
Typically, our largest expense is the cost of interest bearing liabilities and the net interest component of interest rate swaps. The table below shows our average interest bearing liabilities and average economic cost of interest bearing liabilities as compared to average one-month and average six-month LIBOR for the periods presented.

Economic Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
March 31, 2020	$107,029,466	$80,750,560	$517,453	1.91%	1.40%	1.49%	(0.09%)	0.51%	0.42%
March 31, 2019	$95,529,819	$96,392,559	$513,660	2.15%	2.50%	2.75%	(0.25%)	(0.35%)	(0.60%)
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. (2) Represents a non-GAAP financial measure.

Economic interest expense increased by $3.8 million for the three months ended March 31, 2020 compared to the same period in 2019. The change was primarily due to the change in the net interest component of interest rate swaps which was ($14.0) million for the three months ended March 31, 2020 compared to $134.0 million for the same period in 2019 and an increase in average interest bearing liabilities, partially offset by lower rates on repurchase agreements.
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
At March 31, 2020 and December 31, 2019, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(3,239,264)	$(844,777)
Net gains (losses) on disposal of investments and other	206,583	(93,916)
Net gains (losses) on other derivatives	206,426	(115,159)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(730,160)	47,629
Loan loss provision	(99,326)	(5,703)
Total	$(3,655,741)	$(1,011,926)

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

Net gains (losses) on interest rate swaps for the three months ended March 31, 2020 was ($3.2) billion compared to ($844.8) million for the same period in 2019, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($2.8) billion for the three months ended March 31, 2020, reflecting a sharper decline in forward interest rates compared to ($390.6) million for the same period in 2019.
Net gains (losses) on disposal of investments and other was $206.6 million for the three months ended March 31, 2020 compared to ($93.9) million for the same period in 2019. For the three months ended March 31, 2020, we disposed of Residential Securities with a carrying value of $41.9 billion for an aggregate net gain of $267.3 million. For the same period in 2019, we disposed of Residential Securities with a carrying value of $10.5 billion for an aggregate net loss of ($92.5) million.
Net gains (losses) on other derivatives was $206.4 million for the three months ended March 31, 2020 compared to ($115.2) million for the same period in 2019. The change in net gains (losses) on other derivatives was primarily comprised of higher net gains on TBA derivatives, which was $431.8 million for the three months ended March 31, 2020 compared to $173.8 million for the same period in 2019, and the change in net gains (losses) on interest rate swaptions, which was $121.6 million for the three months ended March 31, 2020 compared to ($10.3) million for the same period in 2019, partially offset by the change in net gains (losses) on credit derivatives, which was ($63.5) million for the three months ended March 31, 2020 compared to $9.6 million for the same period in 2019.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($730.2) million for the three months ended March 31, 2020 compared to $47.6 million for the same period in 2019, primarily due to unfavorable changes in unrealized gains (losses) on residential loans, credit risk transfer securities and non-Agency mortgage-backed securities, partially offset by favorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs for the three months ended March 31, 2020 compared to the same period in 2019.
For the three months ended March 31, 2020, a loan loss provision of ($99.3) million was recorded on commercial mortgage and corporate loans. For the three months ended March 31, 2019, a loan loss provision of ($5.7) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
March 31, 2020	$77,629	0.27%	2.18%
March 31, 2019	$83,737	0.30%	2.24%

(1)
Includes $7.2 million of transaction costs incurred in connection with securitizations of residential whole loans and Agency mortgage-backed securities as well as costs incurred in connection with the expected Internalization and costs incurred in connection with the CEO transition for the three months ended March 31, 2020. Includes $10.0 million of transaction costs incurred in connection with securitizations of residential whole loans and commercial loans for the three months ended March 31, 2019. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.25% and 0.26% and as a percentage of average equity were 1.98% and 1.97% for the three months ended March 31, 2020 and 2019, respectively.

G&A expenses were $77.6 million for the three months ended March 31, 2020, a decrease of $6.1 million compared to the same period in 2019. The change was largely attributable to a lower management fee in the first quarter of 2020 reflecting lower adjusted stockholders’ equity balances compared to same period in 2019 and lower transaction costs in connection with securitizations in the first quarter of 2020 compared to the same period in 2019.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2020	1.06%	(102.22%)	0.42%	(2.18%)	0.75%	(102.17%)
March 31, 2019	9.43%	(30.66%)	0.82%	(2.24%)	(0.07%)	(22.72%)
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

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Unrealized gain	$3,132,353	$2,267,577
Unrealized loss	(10,982)	(129,386)
Accumulated other comprehensive income (loss)	$3,121,371	$2,138,191

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

The fair value of these securities being less than amortized cost at March 31, 2020 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $96.9 billion and $130.3 billion at March 31, 2020 and December 31, 2019, respectively. The change, consistent with our portfolio repositioning to strengthen our balance sheet in the first quarter of 2020, was primarily due to a decrease in Agency mortgage-backed securities of $34.4 billion, excluding assets transferred or pledged to securitization vehicles, partially offset by increases in cash and cash equivalents of $1.0 billion and assets transferred or pledged to securitization vehicles of $0.7 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2020:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$80,541,012	$13,115,757	$222,871	$4,881,225	$3,582,634	$751,738	$2,150,263	$92,129,743
Debt
Repurchase agreements	70,827,608	12,951,197	184,416	870,159	698,000	—	—	72,580,183
Other secured financing	2,488	—	—	857,647	32,100	—	913,193	1,805,428
Debt issued by securitization vehicles	1,640,688	—	—	2,534,509	2,189,752	—	—	6,364,949
Net forward purchases	(98,424)	—	—	15,123	—	—	—	(83,301)
Mortgages payable	—	—	—	—	—	484,762	—	484,762
Net equity allocated	$8,168,652	$164,560	$38,455	$603,787	$662,782	$266,976	$1,237,070	$10,977,722	(4)

Net equity allocated (%)	75%	1%	—%	6%	6%	2%	11%	100%
Debt/net equity ratio	8.9:1	NM	4.8:1	7.1:1	4.4:1	1.8:1	0.7:1	6.4:1	(5)

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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at March 31, 2020 and December 31, 2019 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2020 and December 31, 2019 we had on our Consolidated Statements of Financial Condition a total of $98.4 million and $156.9

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.9 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended March 31, 2020 and 2019 was 13.6% and 7.3%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of March 31, 2020 and 2019 was 17.7% and 11.6%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$75,727,910	$108,723,414
Adjustable-rate pass-through	631,436	1,524,331
CMO	160,590	160,016
Interest-only	529,636	708,562
Multifamily	1,349,221	1,717,197
Reverse mortgages	58,053	59,847
Total agency securities	$78,456,846	$112,893,367
Residential credit
CRT	$222,871	$531,322
Alt-A	76,260	151,383
Prime	208,636	276,257
Prime interest-only	2,273	3,167
Subprime	129,043	348,979
NPL/RPL	106,083	164,268
Prime jumbo (>= 2010 vintage)	58,665	184,664
Prime jumbo (>= 2010 vintage) interest-only	4,994	7,150
Total residential credit securities	$808,825	$1,667,190
Total Residential Securities	$79,265,671	$114,560,557
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2020 and December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	March 31, 2020	December 31, 2019
Residential Securities (1)	(dollars in thousands)
Principal amount	$73,025,531	$107,412,143
Net premium	3,118,584	4,309,668
Amortized cost	76,144,115	111,721,811
Amortized cost / principal amount	104.27%	104.01%
Carrying value	78,728,618	113,841,402
Carrying value / principal amount	107.81%	105.99%
Weighted average coupon rate	3.89%	3.91%
Weighted average yield	3.44%	3.07%
Adjustable-rate Residential Securities (1)
Principal amount	$1,353,524	$2,513,310
Weighted average coupon rate	4.07%	4.13%
Weighted average yield	5.27%	3.52%
Weighted average term to next adjustment	18 Months	13 Months
Weighted average lifetime cap (2)	0.95%	8.24%
Principal amount at period end as % of total residential securities	1.85%	2.34%
Fixed-rate Residential Securities (1)
Principal amount	$71,672,007	$104,898,833
Weighted average coupon rate	3.88%	3.90%
Weighted average yield	3.41%	3.06%
Principal amount at period end as % of total residential securities	98.15%	97.66%
Interest-only Residential Securities
Notional amount	$4,452,981	$5,447,193
Net premium	696,565	876,129
Amortized cost	696,565	876,129
Amortized cost / notional amount	15.64%	16.08%
Carrying value	537,053	719,155
Carrying value / notional amount	12.06%	13.20%
Weighted average coupon rate	3.74%	3.29%
Weighted average yield	(1.91%)	1.73%
(1) Excludes interest-only mortgage-backed securities. (2) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2020.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$207,849	$—	$207,849	5.22%	0.58%	0.47%	19.72%
Private label credit risk transfer	15,022	—	15,022	6.64%	—%	0.25%	13.84%
Alt-A	76,260	22,183	54,077	4.14%	8.17%	9.66%	16.92%
Prime	208,636	71,312	137,324	4.46%	8.79%	3.63%	18.36%
Prime interest-only	2,273	2,273	—	0.46%	—	0.29%	41.23%
Subprime	129,043	58,726	70,317	2.14%	9.79%	15.55%	6.06%
Re-performing loan securitizations	106,083	—	106,083	4.18%	23.25%	12.09%	6.48%
Prime jumbo (>=2010 vintage)	58,665	25,529	33,136	4.08%	5.84%	0.21%	32.71%
Prime jumbo (>=2010 vintage) interest-only	4,994	4,994	—	0.38%	—	0.38%	22.04%
Total/weighted average (2)	$808,825	$185,017	$623,808	4.39%	7.03%	5.32%	16.06%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of IOs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$207,849	$—	$207,849
Private label credit risk transfer	—	—	15,022	—	15,022
Alt-A	24,791	36,343	15,126	—	76,260
Prime	27,869	156,754	24,013	—	208,636
Prime interest-only	—	—	—	2,273	2,273
Subprime	—	4,272	124,512	259	129,043
Re-performing loan securitizations	—	106,083	—	—	106,083
Prime jumbo (>=2010 vintage)	—	58,665	—	—	58,665
Prime jumbo (>=2010 vintage) interest-only	—	—	—	4,994	4,994
Total	$52,660	$362,117	$386,522	$7,526	$808,825

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2020. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the floating rate. At March 31, 2020, the interest rate swaps had a net fair value of ($1.2) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$72,580,183	$—	$—	$—	$72,580,183
Interest expense on repurchase agreements (1)	158,210	—	—	—	158,210
Other secured financing	885,018	7,217	913,193	—	1,805,428
Interest expense on other secured financing (1)	41,875	56,009	41,858	—	139,742
Debt issued by securitization vehicles (principal)	—	—	206,553	6,469,436	6,675,989
Interest expense on debt issued by securitization vehicles	176,759	263,649	255,653	3,060,939	3,757,000
Mortgages payable (principal)	22,726	39,961	111,844	315,289	489,820
Interest expense on mortgages payable	19,777	38,194	36,621	135,080	229,672
Long-term operating lease obligations	3,868	7,748	7,723	1,931	21,270
Total	$73,888,416	$412,778	$1,573,445	$9,982,675	$85,857,314

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2020.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use FHLB Des Moines advances, securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the three months ended March 31, 2020, we received $4.9 billion from principal repayments and $41.1 billion in cash from disposal of Residential Securities. During the three months ended March 31, 2019, we received $2.4 billion from principal repayments and $7.9 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at March 31, 2020.

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
The major risks impacting capital are capital, liquidity and funding risk, investment/market risk, credit risk, counterparty risk, operational risk and compliance, regulatory and legal risk. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Stockholders’ equity	(dollars in thousands)
7.50% Series D cumulative redeemable preferred stock	$445,457	$445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,304	14,301
Additional paid-in capital	19,968,372	19,966,923
Accumulated other comprehensive income (loss)	3,121,371	2,138,191
Accumulated deficit	(12,382,648)	(8,309,424)
Total stockholders’ equity	$12,703,425	$15,792,017

Capital Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Three Months Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	—	87,000
Amount raised from direct purchase and dividend reinvestment program	$—	$892
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
No shares were issued under the at-the-market sales program during the three months ended March 31, 2020. During the three months ended March 31, 2019, we issued 48.0 million shares for proceeds of $489.0 million, net of commissions and fees, under the at-the-market sales program.
In June 2019, we announced that our Board had authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2020. During the three months ended March 31, 2020, no shares were purchased pursuant to this authorization.
Leverage and Capital
We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there may be continued volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Based on the guidelines, we generally expect to maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.
Our debt-to-equity ratio at March 31, 2020 and December 31, 2019 was 6.4:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity was 6.8:1 and 7.2:1 at March 31, 2020 and December 31, 2019, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and shown net of debt issued by securitization vehicles), was 12.3% and 12.0% at March 31, 2020 and December 31, 2019, respectively.

Risk Management
For more information on COVID-19, including actions we have taken in response, please refer to the section titled “Business Environment and Coronavirus Disease 2019 (“COVID-19”)” within this Item 2.
We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to identify, measure and monitor these risks.
Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We have built a strong and collaborative risk management culture throughout Annaly focused on awareness which supports appropriate understanding and management of our key risks. Each employee is accountable for identifying, monitoring and managing risk within their area of responsibility.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2020, the weighted average days to maturity was 48 days.
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
We maintain access to FHLB funding through our captive insurance subsidiary Truman Insurance Company LLC (“Truman”). A 2016 rule from the Federal Housing Finance Agency (“FHFA”) requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership at the time the rule was enacted, Truman was granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative or other action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period. In February 2020, the FHFA issued a request for input (“RFI”) on FHLB membership. The RFI is part of a holistic review of FHLB membership and requests input on whether FHFA’s existing regulation of FHLB membership ensures that the FHLB system remains safe and sound and able to provide liquidity for housing finance through the housing and business cycle and the advancement of the FHLBs’ housing finance and community development mission.
We utilize diverse funding sources to finance our commercial investments. Aside from FHLB funding, we may utilize credit facilities, securitization funding and, in the case of investments in commercial real estate, CLO securitization funding, mortgage financing and note sales.
At March 31, 2020, we had total financial assets and cash pledged against existing liabilities of $81.0 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2020 compared to the same period in 2019, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2020.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2020	$96,756,341	$72,580,183	$461,123	$—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
March 31, 2018	80,770,663	78,015,431	2,064,862	200,459
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2020. The weighted average remaining maturity on our repurchase agreements and other secured financing was 70 days at March 31, 2020:

	March 31, 2020
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$20,238,083	0.31%	27.2%
2 to 29 days	20,256,162	1.49%	27.2%
30 to 59 days	12,055,306	1.58%	16.2%
60 to 89 days	11,062,283	1.61%	14.9%
90 to 119 days	2,291,460	1.80%	3.1%
Over 120 days (1)	8,482,317	1.91%	11.4%
Total	$74,385,611	1.26%	100.0%

(1)	Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2020:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$72,580,183	1.23%	1.77%	48
Other secured financing (2)	1,805,428	2.56%	2.46%	970
Securitized debt of consolidated VIEs (3)	6,675,989	2.65%	2.83%	7,527
Mortgages payable (3)	489,820	4.05%	4.10%	4,502
Total indebtedness	$81,551,420

(1)    Determined based on estimated weighted-average lives of the underlying debt instruments.
(2)    Includes advances from the Federal Home Loan Bank of Des Moines of $0.9 billion and financing under credit facilities.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2020:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$989,509	$1,834,012	$2,823,521
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	76,869,771	3,495,945	80,365,716
Credit risk transfer securities	129,613	93,258	222,871
Non-agency mortgage-backed securities	497,782	88,172	585,954
Residential mortgage loans (2)	4,130,347	164,924	4,295,271
MSRs	3,110	277,448	280,558
Commercial real estate debt investments (2)	1,895,929	123,571	2,019,500
Commercial real estate debt and preferred equity, held for investment (2)	1,428,953	134,181	1,563,134
Corporate debt, held for investment	1,549,706	600,557	2,150,263
Other assets (3)	—	123,031	123,031
Total financial assets	$87,494,720	$6,935,099	$94,429,819

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(2)	Includes assets transferred or pledged to securitization vehicles.

(3)	Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2020:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$2,823,521
Residential Securities (2) (3)	79,370,674
Residential mortgage loans (4)	1,268,083
Commercial real estate debt investments (5)	91,925
Commercial real estate debt and preferred equity, held for investment (6)	564,592
Corporate debt, held for investment (7)	1,693,283
Total liquid assets	$85,812,078
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (8)	98.91%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $81.0 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2020. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized Agency mortgage-backed securities of consolidated VIEs carried at fair value of $1.8 billion.

(4)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $3.0 billion.

(5)	Excludes securitized commercial mortgage loans of consolidated VIEs carried at fair value of $1.9 billion.

(6)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $0.9 billion.

(7)	Excludes certain second lien loans.

(8)	Denominator is computed based on the carrying amount of encumbered and encumbered financial assets, excluding assets transferred or pledged to securitization vehicles of $7.7 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2020 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$2,823,521	$—	$—	$—	$2,823,521
Agency mortgage-backed securities (principal)	—	5,538	1,513,032	70,354,012	71,872,582
Credit risk transfer securities (principal)	—	—	29,569	425,735	455,304
Non-agency mortgage-backed securities (principal)	260	5,600	69,814	621,971	697,645
Commercial mortgage-backed securities (principal)	—	—	—	114,552	114,552
Total securities	260	11,138	1,612,415	71,516,270	73,140,083
Residential mortgage loans (principal)	—	—	—	1,290,209	1,290,209
Commercial real estate debt and preferred equity (principal)	222,007	54,588	387,919	55,304	719,818
Corporate debt (principal)	—	550	188,697	2,036,353	2,225,600
Total loans	222,007	55,138	576,616	3,381,866	4,235,627
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	7,912,846	7,912,846
Total financial assets - maturity	3,045,788	66,276	2,189,031	82,810,982	88,112,077
Effect of utilizing reset dates (1)	79,954,241	756,884	(1,868,859)	(78,842,266)	—
Total financial assets - interest rate sensitive	$83,000,029	$823,160	$320,172	$3,968,716	$88,112,077
Financial liabilities
Repurchase agreements	$64,483,514	$8,096,669	$—	$—	$72,580,183
Other secured financing	29,534	855,484	7,217	913,193	1,805,428
Debt issued by securitization vehicles (principal)	—	—	206,553	6,469,436	6,675,989
Total financial liabilities - maturity	64,513,048	8,952,153	213,770	7,382,629	81,061,600
Effect of utilizing reset dates (1)(2)	(2,400,649)	(6,210,469)	4,516,347	4,094,771
Total financial liabilities - interest rate sensitive	$62,112,399	$2,741,684	$4,730,117	$11,477,400	$81,061,600

Maturity gap	$(61,467,260)	$(8,885,877)	$1,975,261	$75,428,353	$7,050,477

Cumulative maturity gap	$(61,467,260)	$(70,353,137)	$(68,377,876)	$7,050,477

Interest rate sensitivity gap	$20,887,630	$(1,918,524)	$(4,409,945)	$(7,508,684)	$7,050,477

Cumulative rate sensitivity gap	$20,887,630	$18,969,106	$14,559,161	$7,050,477

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2020. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(13.0%)	0.1%	0.9%
-50 Basis points	(10.1%)	0.3%	1.9%
-25 Basis points	(4.8%)	0.3%	1.8%
+25 Basis points	4.6%	(0.2%)	(1.7%)
+50 Basis points	9.0%	(0.5%)	(4.0%)
+75 Basis points	11.1%	(1.0%)	(6.9%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.3%	9.1%
-15 Basis points	0.8%	5.5%
-5 Basis points	0.2%	1.8%
+5 Basis points	(0.2%)	(1.8%)
+15 Basis points	(0.7%)	(5.4%)
+25 Basis points	(1.2%)	(9.0%)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Credit Risk Management
Key risk parameters have been established to specify our credit risk appetite. We seek to manage credit risk by making investments which conform within the firm’s specific investment policy parameters and optimize risk-return attributes.
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted if overall costs to service the underlying mortgage loans increase due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. Once a commercial investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure.
Our portfolio composition, based on balance sheet values, at March 31, 2020 and December 31, 2019 was as follows:

	March 31, 2020	December 31, 2019
Category
Agency mortgage-backed securities (1)	87.2%	89.5%
Credit risk transfer securities	0.2%	0.4%
Non-agency mortgage-backed securities	0.6%	0.9%
Residential mortgage loans (1)	4.7%	3.3%
Mortgage servicing rights	0.3%	0.3%
Commercial real estate (1) (2)	4.7%	3.9%
Corporate debt	2.3%	1.7%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table summarizes our exposure to counterparties by geography at March 31, 2020:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Geography	(dollars in thousands)
North America	21	$54,978,163	$(424,930)	$2,035,206
Europe	12	13,019,512	(819,379)	926,288
Japan	3	4,582,508	—	246,755
Total	36	$72,580,183	$(1,244,309)	$3,208,249
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
Commercial Real Estate Investments
The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral.  These securities must also be evaluated for impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an other-than-temporary impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations.  For commercial real estate loans and preferred equity investments classified as held for investment, we apply significant judgment in evaluating the need for a loss reserve.  Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses. For commercial real estate loans held for sale, significant judgment may need to be applied in determining the fair value of the loans and whether a valuation allowance is necessary.  Factors that may need to be considered to determine the fair value of a loan held for sale include the borrower’s credit quality, liquidity and other market factors and the fair value of the underlying collateral.

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

Average GAAP Cost of Interest Bearing Liabilities and Average Economic Cost of Interest Bearing Liabilities
Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities.

Average Life
On a mortgage-backed security, the average time to receipt of each dollar of principal, weighted by the amount of each principal prepayment, based on prepayment assumptions.

Average Yield on Interest Earnings Assets and Average Yield on Interest Earnings Assets (excluding PAA)
Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is calculated using annualized interest income (excluding PAA).

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

Core Earnings (excluding PAA) and Core Earnings (excluding PAA) Per Average Common Share
Core earnings is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-core income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Core earnings (excluding PAA) per average common share is calculated by dividing core earnings (excluding PAA) by average basic common shares for the period.

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

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Calculated as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Debt issued by securitization vehicles, certain credit facilities (included within other secured financing) and mortgages payable are non-recourse to us and are excluded from this measure.

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

Net Interest Margin and Net Interest Margin (excluding PAA)
Net interest margin represents our interest income less interest expense divided by average interest earning assets. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.

Net Interest Spread and Net Interest Spread (excluding PAA)
Net interest spread represents the average yield on interest earning assets less the average GAAP cost of interest bearing liabilities. Net interest spread (excluding PAA) represents the average yield on interest earning assets (excluding PAA) less the average economic cost of interest bearing liabilities.

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
Item 2. Management’s Discussion and Analysis

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At March 31, 2020, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the following risk factors relating to the coronavirus disease 2019 (“COVID-19”), there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

The global COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, the U.S. economy, the mortgage REIT industry and our business.

The COVID-19 pandemic is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. COVID-19 and the related social distancing measures have had a broad negative impact on the U.S. and global economies as many businesses, particularly smaller ones within the service-sector, have been forced to close, furlough and/or lay off employees. As a result, U.S. unemployment claims have dramatically risen at unprecedented rates. Other economic activity, including retail sales and industrial production, have slowed as well. Current forecasts of economic activity suggest a meaningful economic contraction in the first half of 2020, with the potential for some economic recovery later in 2020. However, the pace, timing and strength of any recovery are still unknown and difficult to predict.

Beginning in the first quarter of 2020, particularly in March, COVID-19 began to adversely affect the mortgage REIT industry generally. In addition to negative general economic conditions, the impact of COVID-19 caused severe volatility across asset classes, including mortgage-related assets. In order to increase liquidity, fixed income investors were forced to sell U.S. Treasuries and Agency MBS, leading to an excess supply of these assets in need of redistribution. Pressure in financing markets and the need to meet margin obligations (particularly in the mortgage REIT industry in connection with repurchase financing obligations) created additional selling pressure in U.S. Treasury and Agency MBS markets, and widening of credit spreads. Other markets, including the market for residential credit and commercial real estate securities, also experienced similar trends, albeit on a relatively lesser scale.

The conditions related to COVID-19 discussed above have also adversely affected our business and we expect these conditions to continue during 2020. The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgage real estate-related assets, particularly residential real estate assets. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our results of operations. Further, in light of COVID-19’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage real estate related-assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants on our commercial property assets and/or businesses in which we lend to in connection with our middle market lending activities, resulting in potential delinquencies, defaults or declines in asset values. To the extent current conditions persist or worsen, we expect there to be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business.

We may also experience more difficulty in our financing operations. COVID-19 has caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), especially the ability to utilize repurchase financing and the margin requirements related to such financing. The less liquid markets that make up a significant portion of our credit portfolio, including residential securities and whole loans, commercial real estate securities and loans and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

middle market lending, experienced significant disruption over this crisis period, marked by a sharp retraction in volumes and a lack of access to credit for borrowers. If conditions related to COVID-19 persist, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in "Item 1A. Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2019, such as our risks related to our use of leverage, management of our liquidity, exposure to counterparties, our ability to pay dividends in the future and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.

The extent of the COVID 19-related disruptions and the duration of the pandemic are unknown at this time and may be severe.  Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot assure you that these programs will be effective or sufficient at addressing the adverse impacts of the pandemic or otherwise have a positive impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2019 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2020. No shares were repurchased during the quarter ended March 31, 2020. As of March 31, 2020, the maximum dollar value of shares that may yet be purchased under this plan was $1.3 billion.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

10.1
Internalization Agreement, dated February 12, 2020, by and among the Registrant, Annaly Management Company LLL, AMCO Acquisition LLC, AMCO Holding Management Company LLC, the Persons named on Schedule 1 thereto, AMCO OpCo Holding Company LLC, AMCO LP Holding Company LP and AMCO Manager Holdings LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).

10.2
Employment Agreement between David L. Finkelstein and the Registrant, dated as of March 13, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 16, 2020).*

10.3
Employment Agreement between Timothy P. Coffey and the Registrant, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).*

10.4
Severance Rights Agreement between Timothy P. Coffey and the Registrant, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).*

10.5
Employment Agreement between Anthony C. Green and the Registrant, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).*

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

10.6
Severance Rights Agreement between Anthony C. Green and the Registrant, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).*

10.7
Employment Agreement between Serena Wolfe and the Registrant, dated as of February 12, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).*

10.8
Restricted Stock Unit Award Agreement between Glenn A. Votek and the Registrant, dated February 11, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed February 12, 2020).*

31.1
Certification of David L. Finkelstein, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1
Certification of David L. Finkelstein, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS XBRL
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2020 (Unaudited) and December 31, 2019 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2019); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted in Inline XBRL and contained in Exhibit 101).
* Exhibit Numbers 10.2, 10.3, 10.4, 10.5, 10.6, 10.7 and 10.8 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-Q.
† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 7, 2020	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated:	May 7, 2020	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer)

II-1