Form 10-Q
period 2020-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2020-08-06
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2020
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

The number of shares of the registrant’s Common Stock outstanding on July 24, 2020 was 1,402,837,483.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2020 (Unaudited) and December 31, 2019 (Derived from the audited consolidated financial statements at December 31, 2019)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2020 and 2019	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2020 and 2019	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	22
Note 8. Variable Interest Entities	22
Note 9. Real Estate	27
Note 10. Derivative Instruments	28
Note 11. Fair Value Measurements	35
Note 12. Goodwill and Intangible Assets	37
Note 13. Secured Financing	38
Note 14. Capital Stock	41
Note 15. Interest Income and Interest Expense	43
Note 16. Net Income (Loss) per Common Share	44
Note 17. Income Taxes	44
Note 18. Risk Management	45
Note 19. Related Party Transactions	46
Note 20. Lease Commitments and Contingencies	47
Note 21. Arcola Regulatory Requirements	48
Note 22. Subsequent Events	48
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Special Note Regarding Forward-Looking Statements	49
Overview	51
Business Environment and Coronavirus Disease 2019 (“COVID-19”)	51
Results of Operations	54
Financial Condition	63
Capital Management	67
Risk Management	69
Critical Accounting Policies and Estimates	79
Glossary of Terms	81
Item 3. Quantitative and Qualitative Disclosures about Market Risk	89
Item 4. Controls and Procedures	89
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	90
Item 1A. Risk Factors	90
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	90
Item 5. Other Information	90
Item 6. Exhibits	91
SIGNATURES	93

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2020	2019 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,168,816 and $1,648,545, respectively) (2)	$1,393,910	$1,850,729
Securities (includes pledged assets of $70,393,155 and $108,809,569, respectively) (3)	77,805,743	114,833,580
Loans, net (includes pledged assets of $3,017,199 and $3,240,583, respectively) (4)	3,972,671	4,462,350
Mortgage servicing rights (includes pledged assets of $2,517 and $3,336, respectively)	227,400	378,078
Assets transferred or pledged to securitization vehicles	7,690,451	7,002,460
Real estate, net	746,067	725,638
Derivative assets	165,642	113,556
Receivable for unsettled trades	747,082	4,792
Principal and interest receivable	300,089	449,906
Goodwill and intangible assets, net	137,680	92,772
Other assets	271,918	381,220
Total assets	$93,458,653	$130,295,081
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$67,163,598	$101,740,728
Other secured financing	1,538,996	4,455,700
Debt issued by securitization vehicles	6,458,130	5,622,801
Mortgages payable	508,565	485,005
Derivative liabilities	1,257,038	803,866
Payable for unsettled trades	2,122,735	463,387
Interest payable	180,943	476,335
Dividends payable	309,686	357,527
Other liabilities	121,359	93,388
Total liabilities	79,661,050	114,498,737
Stockholders’ equity
Preferred stock, par value $0.01 per share, 85,150,000 authorized, 81,900,000 issued and outstanding	1,982,026	1,982,026
Common stock, par value $0.01 per share, 2,914,850,000 authorized, 1,407,662,483 and 1,430,106,199 issued and outstanding, respectively	14,077	14,301
Additional paid-in capital	19,827,216	19,966,923
Accumulated other comprehensive income (loss)	3,842,074	2,138,191
Accumulated deficit	(11,871,927)	(8,309,424)
Total stockholders’ equity	13,793,466	15,792,017
Noncontrolling interests	4,137	4,327
Total equity	13,797,603	15,796,344
Total liabilities and equity	$93,458,653	$130,295,081

(1)	Derived from the audited consolidated financial statements at December 31, 2019.

(2)	Includes cash of consolidated Variable Interest Entities (“VIEs”) of $74.7 million and $67.5 million at June 30, 2020 and December 31, 2019, respectively.

(3)
Excludes $144.2 million and $102.5 million at June 30, 2020 and December 31, 2019, respectively, of Agency mortgage-backed securities, $398.9 million and $468.0 million at June 30, 2020 and December 31, 2019, respectively, of non-Agency mortgage-backed securities and $381.3 million and $500.3 million at June 30, 2020 and December 31, 2019, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)	Includes $61.1 million and $66.7 million of residential mortgage loans held for sale at June 30, 2020 and December 31, 2019, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income
Interest income	$584,812	$927,598	$1,139,838	$1,793,784
Interest expense	186,032	750,217	689,505	1,397,912
Net interest income	398,780	177,381	450,333	395,872
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(64,561)	83,653	(78,541)	217,688
Realized gains (losses) on termination or maturity of interest rate swaps	(1,521,732)	(167,491)	(1,919,293)	(755,747)
Unrealized gains (losses) on interest rate swaps	1,494,628	(1,276,019)	(1,333,095)	(1,666,575)
Subtotal	(91,665)	(1,359,857)	(3,330,929)	(2,204,634)
Net gains (losses) on disposal of investments and other	246,679	(38,333)	453,262	(132,249)
Net gains (losses) on other derivatives	170,916	(506,411)	377,342	(621,570)
Net unrealized gains (losses) on instruments measured at fair value through earnings	254,772	(4,881)	(475,388)	42,748
Loan loss provision	(68,751)	—	(168,077)	(5,703)
Subtotal	603,616	(549,625)	187,139	(716,774)
Total realized and unrealized gains (losses)	511,951	(1,909,482)	(3,143,790)	(2,921,408)
Other income (loss)	15,224	28,181	30,150	58,683
General and administrative expenses
Compensation and management fee	37,036	44,231	77,861	89,064
Other general and administrative expenses	30,630	34,177	67,434	73,081
Total general and administrative expenses	67,666	78,408	145,295	162,145
Income (loss) before income taxes	858,289	(1,782,328)	(2,808,602)	(2,628,998)
Income taxes	2,055	(5,915)	(24,647)	(3,334)
Net income (loss)	856,234	(1,776,413)	(2,783,955)	(2,625,664)
Net income (loss) attributable to noncontrolling interests	32	(83)	98	(184)
Net income (loss) attributable to Annaly	856,202	(1,776,330)	(2,784,053)	(2,625,480)
Dividends on preferred stock	35,509	32,422	71,018	64,916
Net income (loss) available (related) to common stockholders	$820,693	$(1,808,752)	$(2,855,071)	$(2,690,396)
Net income (loss) per share available (related) to common stockholders
Basic	$0.58	$(1.24)	$(2.00)	$(1.88)
Diluted	$0.58	$(1.24)	$(2.00)	$(1.88)
Weighted average number of common shares outstanding
Basic	1,423,909,112	1,456,038,736	1,427,451,716	1,427,485,102
Diluted	1,423,909,112	1,456,038,736	1,427,451,716	1,427,485,102
Other comprehensive income (loss)
Net income (loss)	$856,234	$(1,776,413)	$(2,783,955)	$(2,625,664)
Unrealized gains (losses) on available-for-sale securities	986,146	1,654,783	2,360,942	3,254,181
Reclassification adjustment for net (gains) losses included in net income (loss)	(265,443)	29,596	(657,059)	90,687
Other comprehensive income (loss)	720,703	1,684,379	1,703,883	3,344,868
Comprehensive income (loss)	1,576,937	(92,034)	(1,080,072)	719,204
Comprehensive income (loss) attributable to noncontrolling interests	32	(83)	98	(184)
Comprehensive income (loss) attributable to Annaly	1,576,905	(91,951)	(1,080,170)	719,388
Dividends on preferred stock	35,509	32,422	71,018	64,916
Comprehensive income (loss) attributable to common stockholders	$1,541,396	$(124,373)	$(1,151,188)	$654,472

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Preferred stock
Beginning of period	$1,982,026	$1,778,168	$1,982,026	$1,778,168
Issuance	—	387,178	—	387,178
Redemption	—	(55,000)	—	(55,000)
End of period	$1,982,026	$2,110,346	$1,982,026	$2,110,346
Common stock
Beginning of period	$14,304	$14,481	$14,301	$13,138
Issuance	—	80	—	1,422
Buyback of common stock	(228)	—	(228)	—
Stock-based award activity	—	—	3	—
Direct purchase and dividend reinvestment	1	1	1	2
End of period	$14,077	$14,562	$14,077	$14,562
Additional paid-in capital
Beginning of period	$19,968,372	$20,112,875	$19,966,923	$18,794,331
Issuance	—	80,009	—	1,397,484
Buyback of common stock	(143,436)	—	(143,436)	—
Stock-based award activity	1,876	1,633	3,325	1,811
Direct purchase and dividend reinvestment	404	902	404	1,793
End of period	$19,827,216	$20,195,419	$19,827,216	$20,195,419
Accumulated other comprehensive income (loss)
Beginning of period	$3,121,371	$(319,376)	$2,138,191	$(1,979,865)
Unrealized gains (losses) on available-for-sale securities	986,146	1,654,783	2,360,942	3,254,181
Reclassification adjustment for net gains (losses) included in net income (loss)	(265,443)	29,596	(657,059)	90,687
End of period	$3,842,074	$1,365,003	$3,842,074	$1,365,003
Accumulated deficit
Beginning of period - unadjusted	$(12,382,648)	$(5,809,931)	$(8,309,424)	$(4,493,660)
Cumulative effect of change in accounting principle for credit losses	—	—	(39,641)	—
Beginning of period - adjusted	(12,382,648)	(5,809,931)	(8,349,065)	(4,493,660)
Net income (loss) attributable to Annaly	856,202	(1,776,330)	(2,784,053)	(2,625,480)
Dividends declared on preferred stock (1)	(35,509)	(32,122)	(71,018)	(64,616)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(309,972)	(364,266)	(667,791)	(798,893)
End of period	$(11,871,927)	$(7,982,649)	$(11,871,927)	$(7,982,649)
Total stockholder’s equity	$13,793,466	$15,702,681	$13,793,466	$15,702,681
Noncontrolling interests
Beginning of period	$4,105	$5,227	$4,327	$5,689
Net income (loss) attributable to noncontrolling interests	32	(83)	98	(184)
Equity contributions from (distributions to) noncontrolling interests	—	(418)	(288)	(779)
End of period	$4,137	$4,726	$4,137	$4,726
Total equity	$13,797,603	$15,707,407	$13,797,603	$15,707,407

(1) See Note titled “Capital Stock” for dividends per share for each class of shares.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(2,783,955)	$(2,625,664)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	881,012	569,406
Amortization of securitized debt premiums and discounts and deferred financing costs	(4,554)	(11,020)
Depreciation, amortization and other noncash expenses	16,895	16,538
Net (gains) losses on disposal of investments and other	(453,262)	132,249
Net (gains) losses on investments and derivatives	3,350,434	2,245,397
Income from unconsolidated joint ventures	(1,349)	2,681
Loan loss provision	168,077	5,703
Payments on purchases of loans held for sale	(90,287)	(134,504)
Proceeds from sales and repayments of loans held for sale	95,551	113,835
Net receipts (payments) on derivatives	(2,538,137)	(2,051,618)
Net change in
Other assets	238,119	(20,707)
Interest receivable	139,240	(75,283)
Interest payable	(295,392)	120,399
Other liabilities	(62,684)	26,498
Net cash provided by (used in) operating activities	(1,340,292)	(1,686,090)
Cash flows from investing activities
Payments on purchases of securities	(17,684,740)	(43,772,939)
Proceeds from sales of securities	46,806,424	13,189,983
Principal payments on securities	9,328,755	6,105,934
Payments on purchases and origination of loans	(1,588,531)	(1,451,086)
Proceeds from sales of loans	510,407	335,700
Principal payments on loans	1,040,569	1,931,237
Investments in real estate	(820)	(11,656)
Proceeds from sales of real estate	—	6,661
Proceeds from reverse repurchase agreements	37,100,000	59,546,512
Payments on reverse repurchase agreements	(37,100,000)	(58,896,472)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,332	256
Cash acquired in asset acquisition	3,793	—
Net cash provided by (used in) investing activities	38,422,189	(23,015,870)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,910,919,740	2,807,924,726
Payments on repurchase agreements and other secured financing	(1,948,434,517)	(2,783,914,681)
Proceeds from issuances of securitized debt	1,423,925	1,614,580
Principal payments on securitized debt	(540,928)	(1,497,815)
Payment of deferred financing cost	(553)	(4,524)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	405	1,787,879
Redemptions of preferred stock	—	(55,000)
Net principal receipts (payments) on mortgages payable	23,373	(12,475)
Net contributions (distributions) from (to) noncontrolling interests	(288)	(779)
Net payment on share repurchase	(143,664)	—
Dividends paid	(786,209)	(893,389)
Net cash provided by (used in) financing activities	(37,538,716)	24,948,522
Net (decrease) increase in cash and cash equivalents	$(456,819)	$246,562
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,850,729	1,735,749
Cash and cash equivalents including cash pledged as collateral, end of period	$1,393,910	$1,982,311
Supplemental disclosure of cash flow information
Interest received	$3,354,991	$2,296,054
Dividends received	$6,180	$4,186
Interest paid (excluding interest paid on interest rate swaps)	$1,498,708	$1,277,824
Net interest paid on interest rate swaps	$358,218	$(190,108)
Taxes received (paid)	$603	$204
Noncash investing activities
Receivable for unsettled trades	$747,082	$5,322
Payable for unsettled trades	$2,122,735	$620,784
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,703,883	$3,344,868
Noncash financing activities
Dividends declared, not yet paid	$309,686	$364,066

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

The Company is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). Prior to the closing of the Internalization (as defined in Note 19) on June 30, 2020, the Company was externally managed by Annaly Management Company LLC (the “Manager”).

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.2 billion and $1.6 billion at June 30, 2020 and December 31, 2019, respectively.
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
The Company has made an accounting policy election not to measure an allowance for loans losses for accrued interest receivable. If interest receivable is deemed to be uncollectible or not collected within 90 days of its contractual due date for commercial loans or 120 days for corporate debt carried at amortized cost, it is written off through a reversal of interest income. Any interest written off that is recovered is recognized as interest income.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2020 and December 31, 2019.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2020	December 31, 2019
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$76,179,651	$112,124,958
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	582,149	768,409
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	362,901	531,322
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	619,840	1,135,868
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	28,557	64,655
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	32,645	208,368
Total securities			77,805,743	114,833,580
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,168,521	1,647,787
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	618,886	669,713
Loans, net	Corporate debt held for investment, net	Amortized cost	2,185,264	2,144,850
Total loans, net			3,972,671	4,462,350
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	1,832,708	1,122,588
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,832,502	2,598,374
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,150,623	2,345,120
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	874,618	936,378
Total assets transferred or pledged to securitization vehicles			7,690,451	7,002,460
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	67,163,598	101,740,728
Other secured financing	Loans	Amortized cost	1,538,996	4,455,700
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	6,458,130	5,622,801
Mortgages payable	Loans	Amortized cost	508,565	485,005
(1)     Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
(2)     Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3)     Includes interest-only securities and reverse mortgages.
(4)     Includes single-asset / single-borrower CMBS.

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
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). There was no impairment recognized for the three or six months ended June 30, 2020 and 2019.
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the six months ended June 30, 2020:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$114,560,557	$273,023	$114,833,580
Purchases	19,317,457	—	19,317,457
Sales and transfers (1)	(47,391,453)	(194,057)	(47,585,510)
Principal paydowns	(9,302,451)	(4,933)	(9,307,384)
(Amortization) / accretion	(887,336)	378	(886,958)
Fair value adjustment	1,447,767	(13,209)	1,434,558
Ending balance June 30, 2020	$77,744,541	$61,202	$77,805,743

(1) Includes transfers to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$67,681,807	$3,078,694	$(25,303)	$70,735,198	$3,479,647	$(214)	$74,214,631
Adjustable-rate pass-through	560,942	5,136	(3,063)	563,015	26,130	(5)	589,140
CMO	149,798	2,334	—	152,132	10,542	—	162,674
Interest-only	3,363,096	640,320	—	640,320	12,892	(130,278)	522,934
Multifamily	1,144,549	14,609	(1,108)	1,158,050	55,226	(70)	1,213,206
Reverse mortgages	53,931	4,622	—	58,553	701	(39)	59,215
Total agency securities	$72,954,123	$3,745,715	$(29,474)	$73,307,268	$3,585,138	$(130,606)	$76,761,800
Residential credit
CRT (1)	$423,284	$10,439	$(1,144)	$419,428	$112	$(56,639)	$362,901
Alt-A	106,758	52	(20,570)	86,240	5,093	(681)	90,652
Prime	179,368	4,320	(14,649)	169,039	9,544	(1,538)	177,045
Prime interest-only	280,259	2,906	—	2,906	—	(974)	1,932
Subprime	135,160	—	(20,853)	114,307	6,396	(16)	120,687
NPL/RPL	191,529	791	(1,423)	190,897	1,644	(2,026)	190,515
Prime jumbo (>=2010 vintage)	39,977	—	(4,656)	35,321	666	(400)	35,587
Prime jumbo (>=2010 vintage) Interest-only	448,980	8,185	—	8,185	—	(4,763)	3,422
Total residential credit securities	$1,805,315	$26,693	$(63,295)	$1,026,323	$23,455	$(67,037)	$982,741
Total Residential Securities	$74,759,438	$3,772,408	$(92,769)	$74,333,591	$3,608,593	$(197,643)	$77,744,541
Commercial
Commercial Securities	$74,458	$66	$(7,692)	$66,832	$—	$(5,630)	$61,202
Total securities	$74,833,896	$3,772,474	$(100,461)	$74,400,423	$3,608,593	$(203,273)	$77,805,743

	December 31, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$102,448,565	$4,345,053	$(46,614)	$106,747,004	$2,071,583	$(95,173)	$108,723,414
Adjustable-rate pass-through	1,474,818	72,245	(1,400)	1,545,663	10,184	(31,516)	1,524,331
CMO	156,937	2,534	—	159,471	545	—	160,016
Interest-only	4,486,845	862,905	—	862,905	2,787	(157,130)	708,562
Multifamily	1,619,900	19,981	(2,280)	1,637,601	82,292	(2,696)	1,717,197
Reverse mortgages	54,553	5,053	—	59,606	550	(309)	59,847
Total agency investments	$110,241,618	$5,307,771	$(50,294)	$111,012,250	$2,167,941	$(286,824)	$112,893,367
Residential credit
CRT (1)	$517,110	$15,850	$(2,085)	$515,950	$16,605	$(1,233)	$531,322
Alt-A	160,957	250	(22,306)	138,901	12,482	—	151,383
Prime	277,076	3,362	(17,794)	262,644	14,142	(529)	276,257
Prime interest-only	391,234	3,757	—	3,757	—	(590)	3,167
Subprime	370,263	1,356	(59,727)	311,892	37,205	(118)	348,979
NPL/RPL	164,180	351	(440)	164,091	191	(14)	164,268
Prime jumbo (>=2010 vintage)	182,709	1,026	(4,281)	179,454	5,360	(150)	184,664
Prime jumbo (>=2010 vintage) Interest-only	554,189	9,001	—	9,001	—	(1,851)	7,150
Total residential credit securities	$2,617,718	$34,953	$(106,633)	$1,585,690	$85,985	$(4,485)	$1,667,190
Total Residential Securities	$112,859,336	$5,342,724	$(156,927)	$112,597,940	$2,253,926	$(291,309)	$114,560,557
Commercial
Commercial Securities	$263,965	$10,873	$(9,393)	$265,445	$7,710	$(132)	$273,023
Total securities	$113,123,301	$5,353,597	$(166,320)	$112,863,385	$2,261,636	$(291,441)	$114,833,580

(1)	Principal/Notional amount includes $13.2 million and $14.9 million of a CRT interest-only security as of June 30, 2020 and December 31, 2019, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Investment Type	(dollars in thousands)
Fannie Mae	$54,418,283	$76,656,831
Freddie Mac	22,206,471	36,087,100
Ginnie Mae	137,046	149,436
Total	$76,761,800	$112,893,367

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at June 30, 2020 and December 31, 2019, according to their estimated weighted average life classifications:

	June 30, 2020		December 31, 2019
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$1,209,988	$1,206,144	$3,997	$4,543
Greater than one year through five years	56,873,831	54,319,935	36,290,254	35,581,833
Greater than five years through ten years	18,855,032	18,027,945	77,732,756	76,504,845
Greater than ten years	805,690	779,567	533,550	506,719
Total	$77,744,541	$74,333,591	$114,560,557	$112,597,940

The estimated weighted average lives of the Residential Securities at June 30, 2020 and December 31, 2019 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019.

	June 30, 2020			December 31, 2019
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$312,936	$(284)	7	$7,388,239	$(24,056)	139
12 Months or more	1,563	(5)	2	11,619,280	(105,329)	352
Total	$314,499	$(289)	9	$19,007,519	$(129,385)	491

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

During the three and six months ended June 30, 2020, the Company disposed of $5.5 billion and $47.4 billion of Residential Securities, respectively. During the three and six months ended June 30, 2019, the Company disposed of $9.1 billion and $19.5 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2020 and 2019.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2020	$272,382	$(12,496)	$259,886
June 30, 2019	$21,017	$(55,316)	$(34,299)
For the six months ended
June 30, 2020	$811,637	$(284,494)	$527,143
June 30, 2019	$23,543	$(150,356)	$(126,813)

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of June 30, 2020 and December 31, 2019, the Company reported $1.2 billion and $1.6 billion, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company recorded loan loss provisions of $68.8 million and $168.1 million for the three and six months ended June 30, 2020, respectively. The Company recorded loan loss provisions of $0.0 and $5.7 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company’s loan loss provision was $206.7 million and $20.1 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the six months ended June 30, 2020:

	Residential	Commercial	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$1,647,787	$669,713	$2,144,850	$4,462,350
Impact of adopting CECL	—	(3,600)	(29,653)	(33,253)
Purchases / originations	841,507	187,195	663,396	1,692,098
Sales and transfers (1)	(1,184,947)	(97,623)	(299,628)	(1,582,198)
Principal payments	(98,636)	(59,675)	(273,556)	(431,867)
Gains / (losses) (2)	(33,035)	(78,648)	(26,917)	(138,600)
(Amortization) / accretion	(4,155)	1,524	6,772	4,141
Ending balance June 30, 2020	$1,168,521	$618,886	$2,185,264	$3,972,671

(1) Includes securitizations, syndications and transfers to securitization vehicles.
(2) Includes loan loss allowances.

The carrying value of the Company’s residential loans held for sale was $61.1 million and $66.7 million at June 30, 2020 and December 31, 2019, respectively. There were no commercial loans held for sale at June 30, 2020 and December 31, 2019.

The Company also has off-balance-sheet credit exposures related to unfunded loan commitments, including revolvers, delayed draw term loans and future funding commitments that are not unconditionally cancelable by the Company. The Company utilizes the same methodology in calculating the liability related to the expected credit losses on these exposures as it does for the calculation of the allowance for loan losses. In determining the estimate of credit losses for off-balance-sheet credit exposures, the Company will consider the contractual period in which the entity is exposed to credit risk and the likelihood that funding will occur, if material. Estimated credit losses for off-balance-sheet credit exposures are included in Other liabilities on the Company’s Consolidated Statements of Financial Condition.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at June 30, 2020 and December 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$4,001,023	$4,246,161
Unpaid principal balance	$3,989,923	$4,133,149

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 for these investments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)
Interest income	$42,872	$35,025	$90,429	$65,016
Net gains (losses) on disposal of investments and other	(5,376)	(4,605)	(17,376)	(9,828)
Net unrealized gains (losses) on instruments measured at fair value through earnings	110,545	25,891	(82,218)	43,712
Total included in net income (loss)	$148,041	$56,311	$(9,165)	$98,900

The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2020 and December 31, 2019 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2020		December 31, 2019
Property location	% of Balance	Property location	% of Balance
California	51.1%	California	52.1%
New York	11.4%	New York	10.5%
Florida	5.7%	Florida	5.3%
All other (none individually greater than 5%)	31.8%	All other (none individually greater than 5%)	32.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$433	$1 - $3,448	$459
Interest rate	0.88% - 9.24%	4.90%	2.00% - 8.38%	4.94%
Maturity	7/1/2029 - 4/1/2060	4/15/2048	1/1/2028 - 12/1/2059	12/29/2047
FICO score at loan origination	505 - 829	757	505 - 829	758
Loan-to-value ratio at loan origination	8% - 105%	67%	8% - 105%	67%
At June 30, 2020 and December 31, 2019, approximately 34% and 36%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
For the three months ended June 30, 2020, the Company recorded a loan loss provision on impaired collateral dependent commercial loans of $22.0 million with a principal balance and carrying value, net of allowances of $96.9 million and $57.8 million, respectively, based upon the fair value of the underlying collateral. There was no provision for loan loss recorded for the three months ended June 30, 2019. For the six months ended June 30, 2020, the Company recorded a loan loss provision on impaired collateral dependent commercial loans of $74.1 million with a principal balance and carrying value, net of allowances of $175.1 million and $95.2 million, respectively, based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in level three of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value.
For the six months ended June 30, 2019, the Company recorded a loan loss provision of $5.7 million on commercial loans with a principal balance and carrying value, net of allowances of $36.6 million and $30.9 million, respectively.
As a result of the implementation of the Loss given default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020. For the three and six months ended June 30, 2020, the Company recorded a loan loss allowance of $39.1 million and $62.3 million, respectively, based upon its Loss given default methodology.
At June 30, 2020 and December 31, 2019, the amortized cost basis of commercial loans on nonaccrual status was $101.0 million and $175.2 million, respectively.
At June 30, 2020 and December 31, 2019, the Company had unfunded commercial real estate loan commitments of $129.6 million and $181.4 million, respectively. At June 30, 2020, the liability related to the expected credit losses on the unfunded commercial loan commitments was $5.9 million.
At June 30, 2020 and December 31, 2019, approximately 94% and 92%, respectively, of the carrying value, net of allowances of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The sector attributes of the Company’s commercial real estate investments held for investment at June 30, 2020 and December 31, 2019 were as follows:

	Sector Dispersion
	June 30, 2020		December 31, 2019
	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
	(dollars in thousands)
Office	$660,994	44.2%	$681,129	42.4%
Retail	326,695	21.9%	389,076	24.2%
Multifamily	279,943	18.7%	262,302	16.3%
Hotel	116,053	7.8%	135,681	8.4%
Industrial	59,137	4.0%	82,441	5.1%
Other	31,637	2.1%	36,589	2.3%
Healthcare	19,045	1.3%	18,873	1.3%
Total	$1,493,504	100.0%	$1,606,091	100.0%

At June 30, 2020 and December 31, 2019, commercial real estate investments held for investment were comprised of the following:

	June 30, 2020			December 31, 2019
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$512,278	$496,765	31.0%	$503,499	$499,690	30.9%
Senior securitized mortgages (3)	939,951	874,618	57.0%	940,546	936,378	57.8%
Mezzanine loans	198,075	122,121	12.0%	183,064	170,023	11.3%
Total	$1,650,304	$1,493,504	100.0%	$1,627,109	$1,606,091	100.0%

(1)	Carrying value includes unamortized origination fees of $6.9 million and $8.3 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Based on outstanding principal.

(3)	Represents assets of consolidated VIEs.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at June 30, 2020 and December 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	176,077	—	12,010	188,087
Principal payments	(59,675)	(55,719)	—	(115,394)
Principal write off	—	—	(7,000)	(7,000)
Transfers	(107,623)	54,472	10,000	(43,151)
Net (increase) decrease in origination fees	(812)	—	(80)	(892)
Realized gain	204	—	—	204
Amortization of net origination fees	1,430	1,211	94	2,735
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,264)	(4,166)	(1,336)	(7,766)
Current period allowance	(10,262)	(57,558)	(68,590)	(136,410)
Write offs	—	—	7,000	7,000
Ending allowance	(12,526)	(61,724)	(75,629)	(149,879)
Net carrying value (June 30, 2020)	$496,765	$874,618	$122,121	$1,493,504

December 31, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	572,204	—	21,709	593,913
Principal payments	(16,785)	(150,245)	(149,633)	(316,663)
Transfers	(1,034,754)	1,083,487	(8,675)	40,058
Net (increase) decrease in origination fees	(4,200)	—	(184)	(4,384)
Amortization of net origination fees	2,023	3,136	412	5,571
Net (increase) decrease in allowance	—	—	(9,207)	(9,207)
Net carrying value (December 31, 2019)	$499,690	$936,378	$170,023	$1,606,091

(1) Represents assets of consolidated VIEs.
(2) Excludes loan loss allowances.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of June 30, 2020.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	Prior
(dollars in thousands)
1-4 / Performing	$350,361	$91,417	$166,518	$—	$12,675	$—	$79,751
5 / Performing - Closely Monitored	264,420	—	158,806	—	39,883	65,731	—
6 / Performing - Special Mention	666,561	67,312	218,925	268,236	60,565	—	51,523
7 / Substandard	67,003	—	—	67,003	—	—	—
8 / Doubtful	145,159	—	—	37,374	107,785	—	—
9 / Loss (2)	—	—	—	—	—	—	—
Total	$1,493,504	$158,729	$544,249	$372,613	$220,908	$65,731	$131,274

(1) The amortized cost basis excludes accrued interest. As of June 30, 2020, the Company had $4.3 million of accrued interest receivable on commercial loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.
(2) Includes two commercial mezzanine loans for which the Company recorded a full loan loss allowance of $46.6 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Corporate Debt
The Company’s investments in corporate loans typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of five to seven years. In connection with these senior secured loans, the Company receives a security interest in certain assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method.
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
For the six months ended June 30, 2020, the Company recorded a loan loss provision of $10.0 million on impaired corporate loans using a discounted cash flow methodology with a beginning principal balance and carrying value, net of allowances of $29.3 million and $4.3 million, respectively. During the six months ended June 30, 2020, a loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off. There was no provision for loan loss recorded on corporate loans for the six months ended June 30, 2019.
As a result of the implementation of the Loss given default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020. For the three and six months ended June 30, 2020, the Company recorded a loan loss allowance on corporate loans of $7.6 million and $21.7 million, respectively, based upon its Loss given default methodology.
As of June 30, 2020 and December 31, 2019, the amortized cost basis of corporate loans on nonaccrual status was $0 and $12.2 million, respectively.
At June 30, 2020 and December 31, 2019, the Company had unfunded corporate loan commitments of $74.9 million and $81.2 million, respectively. At June 30, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $0.8 million.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at June 30, 2020 and December 31, 2019 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	June 30, 2020	December 31, 2019
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$406,827	$394,193
Management & Public Relations Services	277,511	339,179
Industrial Inorganic Chemicals	147,622	—
Miscellaneous Business Services	122,279	164,033
Public Warehousing & Storage	116,967	107,029
Engineering, Architectural, and Surveying	110,926	124,201
Metal Cans & Shipping Containers	108,333	118,456
Offices & Clinics of Doctors of Medicine	104,000	106,993
Surgical, Medical & Dental Instruments & Supplies	99,657	102,182
Electronic Components & Accessories	77,788	24,000
Insurance Agents, Brokers and Service	70,978	75,410
Telephone Communications	57,482	61,210
Miscellaneous Health & Allied Services, not elsewhere classified	52,177	78,908
Miscellaneous Equipment Rental & Leasing	49,505	49,776
Electric Work	40,642	43,175
Medical & Dental Laboratories	35,231	41,344
Metal Forgings & Stampings	29,739	—
Research, Development & Testing Services	29,541	45,610
Home Health Care Services	28,896	29,361
Motor Vehicles and Motor Vehicle Parts & Supplies	28,415	28,815
Legal Services	27,923	—
Petroleum and Petroleum Products	24,745	24,923
Grocery Stores	22,948	23,248
Coating, Engraving and Allied Services	20,298	47,249
Schools & Educational Services, not elsewhere classified	19,331	19,586
Drugs	15,856	15,923
Chemicals & Allied Products	14,844	15,002
Machinery, Equipment & Supplies	12,419	—
Mailing, Reproduction, Commercial Art and Photography and Stenographic	12,356	14,755
Offices and Clinics of Other Health Practitioners	10,091	10,098
Miscellaneous Plastic Products	9,937	10,000
Nonferrous Foundries (Castings)	—	30,191
Total	$2,185,264	$2,144,850

(1) All middle market lending positions are floating rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
First lien loans	$1,357,123	$1,396,140
Second lien loans	828,141	748,710
Total	$2,185,264	$2,144,850

The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at June 30, 2020 and December 31, 2019:

June 30, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	484,393	179,003	663,396
Principal payments	(247,658)	(25,898)	(273,556)
Amortization & accretion of (premium) discounts	4,898	1,874	6,772
Loan restructuring	(19,550)	2,818	(16,732)
Sales	(248,258)	(47,382)	(295,640)
Syndications	5,600	—	5,600
Allowance for loan losses			—
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period allowance	(19,549)	(12,118)	(31,667)
Write offs	11,894	—	11,894
Ending allowance	(25,805)	(30,984)	(56,789)
Net carrying value (June 30, 2020)	$1,357,123	$828,141	$2,185,264

(1) Excludes loan loss allowances.

December 31, 2019
	First Lien	Second Lien	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$1,346,356	$540,826	$1,887,182
Originations & advances	542,463	345,573	888,036
Principal payments	(228,302)	(140,625)	(368,927)
Amortization & accretion of (premium) discounts	5,960	2,936	8,896
Sales	(262,974)	—	(262,974)
Net (increase) decrease in allowance	(7,363)	—	(7,363)
Net carrying value (December 31, 2019)	$1,396,140	$748,710	$2,144,850

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the amortized cost basis of corporate debt held for investment as of June 30, 2020 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	2015	Revolvers
(dollars in thousands)
1-5 / Performing	$1,613,987	$275,139	$413,306	$503,077	$301,941	$72,187	$34,048	$14,289
6 / Performing - Closely Monitored	382,619	—	77,211	221,072	38,366	44,728	—	1,242
7 / Substandard	172,548	—	23,911	108,333	40,304	—	—	—
8 / Doubtful	16,623	—	—	12,356	4,267	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$2,185,777	$275,139	$514,428	$844,838	$384,878	$116,915	$34,048	$15,531

(1) The amortized cost basis excludes accrued interest and costs related to unfunded loans. As of June 30, 2020, the Company had $11.4 million of accrued interest receivable on corporate loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.

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
The following table presents activity related to MSRs for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)
Fair value, beginning of period	$280,558	$500,745	$378,078	$557,813
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	(27,629)	(55,749)	(106,854)	(98,838)
Other changes, including realization of expected cash flows	(25,529)	(19,668)	(43,824)	(33,647)
Fair value, end of period	$227,400	$425,328	$227,400	$425,328

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and six months ended June 30, 2020, the Company recognized $16.4 million and $39.2 million, respectively, and for the three and six months ended June 30, 2019, the Company recognized $27.5 million and $55.2 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.3 billion and $2.3 billion at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at June 30, 2020 and 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Collateralized Loan Obligation
In February 2019, the Company closed NLY 2019-FL2, a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of June 30, 2020 a total of $610.1 million of notes were held by third parties and the Company retained or purchased $196.6 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the year ended December 31, 2019. The aggregate unpaid principal balance of loans in the CLO was $857.3 million at June 30, 2020 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at June 30, 2020 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at June 30, 2020.
Multifamily Securitization
In November 2019, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest only securities with a notional balance of $0.5 billion. The Company determined that it was the primary beneficiary based upon its involvement in the design of these VIEs. The Company elected the fair value option for the financial liabilities of these VIEs in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase. The Company incurred $1.1 million of costs in connection with this multifamily securitization that were expensed as incurred during the six months ended June 30, 2020.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $43.2 million and $57.3 million at June 30, 2020 and December 31, 2019, respectively.
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

As of June 30, 2020, a total of $2.3 billion of bonds were held by third parties and the Company retained $526.3 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $0.0 and $3.0 million of costs during the three months ended June 30, 2020 and 2019, respectively, and $3.7 million and $4.7 million of costs during the six months ended June 30, 2020 and 2019, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $2.3 billion at June 30, 2020.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2020, the borrowing limit on this facility was $625.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $741.3 million at June 30, 2020. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At June 30, 2020, the subsidiary had an intercompany receivable of $426.4 million, which eliminates upon consolidation and a secured financing of $426.4 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2020, the borrowing limit on this facility was $320.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $454.9 million at June 30, 2020, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At June 30, 2020, the subsidiary had a secured financing of $257.8 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $336.8 million at June 30, 2020. As of June 30, 2020, the Borrower had a secured financing of $211.6 million to the third party financial institution.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.6 billion at June 30, 2020. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, credit facility VIEs and OBX Trusts as the transfers of loans did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019 are as follows:

June 30, 2020
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$74,654
Loans	—	—	61,147
Assets transferred or pledged to securitization vehicles	2,150,623	60,948	—
Mortgage servicing rights	—	—	227,400
Principal and interest receivable	5,405	364	—
Other assets	—	—	23,581
Total assets	$2,156,028	$61,312	$386,782
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,830,018	$43,408	$—
Other secured financing	—	—	33,896
Payable for unsettled trades	—	—	11,720
Interest payable	1,622	104	—
Other liabilities	—	129	2,378
Total liabilities	$1,831,640	$43,641	$47,994

December 31, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$67,455
Loans	—	—	66,722
Assets transferred or pledged to securitization vehicles	2,345,120	75,924	—
Mortgage servicing rights	—	—	378,078
Principal and interest receivable	7,085	408	—
Other assets	—	—	27,021
Total assets	$2,352,205	$76,332	$539,276
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,967,523	$57,905	$—
Other secured financing	—	—	38,981
Payable for unsettled trades	—	—	18,364
Interest payable	3,008	137	—
Other liabilities	—	78	2,393
Total liabilities	$1,970,531	$58,120	$59,738

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the CLO, OBX Trusts and credit facility VIEs, at June 30, 2020 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
California	$1,270,544	38.7%	California	$27,442	45.0%
Texas	478,457	14.6%	Texas	8,309	13.6%
New York	370,697	11.3%	Illinois	6,534	10.7%
Florida	196,495	6.0%	Other (1)	18,695	30.7%
Other (1)	968,561	29.4%
Total	$3,284,754	100.0%	Total	$60,980	100.0%

(1)	No individual state greater than 5%.

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

There was no real estate acquired in settlement of residential mortgage loans at June 30, 2020 or December 31, 2019 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
During the six months ended June 30, 2020, the Company entered into a deed-in-lieu of foreclosure agreement and took title of a commercial real estate property with a basis of $35.3 million. There were no new acquisitions of real estate holdings during the six months ended June 30, 2019. No properties were sold during the six months ended June 30, 2020. The Company sold one of its wholly owned triple net leased properties during the six months ended June 30, 2019 for $6.7 million and recognized a gain on sale of $2.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The weighted average amortization period for intangible assets and liabilities at June 30, 2020 is 5.4 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	June 30, 2020	December 31, 2019
Real estate, net	(dollars in thousands)
Land	$135,220	$121,720
Buildings and improvements	593,758	571,396
Furniture, fixtures and equipment	11,375	11,238
Subtotal	740,353	704,354
Less: accumulated depreciation	(98,770)	(87,532)
Total real estate held for investment, at amortized cost, net	641,583	616,822
Equity in unconsolidated joint ventures	104,484	108,816
Total real estate, net	$746,067	$725,638

Depreciation expense was $6.0 million and $11.2 million for the three and six months ended June 30, 2020, respectively. Depreciation expense was $6.0 million and $11.8 million for the three and six months ended June 30, 2019, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at June 30, 2020 for consolidated investments in real estate are as follows:

June 30, 2020
(dollars in thousands)
2020 (remaining)	$27,410
2021	53,386
2022	48,948
2023	45,517
2024	41,734
Later years	188,627
Total	$405,622

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At June 30, 2020 and December 31, 2019, $1.8 billion and$517.8 million of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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
Credit Derivatives – The Company may enter into credit derivatives referencing a commercial mortgage-backed securities index, such as the CMBX index, and synthetic total return swaps.
The table below summarizes fair value information about our derivative assets and liabilities at June 30, 2020 and December 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Derivatives Instruments	June 30, 2020	December 31, 2019
Assets	(dollars in thousands)
Interest rate swaps	$—	$1,199
Interest rate swaptions	41,668	11,580
TBA derivatives	123,974	15,181
Futures contracts	—	77,889
Purchase commitments	—	2,050
Credit derivatives (1)	—	5,657
	$165,642	$113,556
Liabilities
Interest rate swaps	$1,198,970	$706,862
TBA derivatives	5,778	11,316
Futures contracts	17,579	84,781
Purchase commitments	—	907
Credit derivatives (1)	34,711	—
	$1,257,038	$803,866

(1)
The notional amount of the credit derivatives in which the Company purchased protection was $0.0 and $10.0 million at June 30, 2020 and December 31, 2019, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $495.0 million and $345.0 million at June 30, 2020 and December 31, 2019, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2020 and December 31, 2019:

June 30, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$15,469,400	0.20%	0.42%	2.37
3 - 6 years	6,215,450	0.73%	0.15%	4.09
6 - 10 years	5,456,500	1.51%	1.18%	8.22
Greater than 10 years	1,709,000	3.16%	0.57%	19.60
Total / Weighted average	$28,850,350	1.01%	0.75%	4.87

December 31, 2019
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$38,942,400	1.60%	1.84%	1.29
3 - 6 years	16,097,450	1.77%	1.87%	4.30
6 - 10 years	16,176,500	2.20%	2.02%	9.00
Greater than 10 years	2,930,000	3.76%	1.86%	17.88
Total / Weighted average	$74,146,350	1.84%	1.89%	4.23

(1)
As of June 30, 2020, 17%, 80% and 3% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2019, 75% and 25% of the Company’s interest rate swaps were linked to LIBOR and the overnight index swap rate, respectively.

(2)	There were no forward starting swaps at June 30, 2020 and December 31, 2019.

(3)
As of June 30, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table presents swaptions outstanding at June 30, 2020 and December 31, 2019.

June 30, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,625,000	1.60%	3M LIBOR	10.45	6.60
Long receive	$250,000	1.66%	3M LIBOR	10.53	6.27

December 31, 2019
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,675,000	2.53%	3M LIBOR	9.22	4.66
Long receive	$2,000,000	1.49%	3M LIBOR	10.29	3.40

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s TBA derivatives at June 30, 2020 and December 31, 2019:

June 30, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$18,381,000	$19,030,505	$19,148,701	$118,196
Net TBA derivatives	$18,381,000	$19,030,505	$19,148,701	$118,196

December 31, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,043,000	$10,182,891	$10,192,038	$9,147
Sale contracts	(3,144,000)	(3,294,486)	(3,299,768)	(5,282)
Net TBA derivatives	$6,899,000	$6,888,405	$6,892,270	$3,865

The following table summarizes certain characteristics of the Company’s futures derivatives at June 30, 2020 and December 31, 2019:

June 30, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 10 year and greater	$—	$(1,847,800)	6.87
Total	$—	$(1,847,800)	6.87

December 31, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(180,000)	1.96
U.S. Treasury futures - 5 year	—	(2,953,300)	4.42
U.S. Treasury futures - 10 year and greater	2,600,000	(5,806,400)	9.74
Total	$2,600,000	$(8,939,700)	8.26

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019, respectively.

June 30, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$41,668	$—	$—	$41,668
TBA derivatives, at fair value	123,974	(4,848)	—	119,126
Liabilities
Interest rate swaps, at fair value	$1,198,970	$—	$(124,301)	$1,074,669
TBA derivatives, at fair value	5,778	(4,848)	—	930
Futures contracts, at fair value	17,579	—	(17,579)	—
Credit derivatives	34,711	—	(34,711)	—

December 31, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$1,199	$(951)	$—	$248
Interest rate swaptions, at fair value	11,580	—	—	11,580
TBA derivatives, at fair value	15,181	(5,018)	—	10,163
Futures contracts, at fair value	77,889	(10,902)	—	66,987
Purchase commitments	2,050	—	—	2,050
Credit derivatives	5,657	—	—	5,657
Liabilities
Interest rate swaps, at fair value	$706,862	$(951)	$(104,205)	$601,706
TBA derivatives, at fair value	11,316	(5,018)	—	6,298
Futures contracts, at fair value	84,781	(10,902)	(73,879)	—
Purchase commitments	907	—	—	907

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
June 30, 2020	$(64,561)	$(1,521,732)	$1,494,628
June 30, 2019	$83,653	$(167,491)	$(1,276,019)
For the six months ended
June 30, 2020	$(78,541)	$(1,919,293)	$(1,333,095)
June 30, 2019	$217,688	$(755,747)	$(1,666,575)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$250,525	$(46,363)	$204,162
Net interest rate swaptions	(29,880)	(22,634)	(52,514)
Futures	246	(17,579)	(17,333)
Purchase commitments	—	9,666	9,666
Credit derivatives	1,203	25,732	26,935
Total			$170,916

Three Months Ended June 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$174,221	$(68,291)	$105,930
Net interest rate swaptions	(11,317)	(7,178)	(18,495)
Futures	(514,441)	(82,779)	(597,220)
Purchase commitments	—	1,106	1,106
Credit derivatives	1,199	1,069	2,268
Total			$(506,411)

Six Months Ended June 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$521,610	$114,331	$635,941
Net interest rate swaptions	21,566	47,499	69,065
Futures	(279,230)	(10,687)	(289,917)
Purchase commitments	—	(1,143)	(1,143)
Credit derivatives	3,128	(39,732)	(36,604)
Total			$377,342

Six Months Ended June 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$387,946	$(108,231)	$279,715
Net interest rate swaptions	(41,309)	12,506	(28,803)
Futures	(1,006,182)	119,533	(886,649)
Purchase commitments	—	2,251	2,251
Credit derivatives	3,501	8,415	11,916
Total			$(621,570)

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

instruments with the aforementioned features that are in a net liability position at June 30, 2020 was approximately $1.1 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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
The Company classifies its investments in MSRs as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

party pricing providers. Management reviews the valuations received from third-party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSRs requires significant judgment by management and the third-party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.
The following tables present the estimated fair values of financial instruments and MSRs measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$76,761,800	$—	$76,761,800
Credit risk transfer securities	—	362,901	—	362,901
Non-Agency mortgage-backed securities	—	619,840	—	619,840
Commercial mortgage-backed securities	—	61,202	—	61,202
Loans
Residential mortgage loans	—	1,168,521	—	1,168,521
Mortgage servicing rights	—	—	227,400	227,400
Assets transferred or pledged to securitization vehicles	—	6,815,833	—	6,815,833
Derivative assets
Other derivatives	—	165,642	—	165,642
Total assets	$—	$85,955,739	$227,400	$86,183,139
Liabilities
Debt issued by securitization vehicles	—	6,458,130	—	6,458,130
Derivative liabilities
Interest rate swaps	—	1,198,970	—	1,198,970
Other derivatives	17,579	40,489	—	58,068
Total liabilities	$17,579	$7,697,589	$—	$7,715,168

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$112,893,367	$—	$112,893,367
Credit risk transfer securities	—	531,322	—	531,322
Non-Agency mortgage-backed securities	—	1,135,868	—	1,135,868
Commercial mortgage-backed securities	—	273,023	—	273,023
Loans
Residential mortgage loans	—	1,647,787	—	1,647,787
Mortgage servicing rights	—	—	378,078	378,078
Assets transferred or pledged to securitization vehicles	—	6,066,082	—	6,066,082
Derivative assets
Interest rate swaps	—	1,199	—	1,199
Other derivatives	77,889	34,468	—	112,357
Total assets	$77,889	$122,583,116	$378,078	$123,039,083
Liabilities
Debt issued by securitization vehicles	$—	$5,622,801	$—	$5,622,801
Derivative liabilities
Interest rate swaps	—	706,862	—	706,862
Other derivatives	84,781	12,223	—	97,004
Total liabilities	$84,781	$6,341,886	$—	$6,426,667

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

	June 30, 2020		December 31, 2019
Valuation Technique	Unobservable Input (1)	Range (Weighted Average ) (2)	Unobservable Input (1)	Range (Weighted Average ) (2)
Discounted cash flow	Discount rate	9.0% -12.0% (9.3%)	Discount rate	9.0% -12.0% (9.3%)
	Prepayment rate	11.1% - 44.7% (28.7%)	Prepayment rate	6.3% - 26.6% (13.7%)
	Delinquency rate	0.0% - 9.0% (2.7%)	Delinquency rate	0.0% - 4.0% (2.2%)
	Cost to service	$81 - $202 ($115)	Cost to service	$81 - $135 ($107)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2)    Weighted average discount rate computed based on the fair value of MSRs, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSRs.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$1,493,504	$1,567,118	$1,606,091	$1,619,018
Corporate debt, held for investment	2,185,264	2,114,904	2,144,850	2,081,327
Financial liabilities
Repurchase agreements	$67,163,598	$67,163,598	$101,740,728	$101,740,728
Other secured financing	1,538,996	1,538,996	4,455,700	4,455,700
Mortgage payable	508,565	595,542	485,005	515,994
(1) Includes assets of consolidated VIEs.

Commercial real estate debt and preferred equity, held for investment, corporate debt, held for investment and mortgage payable are valued using Level 3 inputs. The carrying values of repurchase agreements and short term other secured financing approximates fair value and are considered Level 2 fair value measurements. Long term other secured financing are valued using Level 2 inputs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

over the fair value of the net assets acquired is recognized as goodwill. Conversely, any excess of the fair value of the net assets acquired over the purchase price is recognized as a bargain purchase gain.
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. At June 30, 2020 and December 31, 2019, goodwill totaled $71.8 million.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Internalization, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41 million, and accrued liabilities and cash that were recognized on the legal entity acquired. The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2020.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2019	$20,957
Intangible assets acquired	47,686
Intangible assets divested	(110)
Less: amortization expense	(2,668)
Balance at June 30, 2020	$65,865

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
The Company had outstanding $67.2 billion and $101.7 billion of repurchase agreements with weighted average borrowing rates of 0.70% and 1.99%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 74 days and 65 days at June 30, 2020 and December 31, 2019, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $2.1 billion with remaining capacity of $1.7 billion at June 30, 2020.
At June 30, 2020 and December 31, 2019, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$15,091,891	$—	$—	$—	$—	$—	$15,091,891	0.15%
2 to 29 days	17,911,648	2,281	143,055	—	—	27,997	18,084,981	0.48%
30 to 59 days	4,724,516	—	70,301	—	66,026	131,188	4,992,031	0.67%
60 to 89 days	5,061,005	41,283	271,552	—	—	39,697	5,413,537	0.47%
90 to 119 days	8,643,555	8,090	—	—	—	19,856	8,671,501	0.58%
Over 119 days (1)	14,297,403	—	176,232	47,652	303,575	84,795	14,909,657	0.74%
Total	$65,730,018	$51,654	$661,140	$47,652	$369,601	$303,533	$67,163,598	0.49%

December 31, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	36,030,104	237,897	698,091	—	416,439	37,382,531	2.15%
30 to 59 days	15,079,989	—	115,805	—	104,363	15,300,157	2.00%
60 to 89 days	21,931,335	30,841	151,920	—	3,639	22,117,735	1.97%
90 to 119 days	9,992,914	—	—	—	—	9,992,914	1.97%
Over 119 days (1)	16,557,123	—	58,712	303,078	28,478	16,947,391	1.90%
Total	$99,591,465	$268,738	$1,024,528	$303,078	$552,919	$101,740,728	2.03%

(1)	Approximately 1% of total repurchase agreements had a remaining maturity over one year at June 30, 2020. No repurchase agreements had a remaining maturity over one year at December 31, 2019.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2020 and December 31, 2019. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2020		December 31, 2019
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$150,000	$67,313,598	$100,000	$101,840,728
Amounts offset	(150,000)	(150,000)	(100,000)	(100,000)
Netted amounts	$—	$67,163,598	$—	$101,740,728

Other Secured Financing - The Company also finances a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. At June 30, 2020, $0.6 billion of advances from the FHLB Des Moines matured in less than one year. At December 31, 2019, $1.4 billion of advances from the FHLB Des Moines matured in less than one year and $2.1 billion matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 1.55% and 2.16% at June 30, 2020 and December 31, 2019, respectively. The Company held $28.8 million and $147.9 million of capital stock in the FHLB Des Moines at June 30, 2020 and December 31, 2019, respectively, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $74.3 billion and $225.8 million, respectively, at June 30, 2020 and $112.8 billion and $357.9 million, respectively, at December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Mortgage loans payable at June 30, 2020 and December 31, 2019, were as follows:

June 30, 2020
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,631	$318,433	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,517	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	81,980	83,710	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Virginia	24,447	25,000	L+2.85%	Floating	2036 - 2053	First liens
Texas	31,400	32,877	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+2.75%	Floating	1/31/2021	First liens
Utah	7,024	7,041	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,142	13,175	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,718	7,738	3.69%	Fixed	6/1/2053	First liens
Total	$508,565	$514,005

December 31, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,566	$318,562	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,029	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	82,940	84,702	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,667	33,167	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah	7,077	7,096	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,243	13,276	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,777	7,797	3.69%	Fixed	6/1/2053	First liens
Total	$485,005	$490,631

The following table details future mortgage loan principal payments at June 30, 2020:

Mortgage Loan Principal Payments
(dollars in thousands)
2020 (remaining)	$1,657
2021	13,197
2022	20,034
2023	3,844
2024	3,980
Later years	471,293
Total	$514,005

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)	Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2020 and December 31, 2019.

	Shares authorized		Shares issued and outstanding
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	Par Value
Common stock	2,914,850,000	2,914,850,000	1,407,662,483	1,430,106,199	$0.01

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
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2020. During the three and six months ended June 30, 2020, the Company repurchased 22.9 million shares of its common stock for an aggregate amount of $143.3 million, excluding commission costs, pursuant to this authorization. All common shares were purchased in open-market transactions. No shares were purchased pursuant to this authorization during the three and six months ended June 30, 2019.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Six Months Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	63,000	180,000
Amount raised from direct purchase and dividend reinvestment program	$405	$1,795

In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. No shares were issued under the at-the-market sales program during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company issued 8.0 million shares and 56.0 million, respectively, for proceeds of $80.1 million and $569.1 million, respectively, net of commissions and fees, under the at-the-market sales program.

(B)	Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2020 and December 31, 2019. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Fixed-rate		(dollars in thousands)
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	85,150,000	85,150,000	81,900,000	81,900,000	$1,982,026	$1,982,026

(1)    Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

(C)	Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$309,972	$364,266	$667,791	$798,893
Distributions declared per common share	$0.22	$0.25	$0.47	$0.55
Distributions paid to common stockholders after period end	$309,686	$364,066	$309,686	$364,066
Distributions paid per common share after period end	$0.22	$0.25	$0.22	$0.25
Date of distributions paid to common stockholders after period end	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Dividends declared to series C preferred stockholders	$—	$3,336	$—	$6,672
Dividends declared per share of series C preferred stock (1)	$—	$0.477	$—	$0.953
Dividends declared to series D preferred stockholders	$8,625	$8,625	$17,250	$17,250
Dividends declared per share of series D preferred stock	$0.469	$0.469	$0.938	$0.938
Dividends declared to series F preferred stockholders	$12,510	$12,510	$25,020	$25,020
Dividends declared per share of series F preferred stock	$0.434	$0.434	$0.869	$0.868
Dividends declared to series G preferred stockholders	$6,906	$6,906	$13,812	$13,812
Dividends declared per share of series G preferred stock	$0.406	$0.406	$0.813	$0.813
Dividends declared to series H preferred stockholders	$—	$745	$—	$1,862
Dividends declared per share of series H preferred stock	$—	$0.339	$—	$0.846
Dividends declared to series I preferred stockholders	$7,468	$—	$14,936	$—
Dividends declared per share of series I preferred stock	$0.422	$—	$0.844	$—

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2020 and June 30, 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	(dollars in thousands)
Residential Securities (1)	$457,684	$777,891	$868,064	$1,487,665
Residential mortgage loans (1)	42,871	35,025	90,428	65,016
Commercial investment portfolio (1) (2)	84,208	92,131	179,884	193,083
Reverse repurchase agreements	49	22,551	1,462	48,020
Total interest income	$584,812	$927,598	$1,139,838	$1,793,784
Interest expense
Repurchase agreements	136,962	683,647	570,983	1,263,161
Debt issued by securitization vehicles	38,757	34,151	80,876	68,358
Other	10,313	32,419	37,646	66,393
Total interest expense	186,032	750,217	689,505	1,397,912
Net interest income	$398,780	$177,381	$450,333	$395,872

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2020 and June 30, 2019.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands, except per share data)
Net income (loss)	$856,234	$(1,776,413)	$(2,783,955)	$(2,625,664)
Net income (loss) attributable to noncontrolling interests	32	(83)	98	(184)
Net income (loss) attributable to Annaly	856,202	(1,776,330)	(2,784,053)	(2,625,480)
Dividends on preferred stock (1)	35,509	32,422	71,018	64,916
Net income (loss) available (related) to common stockholders	$820,693	$(1,808,752)	$(2,855,071)	$(2,690,396)
Weighted average shares of common stock outstanding-basic	1,423,909,112	1,456,038,736	1,427,451,716	1,427,485,102
Add: Effect of stock awards, if dilutive	—	—	—	—
Weighted average shares of common stock outstanding-diluted	1,423,909,112	1,456,038,736	1,427,451,716	1,427,485,102
Net income (loss) per share available (related) to common share
Basic	$0.58	$(1.24)	$(2.00)	$(1.88)
Diluted	$0.58	$(1.24)	$(2.00)	$(1.88)

(1) The three and six months ended June 30, 2019 includes cumulative and undeclared dividends of $0.3 million on the Company's Series Preferred Stock as of June 30, 2019.
The computations of diluted net income (loss) per share available (related) to common share for the three and six months ended June 30, 2020 excludes 0.5 million and 0.4 million of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended June 30, 2020 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2020 and December 31, 2019.
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
During the three and six months ended June 30, 2020, the Company recorded $2.1 million and ($24.6) million, respectively, of income tax expense (benefit) attributable to its TRSs. During the three and six months ended June 30, 2019, the Company recorded ($5.9) million and ($3.3) million, respectively of income tax benefit attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The conditions related to Coronavirus Disease 2019 (“COVID-19”) could further impact the aforementioned primary risks to the Company. The significant decrease in economic activity and/or the resulting decline in the housing market could have an adverse effect on the value of the Company’s investments in mortgage real estate-related assets, particularly residential real estate assets. Further, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates which may have an adverse impact on the value of the Company’s mortgage real estate related-assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants in the Company’s commercial property assets and/or businesses in which it lends to in connection with its middle market lending activities, resulting in potential delinquencies, defaults or declines in asset values.
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

19. RELATED PARTY TRANSACTIONS

Closing of the Internalization and Termination of Management Agreement
On February 12, 2020, the Company entered into an internalization agreement (the “Internalization Agreement”) with the Manager and certain affiliates of the Manager. Pursuant to the Internalization Agreement, the Company agreed to acquire all of the outstanding equity interests of the Manager and the Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal cash consideration ($1.00). In connection with the closing of the Internalization, on June 30, 2020, the Company acquired all of the assets and liabilities of the Manager (the net effect of which was immaterial in amount), and the Company transitioned from an externally-managed real estate investment trust (“REIT”) to an internally-managed REIT. At the closing, all employees of the Manager became employees of the Company. The parties also terminated the Amended and Restated Management Agreement by and between the Company and the Manager (the “Management Agreement”) and therefore the Company no longer pays a management fee to, or reimburses expenses of, the Manager. Pursuant to the Internalization Agreement, the Manager waived any Acceleration Fee (as defined in the Management Agreement).
Prior to the closing of the Internalization, management of the Company was conducted by the Manager through the authority delegated to it in the Management Agreement and pursuant to the policies established by the Board. The management agreement was amended and restated on August 1, 2018, and further amended on March 27, 2019 (the management agreement, as amended and restated, is referred to as “Management Agreement”).
Prior to the closing of the Internalization, the Manager, under the Management Agreement and subject to the supervision and direction of the Board, was responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions. The Manager also performed such other supervisory and management services and activities relating to the Company’s assets and operations as appropriate. In exchange for the management services, the Company paid the Manager a monthly management fee, and the Manager was responsible for providing personnel to manage the Company. Prior to the amendment to the Management Agreement, that was executed on March 27, 2019, the Company had paid the Manager a flat monthly management fee equal to 1/12th of 1.05% of Stockholders' Equity (as defined in the Management Agreement) for its management services. Pursuant to the March 27, 2019 amendment to the Management Agreement, until the closing of the Internalization, the Company paid the Manager a monthly management fee for its management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. The Company did not pay the Manager any incentive fees.
For the three and six months ended June 30, 2020, the compensation and management fee was $37.0 million and $77.9 million, respectively. For the three and six months ended June 30, 2019, the compensation and management fee was $44.2 million and $89.1 million, respectively.
Following the unanimous approval of the Company’s independent directors (the “Independent Directors”), in August 2018, the Company began reimbursing the Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses included the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Manager to the Company. Pursuant to the Management Agreement, until the closing of the Internalization, the Company reimbursed the Manager for the cost of such services, provided such costs were no greater than those that would be payable to comparable third party providers.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Expense reimbursements and related waivers were routinely reviewed with the Audit Committee of the Board in conformance with established policies. For the three and six months ended June 30, 2020, reimbursement payments to the Manager were $7.1 million and $14.2 million, respectively. For the three and six months ended June 30, 2019, reimbursement payments to the Manager were $7.1 million and $14.3 million, respectively. None of the reimbursement payments were attributable to compensation of the Company’s executive officers.
At June 30, 2020 and December 31, 2019 the Company had amounts payable to the Manager of $0.0 million and $15.8 million, respectively.

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of five years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2020 was $0.8 million and $1.6 million, respectively.
Supplemental information related to leases as of and for the six months ended June 30, 2020 was as follows:

Operating Leases	Classification	June 30, 2020

Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$14,488
Liabilities
Operating lease liabilities (1)	Other liabilities	$18,867
Lease term and discount rate
Weighted average remaining lease term		5.2 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,856

(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2020 (remaining)	$1,943
2021	3,918
2022	3,862
2023	3,862
2024	3,862
Later years	2,895
Total lease payments	$20,342
Less imputed interest	1,475
Present value of lease liabilities	$18,867

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2020 and December 31, 2019.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At June 30, 2020 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at June 30, 2020 was $421.7 million with excess net capital of $421.4 million.

22. SUBSEQUENT EVENTS

In July 2020, the Company repurchased 4.8 million shares of its common stock for an aggregate amount of $31.3 million, excluding commission costs, under the Company’s stock repurchase program.
In July 2020, the Company completed and closed the securitization of residential mortgage loans, OBX 2020-EXP2 Trust, with a face value of $489.4 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In July 2020, the Company entered into an additional credit facility for residential mortgage loans with a third party financial institution. The borrowing limit on this facility is $250 million.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	51
Business Environment and Coronavirus Disease 2019 (“COVID-19”)	51
Economic Environment	53
Results of Operations	54
Net Income (Loss) Summary	54
Non-GAAP Financial Measures	54
Core earnings (excluding PAA), core earnings (excluding PAA) attributable to common stockholders, core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	54
Premium Amortization Expense	57
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	57
Experienced and Projected Long-term CPR	58
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	59
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	60
Realized and Unrealized Gains (Losses)	60
Other Income (Loss)	62
General and Administrative Expenses	62
Return on Average Equity	63
Unrealized Gains and Losses - Available-for-Sale Investments	63
Financial Condition	63
Residential Securities	64
Contractual Obligations	67
Off-Balance Sheet Arrangements	67
Capital Management	67
Stockholders’ Equity	68
Capital Stock	68
Leverage and Capital	69
Risk Management	69
Risk Appetite	69
Governance	70
Description of Risks	70
Capital, Liquidity and Funding Risk Management	71
Funding	71
Excess Liquidity	72
Maturity Profile	74
Stress Testing	75
Liquidity Management Policies	75
Investment/Market Risk Management	76
Credit Risk Management	77
Counterparty Risk Management	77
Operational Risk Management	78
Compliance, Regulatory and Legal Risk Management	78
Critical Accounting Policies and Estimates	79
Valuation of Financial Instruments	79
Residential Securities	79
Residential Mortgage Loans	79
Commercial Real Estate Investments	79
Interest Rate Swaps	80
Revenue Recognition	80
Consolidation of Variable Interest Entities	80
Use of Estimates	80
Glossary of Terms	81

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Overview
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a REIT. Prior to the closing of the Internalization (as defined below) on June 30, 2020, we were externally managed by Annaly Management Company LLC (the “Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.
Recent Developments
Closing of the Internalization and Termination of Management Agreement
On February 12, 2020, the Company entered an internalization agreement (the “Internalization Agreement”) with the Manager and certain affiliates of the Manager. Pursuant to the Internalization Agreement, the Company agreed to acquire all of the outstanding equity interests of the Manager and the Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal cash consideration ($1.00). In connection with the closing of the Internalization, on June 30, 2020, Annaly acquired all of the assets and liabilities of the Manager (the net effect of which was immaterial in amount), and Annaly transitioned from an externally-managed real estate investment trust (“REIT”) to an internally-managed REIT. At the closing, all employees of the Manager became employees of Annaly. The parties terminated the Amended and Restated Management Agreement by and between Annaly and the Manager (the “Management Agreement”) and therefore we no longer pay a management fee to, or reimburse expenses of, the Manager. Pursuant to the Internalization Agreement, the Manager waived any Acceleration Fee (as defined in the Management Agreement).
In connection with the Internalization, we entered into employment and severance contracts with our executive officers (other than Mr. Votek) that became effective at the closing of the Internalization.
Strategic Relationships
In line with our focus on establishing and growing strategic relationships with industry leading partners, during the second quarter of 2020, we entered into a relationship with GIC Private Limited, a leading Sovereign Wealth Fund, through the creation of a joint venture with the purpose of investing in residential credit assets, including newly-originated residential loans and securities issued by our subsidiaries.
Retirement of Glenn A. Votek from Senior Advisor Role
Glenn A. Votek, our former Interim Chief Executive Officer and President, was appointed to the role of Senior Advisor to Annaly on March 13, 2020 to assist with the leadership transition upon the promotion of Mr. Finkelstein as our Chief Executive Officer. Mr. Votek has notified Annaly of his intention to retire from his role as Senior Advisor effective August 31, 2020. Mr. Votek will continue to serve as a member of our Board of Directors following his retirement as Senior Advisor.
Appointment of Chief Operating Officer
On June 30, 2020, Steven F. Campbell was appointed as our Chief Operating Officer. Mr. Campbell joined Annaly in April 2015 and was most recently serving as the Head of Business Operations.

Business Environment and Coronavirus Disease 2019 (“COVID-19”)
The second quarter of 2020 marked an improvement in financial conditions from the first quarter, despite protracted disruptions to the U.S. and world economies from the outbreak of COVID-19. The COVID-19 pandemic outbreak continues to affect nearly all ways of life and nearly every aspect of the economy. The far-reaching stimulus measures undertaken in March and April by the U.S. Congress and the Federal Reserve (“Fed”) have helped consumers and businesses impacted to fight the pandemic and should help support an economic recovery going forward. Indeed, following the near total cessation of all non-essential economic activity in certain U.S. cities and states in late March and April, much of the U.S. began to reopen businesses in the second half

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

of the quarter. As a result, economic activity saw a recovery from the activity lows in May and June, though the recent spike in COVID-19 cases risks delaying a continued recovery.

The outlook for the economic recovery remains uncertain as COVID-19 cases in the U.S. have been rising sharply in recent weeks. While social distancing measures and the shutdown to the economy were much less significant than during the early spring months, it remains difficult to judge the recovery timeline and the degree to which changes across the economy will be structural versus just cyclical. In the current environment, we continue to believe the Agency sector presents the most attractive investment opportunity, aided in part by the sector’s strong liquidity and lower volatility. Given the sector’s fundamental and technical factors, we anticipate further room for spread tightening throughout the remainder of the year. While we expect our allocation to credit to remain at the lower end of recent years allocation, we continue to evaluate opportunities to deploy capital across our three credit businesses, an analysis informed by increasing clarity into the underlying fundamentals of each credit sector. Overall, we maintain a constructive view of the operating environment and our ability to deliver compelling returns as each of our businesses’ respective markets begin to emerge from the volatility and disruption caused by the pandemic.

Agency mortgage-backed security (“MBS”) spreads stabilized meaningfully from the extreme volatility seen in March as the Fed intervened by buying more than $830 billion gross of portfolio paydowns between March and June, to improve market functioning. Agency MBS spreads have stabilized at levels somewhat above their average levels in 2019 as the market continues to face two major headwinds, high levels of supply and meaningfully elevated levels of prepayments, both a result of the record low in mortgage rates. In this environment, we further increased our position in MBS to-be-announced (“TBA”) contracts as these offer attractive financing conditions given the Fed’s involvement, while simultaneously rotating out of higher coupon pools into lower coupon pools to reduce premium dollar price MBS positions. Meanwhile, funding conditions have improved meaningfully from the stresses seen in March. Driven by the large-scale liquidity injections from the Fed’s asset purchases and temporary repo operations, financial system liquidity rose meaningfully, in turn increasing repo counterparties’ ability to provide funding. Moreover, with short-term interest rates at levels close to zero percent, funding costs have improved meaningfully as seen in the significant decline in the average economic cost of funds quarter over quarter.

Over the quarter, our credit business portfolios remained largely unchanged. Market conditions improved meaningfully across all credit businesses in the second quarter, though recovery varied between individual sectors. Residential credit saw a stronger recovery on the back of continued supply/demand imbalances in the loan and securitized product markets combined with the fading impact of forbearance policies implemented earlier this year. Meanwhile, commercial credit investment activity remained lackluster, with investment volumes falling some estimated 80 percent year-over-year. The reduced transaction volumes were in large part driven by continued elevated uncertainties around Commercial Real Estate (“CRE“) operating fundamentals, primarily in the hardest hit sectors such as hospitality and retail sector, while multifamily and office sector valuations have held up on continued strong rent collections. Similar to CRE, our middle market lending business has seen reduced activity, but valuations improved on better market technicals.

We took prudent steps during the second quarter with an aim of positioning the Company to be prepared to capitalize on potential opportunities that could arise in later parts of the economic recovery. As part of our preparation, we have strived to be conservative with respect to our leverage as well as our dividend. Our goal in this market environment has been to maintain strong liquidity and to manage the portfolio within conservative risk parameters to produce high quality earnings without using excess leverage or risk.

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

Historical tabletop exercises have included use of CDC Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response/ impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning. These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. We took proactive actions, which included canceling non-essential travel and instituting 100% remote working, ahead of New York State-mandated requirements. To protect the health and well-being of our employees,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

their families and communities remote work requirements began in phases in early March, culminating with a company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated remotely since that time.

As a result, all of our business activities continue to be performed remotely until such time that federal, state and local authorities issue further guidance and our Crisis Response Team deems it appropriate for employees to return to our corporate office. Throughout this period there were no significant changes to processes or controls resulting from remote work requirements.

Economic Environment
The pace of economic growth recorded its most meaningful contraction in several decades in the second quarter, with U.S. gross domestic product (“GDP”) registering a 32.9% decline on a seasonally adjusted annualized rate as the COVID-19 pandemic led to wide-spread closures of manufacturing and services businesses, while disrupting global supply chains. Economic growth is expected to reverse a portion of the contraction and expand in the second half of 2020 as restrictions on social distancing were eased and economic activity appears to have increased in certain parts of the country. However, the degree, timing and velocity of any recovery remains highly uncertain and it is unlikely that the economy will be able to fully replace the lost output before sometime in 2021 at the earliest.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate rose to 11.1% in June after reading just 3.5% in February prior to the COVID-19 pandemic according to the Bureau of Labor Statistics. The sharp rise in the unemployment rate was driven by employers reporting a 13.3 million decline in non-farm payrolls during the quarter as many industries laid off workers in light of closed businesses and reduced activity. The labor market saw a modest improvement in the later parts of the second quarter, with a portion of employees regaining work, though the disruption to employment remains nearly unprecedented and will take significant time to fully repair. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, rose sharply during the quarter, reading 5.0% in the month of June compared to 3.4% in March 2020. The sharp rise in wage growth is largely seen as a statistical anomaly. A majority of the layoffs appear to have occurred in traditionally lower-paying sectors, such as the leisure industry, which in turn inflated the wages of the remaining employed individuals.
Inflation has declined meaningfully below the Fed’s 2% target in the second quarter of 2020 as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 0.75% year-over-year in June 2020. The more stable core PCE measure, which excludes volatile food and energy prices, registered a similar 0.95% year-over-year increase, below the 1.7% year-over-year growth measured in March. In light of the sharp economic downturn and the fast deceleration in inflation, the Fed appears worried that the core and headline PCE measures will remain significantly below its target for an extended period of time.
Following its nearly unprecedented action in the first quarter of 2020, the Federal Open Market Committee (“FOMC”) maintained the Federal Funds Rate in the 0.00% - 0.25% range during the second quarter. Moreover, the FOMC began to signal that it will maintain the rate at current levels for an extended period of time in order to aid the economic recovery following the COVID-19 related slowdown in the U.S. and global economy. In addition, the FOMC continued its quantitative easing program while implementing a number of lending programs to support the U.S. economy. The combined Fed actions have meaningfully improved financial conditions and market functioning, which in turn has helped the economic recovery in its infancy.
During the second quarter ending June 30, 2020, the 10-year U.S. Treasury rate remained nearly unchanged at 0.66% as Fed monetary policy actions maintained a range-bound interest rate environment in U.S. Treasuries, while LIBOR-based interest rates continued to decline in light of reduced concerns about liquidity and credit risk. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, normalized following a volatile first quarter, but remained somewhat higher than seen during most of 2019 amid investor concerns over mortgage refinancing activity.
The following table presents interest rates and spreads at each date presented:

	June 30, 2020	December 31, 2019	June 30, 2019
30-Year mortgage current coupon	1.57%	2.71%	2.74%
Mortgage basis	91 bps	79 bps	73 bps
10-Year U.S. Treasury rate	0.66%	1.92%	2.01%
LIBOR
1-Month	0.16%	1.76%	2.40%
6-Month	0.37%	1.91%	2.20%

London Interbank Offered Rate (“LIBOR”) Transition

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

Results of Operations
The results of our operations are affected by various factors, many of which are beyond our control. Certain of such risks and uncertainties are described herein (see “Special Note Regarding Forward-Looking Statements” above) and in Part I, Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2020 and 2019.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Interest income	$584,812	$927,598	$1,139,838	$1,793,784
Interest expense	186,032	750,217	689,505	1,397,912
Net interest income	398,780	177,381	450,333	395,872
Realized and unrealized gains (losses)	511,951	(1,909,482)	(3,143,790)	(2,921,408)
Other income (loss)	15,224	28,181	30,150	58,683
Less: Total general and administrative expenses	67,666	78,408	145,295	162,145
Income (loss) before income taxes	858,289	(1,782,328)	(2,808,602)	(2,628,998)
Income taxes	2,055	(5,915)	(24,647)	(3,334)
Net income (loss)	856,234	(1,776,413)	(2,783,955)	(2,625,664)
Less: Net income (loss) attributable to noncontrolling interests	32	(83)	98	(184)
Net income (loss) attributable to Annaly	856,202	(1,776,330)	(2,784,053)	(2,625,480)
Less: Dividends on preferred stock	35,509	32,422	71,018	64,916
Net income (loss) available (related) to common stockholders	$820,693	$(1,808,752)	$(2,855,071)	$(2,690,396)
Net income (loss) per share available (related) to common stockholders
Basic	$0.58	$(1.24)	$(2.00)	$(1.88)
Diluted	$0.58	$(1.24)	$(2.00)	$(1.88)
Weighted average number of common shares outstanding
Basic	1,423,909,112	1,456,038,736	1,427,451,716	1,427,485,102
Diluted	1,423,909,112	1,456,038,736	1,427,451,716	1,427,485,102
Other information
Asset portfolio at period-end	$90,442,332	$128,843,443	$90,442,332	$128,843,443
Average total assets	$95,187,964	$125,486,663	$106,890,336	$118,920,284
Average equity	$13,252,567	$15,744,426	$14,100,492	$15,202,217
Leverage at period-end (1)	5.5:1	7.2:1	5.5:1	7.2:1
Economic leverage at period-end (2)	6.4:1	7.6:1	6.4:1	7.6:1
Capital ratio (3)	13.0%	11.4%	13.0%	11.4%
Annualized return on average total assets	3.60%	(5.66)%	(5.21%)	(4.42)%
Annualized return on average equity	25.84%	(45.13)%	(39.49%)	(34.54)%
Net interest margin (4)	1.89%	0.58%	0.90%	0.68%
Average yield on interest earning assets (5)	2.77%	3.03%	2.27%	3.09%
Average GAAP cost of interest bearing liabilities (6)	0.96%	2.71%	1.48%	2.71%
Net interest spread	1.81%	0.32%	0.79%	0.38%
Weighted average experienced CPR for the period	19.5%	11.2%	16.6%	9.3%
Weighted average projected long-term CPR at period-end	18.0%	14.5%	18.0%	14.5%
Common stock book value per share	$8.39	$9.33	$8.39	$9.33
Non-GAAP metrics (7)
Interest income (excluding PAA)	$636,554	$1,067,361	$1,482,302	$2,015,418
Economic interest expense (6)	$250,593	$666,564	$768,046	$1,180,224
Economic net interest income (excluding PAA)	$385,961	$400,797	$714,256	$835,194
Premium amortization adjustment cost (benefit)	$51,742	$139,763	$342,464	$221,634
Core earnings (excluding PAA) (8)	$424,580	$391,153	$754,798	$824,308
Core earnings (excluding PAA) per common share	$0.27	$0.25	$0.48	$0.53
Annualized core return on average equity (excluding PAA)	12.82%	9.94%	10.71%	10.85%
Net interest margin (excluding PAA) (4)	1.88%	1.28%	1.50%	1.39%
Average yield on interest earning assets (excluding PAA) (5)	3.01%	3.48%	2.96%	3.47%
Average economic cost of interest bearing liabilities (6)	1.29%	2.41%	1.65%	2.29%
Net interest spread (excluding PAA)	1.72%	1.07%	1.31%	1.18%
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

GAAP
Net income (loss) was $856.2 million, which includes $32.0 thousand attributable to noncontrolling interests, or $0.58 per average basic common share, for the three months ended June 30, 2020 compared to ($1.8) billion, which includes ($83.0) thousand attributable to noncontrolling interests, or ($1.24) per average basic common share, for the same period in 2019. We attribute the majority of the change in net income (loss) to favorable changes in unrealized gains (losses) on interest rate swaps, net gains (losses) on other derivatives, net gains (losses) on disposal of investments and other and net unrealized gains (losses) on instruments measured at fair value through earnings, and higher net interest income, partially offset by higher realized losses on termination or maturity of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was $1.5 billion for the three months ended June 30, 2020 compared to ($1.3) billion for the same period in 2019. Net gains (losses) on other derivatives was $170.9 million for the three months ended June 30, 2020 compared to ($506.4) million for the same period in 2019. Net gains (losses) on disposal of investments and other was $246.7 million for the three months ended June 30, 2020 compared to ($38.3) million for the same period in 2019. Unrealized gains (losses) on instruments measured at fair value through earnings for the three months ended June 30, 2020 was $254.8 million compared to ($4.9) million for the same period in 2019. Net interest income for the three months ended June 30, 2020 was $398.8 million compared to $177.4 million for the same period in 2019. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.5) billion for the three months ended June 30, 2020 compared to ($167.5) million for the same period in 2019. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Net income (loss) was ($2.8) billion, which includes $0.1 million attributable to noncontrolling interests, or ($2.00) per average basic common share, for the six months ended June 30, 2020 compared to ($2.6) billion, which includes ($0.2) million attributable to noncontrolling interests, or ($1.88) per average basic common share, for the same period in 2019. We attribute the majority of the change in net income (loss) to higher realized losses on termination or maturity of interest rate swaps, lower interest income and an unfavorable change in net unrealized gains (losses) on instruments measured at fair value through earnings, partially offset by a favorable change in net gains (losses) on other derivatives, lower interest expense and a favorable change in net gains (losses) on disposal of investments and other. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.9) billion for the six months ended June 30, 2020 compared to ($755.7) million for the same period in 2019. Interest income for the six months ended June 30, 2020 was $1.1 billion compared to $1.8 billion for the same period in 2019. Unrealized gains (losses) on instruments measured at fair value through earnings for the six months ended June 30, 2020 was ($475.4) million compared to $42.7 million for the same period in 2019. Net gains (losses) on other derivatives was $377.3 million for the six months ended June 30, 2020 compared to ($621.6) million for the same period in 2019. Interest expense for the six months ended June 30, 2020 was $689.5 million compared to $1.4 billion for the same period in 2019. Net gains (losses) on disposal of investments and other was $453.3 million for the six months ended June 30, 2020 compared to ($132.2) million for the same period in 2019. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $424.6 million, or $0.27 per average common share, for the three months ended June 30, 2020, compared to $391.2 million, or $0.25 per average common share, for the same period in 2019. The change in core earnings (excluding PAA) during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower interest expense from lower borrowing rates and higher TBA dollar roll income, partially offset by lower coupon income resulting from a decrease in the average yield on interest earnings assets and lower average interest earning assets, and unfavorable changes in the net interest component of interest rate swaps.
Core earnings (excluding premium amortization adjustment (“PAA”)) were $754.8 million, or $0.48 per average common share, for the six months ended June 30, 2020, compared to $824.3 million, or $0.53 per average common share, for the same period in 2019. The change in core earnings (excluding PAA) during the three months ended June 30, 2020 compared to the same period in 2019 was primarily due to lower coupon income resulting from a decrease in the average yield on interest earnings assets, increased amortization due to asset sales and unfavorable changes in the net interest component of interest rate swaps, partially offset by lower interest expense from lower borrowing rates and higher TBA dollar roll income.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures:

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
GAAP net income (loss)	$856,234	$(1,776,413)	$(2,783,955)	$(2,625,664)
Net income (loss) attributable to noncontrolling interests	32	(83)	98	(184)
Net income (loss) attributable to Annaly	856,202	(1,776,330)	(2,784,053)	(2,625,480)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	1,521,732	167,491	1,919,293	755,747
Unrealized (gains) losses on interest rate swaps	(1,494,628)	1,276,019	1,333,095	1,666,575
Net (gains) losses on disposal of investments and other	(246,679)	38,333	(453,262)	132,249
Net (gains) losses on other derivatives	(170,916)	506,411	(377,342)	621,570
Net unrealized (gains) losses on instruments measured at fair value through earnings	(254,772)	4,881	475,388	(42,748)
Loan loss provision (1)	72,544	—	172,537	5,703
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	8,714	10,147	16,648	20,261
Non-core (income) loss allocated to equity method investments (3)	4,218	11,327	23,616	20,823
Transaction expenses and non-recurring items (4)	1,075	3,046	8,320	13,028
Income tax effect of non-core income (loss) items	3,353	(3,507)	(20,509)	(2,781)
TBA dollar roll income and CMBX coupon income (5)	97,524	33,229	142,428	71,363
MSR amortization (6)	(25,529)	(19,657)	(43,825)	(33,636)
Plus:
Premium amortization adjustment cost (benefit)	51,742	139,763	342,464	221,634
Core earnings (excluding PAA) (7)	424,580	391,153	754,798	824,308
Dividends on preferred stock	35,509	32,422	71,018	64,916
Core earnings (excluding PAA) attributable to common stockholders (7)	$389,071	$358,731	$683,780	$759,392
GAAP net income (loss) per average common share	$0.58	$(1.24)	$(2.00)	$(1.88)
Core earnings (excluding PAA) per average common share (7)	$0.27	$0.25	$0.48	$0.53
GAAP return (loss) on average equity	25.84%	(45.13%)	(39.49%)	(34.54%)
Core return on average equity (excluding PAA) (7)	12.82%	9.94%	10.71%	10.85%

(1)
Includes $3.8 million and $4.5 million of loss provision on the Company’s unfunded loan commitments for the three and six months ended June 30, 2020, respectively, which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

(2)	Includes depreciation and amortization expense related to equity method investments.

(3)	Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).

(4)
The three and six months ended June 30, 2020 includes costs incurred in connection with the Internalization and costs incurred in connection with the CEO transition. The six months ended June 30, 2020 also includes costs incurred in connection with securitizations of residential whole loans and Agency mortgage-backed securities. The three and six months ended June 30, 2019 includes costs incurred in connection with a securitization of residential whole loans. The six months ended June 30, 2019 also includes costs incurred in connection with a securitization of commercial loans.

(5)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.6 million and $2.7 million for the three and six months ended June 30, 2020. CMBX coupon income totaled $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Premium amortization expense	$270,688	$318,587	$887,625	$566,033
Less: PAA cost (benefit)	51,742	139,763	342,464	221,634
Premium amortization expense (excluding PAA)	$218,946	$178,824	$545,161	$344,399

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three and six months ended June 30, 2020.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the three months ended	(dollars in thousands)
June 30, 2020	$584,812	$51,742	$636,554
June 30, 2019	$927,598	$139,763	$1,067,361
For the six months ended
June 30, 2020	$1,139,838	$342,464	$1,482,302
June 30, 2019	$1,793,784	$221,634	$2,015,418
(1) Represents a non-GAAP financial measure.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the three months ended		(dollars in thousands)
June 30, 2020	$186,032	$64,561	$250,593	$398,780	$64,561	$334,219	$51,742	$385,961
June 30, 2019	$750,217	$(83,653)	$666,564	$177,381	$(83,653)	$261,034	$139,763	$400,797
For the six months ended
June 30, 2020	$689,505	$78,541	$768,046	$450,333	$78,541	$371,792	$342,464	$714,256
June 30, 2019	$1,397,912	$(217,688)	$1,180,224	$395,872	$(217,688)	$613,560	$221,634	$835,194
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2020	19.5%	18.0%
June 30, 2019	11.2%	14.5%
For the six months ended
June 30, 2020	16.6%	18.0%
June 30, 2019	9.3%	14.5%

(1)	For the three and six months ended June 30, 2020 and 2019, respectively.

(2)	At June 30, 2020 and 2019, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
June 30, 2020	$84,471,839	$636,554	3.01%	$76,712,894	$250,593	1.29%	385,961	1.72%
June 30, 2019	$122,601,881	$1,067,361	3.48%	$109,628,007	$666,564	2.41%	400,797	1.07%
For the six months ended
June 30, 2020	$100,267,867	$1,482,302	2.96%	$91,871,180	$768,046	1.65%	714,256	1.31%
June 30, 2019	$116,274,204	$2,015,418	3.47%	$102,578,913	$1,180,224	2.29%	835,194	1.18%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
June 30, 2020	$636,554	97,524	(186,032)	(64,561)	$483,485	$84,471,839	18,628,343	$103,100,182	1.88%
June 30, 2019	$1,067,361	33,229	(750,217)	83,653	$434,026	$122,601,881	12,757,975	$135,359,856	1.28%
For the six months ended
June 30, 2020	$1,482,302	142,428	(689,505)	(78,541)	$856,684	$100,267,867	14,296,743	$114,564,610	1.50%
June 30, 2019	$2,015,418	71,363	(1,397,912)	217,688	$906,557	$116,274,204	13,842,733	$130,116,937	1.39%

(1)	Represents a non-GAAP financial measure.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

(2)
TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.6 million and $2.7 million for the three and six months ended June 30, 2020, respectively. CMBX coupon income totaled $0.8 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

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

Economic Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
June 30, 2020	$76,712,894	$75,160,724	$250,593	1.29%	0.35%	0.70%	(0.35%)	0.94%	0.59%
June 30, 2019	$109,628,007	$112,779,398	$666,564	2.41%	2.44%	2.50%	(0.06%)	(0.03%)	(0.09%)
For the six months ended
June 30, 2020	$91,871,180	$75,160,724	$768,046	1.65%	0.89%	1.10%	(0.21%)	0.76%	0.55%
June 30, 2019	$102,578,913	$112,779,398	$1,180,224	2.29%	2.47%	2.63%	(0.16%)	(0.18%)	(0.34%)
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. (2) Represents a non-GAAP financial measure.

Economic interest expense decreased by $416.0 million for the three months ended June 30, 2020 compared to the same period in 2019. Economic interest expense decreased by $412.2 million for the six months ended June 30, 2020 compared to the same period in 2019. The change in each period was due to lower borrowing rates and decreases in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($64.6) million for the three months ended June 30, 2020 compared to $83.7 million for the same period in 2019 and ($78.5) million for the six months ended June 30, 2020 compared to $217.7 million for the same period in 2019.
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
At June 30, 2020 and December 31, 2019, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(91,665)	$(1,359,857)	$(3,330,929)	$(2,204,634)
Net gains (losses) on disposal of investments and other	246,679	(38,333)	453,262	(132,249)
Net gains (losses) on other derivatives	170,916	(506,411)	377,342	(621,570)
Net unrealized gains (losses) on instruments measured at fair value through earnings	254,772	(4,881)	(475,388)	42,748
Loan loss provision	(68,751)	—	(168,077)	(5,703)
Total	$511,951	$(1,909,482)	$(3,143,790)	$(2,921,408)

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended June 30, 2020 and 2019

Net gains (losses) on interest rate swaps for the three months ended June 30, 2020 was ($91.7) million compared to ($1.4) billion for the same period in 2019. The change was primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps, partially offset by unfavorable changes in realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $1.5 billion for the three months ended June 30, 2020, reflecting the reversal of unrealized losses upon termination of swaps during the period compared to ($1.3) billion for the same period in 2019, reflecting a decline in forward interest rates during the period. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.5) billion resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $38.2 billion and $38.1 billion, respectively, for the three months ended June 30, 2020 compared to ($167.5) million resulting from the termination or maturity of fixed-rate payer interest rate swaps with a notional amount of $18.6 billion for the same period in 2019.
Net gains (losses) on disposal of investments and other was $246.7 million for the three months ended June 30, 2020 compared to ($38.3) million for the same period in 2019. For the three months ended June 30, 2020, we disposed of Residential Securities with a carrying value of $5.5 billion for an aggregate net gain of $259.9 million. For the same period in 2019, we disposed of Residential Securities with a carrying value of $9.1 billion for an aggregate net loss of ($34.3) million.
Net gains (losses) on other derivatives was $170.9 million for the three months ended June 30, 2020 compared to ($506.4) million for the same period in 2019. The change in net gains (losses) on other derivatives was primarily comprised of lower net losses on futures derivatives, which was ($17.3) million for the three months ended June 30, 2020 compared to ($597.2) million for the same period in 2019 and higher net gains on TBA derivatives, which was $204.2 million for the three months ended June 30, 2020 compared to $105.9 million for the same period in 2019.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $254.8 million for the three months ended June 30, 2020 compared to ($4.9) million for the same period in 2019, primarily due to favorable changes in unrealized gains (losses) on commercial securitized loans of consolidated VIEs, credit risk transfer securities, residential loans and non-Agency mortgage-backed securities, partially offset by unfavorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs for the three months ended June 30, 2020 compared to the same period in 2019.
For the three months ended June 30, 2020, a loan loss provision of ($68.8) million was recorded on commercial mortgage and corporate loans. No loan loss provision was recorded on loans for the three months ended June 30, 2019. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

For the Six Months Ended June 30, 2020 and 2019

Net gains (losses) on interest rate swaps for the six months ended June 30, 2020 was ($3.3) billion compared to ($2.2) billion for the same period in 2019, primarily attributable to unfavorable changes in realized gains (losses) on termination or maturity of interest rate swaps. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.9) billion resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $65.0 billion and $38.1 billion, respectively, for the six months ended June 30, 2020 compared to ($755.7) million resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $45.4 billion and $11.3 billion, respectively, for the same period in 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net gains (losses) on disposal of investments and other was $453.3 million for the six months ended June 30, 2020 compared to ($132.2) million for the same period in 2019. For the six months ended June 30, 2020, we disposed of Residential Securities with a carrying value of $47.4 billion for an aggregate net gain of $527.1 million. For the same period in 2019, we disposed of Residential Securities with a carrying value of $19.5 billion for an aggregate net loss of ($126.8) million.
Net gains (losses) on other derivatives was $377.3 million for the six months ended June 30, 2020 compared to ($621.6) million for the same period in 2019. The change in net gains (losses) on other derivatives was primarily comprised of lower net losses on futures derivatives, which was ($289.9) million for the six months ended June 30, 2020 compared to ($886.6) million for the same period in 2019 and higher net gains on TBA derivatives, which was $635.9 million for the six months ended June 30, 2020 compared to $279.7 million for the same period in 2019.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($475.4) million for the six months ended June 30, 2020 compared to $42.7 million for the same period in 2019, primarily due to unfavorable changes in unrealized gains (losses) on commercial securitized loans of consolidated VIEs, securitized debt of consolidated VIEs backed by Agency mortgage-backed securities, Agency interest-only securities, credit risk transfer securities and residential loans, partially offset by favorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs for the six months ended June 30, 2020 compared to the same period in 2019.
For the six months ended June 30, 2020, a loan loss provision of ($168.1) million was recorded on commercial mortgage and corporate loans. For the six months ended June 30, 2019, a loan loss provision of ($5.7) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
June 30, 2020	$67,666	0.28%	2.04%
June 30, 2019	$78,408	0.25%	1.99%
For the six months ended
June 30, 2020	$145,295	0.27%	2.06%
June 30, 2019	$162,145	0.27%	2.13%

(1)
Includes $1.1 million of costs incurred in connection with the Internalization and costs incurred in connection with the CEO transition for the three months ended June 30, 2020. Includes $8.3 million of transaction costs incurred in connection with securitizations of residential whole loans and Agency mortgage-backed securities as well as costs incurred in connection with the Internalization and costs incurred in connection with the CEO transition for the six months ended June 30, 2020. Includes $3.0 million and $13.0 million of transaction costs incurred in connection with securitizations of residential whole loans and commercial loans for the three and six months ended June 30, 2019, respectively. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.28% and 0.26% and as a percentage of average equity were 2.01% and 1.94% for the three and six months ended June 30, 2020, respectively. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.24% and 0.25% and as a percentage of average equity were 1.91% and 1.96% for the three and six months ended June 30, 2019, respectively.

G&A expenses were $67.7 million for the three months ended June 30, 2020, a decrease of $10.7 million compared to the same period in 2019. G&A expenses were $145.3 million for the six months ended June 30, 2020, a decrease of $16.9 million compared to the same period in 2019. The change in each period was largely attributable to lower management fees in the second quarter

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

and first half of 2020 reflecting lower adjusted stockholders’ equity balances compared to the same periods in 2019 and lower transaction costs in the second quarter and first half of 2020 compared to the same periods in 2019.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2020	10.09%	17.40%	0.46%	(2.04%)	(0.07%)	25.84%
June 30, 2019	6.63%	(50.64%)	0.72%	(1.99%)	0.15%	(45.13%)
For the six months ended
June 30, 2020	5.27%	(43.48%)	0.43%	(2.06%)	0.35%	(39.49%)
June 30, 2019	8.07%	(41.25%)	0.73%	(2.13%)	0.04%	(34.54%)
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

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Unrealized gain	$3,846,064	$2,267,577
Unrealized loss	(3,990)	(129,386)
Accumulated other comprehensive income (loss)	$3,842,074	$2,138,191

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

The fair value of these securities being less than amortized cost at June 30, 2020 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $93.5 billion and $130.3 billion at June 30, 2020 and December 31, 2019, respectively. The change, consistent with our portfolio repositioning to strengthen our balance sheet in the first quarter of 2020, was primarily due to a decrease in Agency mortgage-backed securities of $36.1 billion, excluding assets transferred or pledged to securitization vehicles, non-Agency mortgage-backed securities of $0.5 billion and residential mortgage loans of $0.5 billion, partially offset by an increase in assets

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

transferred or pledged to securitization vehicles of $0.7 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2020:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$78,821,908	$19,148,701	$362,901	$4,620,863	$3,705,329	$746,067	$2,185,264	$90,442,332
Debt
Repurchase agreements	65,730,018	19,030,505	51,654	708,792	673,134	—	—	67,163,598
Other secured financing	2,014	—	—	641,189	—	—	895,793	1,538,996
Debt issued by securitization vehicles	1,661,180	—	—	2,356,828	2,440,122	—	—	6,458,130
Net forward purchases	1,363,933	—	—	11,720	—	—	—	1,375,653
Mortgages payable	—	—	—	—	—	508,565	—	508,565
Net equity allocated	$10,064,763	$118,196	$311,247	$902,334	$592,073	$237,502	$1,289,471	$13,397,390	(4)

Net equity allocated (%)	75%	1%	2%	7%	4%	2%	10%	100%
Debt/net equity ratio	6.8:1	NM	0.2:1	4.1:1	5.3:1	2.1:1	0.7:1	5.5:1	(5)

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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at June 30, 2020 and December 31, 2019 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2020 and December 31, 2019 we had on our Consolidated Statements of Financial Condition a total of $92.8 million and $156.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.8 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended June 30, 2020 and 2019 was 19.5% and 11.2%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of June 30, 2020 and 2019 was 18.0% and 14.5%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$74,214,631	$108,723,414
Adjustable-rate pass-through	589,140	1,524,331
CMO	162,674	160,016
Interest-only	522,934	708,562
Multifamily	1,213,206	1,717,197
Reverse mortgages	59,215	59,847
Total agency securities	$76,761,800	$112,893,367
Residential credit
CRT	$362,901	$531,322
Alt-A	90,652	151,383
Prime	177,045	276,257
Prime interest-only	1,932	3,167
Subprime	120,687	348,979
NPL/RPL	190,515	164,268
Prime jumbo (>= 2010 vintage)	35,587	184,664
Prime jumbo (>= 2010 vintage) interest-only	3,422	7,150
Total residential credit securities	$982,741	$1,667,190
Total Residential Securities	$77,744,541	$114,560,557
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at June 30, 2020 and December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2020	December 31, 2019
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,653,951	$107,412,143
Net premium	3,027,942	4,309,668
Amortized cost	73,681,894	111,721,811
Amortized cost / principal amount	104.29%	104.01%
Carrying value	77,216,164	113,841,402
Carrying value / principal amount	109.29%	105.99%
Weighted average coupon rate	3.72%	3.91%
Weighted average yield	3.14%	3.07%
Adjustable-rate Residential Securities (1)
Principal amount	$1,277,151	$2,513,310
Weighted average coupon rate	3.50%	4.13%
Weighted average yield	4.29%	3.52%
Weighted average term to next adjustment	17 Months	13 Months
Weighted average lifetime cap (2)	0.56%	8.24%
Principal amount at period end as % of total residential securities	1.81%	2.34%
Fixed-rate Residential Securities (1)
Principal amount	$69,376,800	$104,898,833
Weighted average coupon rate	3.72%	3.90%
Weighted average yield	3.12%	3.06%
Principal amount at period end as % of total residential securities	98.19%	97.66%
Interest-only Residential Securities
Notional amount	$4,105,487	$5,447,193
Net premium	651,697	876,129
Amortized cost	651,697	876,129
Amortized cost / notional amount	15.87%	16.08%
Carrying value	528,377	719,155
Carrying value / notional amount	12.87%	13.20%
Weighted average coupon rate	4.13%	3.29%
Weighted average yield	NM	1.73%
(1)     Excludes interest-only mortgage-backed securities.
(2)     Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.
NM     Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2020.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$347,845	$—	$347,845	4.61%	0.62%	1.98%	30.31%
Private label credit risk transfer	15,056	—	15,056	5.64%	17.66%	0.21%	21.28%
Alt-A	90,652	25,742	64,910	3.69%	8.08%	19.03%	15.36%
Prime	177,045	29,042	148,003	4.22%	8.44%	10.98%	19.10%
Prime interest-only	1,932	1,932	—	0.46%	—	4.12%	42.15%
Subprime	120,687	69,078	51,609	1.05%	8.55%	19.54%	5.61%
Re-performing loan securitizations	190,515	59,238	131,277	3.96%	26.56%	28.43%	6.18%
Prime jumbo (>=2010 vintage)	35,587	—	35,587	3.83%	1.87%	3.35%	45.14%
Prime jumbo (>=2010 vintage) interest-only	3,422	3,422	—	0.37%	—	2.44%	36.04%
Total/weighted average (2)	$982,741	$188,454	$794,287	3.88%	8.61%	12.11%	19.96%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of IOs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$347,845	$—	$347,845
Private label credit risk transfer	—	—	15,056	—	15,056
Alt-A	28,567	46,338	15,747	—	90,652
Prime	30,113	120,479	26,453	—	177,045
Prime interest-only	—	—	—	1,932	1,932
Subprime	—	4,088	116,501	98	120,687
Re-performing loan securitizations	—	190,515	—	—	190,515
Prime jumbo (>=2010 vintage)	—	35,587	—	—	35,587
Prime jumbo (>=2010 vintage) interest-only	—	—	—	3,422	3,422
Total	$58,680	$397,007	$521,602	$5,452	$982,741

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2020. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the floating rate. At June 30, 2020, the interest rate swaps had a net fair value of ($1.2) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$67,163,598	$—	$—	$—	$67,163,598
Interest expense on repurchase agreements (1)	88,581	—	—	—	88,581
Other secured financing	632,407	10,796	895,793	—	1,538,996
Interest expense on other secured financing (1)	25,947	41,524	26,223	—	93,694
Debt issued by securitization vehicles (principal)	—	—	205,445	6,235,881	6,441,326
Interest expense on debt issued by securitization vehicles	150,690	229,338	226,808	2,577,044	3,183,880
Mortgages payable (principal)	22,726	39,961	172,843	278,475	514,005
Interest expense on mortgages payable	20,419	40,000	37,578	130,784	228,781
Long-term operating lease obligations	3,927	7,727	7,723	965	20,342
Total	$68,108,295	$369,346	$1,572,413	$9,223,149	$79,273,203

(1)	Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2020.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the six months ended June 30, 2020, we received $9.3 billion from principal repayments and $46.8 billion in cash from disposal of Residential Securities. During the six months ended June 30, 2019, we received $6.1 billion from principal repayments and $13.2 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at June 30, 2020.

Capital Management

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
The major risks impacting capital are capital, liquidity and funding risk, investment/market risk, credit risk, counterparty risk, operational risk and compliance, regulatory and legal risk. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Stockholders’ equity	(dollars in thousands)
7.50% Series D cumulative redeemable preferred stock	$445,457	$445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,077	14,301
Additional paid-in capital	19,827,216	19,966,923
Accumulated other comprehensive income (loss)	3,842,074	2,138,191
Accumulated deficit	(11,871,927)	(8,309,424)
Total stockholders’ equity	$13,793,466	$15,792,017

Capital Stock
 The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Three Months Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	63,000	180,000
Amount raised from direct purchase and dividend reinvestment program	$405	$1,795
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
No shares were issued under the at-the-market sales program during the six months ended June 30, 2020. During the three and six months ended June 30, 2019, we issued 8.0 million and 56.0 million shares, respectively, for proceeds of $80.1 million and $569.1 million, respectively, net of commissions and fees, under the at-the-market sales program.
In June 2019, we announced that our Board had authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2020. During the three and six months ended June 30, 2020, we repurchased an aggregate of 22.9 million shares of our common stock for an aggregate amount of $143.3 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.

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
Our debt-to-equity ratio at June 30, 2020 and December 31, 2019 was 5.5:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity was 6.4:1 and 7.2:1 at June 30, 2020 and December 31, 2019, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and shown net of debt issued by securitization vehicles), was 13.0% and 12.0% at June 30, 2020 and December 31, 2019, respectively.

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
Item 2. Management’s Discussion and Analysis

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

Funding
Our primary financing sources are repurchase agreements provided through counterparty arrangements and through Arcola, other secured financing, debt issued by securitization vehicles, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either used to collateralize additional borrowings or sold.
We seek to conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered maturity profile.
Our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the FICC, with FICC acting as the central counterparty. In addition, Arcola has historically borrowed funds through direct repurchase agreements.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2020 and December 31, 2019, the weighted average days to maturity was 74 days and 65 days, respectively.
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
We maintain access to Federal Home Loan Bank (“FHLB”) funding through our captive insurance subsidiary Truman Insurance Company LLC (“Truman”). A 2016 rule from the Federal Housing Finance Agency (“FHFA”) requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership at the time the rule was enacted, Truman was granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative or other action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period. However, in anticipation of the expiration of our membership, we have commenced actions to refinance our FHLB advances with alternative funding sources, including credit facilities and securitization funding.
At June 30, 2020, we had total financial assets and cash pledged against existing liabilities of $75.5 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2020 compared to the same period in 2019, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2020.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2020	$68,468,813	$67,163,598	$183,423	$—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
June 30, 2018	80,582,681	75,760,655	2,929,470	259,762
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2020. The weighted average remaining maturity on our repurchase agreements and other secured financing was 95 days at June 30, 2020:

	June 30, 2020
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$15,091,891	0.15%	22.0%
2 to 29 days	18,084,981	0.48%	26.3%
30 to 59 days	4,992,032	0.67%	7.3%
60 to 89 days	5,436,637	0.47%	7.9%
90 to 119 days	8,671,500	0.58%	12.6%
Over 120 days (1)	16,425,553	0.86%	23.9%
Total	$68,702,594	0.52%	100.0%

(1)	Approximately 3% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2020:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$67,163,598	0.49%	0.79%	74
Other secured financing (2)	1,538,996	1.99%	2.50%	990
Securitized debt of consolidated VIEs (3)	6,441,326	2.30%	2.32%	7,315
Mortgages payable (3)	514,005	3.99%	4.08%	4,274
Total indebtedness	$75,657,925

(1)    Determined based on estimated weighted-average lives of the underlying debt instruments.
(2)    Includes advances from the Federal Home Loan Bank of Des Moines of $0.6 billion and financing under credit facilities.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2020:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,168,816	$225,094	$1,393,910
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	71,576,324	5,671,495	77,247,819
Credit risk transfer securities	63,873	299,028	362,901
Non-agency mortgage-backed securities	524,463	95,377	619,840
Residential mortgage loans (2)	3,664,422	336,601	4,001,023
MSRs	2,517	224,883	227,400
Commercial real estate debt investments (2)	2,026,378	185,447	2,211,825
Commercial real estate debt and preferred equity, held for investment (2)	1,353,830	139,674	1,493,504
Corporate debt, held for investment	1,533,004	652,260	2,185,264
Other assets (3)	—	103,038	103,038
Total financial assets	$81,913,627	$7,932,897	$89,846,524

(1)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(2)	Includes assets transferred or pledged to securitization vehicles.

(3)	Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2020:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,393,910
Residential Securities (2) (3)	76,397,754
Residential mortgage loans (4)	1,168,521
Commercial real estate debt investments (5)	61,202
Commercial real estate debt and preferred equity, held for investment (6)	552,374
Corporate debt, held for investment (7)	1,636,099
Total liquid assets	$81,209,860
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (8)	98.85%

(1)
Carrying value approximates the market value of assets. The assets listed in this table include $75.5 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2020. Please refer to the Encumbered and Unencumbered Assets table for related information.

(2)	The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.

(3)	Excludes securitized Agency mortgage-backed securities of consolidated VIEs carried at fair value of $1.8 billion.

(4)	Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $2.8 billion.

(5)	Excludes securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.2 billion.

(6)	Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $0.9 billion.

(7)	Excludes certain second lien loans.

(8)	Denominator is computed based on the carrying amount of encumbered and encumbered financial assets, excluding assets transferred or pledged to securitization vehicles of $7.7 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2020 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,393,910	$—	$—	$—	$1,393,910
Agency mortgage-backed securities (principal)	1,125,000	6,668	1,881,750	66,577,609	69,591,027
Credit risk transfer securities (principal)	—	—	36,906	373,226	410,132
Non-agency mortgage-backed securities (principal)	—	10,104	229,870	412,818	652,792
Commercial mortgage-backed securities (principal)	—	—	—	74,458	74,458
Total securities	1,125,000	16,772	2,148,526	67,438,111	70,728,409
Residential mortgage loans (principal)	—	—	—	1,175,854	1,175,854
Commercial real estate debt and preferred equity (principal)	147,395	60,898	446,757	55,303	710,353
Corporate debt (principal)	2,506	40,649	328,143	1,895,613	2,266,911
Total loans	149,901	101,547	774,900	3,126,770	4,153,118
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	7,642,430	7,642,430
Total financial assets - maturity	2,668,811	118,319	2,923,426	78,207,311	83,917,867
Effect of utilizing reset dates (1)	6,185,251	1,250,330	(649,418)	(6,786,163)	—
Total financial assets - interest rate sensitive	$8,854,062	$1,368,649	$2,274,008	$71,421,148	$83,917,867
Financial liabilities
Repurchase agreements	$43,754,592	$23,409,006	$—	$—	$67,163,598
Other secured financing	23,100	609,307	10,796	895,793	1,538,996
Debt issued by securitization vehicles (principal)	—	—	—	6,441,326	6,441,326
Total financial liabilities - maturity	43,777,692	24,018,313	10,796	7,337,119	75,143,920
Effect of utilizing reset dates (1)(2)	(18,911,967)	(4,425,614)	17,323,850	6,013,731
Total financial liabilities - interest rate sensitive	$24,865,725	$19,592,699	$17,334,646	$13,350,850	$75,143,920

Maturity gap	$(41,108,881)	$(23,899,994)	$2,912,630	$70,870,192	$8,773,947

Cumulative maturity gap	$(41,108,881)	$(65,008,875)	$(62,096,245)	$8,773,947

Interest rate sensitivity gap	$(16,011,663)	$(18,224,050)	$(15,060,638)	$58,070,298	$8,773,947

Cumulative rate sensitivity gap	$(16,011,663)	$(34,235,713)	$(49,296,351)	$8,773,947

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2020. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(22.2%)	—%	(0.2%)
-50 Basis points	(16.2%)	0.1%	0.9%
-25 Basis points	(7.5%)	0.3%	1.7%
+25 Basis points	4.3%	(0.1%)	(0.9%)
+50 Basis points	14.8%	(0.3%)	(2.3%)
+75 Basis points	20.9%	(0.6%)	(4.2%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.3%	8.8%
-15 Basis points	0.8%	5.3%
-5 Basis points	0.3%	1.8%
+5 Basis points	(0.3%)	(1.7%)
+15 Basis points	(0.8%)	(5.2%)
+25 Basis points	(1.3%)	(8.7%)
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
Our portfolio composition, based on balance sheet values, at June 30, 2020 and December 31, 2019 was as follows:

	June 30, 2020	December 31, 2019
Category
Agency mortgage-backed securities (1)	86.9%	89.5%
Credit risk transfer securities	0.4%	0.4%
Non-agency mortgage-backed securities	0.7%	0.9%
Residential mortgage loans (1)	4.4%	3.3%
Mortgage servicing rights	0.3%	0.3%
Commercial real estate (1) (2)	4.9%	3.9%
Corporate debt	2.4%	1.7%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table summarizes our exposure to counterparties by geography at June 30, 2020:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Geography	(dollars in thousands)
North America	23	$52,333,146	$(426,019)	$3,313,398
Europe	10	10,506,709	(772,951)	975,579
Japan	2	4,323,743	—	227,072
Total	35	$67,163,598	$(1,198,970)	$4,516,049
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

Core Earnings (excluding PAA) and Core Earnings (excluding PAA) Per Average Common Share
Core earnings (excluding PAA) is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSRs, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-core income allocated to equity method investments and other non-core components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-core income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Core earnings (excluding PAA) per average common share is calculated by dividing core earnings (excluding PAA) by average basic common shares for the period.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At June 30, 2020, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factors relating to the coronavirus disease 2019 (“COVID-19”) disclosed in Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2019 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2020. The following table sets forth information with respect to this share repurchase program for the quarter ended June 30, 2020. All common shares were purchased in open-market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	The total number of shares purchased as part of publicly announced repurchase plans or programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan (1)
			(dollars in thousands)
May 1, 2020 - May 31, 2020	10,763,344	$6.04	10,763,344	$1,211,814
June 1, 2020 - June 30, 2020	12,100,820	$6.47	12,100,820	$1,133,497
Total	22,864,164		22,864,164

(1) Excludes commission costs.

ITEM 5. OTHER INFORMATION

On August 6, 2020, the Company amended and restated the separate Distribution Agency Agreements (collectively, as amended, the “Amended and Restated Sales Agreements”) previously entered into on January 3, 2018 (such prior agreements, the “Prior Sales Agreements”), as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2018, with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). Under the terms of the Amended and Restated Sales Agreements, the Company may offer and sell shares of its common stock having an aggregate offering price of up to $675,264,043 (the “Shares”) from time to time through any of the Sales Agents.

Pursuant to the Amended and Restated Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Amended and Restated Sales Agreements, each Sales Agent (at the Company’s election) will use commercially reasonable efforts consistent with its normal sales and trading practices to sell the Shares as directed by the Company. Under the Amended and Restated Sales Agreements, the Company will pay each of the Sales Agents a commission that will not exceed, but may be lower than, 1.25% of the gross sales price per share of Shares sold through it. The Amended and Restated Sales Agreements contain

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

customary representations, warranties and agreements of the Company and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.

The terms and conditions of the Amended and Restated Sales Agreements are almost identical to the terms and conditions of the Prior Sales Agreements, except for (i) the removal of all references to the Manager as a result of the closing of the Internalization on June 30, 2020 and (ii) other administrative, conforming and otherwise non-material modifications.

Shares sold under the Amended and Restated Sales Agreements, if any, will be issued pursuant to the Company’s automatic shelf registration statement on Form S-3ASR (No. 333-229489), including the prospectus, dated February 1, 2019, and the prospectus supplement, dated February 20, 2019, as the same may be amended or supplemented.

The foregoing description of the Amended and Restated Sales Agreements is not complete and is qualified in its entirety by reference to the entire Amended and Restated Sales Agreements, copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 1.1 through 1.10, inclusive, and which are incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

1.1	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and Wells Fargo Securities, LLC. †
1.2
Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated). †

1.3	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and Barclays Capital Inc. †
1.4	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and Citigroup Global Markets Inc. †
1.5	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and Credit Suisse Securities (USA) LLC. †
1.6	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and Goldman Sachs & Co. LLC. †
1.7	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and J.P. Morgan Securities LLC. †
1.8	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and Keefe, Bruyette & Woods, Inc. †
1.9	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and RBC Capital Markets, LLC. †
1.10	Amended and Restated Distribution Agency Agreement, dated August 6, 2020, by and between Annaly Capital Management, Inc. and UBS Securities LLC. †
10.1	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).
10.2	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.3	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

10.4	Form of Performance Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.5	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2020 (Unaudited) and December 31, 2019 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2019); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted in Inline XBRL and contained in Exhibit 101).
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

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 6, 2020	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated:	August 6, 2020	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer)

II-1