Form 10-Q
period 2020-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2020-11-06
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2020
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

The number of shares of the registrant’s Common Stock outstanding on October 30, 2020 was 1,398,228,330.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2020 (Unaudited) and December 31, 2019 (Derived from the audited consolidated financial statements at December 31, 2019)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2020 and 2019	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	22
Note 8. Variable Interest Entities	23
Note 9. Real Estate	27
Note 10. Derivative Instruments	28
Note 11. Fair Value Measurements	35
Note 12. Goodwill and Intangible Assets	38
Note 13. Secured Financing	39
Note 14. Capital Stock	41
Note 15. Interest Income and Interest Expense	43
Note 16. Net Income (Loss) per Common Share	44
Note 17. Income Taxes	44
Note 18. Risk Management	45
Note 19. Related Party Transactions	46
Note 20. Lease Commitments and Contingencies	47
Note 21. Arcola Regulatory Requirements	48
Note 22. Subsequent Events	48
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	49
Special Note Regarding Forward-Looking Statements	49
Overview	51
Business Environment and Coronavirus Disease 2019 (“COVID-19”)	51
Results of Operations	53
Financial Condition	65
Capital Management	69
Risk Management	71
Critical Accounting Policies and Estimates	81
Glossary of Terms	83
Item 3. Quantitative and Qualitative Disclosures about Market Risk	92
Item 4. Controls and Procedures	92
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	93
Item 1A. Risk Factors	93
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 5. Other Information	93
Item 6. Exhibits	93
SIGNATURES	95

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2020	2019 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,025,431 and $1,648,545, respectively) (2)	$1,239,982	$1,850,729
Securities (includes pledged assets of $67,664,458 and $108,809,569, respectively) (3)	76,098,985	114,833,580
Loans, net (includes pledged assets of $2,096,223 and $3,240,583, respectively) (4)	2,788,341	4,462,350
Mortgage servicing rights (includes pledged assets of $3,431 and $3,336, respectively)	207,985	378,078
Assets transferred or pledged to securitization vehicles	7,269,402	7,002,460
Real estate, net	790,597	725,638
Derivative assets	103,245	113,556
Receivable for unsettled trades	54,200	4,792
Principal and interest receivable	281,009	449,906
Goodwill and intangible assets, net	136,900	92,772
Other assets	221,765	381,220
Total assets	$89,192,411	$130,295,081
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$64,633,447	$101,740,728
Other secured financing	861,373	4,455,700
Debt issued by securitization vehicles	6,027,576	5,622,801
Mortgages payable	507,934	485,005
Derivative liabilities	1,182,681	803,866
Payable for unsettled trades	1,176,001	463,387
Interest payable	155,338	476,335
Dividends payable	308,644	357,527
Other liabilities	144,745	93,388
Total liabilities	74,997,739	114,498,737
Stockholders’ equity
Preferred stock, par value $0.01 per share, 85,150,000 authorized, 81,900,000 issued and outstanding	1,982,026	1,982,026
Common stock, par value $0.01 per share, 2,914,850,000 authorized, 1,402,928,317 and 1,430,106,199 issued and outstanding, respectively	14,029	14,301
Additional paid-in capital	19,798,032	19,966,923
Accumulated other comprehensive income (loss)	3,589,056	2,138,191
Accumulated deficit	(11,200,937)	(8,309,424)
Total stockholders’ equity	14,182,206	15,792,017
Noncontrolling interests	12,466	4,327
Total equity	14,194,672	15,796,344
Total liabilities and equity	$89,192,411	$130,295,081

(1)Derived from the audited consolidated financial statements at December 31, 2019.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $84.9 million and $67.5 million at September 30, 2020 and December 31, 2019, respectively.
(3)Excludes $50.3 million and $102.5 million at September 30, 2020 and December 31, 2019, respectively, of Agency mortgage-backed securities, $544.0 million and $468.0 million at September 30, 2020 and December 31, 2019, respectively, of non-Agency mortgage-backed securities and $392.6 million and $500.3 million at September 30, 2020 and December 31, 2019, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.
(4)Includes $50.0 million and $66.7 million of residential mortgage loans held for sale at September 30, 2020 and December 31, 2019, respectively.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income
Interest income	$562,443	$919,299	$1,702,281	$2,713,083
Interest expense	115,126	766,905	804,631	2,164,817
Net interest income	447,317	152,394	897,650	548,266
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(62,529)	88,466	(141,070)	306,154
Realized gains (losses) on termination or maturity of interest rate swaps	(427)	(682,602)	(1,919,720)	(1,438,349)
Unrealized gains (losses) on interest rate swaps	170,327	(326,309)	(1,162,768)	(1,992,884)
Subtotal	107,371	(920,445)	(3,223,558)	(3,125,079)
Net gains (losses) on disposal of investments and other	198,888	66,522	652,150	(65,727)
Net gains (losses) on other derivatives	169,316	(16,888)	546,658	(638,458)
Net unrealized gains (losses) on instruments measured at fair value through earnings	121,255	(1,091)	(354,133)	41,657
Loan loss provision	21,993	(3,504)	(146,084)	(9,207)
Subtotal	511,452	45,039	698,591	(671,735)
Total realized and unrealized gains (losses)	618,823	(875,406)	(2,524,967)	(3,796,814)
Other income (loss)	7,959	35,074	38,109	93,757
General and administrative expenses
Compensation and management fee	29,196	41,161	107,057	130,225
Other general and administrative expenses	19,636	24,977	87,070	98,058
Total general and administrative expenses	48,832	66,138	194,127	228,283
Income (loss) before income taxes	1,025,267	(754,076)	(1,783,335)	(3,383,074)
Income taxes	9,719	(6,907)	(14,928)	(10,241)
Net income (loss)	1,015,548	(747,169)	(1,768,407)	(3,372,833)
Net income (loss) attributable to noncontrolling interests	(126)	(110)	(28)	(294)
Net income (loss) attributable to Annaly	1,015,674	(747,059)	(1,768,379)	(3,372,539)
Dividends on preferred stock (1)	35,509	36,151	106,527	101,067
Net income (loss) available (related) to common stockholders	$980,165	$(783,210)	$(1,874,906)	$(3,473,606)
Net income (loss) per share available (related) to common stockholders
Basic	$0.70	$(0.54)	$(1.32)	$(2.42)
Diluted	$0.70	$(0.54)	$(1.32)	$(2.42)
Weighted average number of common shares outstanding
Basic	1,404,202,695	1,453,359,211	1,419,645,475	1,436,204,582
Diluted	1,404,368,300	1,453,359,211	1,419,645,475	1,436,204,582
Other comprehensive income (loss)
Net income (loss)	$1,015,548	$(747,169)	$(1,768,407)	$(3,372,833)
Unrealized gains (losses) on available-for-sale securities	(140,671)	1,034,873	2,220,271	4,289,054
Reclassification adjustment for net (gains) losses included in net income (loss)	(112,347)	(86,061)	(769,406)	4,626
Other comprehensive income (loss)	(253,018)	948,812	1,450,865	4,293,680
Comprehensive income (loss)	762,530	201,643	(317,542)	920,847
Comprehensive income (loss) attributable to noncontrolling interests	(126)	(110)	(28)	(294)
Comprehensive income (loss) attributable to Annaly	762,656	201,753	(317,514)	921,141
Dividends on preferred stock (1)	35,509	36,151	106,527	101,067
Comprehensive income (loss) attributable to common stockholders	$727,147	$165,602	$(424,041)	$820,074

(1) The three months ended September 30, 2019 exclude cumulative and undeclared dividends of $0.3 million on the Company's Series I Preferred Stock as of June 30, 2019.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2020	2019	2020	2019
Preferred stock
Beginning of period	$1,982,026	$2,110,346	$1,982,026	$1,778,168
Issuance	—	41,146	—	428,324
Redemption	—	(169,466)	—	(224,466)
End of period	$1,982,026	$1,982,026	$1,982,026	$1,982,026
Common stock
Beginning of period	$14,077	$14,562	$14,301	$13,138
Issuance	—	—	—	1,422
Buyback of common stock	(49)	(182)	(277)	(182)
Stock-based award activity	—	—	3	—
Direct purchase and dividend reinvestment	1	—	2	2
End of period	$14,029	$14,380	$14,029	$14,380
Additional paid-in capital
Beginning of period	$19,827,216	$20,195,419	$19,966,923	$18,794,331
Issuance	—	—	(93)	1,397,484
Buyback of common stock	(31,363)	(155,122)	(174,799)	(155,122)
Stock-based award activity	1,510	207	4,928	2,018
Redemption of preferred stock	—	(5,534)	—	(5,534)
Direct purchase and dividend reinvestment	669	—	1,073	1,793
End of period	$19,798,032	$20,034,970	$19,798,032	$20,034,970
Accumulated other comprehensive income (loss)
Beginning of period	$3,842,074	$1,365,003	$2,138,191	$(1,979,865)
Unrealized gains (losses) on available-for-sale securities	(140,671)	1,034,873	2,220,271	4,289,054
Reclassification adjustment for net gains (losses) included in net income (loss)	(112,347)	(86,061)	(769,406)	4,626
End of period	$3,589,056	$2,313,815	$3,589,056	$2,313,815
Accumulated deficit
Beginning of period - unadjusted	$(11,871,927)	$(7,982,649)	$(8,309,424)	$(4,493,660)
Cumulative effect of change in accounting principle for credit losses	—	—	(39,641)	—
Beginning of period - adjusted	(11,871,927)	(7,982,649)	(8,349,065)	(4,493,660)
Net income (loss) attributable to Annaly	1,015,674	(747,059)	(1,768,379)	(3,372,539)
Dividends declared on preferred stock (1)	(35,509)	(36,451)	(106,527)	(101,067)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(309,175)	(359,736)	(976,966)	(1,158,629)
End of period	$(11,200,937)	$(9,125,895)	$(11,200,937)	$(9,125,895)
Total stockholder’s equity	$14,182,206	$15,219,296	$14,182,206	$15,219,296
Noncontrolling interests
Beginning of period	$4,137	$4,726	$4,327	$5,689
Net income (loss) attributable to noncontrolling interests	(126)	(110)	(28)	(294)
Equity contributions from (distributions to) noncontrolling interests	8,455	(208)	8,167	(987)
End of period	$12,466	$4,408	$12,466	$4,408
Total equity	$14,194,672	$15,223,704	$14,194,672	$15,223,704

(1)    See Note titled “Capital Stock” for dividends per share for each class of shares. The three months ended September 30, 2019 include cumulative and undeclared dividends of $0.3 million on the Company's Series I Preferred Stock as of June 30, 2019.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	For The Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(1,768,407)	$(3,372,833)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	1,130,285	943,277
Amortization of securitized debt premiums and discounts and deferred financing costs	(7,263)	(11,457)
Depreciation, amortization and other noncash expenses	28,181	24,107
Net (gains) losses on disposal of investments and other	(652,150)	65,727
Net (gains) losses on investments and derivatives	2,889,963	2,589,685
Income from unconsolidated joint ventures	(2,596)	3,350
Loan loss provision	146,084	9,207
Payments on purchases of loans held for sale	(120,855)	(196,252)
Proceeds from sales and repayments of loans held for sale	139,672	220,409
Net receipts (payments) on derivatives	(2,210,881)	(2,561,170)
Net change in
Other assets	291,745	(45,547)
Interest receivable	148,165	(92,959)
Interest payable	(320,997)	(5,131)
Other liabilities	(30,769)	34,194
Net cash provided by (used in) operating activities	(339,823)	(2,395,393)
Cash flows from investing activities
Payments on purchases of securities	(24,970,238)	(51,502,672)
Proceeds from sales of securities	50,295,038	19,713,184
Principal payments on securities	14,392,160	11,206,792
Payments on purchases and origination of loans	(1,658,578)	(2,718,403)
Proceeds from sales of loans	583,040	365,787
Principal payments on loans	1,558,859	2,523,471
Investments in real estate	(6,123)	(12,384)
Proceeds from sales of real estate	—	6,661
Proceeds from reverse repurchase agreements	46,100,000	78,439,755
Payments on reverse repurchase agreements	(46,100,000)	(77,789,715)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	6,641	1,975
Cash acquired in asset acquisition	1,047	—
Net cash provided by (used in) investing activities	40,201,846	(19,765,549)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,353,694,509	4,275,937,246
Payments on repurchase agreements and other secured financing	(2,394,417,060)	(4,254,088,297)
Proceeds from issuances of securitized debt	2,385,374	2,030,356
Principal payments on securitized debt	(860,306)	(1,778,314)
Payment of deferred financing cost	(553)	(5,222)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,075	1,829,025
Redemptions of preferred stock	—	(230,000)
Net principal receipts (payments) on mortgages payable	22,550	(25,398)
Net contributions (distributions) from (to) noncontrolling interests	8,167	(987)
Net payment on share repurchase	(175,076)	(155,304)
Dividends paid	(1,131,450)	(1,293,991)
Net cash provided by (used in) financing activities	(40,472,770)	22,219,114
Net (decrease) increase in cash and cash equivalents	$(610,747)	$58,172
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,850,729	1,735,749
Cash and cash equivalents including cash pledged as collateral, end of period	$1,239,982	$1,793,921
Supplemental disclosure of cash flow information
Interest received	$2,926,598	$3,583,189
Dividends received	$4,485	$6,279
Interest paid (excluding interest paid on interest rate swaps)	$1,050,203	$2,041,539
Net interest paid on interest rate swaps	$290,277	$(96,169)
Taxes received (paid)	$1,551	$274
Noncash investing and financing activities
Receivable for unsettled trades	$54,200	$193,229
Payable for unsettled trades	$1,176,001	$245,626
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,450,865	$4,293,680
Dividends declared, not yet paid	$308,644	$359,491
Derecognition of assets of consolidated VIEs	$1,222,221	$—
Derecognition of securitized debt of consolidated VIEs	$1,141,311	$—

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
The Company’s four investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests primarily in non-Agency residential mortgage assets within securitized products and residential mortgage loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity-backed middle market businesses, focusing primarily on senior debt within select industries.
The Company is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). Prior to the closing of the Internalization (as defined in Note 19) on June 30, 2020, the Company was externally managed by Annaly Management Company LLC (the “Former Manager”).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.0 billion and $1.6 billion at September 30, 2020 and December 31, 2019, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2020 and December 31, 2019.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2020	December 31, 2019
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$74,393,763	$112,124,958
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	521,404	768,409
Securities	Credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	411,538	531,322
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	717,602	1,135,868
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	31,140	64,655
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	23,538	208,368
Total securities			76,098,985	114,833,580
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	152,959	1,647,787
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	573,504	669,713
Loans, net	Corporate debt held for investment, net	Amortized cost	2,061,878	2,144,850
Total loans, net			2,788,341	4,462,350
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	623,650	1,122,588
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,588,679	2,598,374
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,174,118	2,345,120
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	882,955	936,378
Total assets transferred or pledged to securitization vehicles			7,269,402	7,002,460
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	64,633,447	101,740,728
Other secured financing	Loans	Amortized cost	861,373	4,455,700
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	6,027,576	5,622,801
Mortgages payable	Loans	Amortized cost	507,934	485,005
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
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). There was no impairment recognized for the three or nine months ended September 30, 2020 and 2019.
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the nine months ended September 30, 2020:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$114,560,557	$273,023	$114,833,580
Purchases	25,679,591	—	25,679,591
Sales and transfers (1)	(50,079,936)	(204,062)	(50,283,998)
Principal paydowns	(14,354,169)	(4,933)	(14,359,102)
(Amortization) / accretion	(1,135,486)	377	(1,135,109)
Fair value adjustment	1,373,750	(9,727)	1,364,023
Ending balance September 30, 2020	$76,044,307	$54,678	$76,098,985

(1) Includes transfers to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,676,115	$3,142,668	$(23,694)	$68,795,089	$3,416,366	$(885)	$72,210,570
Adjustable-rate pass-through	502,382	3,436	(3,423)	502,395	24,872	—	527,267
CMO	144,899	2,253	—	147,152	5,361	—	152,513
Interest-only	3,081,524	600,917	—	600,917	7,705	(143,246)	465,376
Multifamily	1,433,340	17,207	(1,083)	1,449,464	62,240	(8,291)	1,503,413
Reverse mortgages	51,189	4,379	—	55,568	563	(103)	56,028
Total agency securities	$70,889,449	$3,770,860	$(28,200)	$71,550,585	$3,517,107	$(152,525)	$74,915,167
Residential credit
CRT (1)	$463,482	$8,280	$(1,556)	$459,233	$1,007	$(48,702)	$411,538
Alt-A	104,381	51	(20,322)	84,110	6,845	(1)	90,954
Prime	184,166	4,877	(14,520)	174,523	12,121	(466)	186,178
Prime interest-only	237,377	2,355	—	2,355	—	(1,164)	1,191
Subprime	131,194	—	(19,750)	111,444	8,107	(4)	119,547
NPL/RPL	284,699	697	(2,684)	282,712	1,950	(2,793)	281,869
Prime jumbo (>=2010 vintage)	39,666	—	(5,107)	34,559	1,766	(121)	36,204
Prime jumbo (>=2010 vintage) Interest-only	366,870	7,485	—	7,485	—	(5,826)	1,659
Total residential credit securities	$1,811,835	$23,745	$(63,939)	$1,156,421	$31,796	$(59,077)	$1,129,140
Total Residential Securities	$72,701,284	$3,794,605	$(92,139)	$72,707,006	$3,548,903	$(211,602)	$76,044,307
Commercial
Commercial Securities	$64,458	$—	$(7,631)	$56,827	$—	$(2,149)	$54,678
Total securities	$72,765,742	$3,794,605	$(99,770)	$72,763,833	$3,548,903	$(213,751)	$76,098,985

	December 31, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$102,448,565	$4,345,053	$(46,614)	$106,747,004	$2,071,583	$(95,173)	$108,723,414
Adjustable-rate pass-through	1,474,818	72,245	(1,400)	1,545,663	10,184	(31,516)	1,524,331
CMO	156,937	2,534	—	159,471	545	—	160,016
Interest-only	4,486,845	862,905	—	862,905	2,787	(157,130)	708,562
Multifamily	1,619,900	19,981	(2,280)	1,637,601	82,292	(2,696)	1,717,197
Reverse mortgages	54,553	5,053	—	59,606	550	(309)	59,847
Total agency investments	$110,241,618	$5,307,771	$(50,294)	$111,012,250	$2,167,941	$(286,824)	$112,893,367
Residential credit
CRT (1)	$517,110	$15,850	$(2,085)	$515,950	$16,605	$(1,233)	$531,322
Alt-A	160,957	250	(22,306)	138,901	12,482	—	151,383
Prime	277,076	3,362	(17,794)	262,644	14,142	(529)	276,257
Prime interest-only	391,234	3,757	—	3,757	—	(590)	3,167
Subprime	370,263	1,356	(59,727)	311,892	37,205	(118)	348,979
NPL/RPL	164,180	351	(440)	164,091	191	(14)	164,268
Prime jumbo (>=2010 vintage)	182,709	1,026	(4,281)	179,454	5,360	(150)	184,664
Prime jumbo (>=2010 vintage) Interest-only	554,189	9,001	—	9,001	—	(1,851)	7,150
Total residential credit securities	$2,617,718	$34,953	$(106,633)	$1,585,690	$85,985	$(4,485)	$1,667,190
Total Residential Securities	$112,859,336	$5,342,724	$(156,927)	$112,597,940	$2,253,926	$(291,309)	$114,560,557
Commercial
Commercial Securities	$263,965	$10,873	$(9,393)	$265,445	$7,710	$(132)	$273,023
Total securities	$113,123,301	$5,353,597	$(166,320)	$112,863,385	$2,261,636	$(291,441)	$114,833,580

(1)     Principal/Notional amount includes $11.0 million and $14.9 million of a CRT interest-only security as of September 30, 2020 and December 31, 2019, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Investment Type	(dollars in thousands)
Fannie Mae	$55,191,253	$76,656,831
Freddie Mac	19,599,587	36,087,100
Ginnie Mae	124,327	149,436
Total	$74,915,167	$112,893,367

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at September 30, 2020 and December 31, 2019, according to their estimated weighted average life classifications:

	September 30, 2020		December 31, 2019
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$816,998	$799,272	$3,997	$4,543
Greater than one year through five years	50,911,159	48,461,791	36,290,254	35,581,833
Greater than five years through ten years	23,073,677	22,217,393	77,732,756	76,504,845
Greater than ten years	1,242,473	1,228,550	533,550	506,719
Total	$76,044,307	$72,707,006	$114,560,557	$112,597,940

The estimated weighted average lives of the Residential Securities at September 30, 2020 and December 31, 2019 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019.

	September 30, 2020			December 31, 2019
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$1,154,762	$(9,176)	23	$7,388,239	$(24,056)	139
12 Months or more	—	—	—	11,619,280	(105,329)	352
Total	$1,154,762	$(9,176)	23	$19,007,519	$(129,385)	491

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
During the three and nine months ended September 30, 2020, the Company disposed of $2.8 billion and $50.2 billion of Residential Securities, respectively. During the three and nine months ended September 30, 2019, the Company disposed of $11.1 billion and $30.7 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2020 and 2019.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2020	$117,373	$(13,440)	$103,933
September 30, 2019	$104,427	$(28,175)	$76,252
For the nine months ended
September 30, 2020	$929,010	$(297,934)	$631,076
September 30, 2019	$127,970	$(178,531)	$(50,561)

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of September 30, 2020 and December 31, 2019, the Company reported $0.2 million and $1.6 billion, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company recorded a net loan loss (reversal) provision of ($22.0) million and $146.1 million for the three and nine months ended September 30, 2020, respectively. The Company recorded loan loss provisions of $3.5 million and $9.2 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company’s loan loss provision was $168.0 million and $20.1 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the nine months ended September 30, 2020:

	Residential	Commercial	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$1,647,787	$669,713	$2,144,850	$4,462,350
Impact of adopting CECL	—	(3,600)	(29,653)	(33,253)
Purchases / originations	935,232	194,926	678,608	1,808,766
Sales and transfers (1)	(2,258,330)	(148,036)	(321,847)	(2,728,213)
Principal payments	(151,708)	(59,675)	(410,421)	(621,804)
Gains / (losses) (2)	(14,980)	(81,659)	(9,842)	(106,481)
(Amortization) / accretion	(5,042)	1,835	10,183	6,976
Ending balance September 30, 2020	$152,959	$573,504	$2,061,878	$2,788,341

(1) Includes securitizations, syndications and transfers to securitization vehicles or REO.
(2) Includes loan loss allowances.

The carrying value of the Company’s residential loans held for sale was $50.0 million and $66.7 million at September 30, 2020 and December 31, 2019, respectively. There were no commercial loans held for sale at September 30, 2020 and December 31, 2019.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at September 30, 2020 and December 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$3,741,638	$4,246,161
Unpaid principal balance	$3,666,420	$4,133,149

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 for these investments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)
Interest income	$42,508	$37,673	$132,937	$102,689
Net gains (losses) on disposal of investments and other	(4,638)	(9,671)	(22,014)	(19,499)
Net unrealized gains (losses) on instruments measured at fair value through earnings	77,837	18,093	(4,381)	61,805
Total included in net income (loss)	$115,707	$46,095	$106,542	$144,995

The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2020 and December 31, 2019 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2020		December 31, 2019
Property location	% of Balance	Property location	% of Balance
California	50.1%	California	52.1%
New York	12.8%	New York	10.5%
Florida	5.8%	Florida	5.3%
All other (none individually greater than 5%)	31.3%	All other (none individually greater than 5%)	32.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$458	$1 - $3,448	$459
Interest rate	0.50% - 9.24%	4.88%	2.00% - 8.38%	4.94%
Maturity	7/1/2029 - 10/1/2060	4/29/2048	1/1/2028 - 12/1/2059	12/29/2047
FICO score at loan origination	505 - 829	756	505 - 829	758
Loan-to-value ratio at loan origination	8% - 105%	67%	8% - 105%	67%
At September 30, 2020 and December 31, 2019, approximately 35% and 36%, respectively, of the carrying value of the Company’s residential mortgage loans, including transferred or pledged to securitization vehicles, were adjustable-rate.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company’s commercial loans are collateral-dependent and, as such, for loans experiencing credit deterioration, the Company is required to record an allowance based upon the fair value of the underlying collateral if foreclosure is probable or if the practical expedient is elected. For the three months ended September 30, 2020, the Company did not record a loan loss provision on commercial loans based upon the fair value of the underlying collateral. For the three months ended September 30, 2019, the Company recorded a loan loss provision on impaired commercial loans of $3.5 million with a principal balance and carrying value, net of allowances of $7.0 million and $0.0 million, respectively, based upon the fair value of the underlying collateral. For the nine months ended September 30, 2020, the Company recorded a loan loss provision on impaired commercial loans of $74.1 million with a principal balance and carrying value, net of allowances of $160.2 million and $97.0 million, respectively, based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in level three of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. For the nine months ended September 30, 2019, the Company recorded a loan loss provision of $9.2 million on commercial loans with a principal balance and carrying value, net of allowances of $43.6 million and $30.9 million, respectively.

As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020. For the three and nine months ended September 30, 2020, the Company recorded a net loan loss (reversal) provision of ($4.9) million and $57.4 million, respectively, based upon its Loss Given Default methodology.
During the three months ended September 30, 2020, the Company restructured two commercial loans with a carrying value of $109.5 million at September 30, 2020. The maturity dates on the two commercial loans were extended and one commercial loan was granted a 120 day forbearance. The loan loss allowance recorded for these commercial loans was $9.9 million at September 30, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At September 30, 2020 and December 31, 2019, the amortized cost basis of commercial loans on nonaccrual status was $50.6 million and $175.2 million, respectively.
At September 30, 2020 and December 31, 2019, the Company had unfunded commercial real estate loan commitments of $123.2 million and $181.4 million, respectively. At September 30, 2020, the liability related to the expected credit losses on the unfunded commercial loan commitments was $6.2 million.
At September 30, 2020 and December 31, 2019, approximately 94% and 92%, respectively, of the carrying value, net of allowances of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.
The sector attributes of the Company’s commercial real estate investments held for investment at September 30, 2020 and December 31, 2019 were as follows:

	Sector Dispersion
	September 30, 2020		December 31, 2019
	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
	(dollars in thousands)
Office	$666,115	45.7%	$681,129	42.4%
Retail	278,714	19.1%	389,076	24.2%
Multifamily	279,430	19.2%	262,302	16.3%
Hotel	121,829	8.4%	135,681	8.4%
Industrial	58,890	4.0%	82,441	5.1%
Other	31,805	2.2%	36,589	2.3%
Healthcare	19,676	1.4%	18,873	1.3%
Total	$1,456,459	100.0%	$1,606,091	100.0%

At September 30, 2020 and December 31, 2019, commercial real estate investments held for investment were comprised of the following:

	September 30, 2020			December 31, 2019
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$469,813	$450,177	29.5%	$503,499	$499,690	30.9%
Senior securitized mortgages (3)	939,654	882,955	59.1%	940,546	936,378	57.8%
Mezzanine loans	181,170	123,327	11.4%	183,064	170,023	11.3%
Total	$1,590,637	$1,456,459	100.0%	$1,627,109	$1,606,091	100.0%

(1)    Carrying value includes unamortized origination fees of $5.9 million and $8.3 million at September 30, 2020 and December 31, 2019, respectively.
(2)    Based on outstanding principal.
(3)    Represents assets of consolidated VIEs.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at September 30, 2020 and December 31, 2019:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	183,612	—	12,206	195,818
Principal payments	(59,675)	(56,017)	—	(115,692)
Principal write off	—	—	(7,000)	(7,000)
Transfers (3)	(157,623)	54,471	(7,100)	(110,252)
Net (increase) decrease in origination fees	(812)	—	(80)	(892)
Realized gain	204	—	—	204
Amortization of net origination fees	1,695	1,908	140	3,743
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,264)	(4,166)	(1,336)	(7,766)
Current period allowance	(14,650)	(49,619)	(67,213)	(131,482)
Write offs	—	—	23,687	23,687
Ending allowance	(16,914)	(53,785)	(57,565)	(128,264)
Net carrying value (September 30, 2020)	$450,177	$882,955	$123,327	$1,456,459

December 31, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	572,204	—	21,709	593,913
Principal payments	(16,785)	(150,245)	(149,633)	(316,663)
Transfers	(1,034,754)	1,083,487	(8,675)	40,058
Net (increase) decrease in origination fees	(4,200)	—	(184)	(4,384)
Amortization of net origination fees	2,023	3,136	412	5,571
Net (increase) decrease in allowance	—	—	(9,207)	(9,207)
Net carrying value (December 31, 2019)	$499,690	$936,378	$170,023	$1,606,091

(1) Represents assets of consolidated VIEs.
(2) Excludes loan loss allowances.
(3) Includes transfers to securitization vehicles or REO.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of September 30, 2020.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	Prior
(dollars in thousands)
1-4 / Performing	$354,960	$92,076	$168,409	$—	$12,447	$—	$82,028
5 / Performing - Closely Monitored	158,701	—	158,701	—	—	—	—
6 / Performing - Special Mention	676,700	56,845	216,591	270,767	64,139	68,358	—
7 / Substandard	169,058	9,155	—	67,391	42,716	—	49,796
8 / Doubtful	97,040	—	—	39,668	57,372	—	—
9 / Loss (2)	—	—	—	—	—	—	—
Total	$1,456,459	$158,076	$543,701	$377,826	$176,674	$68,358	$131,824

(1) The amortized cost basis excludes accrued interest. As of September 30, 2020, the Company had $4.1 million of accrued interest receivable on commercial loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.
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
For the three months ended September 30, 2020, the Company recorded a reduction in the loan loss provision of ($5.4) million on impaired corporate loans using a discounted cash flow methodology with a principal balance and carrying value, net of allowances of $9.7 million and $9.6 million, respectively. For the nine months ended September 30, 2020, the Company recorded a loan loss provision of $4.5 million on impaired corporate loans using a discounted cash flow methodology with a principal balance and carrying value, net of allowances of $29.3 million and $21.9 million, respectively. During the nine months ended September 30, 2020, a loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off. There was no provision for loan loss recorded on corporate loans for the three and nine months ended September 30, 2019.
As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020. For the three and nine months ended September 30, 2020, the Company recorded a net loan loss (reversal) provision on corporate loans of ($11.6) million and $10.1 million, respectively, based upon its Loss Given Default methodology.
As of September 30, 2020 and December 31, 2019, the amortized cost basis of corporate loans on nonaccrual status was $12.9 and $12.2 million, respectively.
At September 30, 2020 and December 31, 2019, the Company had unfunded corporate loan commitments of $61.3 million and $81.2 million, respectively. At September 30, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $0.7 million.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at September 30, 2020 and December 31, 2019 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	September 30, 2020	December 31, 2019
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$409,644	$394,193
Management & Public Relations Services	257,404	339,179
Industrial Inorganic Chemicals	141,941	—
Public Warehousing & Storage	124,836	107,029
Engineering, Architectural, and Surveying	110,984	124,201
Metal Cans & Shipping Containers	110,478	118,456
Offices & Clinics of Doctors of Medicine	104,064	106,993
Surgical, Medical & Dental Instruments & Supplies	99,444	102,182
Electronic Components & Accessories	78,114	24,000
Insurance Agents, Brokers and Service	68,577	75,410
Telephone Communications	58,233	61,210
Miscellaneous Health & Allied Services, not elsewhere classified	52,307	78,908
Miscellaneous Equipment Rental & Leasing	49,589	49,776
Electric Work	41,170	43,175
Medical & Dental Laboratories	40,477	41,344
Research, Development & Testing Services	29,648	45,610
Metal Forgings & Stampings	29,390	—
Home Health Care Services	28,914	29,361
Motor Vehicles and Motor Vehicle Parts & Supplies	28,545	28,815
Legal Services	26,420	—
Petroleum and Petroleum Products	24,709	24,923
Grocery Stores	22,937	23,248
Coating, Engraving and Allied Services	19,456	47,249
Schools & Educational Services, not elsewhere classified	19,325	19,586
Chemicals & Allied Products	14,595	15,002
Miscellaneous Business Services	12,953	164,033
Drugs	12,952	15,923
Mailing, Reproduction, Commercial Art and Photography and Stenographic	12,879	14,755
Machinery, Equipment & Supplies	12,080	—
Miscellaneous Plastic Products	9,940	10,000
Offices and Clinics of Other Health Practitioners	9,873	10,098
Nonferrous Foundries (Castings)	—	30,191
Total	$2,061,878	$2,144,850

(1) All middle market lending positions are floating rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
First lien loans	$1,320,115	$1,396,140
Second lien loans	741,763	748,710
Total	$2,061,878	$2,144,850

The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at September 30, 2020 and December 31, 2019:

September 30, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	499,623	178,985	678,608
Principal payments	(311,856)	(98,565)	(410,421)
Amortization & accretion of (premium) discounts	6,826	3,357	10,183
Loan restructuring	(19,550)	2,818	(16,732)
Sales (2)	(242,658)	(69,592)	(312,250)
Allowance for loan losses
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period allowance	(9,517)	(5,084)	(14,601)
Write offs	11,894	—	11,894
Ending allowance	(15,773)	(23,950)	(39,723)
Net carrying value (September 30, 2020)	$1,320,115	$741,763	$2,061,878

    (1) Excludes loan loss allowances.
(2) Includes syndications.

December 31, 2019
	First Lien	Second Lien	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$1,346,356	$540,826	$1,887,182
Originations & advances	542,463	345,573	888,036
Principal payments	(228,302)	(140,625)	(368,927)
Amortization & accretion of (premium) discounts	5,960	2,936	8,896
Sales	(262,974)	—	(262,974)
Net (increase) decrease in allowance	(7,363)	—	(7,363)
Net carrying value (December 31, 2019)	$1,396,140	$748,710	$2,144,850

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table provides the amortized cost basis of corporate debt held for investment as of September 30, 2020 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	2015	Revolvers
(dollars in thousands)
1-5 / Performing	$1,520,243	$259,377	$373,388	$457,891	$295,371	$95,256	$34,268	$4,692
6 / Performing - Closely Monitored	294,795	23,574	38,874	168,115	38,178	21,855	—	4,199
7 / Substandard	234,535	—	31,416	142,595	60,524	—	—	—
8 / Doubtful	12,879	—	—	12,879	—	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$2,062,452	$282,951	$443,678	$781,480	$394,073	$117,111	$34,268	$8,891

(1) The amortized cost basis excludes accrued interest and deferred fees on unfunded loans. As of September 30, 2020, the Company had $11.9 million of accrued interest receivable on corporate loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.

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
The following table presents activity related to MSRs for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)
Fair value, beginning of period	$227,400	$425,328	$378,078	$557,813
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	7,633	(17,312)	(99,220)	(116,150)
Other changes, including realization of expected cash flows	(27,048)	(21,965)	(70,873)	(55,612)
Fair value, end of period	$207,985	$386,051	$207,985	$386,051

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three and nine months ended September 30, 2020, the Company recognized $15.1 million and $54.4 million, respectively, and for the three and nine months ended September 30, 2019, the Company recognized $27.7 million and $82.9 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.3 billion and $2.3 billion at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or securitized debt securities at September 30, 2020 and 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Collateralized Loan Obligation
In February 2019, the Company closed NLY 2019-FL2, a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of September 30, 2020 a total of $629.2 million of notes were held by third parties and the Company retained or purchased $205.2 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the year ended December 31, 2019. The aggregate unpaid principal balance of loans in the CLO was $857.3 million at September 30, 2020 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at September 30, 2020 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at September 30, 2020.
Multifamily Securitization
In November 2019, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest only securities with a notional balance of $0.5 billion. At the inception of the arrangements, the Company determined that it was the primary beneficiary based upon its involvement in the design of these VIEs and through the retention of a significant variable interest in the VIEs. The Company elected the fair value option for the financial liabilities of these VIEs in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase. During the three months ended September 30, 2020, the Company deconsolidated the 2019 multifamily VIE since it sold all of its interest only securities and no longer retains a significant variable interest in the entity. As a result of the deconsolidation of this VIE, the Company derecognized approximately $1.2 billion of securities and approximately $1.1 billion of debt issued by securitization vehicles and recognized a realized gain of $104.8 million, which is included in Net gains (losses) on disposal of investments and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred $1.1 million of costs in connection with the 2020 multifamily securitization that were expensed as incurred during the nine months ended September 30, 2020.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $32.6 million and $57.3 million at September 30, 2020 and December 31, 2019, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
OBX Trusts
The entities in the table below are referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company.

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511
OBX 2020-EXP2	July 2020	$489,352
OBX 2020-EXP3	September 2020	$514,609

As of September 30, 2020, a total of $2.9 billion of bonds were held by third parties and the Company retained $641.3 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $2.8 million and $2.6 million of costs during the three months ended September 30, 2020 and 2019, respectively, and $7.1 million and $7.3 million of costs during the nine months ended September 30, 2020 and 2019, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $2.9 billion at September 30, 2020.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2020, the borrowing limit on this facility was $625.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $717.5 million at September 30, 2020. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At September 30, 2020, the subsidiary had an intercompany receivable of $412.7 million, which eliminates upon consolidation and a secured financing of $412.7 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2020, the borrowing limit on this facility was $320.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $411.7 million at September 30, 2020, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At September 30, 2020, the subsidiary had a secured financing of $219.6 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $317.3 million at September 30, 2020. As of September 30, 2020, the Borrower had a secured financing of $196.3 million to the third party financial institution.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $3.2 billion at September 30, 2020. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, multifamily securitizations, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019 are as follows:

September 30, 2020
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$84,904
Loans	—	—	50,042
Assets transferred or pledged to securitization vehicles	2,174,118	50,810	—
Mortgage servicing rights	—	—	207,985
Principal and interest receivable	5,370	324	—
Other assets	—	—	23,087
Total assets	$2,179,488	$51,134	$366,018
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,843,036	$33,084	$—
Other secured financing	—	—	32,842
Payable for unsettled trades	—	—	6,203
Interest payable	1,594	78	—
Other liabilities	—	201	2,830
Total liabilities	$1,844,630	$33,363	$41,875

December 31, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$67,455
Loans	—	—	66,722
Assets transferred or pledged to securitization vehicles	2,345,120	75,924	—
Mortgage servicing rights	—	—	378,078
Principal and interest receivable	7,085	408	—
Other assets	—	—	27,021
Total assets	$2,352,205	$76,332	$539,276
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,967,523	$57,905	$—
Other secured financing	—	—	38,981
Payable for unsettled trades	—	—	18,364
Interest payable	3,008	137	—
Other liabilities	—	78	2,393
Total liabilities	$1,970,531	$58,120	$59,738

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the CLO, OBX Trusts and credit facility VIEs, at September 30, 2020 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
California	$1,236,527	37.9%	California	$22,925	45.6%
Texas	477,642	14.6%	Texas	7,481	14.9%
New York	381,425	11.7%	Illinois	6,504	12.9%
Florida	180,892	5.5%	Other (1)	13,343	26.6%
Other (1)	986,851	30.3%
Total	$3,263,337	100.0%	Total	$50,253	100.0%

    (1) No individual state greater than 5%.

Corporate Debt Transfers
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the three and nine months ended September 30, 2020, the Company transferred $22.2 million and $145.5 million, respectively, of loans for cash. The loan transfers were accounted for as sales.

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
There was no real estate acquired in settlement of residential mortgage loans at September 30, 2020 or December 31, 2019 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
conducting this review, the Company considers U.S. macroeconomic factors, including real estate sector conditions, together with asset specific and other factors. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.
During the nine months ended September 30, 2020, the Company took title of two commercial real estate properties for $79.8 million through foreclosure or deed-in-lieu of foreclosure. There were no new acquisitions of real estate holdings during the nine months ended September 30, 2019. No properties were sold during the nine months ended September 30, 2020. The Company sold one of its wholly owned triple net leased properties during the nine months ended September 30, 2019 for $6.7 million and recognized a gain on sale of $2.7 million.
The weighted average amortization period for intangible assets and liabilities at September 30, 2020 is 6.0 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	September 30, 2020	December 31, 2019
Real estate, net	(dollars in thousands)
Land	$173,220	$121,720
Buildings and improvements	601,783	571,396
Furniture, fixtures and equipment	11,487	11,238
Subtotal	786,490	704,354
Less: accumulated depreciation	(104,978)	(87,532)
Total real estate held for investment, at amortized cost, net	681,512	616,822
Equity in unconsolidated joint ventures	109,085	108,816
Total real estate, net	$790,597	$725,638

Depreciation expense was $6.2 million and $17.4 million for the three and nine months ended September 30, 2020, respectively. Depreciation expense was $6.0 million and $17.8 million for the three and nine months ended September 30, 2019, respectively. Depreciation expense is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income

The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at September 30, 2020 for consolidated investments in real estate are as follows:

September 30, 2020
(dollars in thousands)
2020 (remaining)	$14,768
2021	55,088
2022	50,685
2023	47,119
2024	42,429
Later years	191,310
Total	$401,399

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At September 30, 2020 and December 31, 2019, $1.7 billion and $517.8 million of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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
The table below summarizes fair value information about our derivative assets and liabilities at September 30, 2020 and December 31, 2019:

Derivatives Instruments	September 30, 2020	December 31, 2019
Assets	(dollars in thousands)
Interest rate swaps	$—	$1,199
Interest rate swaptions	63,601	11,580
TBA derivatives	38,656	15,181
Futures contracts	550	77,889
Purchase commitments	438	2,050
Credit derivatives (1)	—	5,657
Total derivative assets	$103,245	$113,556
Liabilities
Interest rate swaps	$1,126,179	$706,862
TBA derivatives	21,140	11,316
Futures contracts	7,792	84,781
Purchase commitments	488	907
Credit derivatives (1)	27,082	—
Total derivative liabilities	$1,182,681	$803,866

(1) The notional amount of the credit derivatives in which the Company purchased protection was $0.0 and $10.0 million at September 30, 2020 and December 31, 2019, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $499.0 million and $345.0 million at September 30, 2020 and December 31, 2019, respectively, plus any coupon shortfalls on the underlying tranche. The credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and BBB-.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2020 and December 31, 2019:

September 30, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$17,816,700	0.14%	0.41%	2.27
3 - 6 years	7,255,000	0.69%	0.09%	3.87
6 - 10 years	5,806,500	1.43%	0.65%	8.09
Greater than 10 years	1,349,000	2.90%	0.39%	21.85
Total / Weighted average	$32,227,200	0.91%	0.48%	4.51

December 31, 2019
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$38,942,400	1.60%	1.84%	1.29
3 - 6 years	16,097,450	1.77%	1.87%	4.30
6 - 10 years	16,176,500	2.20%	2.02%	9.00
Greater than 10 years	2,930,000	3.76%	1.86%	17.88
Total / Weighted average	$74,146,350	1.84%	1.89%	4.23

(1)     As of September 30, 2020, 12%, 77% and 11% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2019, 75% and 25% of the Company’s interest rate swaps were linked to LIBOR and the overnight index swap rate, respectively.
(2)     As of September 30, 2020, notional amount includes $655.0 million of a forward starting pay fixed swap on October 1, 2020. There were no forward starting swaps at December 31, 2019.
(3)     As of September 30, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table presents swaptions outstanding at September 30, 2020 and December 31, 2019.

September 30, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$6,550,000	1.29%	3M LIBOR	10.60	7.97
Long receive	$250,000	1.66%	3M LIBOR	10.27	3.20

December 31, 2019
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,675,000	2.53%	3M LIBOR	9.22	4.66
Long receive	$2,000,000	1.49%	3M LIBOR	10.29	3.40

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes certain characteristics of the Company’s TBA derivatives at September 30, 2020 and December 31, 2019:

September 30, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$20,394,000	$21,176,883	$21,194,446	$17,563
Sale contracts	(100,000)	(104,844)	(104,891)	(47)
Net TBA derivatives	$20,294,000	$21,072,039	$21,089,555	$17,516

December 31, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,043,000	$10,182,891	$10,192,038	$9,147
Sale contracts	(3,144,000)	(3,294,486)	(3,299,768)	(5,282)
Net TBA derivatives	$6,899,000	$6,888,405	$6,892,270	$3,865

The following table summarizes certain characteristics of the Company’s futures derivatives at September 30, 2020 and December 31, 2019:

September 30, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 10 year and greater	$—	$(2,822,800)	6.90
Total	$—	$(2,822,800)	6.90

December 31, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(180,000)	1.96
U.S. Treasury futures - 5 year	—	(2,953,300)	4.42
U.S. Treasury futures - 10 year and greater	2,600,000	(5,806,400)	9.74
Total	$2,600,000	$(8,939,700)	8.26

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019, respectively.

September 30, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$63,601	$—	$—	$63,601
TBA derivatives, at fair value	38,656	(18,950)	—	19,706
Futures contracts, at fair value	550	(550)	—	—
Purchase commitments	438	—	—	438
Liabilities
Interest rate swaps, at fair value	$1,126,179	$—	$(117,947)	$1,008,232
TBA derivatives, at fair value	21,140	(18,950)	—	2,190
Futures contracts, at fair value	7,792	(550)	(7,242)	—
Purchase commitments	488	—	—	488
Credit derivatives	27,082	—	(27,082)	—

December 31, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$1,199	$(951)	$—	$248
Interest rate swaptions, at fair value	11,580	—	—	11,580
TBA derivatives, at fair value	15,181	(5,018)	—	10,163
Futures contracts, at fair value	77,889	(10,902)	—	66,987
Purchase commitments	2,050	—	—	2,050
Credit derivatives	5,657	—	—	5,657
Liabilities
Interest rate swaps, at fair value	$706,862	$(951)	$(104,205)	$601,706
TBA derivatives, at fair value	11,316	(5,018)	—	6,298
Futures contracts, at fair value	84,781	(10,902)	(73,879)	—
Purchase commitments	907	—	—	907

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
September 30, 2020	$(62,529)	$(427)	$170,327
September 30, 2019	$88,466	$(682,602)	$(326,309)
For the nine months ended
September 30, 2020	$(141,070)	$(1,919,720)	$(1,162,768)
September 30, 2019	$306,154	$(1,438,349)	$(1,992,884)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$276,849	$(100,680)	$176,169
Net interest rate swaptions	(9,836)	3,263	(6,573)
Futures	(19,989)	10,337	(9,652)
Purchase commitments	—	(51)	(51)
Credit derivatives	1,531	7,892	9,423
Total			$169,316

Three Months Ended September 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$93,919	$(46,124)	$47,795
Net interest rate swaptions	(2,778)	(4,571)	(7,349)
Futures	(424,268)	364,613	(59,655)
Purchase commitments	—	(348)	(348)
Credit derivatives	1,784	885	2,669
Total			$(16,888)

Nine Months Ended September 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$798,459	$13,651	$812,110
Net interest rate swaptions	11,730	50,762	62,492
Futures	(299,220)	(350)	(299,570)
Purchase commitments	—	(1,194)	(1,194)
Credit derivatives	4,659	(31,839)	(27,180)
Total			$546,658

Nine Months Ended September 30, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$481,865	$(154,355)	$327,510
Net interest rate swaptions	(44,088)	7,935	(36,153)
Futures	(1,430,450)	484,146	(946,304)
Purchase commitments	—	1,903	1,903
Credit derivatives	5,285	9,301	14,586
Total			$(638,458)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at September 30, 2020 was approximately $1.1 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

11. FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments and MSRs that are accounted for at fair value. The fair value of a financial instrument and MSR is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction bet ween market participants at the measurement date.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$74,915,167	$—	$74,915,167
Credit risk transfer securities	—	411,538	—	411,538
Non-Agency mortgage-backed securities	—	717,602	—	717,602
Commercial mortgage-backed securities	—	54,678	—	54,678
Loans
Residential mortgage loans	—	152,959	—	152,959
Mortgage servicing rights	—	—	207,985	207,985
Assets transferred or pledged to securitization vehicles	—	6,386,447	—	6,386,447
Derivative assets
Other derivatives	550	102,695	—	103,245
Total assets	$550	$82,741,086	$207,985	$82,949,621
Liabilities
Debt issued by securitization vehicles	—	6,027,576	—	6,027,576
Derivative liabilities
Interest rate swaps	—	1,126,179	—	1,126,179
Other derivatives	7,792	48,710	—	56,502
Total liabilities	$7,792	$7,202,465	$—	$7,210,257

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$112,893,367	$—	$112,893,367
Credit risk transfer securities	—	531,322	—	531,322
Non-Agency mortgage-backed securities	—	1,135,868	—	1,135,868
Commercial mortgage-backed securities	—	273,023	—	273,023
Loans
Residential mortgage loans	—	1,647,787	—	1,647,787
Mortgage servicing rights	—	—	378,078	378,078
Assets transferred or pledged to securitization vehicles	—	6,066,082	—	6,066,082
Derivative assets
Interest rate swaps	—	1,199	—	1,199
Other derivatives	77,889	34,468	—	112,357
Total assets	$77,889	$122,583,116	$378,078	$123,039,083
Liabilities
Debt issued by securitization vehicles	$—	$5,622,801	$—	$5,622,801
Derivative liabilities
Interest rate swaps	—	706,862	—	706,862
Other derivatives	84,781	12,223	—	97,004
Total liabilities	$84,781	$6,341,886	$—	$6,426,667

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

	September 30, 2020		December 31, 2019
Valuation Technique	Unobservable Input (1)	Range (Weighted Average ) (2)	Unobservable Input (1)	Range (Weighted Average ) (2)
Discounted cash flow	Discount rate	9.0% -12.0% (9.4%)	Discount rate	9.0% -12.0% (9.3%)
	Prepayment rate	14.6% - 48.0% (34.0%)	Prepayment rate	6.3% - 26.6% (13.7%)
	Delinquency rate	0.0% - 17.0% (4.9%)	Delinquency rate	0.0% - 4.0% (2.2%)
	Cost to service	$83 - $223 ($128)	Cost to service	$81 - $135 ($107)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$1,456,459	$1,529,485	$1,606,091	$1,619,018
Corporate debt, held for investment	2,061,878	2,011,153	2,144,850	2,081,327
Financial liabilities
Repurchase agreements	$64,633,447	$64,633,447	$101,740,728	$101,740,728
Other secured financing	861,373	861,373	4,455,700	4,455,700
Mortgages payable	507,934	594,242	485,005	515,994
(1) Includes assets of consolidated VIEs.

Commercial real estate debt and preferred equity, held for investment, corporate debt, held for investment and mortgages payable are valued using Level 3 inputs. The carrying values of repurchase agreements and short term other secured financing approximates fair value and are considered Level 2 fair value measurements. Long term other secured financing are valued using Level 2 inputs.

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach, whereby the Company compares the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount of goodwill exceeds its fair value. At September 30, 2020 and December 31, 2019, goodwill totaled $71.8 million.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Internalization, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million, and accrued liabilities and cash that were recognized on the legal entity acquired. The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2020.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2019	$20,957
Intangible assets acquired	50,360
Intangible assets divested	(110)
Less: amortization expense	(6,122)
Balance at September 30, 2020	$65,085

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

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
The Company had outstanding $64.6 billion and $101.7 billion of repurchase agreements with weighted average borrowing rates of 0.81% and 1.99%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 72 days and 65 days at September 30, 2020 and December 31, 2019, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $2.4 billion with remaining capacity of $2.0 billion at September 30, 2020.
At September 30, 2020 and December 31, 2019, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

September 30, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$2,700,000	$—	$—	$—	$—	$—	$2,700,000	0.13%
2 to 29 days	23,585,476	68,994	196,748	—	—	43,213	23,894,431	0.36%
30 to 59 days	8,463,636	60,651	73,438	—	—	46,466	8,644,191	0.51%
60 to 89 days	9,078,487	50,871	274,454	—	269,085	29,962	9,702,859	0.33%
90 to 119 days	5,320,952	50,758	102,189	23,407	—	31,730	5,529,036	0.73%
Over 119 days (1)	13,656,052	—	237,980	47,235	66,026	155,637	14,162,930	0.45%
Total	$62,804,603	$231,274	$884,809	$70,642	$335,111	$307,008	$64,633,447	0.42%

December 31, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	36,030,104	237,897	698,091	—	416,439	37,382,531	2.15%
30 to 59 days	15,079,989	—	115,805	—	104,363	15,300,157	2.00%
60 to 89 days	21,931,335	30,841	151,920	—	3,639	22,117,735	1.97%
90 to 119 days	9,992,914	—	—	—	—	9,992,914	1.97%
Over 119 days (1)	16,557,123	—	58,712	303,078	28,478	16,947,391	1.90%
Total	$99,591,465	$268,738	$1,024,528	$303,078	$552,919	$101,740,728	2.03%

 (1)    No repurchase agreements had a remaining maturity over one year at September 30, 2020 and December 31, 2019.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2020 and December 31, 2019. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2020		December 31, 2019
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$200,000	$64,833,447	$100,000	$101,840,728
Amounts offset	(200,000)	(200,000)	(100,000)	(100,000)
Netted amounts	$—	$64,633,447	$—	$101,740,728

Other Secured Financing - The Company previously financed a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. At September 30, 2020, the Company did not hold advances from the FHLB Des Moines. At December 31, 2019, $1.4 billion of advances from the FHLB Des Moines matured in less than one year and $2.1 billion matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.16% at December 31, 2019. The Company held $4.4 million and $147.9 million of stock in the FHLB Des Moines at September 30, 2020 and December 31, 2019, respectively, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition. Refer to the Note titled “Variable Interest Entities” for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $70.6 billion and $202.7 million, respectively, at September 30, 2020 and $112.8 billion and $357.9 million, respectively, at December 31, 2019.

Mortgage loans payable at September 30, 2020 and December 31, 2019, were as follows:

September 30, 2020
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,661	$318,371	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,575	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	81,498	83,204	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Virginia	24,457	25,000	L+2.85%	Floating	5/1/2023	First liens
Texas	31,263	32,730	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+2.75%	Floating	1/31/2021	First liens
Utah	6,996	7,014	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,090	13,124	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,688	7,708	3.69%	Fixed	6/1/2053	First liens
Total	$507,934	$513,182

December 31, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,566	$318,562	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,029	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	82,940	84,702	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,667	33,167	3.28%	Fixed	1/1/2048 and 1/1/2053	First liens
Utah	9,706	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah	7,077	7,096	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,243	13,276	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,777	7,797	3.69%	Fixed	6/1/2053	First liens
Total	$485,005	$490,631

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table details future mortgage loan principal payments at September 30, 2020:

Mortgage Loan Principal Payments
(dollars in thousands)
2020 (remaining)	$833
2021	13,197
2022	20,034
2023	28,844
2024	107,929
Later years	342,345
Total	$513,182

14. CAPITAL STOCK

(A)    Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2020 and December 31, 2019.

	Shares authorized		Shares issued and outstanding
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	Par Value
Common stock	2,914,850,000	2,914,850,000	1,402,928,317	1,430,106,199	$0.01
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
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2020. During the three and nine months ended September 30, 2020, the Company repurchased 4.8 million and 27.7 million shares of its common stock, respectively, for an aggregate amount of $31.3 million and $174.7 million, respectively, excluding commission costs, pursuant to this authorization. All common shares were purchased in open-market transactions. During the three and nine months ended September 30, 2019, the Company repurchased 18.3 million shares of its common stock for an aggregate amount of $155.0 million, excluding commission costs. All common shares purchased pursuant to this authorization were in open-market transactions.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	154,000	180,000
Amount raised from direct purchase and dividend reinvestment program	$1,075	$1,795
In January 2018, the Company entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. No shares were issued under the at-the-market sales program during the nine months ended September 30, 2020. During the nine months ended

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
September 30, 2019, the Company issued 56.0 million shares for proceeds of $569.1 million, net of commissions and fees, under the at-the-market sales program.

(B)    Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2020 and December 31, 2019. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Fixed-rate		(dollars in thousands)
Series D	18,400,000	18,400,000	18,400,000	18,400,000	445,457	445,457	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	85,150,000	85,150,000	81,900,000	81,900,000	$1,982,026	$1,982,026

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

(C)    Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$309,175	$359,736	$976,966	$1,158,629
Distributions declared per common share	$0.22	$0.25	$0.69	$0.80
Distributions paid to common stockholders after period end	$308,644	$359,491	$308,644	$359,491
Distributions paid per common share after period end	$0.22	$0.25	$0.22	$0.25
Date of distributions paid to common stockholders after period end	October 30, 2020	October 31, 2019	October 30, 2020	October 31, 2019
Dividends declared to series C preferred stockholders	$—	$742	$—	$7,414
Dividends declared per share of series C preferred stock	$—	$0.106	$—	$1.060
Dividends declared to series D preferred stockholders	$8,625	$8,625	$25,875	$25,875
Dividends declared per share of series D preferred stock	$0.469	$0.469	$1.406	$1.407
Dividends declared to series F preferred stockholders	$12,510	$12,510	$37,530	$37,530
Dividends declared per share of series F preferred stock	$0.434	$0.434	$1.303	$1.303
Dividends declared to series G preferred stockholders	$6,906	$6,906	$20,718	$20,718
Dividends declared per share of series G preferred stock	$0.406	$0.406	$1.219	$1.219
Dividends declared to series H preferred stockholders	$—	$—	$—	$1,862
Dividends declared per share of series H preferred stock	$—	$—	$—	$0.846
Dividends declared to series I preferred stockholders	$7,468	$7,668	$22,404	$7,668
Dividends declared per share of series I preferred stock	$0.422	$0.436	$1.266	$0.436

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	(dollars in thousands)
Residential Securities (1)	$439,502	$784,228	$1,307,566	$2,271,893
Residential mortgage loans (1)	42,508	37,673	132,936	102,689
Commercial investment portfolio (1) (2)	80,324	87,946	260,208	281,029
Reverse repurchase agreements	109	9,452	1,571	57,472
Total interest income	$562,443	$919,299	$1,702,281	$2,713,083
Interest expense
Repurchase agreements	75,386	699,838	646,369	1,962,999
Debt issued by securitization vehicles	32,491	34,524	113,367	102,882
Other	7,249	32,543	44,895	98,936
Total interest expense	115,126	766,905	804,631	2,164,817
Net interest income	$447,317	$152,394	$897,650	$548,266

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and September 30, 2019.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands, except per share data)
Net income (loss)	$1,015,548	$(747,169)	$(1,768,407)	$(3,372,833)
Net income (loss) attributable to noncontrolling interests	(126)	(110)	(28)	(294)
Net income (loss) attributable to Annaly	1,015,674	(747,059)	(1,768,379)	(3,372,539)
Dividends on preferred stock (1)	35,509	36,151	106,527	101,067
Net income (loss) available (related) to common stockholders	$980,165	$(783,210)	$(1,874,906)	$(3,473,606)
Weighted average shares of common stock outstanding-basic	1,404,202,695	1,453,359,211	1,419,645,475	1,436,204,582
Add: Effect of stock awards, if dilutive	165,605	—	—	—
Weighted average shares of common stock outstanding-diluted	1,404,368,300	1,453,359,211	1,419,645,475	1,436,204,582
Net income (loss) per share available (related) to common share
Basic	$0.70	$(0.54)	$(1.32)	$(2.42)
Diluted	$0.70	$(0.54)	$(1.32)	$(2.42)
(1) The three months ended September 30, 2019 exclude cumulative and undeclared dividends of $0.3 million on the Company's Series I Preferred Stock as of June 30, 2019.

The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2020 excludes 0.5 million of potentially dilutive restricted stock units and 0.8 million of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended September 30, 2020 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2020 and December 31, 2019.
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
During the three and nine months ended September 30, 2020, the Company recorded $9.7 million and ($14.9) million, respectively, of income tax expense (benefit) attributable to its TRSs. During the three and nine months ended September 30, 2019, the Company recorded ($6.9) million and ($10.2) million, respectively of income tax benefit attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The conditions related to Coronavirus Disease 2019 (“COVID-19”) could further impact the aforementioned primary risks to the Company. The significant decrease in economic activity and/or the resulting impact to the housing market could have an adverse effect on the value of the Company’s investments in mortgage real estate-related assets, particularly residential real estate assets. Further, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates which may have an adverse impact on the value of the Company’s mortgage real estate related-assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants in the Company’s commercial property assets and/or businesses in which it lends to in connection with its middle market lending activities, resulting in potential delinquencies, defaults or declines in asset values.
If conditions related to COVID-19 continue to persist, the Company could also experience an unwillingness or inability of its potential lenders to provide the Company with or renew financing, increased margin calls, and/or additional capital requirements particularly in connection with the Company’s less liquid credit assets. These conditions could force the Company to sell its assets at inopportune times or otherwise cause the Company to potentially revise its strategic business initiatives, which could adversely affect its business. The full extent of the COVID 19-related disruptions, the duration of the pandemic and the effectiveness of government policies, laws and plans continue to be highly uncertain.

19. RELATED PARTY TRANSACTIONS

Closing of the Internalization and Termination of Management Agreement
On February 12, 2020, the Company entered into an internalization agreement (the “Internalization Agreement”) with the Former Manager and certain affiliates of the Former Manager. Pursuant to the Internalization Agreement, the Company agreed to acquire all of the outstanding equity interests of the Former Manager and the Former Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal cash consideration ($1.00). In connection with the closing of the Internalization, on June 30, 2020, the Company acquired all of the assets and liabilities of the Former Manager (the net effect of which was immaterial in amount), and the Company transitioned from an externally-managed real estate investment trust (“REIT”) to an internally-managed REIT. At the closing, all employees of the Former Manager became employees of the Company. The parties also terminated the Amended and Restated Management Agreement by and between the Company and the Former Manager (the “Management Agreement”) and therefore the Company no longer pays a management fee to, or reimburses expenses of, the Former Manager. Pursuant to the Internalization Agreement, the Former Manager waived any Acceleration Fee (as defined in the Management Agreement).
Prior to the closing of the Internalization, the Former Manager, under the Management Agreement and subject to the supervision and direction of the Board, was responsible for (i) the selection, purchase and sale of assets for the Company’s investment portfolio; (ii) recommending alternative forms of capital raising; (iii) supervising the Company’s financing and hedging activities; and (iv) day to day management functions. The Former Manager also performed such other supervisory and management services and activities relating to the Company’s assets and operations as appropriate. In exchange for the management services, the Company paid the Former Manager a monthly management fee, and the Former Manager was responsible for providing personnel to manage the Company. Prior to the closing of the Internalization, the Company had paid the Former Manager a monthly management fee for its management services in an amount equal to 1/12th of the sum of (i) 1.05% of Stockholders' Equity (as defined in the Management Agreement) up to $17.28 billion, and (ii) 0.75% of Stockholders' Equity (as defined in the Management Agreement) in excess of $17.28 billion. The Company did not pay the Former Manager any incentive fees.
For the six months ended June 30, 2020, the compensation and management fee computed in accordance with the Management Agreement was $77.9 million. For the three and nine months ended September 30, 2019, the compensation and management fee was $41.2 million and $130.2 million, respectively.
Prior to the closing of the Internalization, the Company reimbursed the Former Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses included the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Former Manager to the Company. Pursuant to the Management Agreement, until the closing of the Internalization, the Company reimbursed the Former Manager for the cost of such services, provided such costs were no greater than those that would be payable to comparable third party providers. Expense reimbursements and related waivers were routinely reviewed with the Audit Committee of the Board in conformance with established policies. For the nine months ended September 30, 2020 and September 30, 2019, reimbursement payments to the Former Manager were $14.2 million and $14.3 million, respectively. None of the reimbursement payments were attributable to compensation of the Company’s executive officers.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At September 30, 2020 and December 31, 2019 the Company had amounts payable to the Former Manager of $0 and $15.8 million, respectively.

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of five years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2020 was $0.9 million and $2.4 million, respectively.
Supplemental information related to leases as of and for the nine months ended September 30, 2020 was as follows:

Operating Leases	Classification	September 30, 2020
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$13,831
Liabilities
Operating lease liabilities (1)	Other liabilities	$18,059
Lease term and discount rate
Weighted average remaining lease term		4.9 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,797
(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2020 (remaining)	$1,002
2021	3,918
2022	3,862
2023	3,862
2024	3,862
Later years	2,895
Total lease payments	$19,401
Less imputed interest	1,342
Present value of lease liabilities	$18,059

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2020 and December 31, 2019.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At September 30, 2020 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at September 30, 2020 was $422.5 million with excess net capital of $422.2 million.

22. SUBSEQUENT EVENTS

In October 2020, the Company repurchased 4.7 million shares of its common stock for an aggregate amount of $34.3 million, excluding commission costs, under the Company’s stock repurchase program.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	51
Business Environment and Coronavirus Disease 2019 (“COVID-19”)	51
Economic Environment	52
Results of Operations	53
Net Income (Loss) Summary	54
Non-GAAP Financial Measures	56
Core earnings (excluding PAA), core earnings (excluding PAA) attributable to common stockholders, core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	56
Premium Amortization Expense	58
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	59
Experienced and Projected Long-term CPR	59
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA) and Net Interest Margin (excluding PAA)	60
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	61
Realized and Unrealized Gains (Losses)	62
Other Income (Loss)	63
General and Administrative Expenses	64
Return on Average Equity	64
Unrealized Gains and Losses - Available-for-Sale Investments	64
Financial Condition	65
Residential Securities	66
Contractual Obligations	68
Off-Balance Sheet Arrangements	69
Capital Management	69
Stockholders’ Equity	70
Capital Stock	70
Leverage and Capital	70
Risk Management	71
Risk Appetite	71
Governance	71
Description of Risks	72
Capital, Liquidity and Funding Risk Management	73
Funding	73
Excess Liquidity	74
Maturity Profile	76
Stress Testing	77
Liquidity Management Policies	77
Investment/Market Risk Management	78
Credit Risk Management	79
Counterparty Risk Management	79
Operational Risk Management	80
Compliance, Regulatory and Legal Risk Management	80
Critical Accounting Policies and Estimates	81
Valuation of Financial Instruments	81
Residential Securities	81
Residential Mortgage Loans	81
Commercial Real Estate Investments	82
Interest Rate Swaps	82
Revenue Recognition	82
Consolidation of Variable Interest Entities	82
Use of Estimates	82
Glossary of Terms	83

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Overview
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a REIT. Prior to the closing of the Internalization (as defined in the “Related Party Transactions” Note located within Item 1) on June 30, 2020, we were externally managed by Annaly Management Company LLC (the “Former Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Business Environment and Coronavirus Disease 2019 (“COVID-19”)
The U.S. economy rebounded at a faster pace than many had anticipated in the third quarter, best seen by the 3.2 percentage point decline in unemployment rate during the quarter to 7.9 percent in September. Household spending rose sharply as certain sectors of the economy, most notably housing and goods consumption have shown signs of a v-shaped recovery with current activity well above levels seen ahead of the pandemic-induced economic downturn. However, momentum in the economic recovery, which remains incomplete in aggregate despite the strength in the aforementioned sectors, is slowing as the service sector is unable to fully recover while the virus continues to surge in many states and government regulations limit social and business activities to help curb the spread of the virus. The extended unemployment benefits afforded under the CARES Act, which meaningfully boosted incomes in the second and third quarter, expired in July although nearly half of all jobs lost during the pandemic have yet to be recovered. The timing and speed of a U.S. economic recovery remains highly uncertain and depends on continued monetary and fiscal policy accommodation.
In an environment similar to the second quarter, the Federal Reserve (“Fed”) continued to use all available tools to support market functioning and assist the economic recovery, while signaling it stands ready to provide more accommodation if needed. The stable interest rate environment created by the large-scale Fed intervention and low levels of volatility across financial markets, even in light of uncertainties stemming from the 2020 U.S. Presidential election, remained a positive backdrop for our businesses in the third quarter, allowing us to generate a 6.3% economic return during the quarter, while core earnings (excluding PAA) exceeded our dividend by ten cents. Additionally, we achieved these results while reducing our leverage to 6.2x, reflecting that we maintain a cautious approach following the elevated market volatility back in March 2020.
Although our Agency MBS portfolio was largely unchanged in notional terms over the third quarter, we maintain a positive outlook. The sector performed well during the third quarter as continued sizeable Fed purchases, now totaling more than $700 billion net of paydowns since March, combined with strong demand from banks, offset the high levels of supply and continued elevated prepayment speeds. Given the Fed involvement in the market, we further shifted the Agency portfolio out of higher coupon specified pools into lower coupon specified pools and production coupon to-be-announced (“TBA”) contracts, such as 30-year UMBS 1.5% and 2.0%s. While specified pool collateral offers meaningful call protection, more consistently accurate model durations, and exhibit better supply and demand dynamics than generic pools, TBAs currently offer improved float from Fed purchases removing the most negatively convex pools and attractive implied financing rates, allowing us to finance TBAs well below comparable specified pool collateral. The attractive implied financing rates from TBA dollar roll specialness will not last in perpetuity, but they contribute to excess returns and serve to mitigate potential episodes of spread widening, such that, all other things being equal, we anticipate maintaining TBA positions in excess of their traditional portfolio share while the Fed remains heavily involved in the market. Meanwhile, we continue to find value in specified pools as the investments we have made in specified pools over the last number of years are further paying off in this environment, exemplified by our portfolio prepaying roughly at a level of two third the level of prepayments of the 30-year fixed rate mortgage universe. At September 30, 2020, 96% of our portfolio was comprised of high or medium quality specified pools or mortgages that are seasoned by at least 40 month and remains well positioned to withstand the current environment of elevated prepayment speeds.
In light of the low volatility interest rate environment, we were able to focus on our hedging activity on protecting the portfolio from tail risk as we opportunistically added out of the money swaptions at attractive pricing given low implied volatility in option pricing, while we also added modestly to our swaps and futures positions. Funding remains widely available and balance sheet availability is strong given the abundance in reserves in the system. Financing spreads have tightened for certain credit products. and we have been able to amend and renegotiate a portion of our warehouse lines, which has decreased costs and improved our flexibility in light.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The aggregate portfolio of our credit businesses declined slightly in the third quarter, resulting in capital allocated to the credit businesses to decline to 20% as of September 30, 2020. The decline was mainly driven by two residential credit securitizations we completed during the third quarter totaling $1 billion, which was the main reason for our reduced capital allocated in the quarter. Fundamentals in the residential credit sectors continue to improve on the back of the strong housing market, as evidenced by less than 5% of the market is now in forbearance which is down from 9% in late May. We continue to expand the sourcing of mortgage loans, activity which has increased slowly following the cessation in the activity following the market volatility in March. Meanwhile, we have seen a reopening of loan channels in the Commercial Real Estate sector and are selectively evaluating new opportunities. We do remain focused on portfolio management we continue to be in active dialogue with our borrowers to closely monitor underlying performance trends. It is likely that parts of the commercial real estate landscape will be persistently changed by the pandemic, but it is still early to judge the full extent. With respect to portfolio fundamentals in the Middle Market Lending business, underlying cash flow trends have been encouraging year over year, as sound EBITDA and revenue growth have helped to consistently delever our portfolio’s underlying portfolio companies.
Despite the decline in capital allocated to our credit businesses, tighter Agency spreads and the potential for improving macroeconomic indicators leave us focused on finding opportunities in credit sectors. We anticipate potentially higher capital allocation on the margin to Residential Credit and Middle Market Lending, all else equal over the next few quarters. Additionally, we analyze the buyback of common stock as part of our capital allocation framework. We repurchased over $200 million in stock throughout the past six months at times when our evaluation deemed it the most attractive use of capital, and we will continue to consider using the buyback authorization as a tool to generate shareholder return when prudent to do so.
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

Historical tabletop exercises have included use of CDC Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response/ impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning. These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. We took proactive actions, which included canceling non-essential travel and instituting 100% remote working, ahead of New York State-mandated requirements. To protect the health and well-being of our employees, their families and communities remote work requirements began in phases in early March, culminating with a company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated largely remotely since that time.
A majority of our business activities continue to be performed remotely, though we have seen a limited number of employees return to the office on a voluntary and periodic basis. We continue to monitor guidance from federal, state and local authorities to gauge how to further proceed in any efforts to return to the office.

Economic Environment
Following the meaningful contraction in the second quarter, the pace of economic growth rebounded in the third quarter, with U.S. gross domestic product (“GDP”) rising 33.1% on a seasonally adjusted annualized rate. The rebound in U.S. economic output was driven by the gradual reopening of manufacturing and services businesses, as well as a strong rebound in consumption. The degree of the economic recovery nonetheless varies greatly between strong demand for goods and more muted demand for services, which continue to face the majority of impediments from social distancing measures and capacity limits to fight the pandemic. Despite the improvements from the COVID-19 recession lows, much further progress must be made to reach output levels seen prior to the pandemic. The degree, timing and velocity of the remaining recovery is highly uncertain and it is unlikely that the economy will be able to fully replace the lost output in aggregate before sometime in 2021 at the earliest.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. The unemployment rate fell 3.2 percentage points in the third quarter to 7.9% in September according to the Bureau of Labor Statistics. This marks a faster speed to the labor market recovery than previously anticipated as many workers were able to regain employment as pandemic restrictions were lifted or modified. However, the job gains, while strong late in the second and early in third quarter, have

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
slowed in recent months, suggesting that the remaining 48 percent of workers that have not been able to regain employment will have more difficulty obtaining employment. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, contracted modestly during the quarter, reading 4.7% in the month of September compared to 4.9% in June 2020. The continued elevated wage growth is largely seen as a statistical anomaly. A majority of the layoffs appear to have occurred in traditionally lower-paying sectors, such as the leisure industry, which in turn inflated the wages of the remaining employed individuals.
Similar to the labor market, inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), have rebounded from their lows in the second quarter, though remain below the Fed’s 2% target in the third quarter of 2020. The headline PCE measure increased by 1.37% year-over-year in September 2020. The more stable core PCE measure, which excludes volatile food and energy prices, registered a similar 1.55% year-over-year increase, above the 1.14% year-over-year growth measured in June.
In support of the U.S. economic recovery, Federal Open Market Committee (“FOMC”) maintained the Federal Funds Rate in the 0.00% - 0.25% range during the third quarter of 2020 and continued to signal that it will maintain the rate at current levels for an extended period of time. In addition, the FOMC continued its quantitative easing and a number of lending programs. The combined Fed actions have continued to support financial conditions and market functioning, which in turn has helped the economic recovery.
During the third quarter of 2020, the 10-year U.S. Treasury rate remained nearly unchanged at 0.68% as Fed monetary policy actions maintained a range-bound interest rate environment in U.S. Treasuries and LIBOR-based interest rates. The mortgage basis, or the spread between the 30-year Agency mortgage-backed security coupon and 10-year U.S. Treasury rate, continued to compress following much volatility during the first half of 2020 as mortgage-backed securities saw strong demand from numerous investors.
The following table presents interest rates and spreads at each date presented:

	September 30, 2020	December 31, 2019	September 30, 2019
30-Year mortgage current coupon	1.40%	2.71%	2.61%
Mortgage basis	72 bps	79 bps	95 bps
10-Year U.S. Treasury rate	0.68%	1.92%	1.66%
LIBOR
1-Month	0.15%	1.76%	2.02%
6-Month	0.26%	1.91%	2.06%

London Interbank Offered Rate (“LIBOR”) Transition
We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure, review contracts, assess impact to our business, process and technology and define a communication strategy with shareholders, regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition. As part of the transition from LIBOR, in October 2020, we participated in the Chicago Mercantile Exchange (“CME”) Group’s transitioning for price alignment and discounting for USD OTC cleared swaps from the daily effective federal funds rate to the secured overnight financing rate (“SOFR”). As a result of this activity, our existing swap and swaption positions have been updated with the new SOFR discounting curve and basis swaps entered into during this transition were sold in the CME Group’s auction on October 19, 2020.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Refer to the “Non-GAAP Financial Measures” section for additional information.

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2020 and 2019.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
Interest income	$562,443	$919,299	$1,702,281	$2,713,083
Interest expense	115,126	766,905	804,631	2,164,817
Net interest income	447,317	152,394	897,650	548,266
Realized and unrealized gains (losses)	618,823	(875,406)	(2,524,967)	(3,796,814)
Other income (loss)	7,959	35,074	38,109	93,757
Less: Total general and administrative expenses	48,832	66,138	194,127	228,283
Income (loss) before income taxes	1,025,267	(754,076)	(1,783,335)	(3,383,074)
Income taxes	9,719	(6,907)	(14,928)	(10,241)
Net income (loss)	1,015,548	(747,169)	(1,768,407)	(3,372,833)
Less: Net income (loss) attributable to noncontrolling interests	(126)	(110)	(28)	(294)
Net income (loss) attributable to Annaly	1,015,674	(747,059)	(1,768,379)	(3,372,539)
Less: Dividends on preferred stock (1)	35,509	36,151	106,527	101,067
Net income (loss) available (related) to common stockholders	$980,165	$(783,210)	$(1,874,906)	$(3,473,606)
Net income (loss) per share available (related) to common stockholders
Basic	$0.70	$(0.54)	$(1.32)	$(2.42)
Diluted	$0.70	$(0.54)	$(1.32)	$(2.42)
Weighted average number of common shares outstanding
Basic	1,404,202,695	1,453,359,211	1,419,645,475	1,436,204,582
Diluted	1,404,368,300	1,453,359,211	1,419,645,475	1,436,204,582
Other information
Asset portfolio at period-end	$87,155,310	$125,840,378	$87,155,310	$125,840,378
Average total assets	$91,325,532	$130,378,448	$102,465,855	$121,429,243
Average equity	$13,996,138	$15,465,556	$14,124,037	$15,207,589
Leverage at period-end (2)	5.1:1	7.3:1	5.1:1	7.3:1
Economic leverage at period-end (3)	6.2:1	7.7:1	6.2:1	7.7:1
Capital ratio (4)	13.6%	11.2%	13.6%	11.2%
Annualized return on average total assets	4.45%	(2.29%)	(2.30%)	(3.70%)
Annualized return on average equity	29.02%	(19.32%)	(16.69%)	(29.57%)
Net interest margin (5)	2.15%	0.48%	1.27%	0.61%
Average yield on interest earning assets (6)	2.70%	2.89%	2.40%	3.02%
Average GAAP cost of interest bearing liabilities (7)	0.60%	2.58%	1.23%	2.66%
Net interest spread	2.10%	0.31%	1.17%	0.36%
Weighted average experienced CPR for the period	22.9%	14.6%	18.7%	11.0%
Weighted average projected long-term CPR at period-end	17.1%	16.3%	17.1%	16.3%
Common stock book value per share	$8.70	$9.21	$8.70	$9.21
Non-GAAP metrics (8)
Interest income (excluding PAA)	$596,322	$1,036,451	$2,078,624	$3,051,869
Economic interest expense (7)	$177,655	$678,439	$945,701	$1,858,663
Economic net interest income (excluding PAA)	$418,667	$358,012	$1,132,923	$1,193,206
Premium amortization adjustment cost (benefit)	$33,879	$117,152	$376,343	$338,786
Core earnings (excluding PAA) (9)	$482,323	$341,931	$1,237,121	$1,166,239
Core earnings (excluding PAA) per common share	$0.32	$0.21	$0.80	$0.74
Annualized core return on average equity (excluding PAA)	13.79%	8.85%	11.68%	10.23%
Net interest margin (excluding PAA) (5)	2.05%	1.10%	1.67%	1.29%
Average yield on interest earning assets (excluding PAA) (6)	2.86%	3.26%	2.93%	3.39%
Average economic cost of interest bearing liabilities (7)	0.93%	2.28%	1.44%	2.29%
Net interest spread (excluding PAA)	1.93%	0.98%	1.49%	1.10%

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
(3) Computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding and net forward purchases (sales) of investments divided by total equity.
(4) Calculated as total stockholders’ equity divided by total assets inclusive of outstanding market value of TBA positions and exclusive of consolidated VIEs.
(5) Net interest margin represents our interest income less interest expense divided by the average interest earning assets. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.
(6) Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is calculated using annualized interest income (excluding PAA).
(7) Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(8) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(9) Excludes dividends on preferred stock.

GAAP
Net income (loss) was $1.0 billion, which includes ($0.1) million attributable to noncontrolling interests, or $0.70 per average basic common share, for the three months ended September 30, 2020 compared to ($747.2) million, which includes ($0.1) million attributable to noncontrolling interests, or ($0.54) per average basic common share, for the same period in 2019. We attribute the majority of the change in net income (loss) to favorable changes in realized gains (losses) on termination or maturity of interest rate swaps, unrealized gains (losses) on interest rate swaps, net interest income and net gains (losses) on other derivatives. Realized gains (losses) on termination or maturity of interest rate swaps was ($0.4) million for the three months ended September 30, 2020 compared to ($682.6) million for the same period in 2019. Net unrealized gains (losses) on interest rate swaps was $170.3 million for the three months ended September 30, 2020 compared to ($326.3) million for the same period in 2019. Net interest income for the three months ended September 30, 2020 was $447.3 million compared to $152.4 million for the same period in 2019. Net gains (losses) on other derivatives was $169.3 million for the three months ended September 30, 2020 compared to ($16.9) million for the same period in 2019. Refer to the sections titled “Non-GAAP” and “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Net income (loss) was ($1.8) billion, which includes ($28.0) thousand attributable to noncontrolling interests, or ($1.32) per average basic common share, for the nine months ended September 30, 2020 compared to ($3.4) billion, which includes ($0.3) million attributable to noncontrolling interests, or ($2.42) per average basic common share, for the same period in 2019. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on other derivatives, unrealized gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other and net interest income, partially offset by unfavorable changes in realized gains (losses) on termination or maturity of interest rate swaps, the net interest component of interest rate swaps and net unrealized gains (losses) on instruments measured at fair value through earnings. Net gains (losses) on other derivatives was $546.7 million for the nine months ended September 30, 2020 compared to ($638.5) million for the same period in 2019. Unrealized gains (losses) on interest rate swaps was ($1.2) billion for the nine months ended September 30, 2020 compared to ($2.0) billion for the same period in 2019. Net gains (losses) on disposal of investments and other was $652.2 million for the nine months ended September 30, 2020 compared to ($65.7) million for the same period in 2019. Net interest income for the nine months ended September 30, 2020 was $897.7 million compared to $548.3 million for the same period in 2019. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.9) billion for the nine months ended September 30, 2020 compared to ($1.4) billion for the same period in 2019. The net interest component of interest rate swaps was ($141.1) million for the nine months ended September 30, 2020 compared to $306.2 million for the same period in 2019. Unrealized gains (losses) on instruments measured at fair value through earnings for the nine months ended September 30, 2020 was ($354.1) million compared to $41.7 million for the same period in 2019. Refer to the sections titled “Non-GAAP” and “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.

Non-GAAP

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Core earnings (excluding premium amortization adjustment (“PAA”)) were $482.3 million, or $0.32 per average common share, for the three months ended September 30, 2020, compared to $341.9 million, or $0.21 per average common share, for the same period in 2019.
Core earnings (excluding premium amortization adjustment (“PAA”)) were $1.2 billion, or $0.80 per average common share, for the nine months ended September 30, 2020, compared to $1.2 billion, or $0.74 per average common share, for the same period in 2019.
The changes in core earnings (excluding PAA) during the three and nine months ended September 30, 2020 compared to the same periods in 2019 were primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities, and higher TBA dollar roll income, partially offset by lower coupon income resulting from a decrease in the average yield on interest earnings assets and lower average interest earning assets, and unfavorable changes in the net interest component of interest rate swaps.
Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures:
•core earnings (excluding PAA);
•core earnings (excluding PAA) attributable to common stockholders;
•core earnings (excluding PAA) per average common share;
•annualized core return on average equity (excluding PAA);
•interest income (excluding PAA);
•economic interest expense;
•economic net interest income (excluding PAA);
•average yield on interest earning assets (excluding PAA);
•average economic cost of interest bearing liabilities;
•net interest margin (excluding PAA); and
•net interest spread (excluding PAA).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,015,548	$(747,169)	$(1,768,407)	$(3,372,833)
Net income (loss) attributable to noncontrolling interests	(126)	(110)	(28)	(294)
Net income (loss) attributable to Annaly	1,015,674	(747,059)	(1,768,379)	(3,372,539)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	427	682,602	1,919,720	1,438,349
Unrealized (gains) losses on interest rate swaps	(170,327)	326,309	1,162,768	1,992,884
Net (gains) losses on disposal of investments and other	(198,888)	(66,522)	(652,150)	65,727
Net (gains) losses on other derivatives	(169,316)	16,888	(546,658)	638,458
Net unrealized (gains) losses on instruments measured at fair value through earnings	(121,255)	1,091	354,133	(41,657)
Loan loss provision (1)	(21,818)	3,504	150,719	9,207
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	11,363	9,974	28,011	30,235
Non-core (income) loss allocated to equity method investments (3)	(1,151)	4,541	22,465	25,364
Transaction expenses and non-recurring items (4)	2,801	2,622	11,121	15,650
Income tax effect of non-core income (loss) items	13,890	(2,762)	(6,619)	(5,543)
TBA dollar roll income and CMBX coupon income (5)	114,092	15,554	256,520	86,917
MSR amortization (6)	(27,048)	(21,963)	(70,873)	(55,599)
Plus:
Premium amortization adjustment cost (benefit)	33,879	117,152	376,343	338,786
Core earnings (excluding PAA) (7)	482,323	341,931	1,237,121	1,166,239
Dividends on preferred stock (8)	35,509	36,151	106,527	101,067
Core earnings (excluding PAA) attributable to common stockholders (7)	$446,814	$305,780	$1,130,594	$1,065,172
GAAP net income (loss) per average common share	$0.70	$(0.54)	$(1.32)	$(2.42)
Core earnings (excluding PAA) per average common share (7)	$0.32	$0.21	$0.80	$0.74
GAAP return (loss) on average equity	29.02%	(19.32%)	(16.69%)	(29.57%)
Core return on average equity (excluding PAA) (7)	13.79%	8.85%	11.68%	10.23%

(1)    Includes $0.2 million and $4.6 million of loss provision on the Company’s unfunded loan commitments for the three and nine months ended September 30, 2020, respectively, which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
(2)    Includes depreciation and amortization expense related to equity method investments.
(3)    Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).
(4)    The three and nine months ended September 30, 2020 includes costs incurred in connection with the a securitization of residential whole loans . The nine months ended September 30, 2020 also includes costs incurred in connection with the Internalization, the CEO search process and a securitization of Agency mortgage-backed securities. The three and nine months ended September 30, 2019 includes costs incurred in connection with a securitization of residential whole loans. The nine months ended September 30, 2019 also includes costs incurred in connection with a securitization of commercial loans.
(5)    TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.5 million and $4.3 million for the three and nine months ended September 30, 2020. CMBX coupon income totaled $1.5 million and $3.4 million for the three and nine months ended September 30, 2019, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Premium amortization expense	$248,718	$376,306	$1,136,343	$942,339
Less: PAA cost (benefit)	33,879	117,152	376,343	338,786
Premium amortization expense (excluding PAA)	$214,839	$259,154	$760,000	$603,553

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)
Interest income (excluding PAA) represents interest income excluding the effect of the premium amortization adjustment, and serves as the basis for deriving average yield on interest earning assets (excluding PAA), net interest spread (excluding PAA) and net interest margin (excluding PAA), which are discussed below. We believe this measure provides management and investors with additional detail to enhance their understanding of our operating results and trends by excluding the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities (other than interest-only securities, multifamily and reverse mortgages), which can obscure underlying trends in the performance of the portfolio.
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three and nine months ended September 30, 2020.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the three months ended	(dollars in thousands)
September 30, 2020	$562,443	$33,879	$596,322
September 30, 2019	$919,299	$117,152	$1,036,451
For the nine months ended
September 30, 2020	$1,702,281	$376,343	$2,078,624
September 30, 2019	$2,713,083	$338,786	$3,051,869
(1) Represents a non-GAAP financial measure.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the three months ended		(dollars in thousands)
September 30, 2020	$115,126	$62,529	$177,655	$447,317	$62,529	$384,788	$33,879	$418,667
September 30, 2019	$766,905	$(88,466)	$678,439	$152,394	$(88,466)	$240,860	$117,152	$358,012
For the nine months ended
September 30, 2020	$804,631	$141,070	$945,701	$897,650	$141,070	$756,580	$376,343	$1,132,923
September 30, 2019	$2,164,817	$(306,154)	$1,858,663	$548,266	$(306,154)	$854,420	$338,786	$1,193,206
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2020	22.9%	17.1%
September 30, 2019	14.6%	16.3%
For the nine months ended
September 30, 2020	18.7%	17.1%
September 30, 2019	11.0%	16.3%
         (1)    For the three and nine months ended September 30, 2020 and 2019, respectively.
         (2)    At September 30, 2020 and 2019, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
September 30, 2020	$83,286,119	$596,322	2.86%	$74,901,128	$177,655	0.93%	418,667	1.93%
September 30, 2019	$127,207,668	$1,036,451	3.26%	$116,391,094	$678,439	2.28%	358,012	0.98%
For the nine months ended
September 30, 2020	$94,607,284	$2,078,624	2.93%	$86,214,496	$945,701	1.44%	1,132,923	1.49%
September 30, 2019	$119,918,692	$3,051,869	3.39%	$107,182,973	$1,858,663	2.29%	1,193,206	1.10%

(1)Based on amortized cost.
(2)Represents a non-GAAP financial measure.
(3)Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Economic interest expense is comprised of  GAAP interest expense and the net interest component of interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
September 30, 2020	$596,322	114,092	(115,126)	(62,529)	$532,759	$83,286,119	20,429,935	$103,716,054	2.05%
September 30, 2019	$1,036,451	15,554	(766,905)	88,466	$373,566	$127,207,668	9,248,502	$136,456,170	1.10%
For the nine months ended
September 30, 2020	$2,078,624	256,520	(804,631)	(141,070)	$1,389,443	$94,607,284	16,341,140	$110,948,424	1.67%
September 30, 2019	$3,051,869	86,917	(2,164,817)	306,154	$1,280,123	$119,918,692	12,311,322	$132,230,014	1.29%
(1)Represents a non-GAAP financial measure.
(2)TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $1.5 million and $4.3 million for the three and nine months ended September 30, 2020, respectively. CMBX coupon income totaled $1.5 million and $3.4 million for the three and nine months ended September 30, 2019, respectively.

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

Economic Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
September 30, 2020	$74,901,128	$71,522,396	$177,655	0.93%	0.16%	0.31%	(0.15%)	0.77%	0.62%
September 30, 2019	$116,391,094	$111,004,216	$678,439	2.28%	2.18%	2.11%	0.07%	0.10%	0.17%
For the nine months ended
September 30, 2020	$86,214,496	$71,522,396	$945,701	1.44%	0.64%	0.83%	(0.19%)	0.80%	0.61%
September 30, 2019	$107,182,974	$111,004,216	$1,858,663	2.29%	2.37%	2.45%	(0.08%)	(0.08%)	(0.16%)
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. (2) Represents a non-GAAP financial measure.

Economic interest expense decreased by $500.8 million for the three months ended September 30, 2020 compared to the same period in 2019. Economic interest expense decreased by $913.0 million for the nine months ended September 30, 2020 compared to the same period in 2019. The change in each period was due to lower borrowing rates and decreases in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($62.5) million for the three months ended September 30, 2020 compared to $88.5 million for the same period in 2019 and ($141.1) million for the nine months ended September 30, 2020 compared to $306.2 million for the same period in 2019.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
At September 30, 2020 and December 31, 2019, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$107,371	$(920,445)	$(3,223,558)	$(3,125,079)
Net gains (losses) on disposal of investments and other	198,888	66,522	652,150	(65,727)
Net gains (losses) on other derivatives	169,316	(16,888)	546,658	(638,458)
Net unrealized gains (losses) on instruments measured at fair value through earnings	121,255	(1,091)	(354,133)	41,657
Loan loss provision	21,993	(3,504)	(146,084)	(9,207)
Total	$618,823	$(875,406)	$(2,524,967)	$(3,796,814)

(1)Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended September 30, 2020 and 2019

Net gains (losses) on interest rate swaps for the three months ended September 30, 2020 was $107.4 million compared to ($920.4) million for the same period in 2019. The change was primarily attributable to lower realized losses on termination or maturity of interest rate swaps and favorable changes in unrealized gains (losses) on interest rate swaps. Realized gains (losses) on termination or maturity of interest rate swaps was ($0.4) million resulting from interest rate swaps with a notional amount of $375.0 million for the three months ended September 30, 2020 compared to ($682.6) million resulting from the termination or maturity of interest rate swaps with a notional amount of $30.6 billion for the same period in 2019. Unrealized gains (losses) on interest rate swaps was $0.2 billion for the three months ended September 30, 2020, reflecting a rise in forward interest rates during the period compared to ($326.3) million for the same period in 2019, which reflected a decline in forward interest rates during the earlier period.
Net gains (losses) on disposal of investments and other was $198.9 million for the three months ended September 30, 2020 compared to $66.5 million for the same period in 2019. For the three months ended September 30, 2020, we recognized a realized gain of $104.8 million as a result of deconsolidating a multifamily VIE and we disposed of Residential Securities with a carrying value of $2.8 billion for an aggregate net gain of $103.9 million. For the same period in 2019, we disposed of Residential Securities with a carrying value of $11.1 billion for an aggregate net loss of $76.3 million.

Net gains (losses) on other derivatives was $169.3 million for the three months ended September 30, 2020 compared to ($16.9) million for the same period in 2019. The change in net gains (losses) on other derivatives was primarily comprised of higher net gains on TBA derivatives, which was $176.2 million for the three months ended September 30, 2020 compared to $47.8 million for the same period in 2019 and lower net losses on futures derivatives, which was ($9.7) million for the three months ended September 30, 2020 compared to ($59.7) million for the same period in 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net unrealized gains (losses) on instruments measured at fair value through earnings was $121.3 million for the three months ended September 30, 2020 compared to ($1.1) million for the same period in 2019, primarily due to favorable changes in unrealized gains (losses) on securitized debt of consolidated VIEs backed by Agency mortgage-backed securities, commercial securitized loans of consolidated VIEs and securitized residential whole loans of consolidated VIEs, partially offset by unfavorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs and Agency interest-only securities for the three months ended September 30, 2020 compared to the same period in 2019.
For the three months ended September 30, 2020, a net loan loss provision reversal of $22.0 million was recorded on commercial mortgage and corporate loans. For the three months ended September 30, 2019, a loan loss provision of ($3.5) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

For the Nine Months Ended September 30, 2020 and 2019

Net gains (losses) on interest rate swaps for the nine months ended September 30, 2020 was ($3.2) billion compared to ($3.1) billion for the same period in 2019, primarily attributable to higher realized losses on termination or maturity of interest rate swaps and an unfavorable change in the net interest component of interest rate swaps, partially offset by lower unrealized losses on interest rate swaps. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.9) billion resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $65.4 billion and $38.1 billion, respectively, for the nine months ended September 30, 2020 compared to ($1.4) billion resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $75.7 billion and $11.6 billion, respectively, for the same period in 2019. The net interest component of interest rate swaps was ($141.1) million for the nine months ended September 30, 2020, compared to $306.2 million for the same period in 2019, reflecting a decrease in rates combined with the timing of rate resets during the period and changes in notional balance. Unrealized gains (losses) on interest rate swaps was ($1.2) billion for the nine months ended September 30, 2020, reflecting a decline in forward interest rates during the period compared to ($2.0) billion for the same period in 2019, which reflected a steeper decline in forward interest rates during the earlier period.
Net gains (losses) on disposal of investments and other was $652.2 million for the nine months ended September 30, 2020 compared to ($65.7) million for the same period in 2019. For the nine months ended September 30, 2020, we disposed of Residential Securities with a carrying value of $50.2 billion for an aggregate net gain of $631.1 million and we recognized a realized gain of $104.8 million as a result of deconsolidating a multifamily VIE. For the same period in 2019, we disposed of Residential Securities with a carrying value of $30.7 billion for an aggregate net loss of ($50.6) million.
Net gains (losses) on other derivatives was $546.7 million for the nine months ended September 30, 2020 compared to ($638.5) million for the same period in 2019. The change in net gains (losses) on other derivatives was primarily comprised of higher net gains on TBA derivatives, which was $812.1 million for the nine months ended September 30, 2020 compared to $327.5 million for the same period in 2019 and lower net losses on futures derivatives, which was ($299.6) million for the nine months ended September 30, 2020 compared to ($946.3) million for the same period in 2019.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($354.1) million for the nine months ended September 30, 2020 compared to $41.7 million for the same period in 2019, primarily due to unfavorable changes in unrealized gains (losses) on commercial securitized loans of consolidated VIEs, Agency interest-only securities, credit risk transfer securities and residential loans, partially offset by favorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs for the nine months ended September 30, 2020 compared to the same period in 2019.
For the nine months ended September 30, 2020, a loan loss provision of ($146.1) million was recorded on commercial mortgage and corporate loans. For the nine months ended September 30, 2019, a loan loss provision of ($9.2) million was recorded on a commercial mortgage loan. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and management fee (until closing of the Internalization) and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
September 30, 2020	$48,832	0.21%	1.40%
September 30, 2019	$66,138	0.20%	1.71%
For the nine months ended
September 30, 2020	$194,127	0.25%	1.83%
September 30, 2019	$228,283	0.25%	2.00%

(1) Includes $2.8 million of transaction costs incurred in connection with securitizations of residential whole loans for the three months ended September 30, 2020. Includes $11.1 million of transaction costs incurred in connection with securitizations of residential whole loans and Agency mortgage-backed securities as well as costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process for the nine months ended September 30, 2020. Includes $2.6 million of transaction costs incurred in connection with a securitization of residential whole loans for the three months ended September 30, 2019. Includes $15.7 million of transaction costs incurred in connection with securitizations of residential whole loans and commercial loans for the nine months ended September 30, 2019. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.20% and 0.24% and as a percentage of average equity were 1.32% and 1.73% for the three and nine months ended September 30, 2020, respectively. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.19% and 0.23% and as a percentage of average equity were 1.64% and 1.86% for the three and nine months ended September 30, 2019, respectively.

G&A expenses were $48.8 million for the three months ended September 30, 2020, a decrease of $17.3 million compared to the same period in 2019, primarily due to lower compensation costs during the third quarter of 2020 compared with the same period in 2019 as a result of cost savings generated from the Internalization which closed on June 30, 2020. G&A expenses were $194.1 million for the nine months ended September 30, 2020, a decrease of $34.2 million compared to the same period in 2019, primarily due to lower compensation costs, reflecting cost savings generated from the Internalization and lower management fees in the first half of 2020 reflecting lower adjusted stockholders’ equity balances compared to the same period in 2019, and lower transaction costs during the nine months ended September 30, 2020 compared to the same period in 2019.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2020	11.01%	19.47%	0.23%	(1.40%)	(0.29%)	29.02%
September 30, 2019	6.23%	(24.93%)	0.91%	(1.71%)	0.18%	(19.32%)
For the nine months ended
September 30, 2020	7.14%	(22.49%)	0.36%	(1.83%)	0.13%	(16.69%)
September 30, 2019	7.49%	(35.97%)	0.82%	(2.00%)	0.09%	(29.57%)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Unrealized gain	$3,600,389	$2,267,577
Unrealized loss	(11,333)	(129,386)
Accumulated other comprehensive income (loss)	$3,589,056	$2,138,191

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

The fair value of these securities being less than amortized cost at September 30, 2020 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $89.2 billion and $130.3 billion at September 30, 2020 and December 31, 2019, respectively. The change, consistent with our portfolio repositioning to strengthen our balance sheet in the first quarter of 2020, was primarily due to a decrease in Agency mortgage-backed securities of $38.5 billion, including assets transferred or pledged to securitization vehicles, residential mortgage loans of $0.5 billion and non-Agency mortgage-backed securities of $0.4 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2020:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$75,746,802	$21,089,555	$411,538	$4,459,240	$3,685,255	$790,597	$2,061,878	$87,155,310
Debt
Repurchase agreements	62,804,603	21,072,039	231,274	955,451	642,119	—	—	64,633,447
Other secured financing	2,745	—	—	30,098	—	—	828,530	861,373
Debt issued by securitization vehicles	573,108	—	—	2,982,247	2,472,221	—	—	6,027,576
Net forward purchases	1,115,598	—	—	6,203	—	—	—	1,121,801
Mortgages payable	—	—	—	—	—	507,934	—	507,934
Net equity allocated	$11,250,748	$17,516	$180,264	$485,241	$570,915	$282,663	$1,233,348	$14,003,179	(4)

Net equity allocated (%)	80%	—%	1%	4%	4%	2%	9%	100%
Debt/net equity ratio	5.7:1	NM	1.3:1	8.2:1	5.5:1	1.8:1	0.7:1	5.1:1	(5)

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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at September 30, 2020 and December 31, 2019 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2020 and December 31, 2019 we had on our Consolidated Statements of Financial Condition a total of $92.1 million and $156.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.8 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the three months ended September 30, 2020 and 2019 was 22.9% and 14.6%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of September 30, 2020 and 2019 was 17.1% and 16.3%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at September 30, 2020 and December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2020	December 31, 2019
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$72,210,570	$108,723,414
Adjustable-rate pass-through	527,267	1,524,331
CMO	152,513	160,016
Interest-only	465,376	708,562
Multifamily	1,503,413	1,717,197
Reverse mortgages	56,028	59,847
Total agency securities	$74,915,167	$112,893,367
Residential credit
CRT	$411,538	$531,322
Alt-A	90,954	151,383
Prime	186,178	276,257
Prime interest-only	1,191	3,167
Subprime	119,547	348,979
NPL/RPL	281,869	164,268
Prime jumbo (>= 2010 vintage)	36,204	184,664
Prime jumbo (>= 2010 vintage) interest-only	1,659	7,150
Total residential credit securities	$1,129,140	$1,667,190
Total Residential Securities	$76,044,307	$114,560,557
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Residential Securities (1)	(dollars in thousands)
Principal amount	$69,004,541	$107,412,143
Net premium	3,091,544	4,309,668
Amortized cost	72,096,084	111,721,811
Amortized cost / principal amount	104.48%	104.01%
Carrying value	75,576,026	113,841,402
Carrying value / principal amount	109.52%	105.99%
Weighted average coupon rate	3.59%	3.91%
Weighted average yield	2.96%	3.07%
Adjustable-rate Residential Securities (1)
Principal amount	$1,239,156	$2,513,310
Weighted average coupon rate	3.33%	4.13%
Weighted average yield	4.82%	3.52%
Weighted average term to next adjustment	16 Months	13 Months
Weighted average lifetime cap (2)	0.38%	8.24%
Principal amount at period end as % of total residential securities	1.80%	2.34%
Fixed-rate Residential Securities (1)
Principal amount	$67,765,385	$104,898,833
Weighted average coupon rate	3.59%	3.90%
Weighted average yield	2.93%	3.06%
Principal amount at period end as % of total residential securities	98.20%	97.66%
Interest-only Residential Securities
Notional amount	$3,696,743	$5,447,193
Net premium	610,922	876,129
Amortized cost	610,922	876,129
Amortized cost / notional amount	16.53%	16.08%
Carrying value	468,281	719,155
Carrying value / notional amount	12.67%	13.20%
Weighted average coupon rate	4.22%	3.29%
Weighted average yield	NM	1.73%
(1)     Excludes interest-only mortgage-backed securities.
(2)     Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.
NM     Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2020.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$397,665	$—	$397,665	4.37%	0.99%	4.78%	41.13%
Private label credit risk transfer	13,873	—	13,873	5.60%	—%	4.69%	33.94%
Alt-A	90,954	26,379	64,575	3.70%	8.32%	19.13%	16.44%
Prime	186,178	28,640	157,538	4.17%	8.75%	12.83%	22.26%
Prime interest-only	1,191	1,191	—	0.46%	—	6.20%	40.34%
Subprime	119,547	66,303	53,244	1.05%	8.97%	20.96%	5.93%
Re-performing loan securitizations	273,393	142,960	130,433	4.19%	33.47%	22.24%	5.40%
Non-performing loan securitizations	8,476	8,476	—	3.67%	31.00%	83.41%	—%
Prime jumbo (>=2010 vintage)	36,204	—	36,204	3.82%	2.23%	4.99%	50.31%
Prime jumbo (>=2010 vintage) interest-only	1,659	1,659	—	0.36%	—	3.91%	48.78%
Total/weighted average (2)	$1,129,140	$275,608	$853,532	3.87%	11.34%	13.55%	23.43%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of IOs.

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$397,665	$—	$397,665
Private label credit risk transfer	—	—	13,873	—	13,873
Alt-A	28,251	47,803	14,900	—	90,954
Prime	29,866	130,153	26,159	—	186,178
Prime interest-only	—	—	—	1,191	1,191
Subprime	—	3,975	115,415	157	119,547
Re-performing loan securitizations	—	273,393	—	—	273,393
Non-performing loan securitizations	—	8,476	—	—	8,476
Prime jumbo (>=2010 vintage)	—	36,204	—	—	36,204
Prime jumbo (>=2010 vintage) interest-only	—	—	—	1,659	1,659
Total	$58,117	$500,004	$568,012	$3,007	$1,129,140

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2020. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the floating rate. At September 30, 2020, the interest rate swaps had a net fair value of ($1.1) billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$64,633,447	$—	$—	$—	$64,633,447
Interest expense on repurchase agreements (1)	59,043	—	—	—	59,043
Other secured financing	13,923	18,920	828,530	—	861,373
Interest expense on other secured financing (1)	19,090	36,668	19,116	—	74,874
Debt issued by securitization vehicles (principal)	—	—	185,909	5,841,938	6,027,847
Interest expense on debt issued by securitization vehicles	144,424	217,931	215,675	3,331,920	3,909,950
Mortgages payable (principal)	22,828	65,136	155,686	269,532	513,182
Interest expense on mortgages payable	20,314	39,431	34,312	126,522	220,579
Long-term operating lease obligations	3,955	7,723	7,723	—	19,401
Total	$64,917,024	$385,809	$1,446,951	$9,569,912	$76,319,696

(1)     Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2020.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2020, we received $14.4 billion from principal repayments and $50.3 billion in cash from disposal of Residential Securities. During the nine months ended September 30, 2019, we received $11.2 billion from principal repayments and $19.7 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at September 30, 2020.

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
The major risks impacting capital are capital, liquidity and funding risk, investment/market risk, credit risk, counterparty risk, operational risk and compliance, regulatory and legal risk. For further discussion of the risks we are subject to, please see Part I, Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Stockholders’ equity	(dollars in thousands)
7.50% Series D cumulative redeemable preferred stock	$445,457	$445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,029	14,301
Additional paid-in capital	19,798,032	19,966,923
Accumulated other comprehensive income (loss)	3,589,056	2,138,191
Accumulated deficit	(11,200,937)	(8,309,424)
Total stockholders’ equity	$14,182,206	$15,792,017

Capital Stock
The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	154,000	180,000
Amount raised from direct purchase and dividend reinvestment program	$1,075	$1,795

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
No shares were issued under the at-the-market sales program during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we issued 56.0 million shares for proceeds of $569.1 million, net of commissions and fees, under the at-the-market sales program.
In June 2019, we announced that our Board had authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2020. During the three and nine months ended September 30, 2020, we repurchased 4.8 million and 27.7 million shares of our common stock, respectively, for an aggregate amount of $31.3 million and $174.7 million, respectively, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions. During the three and nine months ended September 30, 2019, we repurchased 18.3 million shares of our common stock for an aggregate amount of $155.0 million, excluding commission costs.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
Our debt-to-equity ratio at September 30, 2020 and December 31, 2019 was 5.1:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity was 6.2:1 and 7.2:1 at September 30, 2020 and December 31, 2019, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and shown net of debt issued by securitization vehicles), was 13.6% and 12.0% at September 30, 2020 and December 31, 2019, respectively.

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
Our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the FICC, with FICC acting as the central counterparty. In addition, Arcola has borrowed funds through direct repurchase agreements.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2020 and December 31, 2019, the weighted average days to maturity was 72 days and 65 days, respectively.
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
We maintain membership in the Federal Home Loan Bank (“FHLB”) through our captive insurance subsidiary Truman Insurance Company LLC (“Truman”). A 2016 rule from the Federal Housing Finance Agency (“FHFA”) requires captive insurance companies to terminate their FHLB membership, however, given the length of its membership at the time the rule was enacted, Truman was granted a five year sunset provision whereby its membership will expire in February 2021. We believe our business objectives align well with the mission of the FHLB System. While there can be no assurances that such steps will be taken, we believe it would be appropriate for there to be legislative or other action to permit Truman and similar captive insurance subsidiaries to retain their membership status beyond the current sunset period. However, in anticipation of the expiration of our membership, we have refinanced our prior FHLB advances with alternative funding sources, including credit facilities and securitization funding.
At September 30, 2020, we had total financial assets and cash pledged against existing liabilities of $71.7 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2020 compared to the same period in 2019, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2020	$67,542,187	$64,633,447	$286,792	$—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
September 30, 2018	79,214,382	79,073,026	2,330,519	1,234,704
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2020. The weighted average remaining maturity on our repurchase agreements and other secured financing was 90 days at September 30, 2020:

	September 30, 2020
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$2,700,000	0.13%	4.1%
2 to 29 days	23,894,431	0.36%	36.5%
30 to 59 days	8,644,191	0.51%	13.2%
60 to 89 days	9,702,860	0.33%	14.8%
90 to 119 days	5,529,035	0.73%	8.4%
Over 120 days (1)	15,024,303	0.55%	23.0%
Total	$65,494,820	0.44%	100.0%

     (1)    Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2020:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$64,633,447	0.42%	0.44%	72
Other secured financing (2)	861,373	2.23%	2.56%	1,432
Securitized debt of consolidated VIEs (3)	6,027,847	2.15%	2.03%	9,336
Mortgages payable (3)	513,182	3.99%	3.95%	4,174
Total indebtedness	$72,035,849

(1) Determined based on estimated weighted-average lives of the underlying debt instruments. (2) Includes financing under credit facilities. (3) Non-recourse to Annaly.

Excess Liquidity

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2020:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,025,431	$214,551	$1,239,982
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	67,321,920	7,109,080	74,431,000
Credit risk transfer securities	313,863	97,675	411,538
Non-agency mortgage-backed securities	597,647	119,955	717,602
Residential mortgage loans (2)	3,661,516	80,122	3,741,638
MSRs	3,431	204,554	207,985
Commercial real estate debt investments (2)	2,035,747	193,049	2,228,796
Commercial real estate debt and preferred equity, held for investment (2)	1,330,069	126,390	1,456,459
Corporate debt, held for investment	1,446,512	615,366	2,061,878
Other assets (3)	—	74,548	74,548
Total financial assets	$77,736,136	$8,835,290	$86,571,426

(1)    The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2)    Includes assets transferred or pledged to securitization vehicles.
(3)    Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2020:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,239,982
Residential Securities (2) (3)	74,936,333
Residential mortgage loans (4)	152,959
Commercial real estate debt investments (5)	54,678
Commercial real estate debt and preferred equity, held for investment (6)	450,177
Corporate debt, held for investment (7)	1,565,166
Total liquid assets	$78,399,295
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (8)	98.86%
(1)Carrying value approximates the market value of assets. The assets listed in this table include $71.7 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2020. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2)The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3)Excludes securitized Agency mortgage-backed securities of consolidated VIEs carried at fair value of $0.6 billion.
(4)Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $3.6 billion.
(5)Excludes securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.2 billion.
(6)Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $0.9 billion.
(7)Excludes certain second lien loans.
(8)Denominator is computed based on the carrying amount of encumbered and encumbered financial assets, excluding assets transferred or pledged to securitization vehicles of $7.3 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2020 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,239,982	$—	$—	$—	$1,239,982
Agency mortgage-backed securities (principal)	51,189	8,806	1,816,658	65,931,272	67,807,925
Credit risk transfer securities (principal)	16,426	19,832	80,375	335,876	452,509
Non-agency mortgage-backed securities (principal)	744,106	—	—	—	744,106
Commercial mortgage-backed securities (principal)	—	—	—	64,458	64,458
Total securities	811,721	28,638	1,897,033	66,331,606	69,068,998
Residential mortgage loans (principal)	—	—	—	153,066	153,066
Commercial real estate debt and preferred equity (principal)	76,970	51,658	477,053	45,302	650,983
Corporate debt (principal)	2,506	40,649	328,143	1,895,613	2,266,911
Total loans	79,476	92,307	805,196	2,093,981	3,070,960
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	7,305,027	7,305,027
Total financial assets - maturity	2,131,179	120,945	2,702,229	75,730,614	80,684,967
Effect of utilizing reset dates (1)	8,063,965	1,313,480	(616,442)	(8,761,003)	—
Total financial assets - interest rate sensitive	$10,195,144	$1,434,425	$2,085,787	$66,969,611	$80,684,967
Financial liabilities
Repurchase agreements	$44,992,493	$19,640,954	$—	$—	$64,633,447
Other secured financing	—	13,923	18,920	828,530	861,373
Debt issued by securitization vehicles (principal)	—	—	—	6,027,847	6,027,847
Total financial liabilities - maturity	44,992,493	19,654,877	18,920	6,856,377	71,522,667
Effect of utilizing reset dates (1)(2)	(27,046,228)	(524,645)	20,016,750	7,554,123
Total financial liabilities - interest rate sensitive	$17,946,265	$19,130,232	$20,035,670	$14,410,500	$71,522,667

Maturity gap	$(42,861,314)	$(19,533,932)	$2,683,309	$68,874,237	$9,162,300

Cumulative maturity gap	$(42,861,314)	$(62,395,246)	$(59,711,937)	$9,162,300

Interest rate sensitivity gap	$(7,751,121)	$(17,695,807)	$(17,949,883)	$52,559,111	$9,162,300

Cumulative rate sensitivity gap	$(7,751,121)	$(25,446,928)	$(43,396,811)	$9,162,300

(1)Maturity gap utilizes stated maturities, or prepayment expectations for assets that exhibit prepayment characteristics, while interest rate sensitivity gap utilizes reset dates, if applicable.
(2)Includes effect of interest rate swaps.

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2020. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(28.0%)	—%	(0.3%)
-50 Basis points	(19.6%)	0.1%	0.7%
-25 Basis points	(9.7%)	0.2%	1.5%
+25 Basis points	7.0%	(0.1%)	(0.9%)
+50 Basis points	14.1%	(0.3%)	(2.1%)
+75 Basis points	20.2%	(0.6%)	(3.9%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.4%	8.9%
-15 Basis points	0.9%	5.3%
-5 Basis points	0.3%	1.8%
+5 Basis points	(0.3%)	(1.7%)
+15 Basis points	(0.8%)	(5.2%)
+25 Basis points	(1.4%)	(8.7%)
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
Our portfolio composition, based on balance sheet values, at September 30, 2020 and December 31, 2019 was as follows:

	September 30, 2020	December 31, 2019
Category
Agency mortgage-backed securities (1)	86.7%	89.5%
Credit risk transfer securities	0.5%	0.4%
Non-agency mortgage-backed securities	0.8%	0.9%
Residential mortgage loans (1)	4.3%	3.3%
Mortgage servicing rights	0.2%	0.3%
Commercial real estate (1) (2)	5.1%	3.9%
Corporate debt	2.4%	1.7%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes our exposure to counterparties by geography at September 30, 2020:

	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
Geography	(dollars in thousands)
North America	25	$50,950,065	$(402,402)	$3,217,881
Europe	10	9,794,270	(723,777)	950,431
Japan	2	3,889,112	—	206,590
Total	37	$64,633,447	$(1,126,179)	$4,374,902
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
We have established a Cybersecurity Committee to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee our Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC, and the Board via the BRC and the BAC. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We currently maintain cybersecurity insurance, however, there is no assurance that the insurance policy will cover all cybersecurity breaches or that the policy will cover all losses.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Federal Home Loan Banks (“FHLB”)
U.S. Government-sponsored banks that generally provide reliable liquidity to member financial institutions to support housing finance and community investment.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At September 30, 2020, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factors relating to the coronavirus disease 2019 disclosed in Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2020, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 3, 2019 we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2020. The following table sets forth information with respect to this share repurchase program for the quarter ended September 30, 2020. All common shares were purchased in open-market transactions.

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	The total number of shares purchased as part of publicly announced repurchase plans or programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan (1)
			(dollars in thousands)
July 1, 2020 - July 31, 2020	4,825,000	$6.50	4,825,000	$1,102,158
Total	4,825,000		4,825,000

(1) Excludes commission costs.

ITEM 5. OTHER INFORMATION

None.

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

101.INS XBRL	The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2020 (Unaudited) and December 31, 2019 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2019); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements (Unaudited).
101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 5, 2020	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated:	November 5, 2020	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer)

II-1