Form 10-K
period 2020-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2021-02-19
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
At June 30, 2020, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $9.2 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s Common Stock outstanding on February 2, 2021 was 1,398,502,906.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2020.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Business Overview
Introduction
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a real estate investment trust (“REIT”). Prior to the closing of the Internalization (as defined below under “Closing of the Internalization and Termination of the Management Agreement”) on June 30, 2020, we were externally managed by Annaly Management Company LLC (our “Former Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
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
Investment Groups
Our four investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests primarily in non-Agency residential mortgage assets within securitized product and whole loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity-backed middle market businesses, focusing primarily on senior debt within select industries.
Operating Platform
Our operating platform reflects our investments in systems, infrastructure and personnel. Our technology investments have led to the development of proprietary portfolio analytics, financial and capital allocation modeling, and other risk and reporting tools, which, coupled with cutting-edge digital transformation applications, support the diversification and operating efficiency of our business. Our operating platform supports our investments in Agency assets as well as residential credit assets, commercial real estate assets, residential mortgage loans, mortgage servicing rights and corporate loans. We believe that the diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential opportunities.

Business and Investment Strategy
Shared Capital Model
Our company is comprised of four investment groups, each of which has multiple investment options to capitalize on attractive relative returns and market opportunities. In aggregate, we maintain numerous investment options across our investment groups. Our shared capital model drives our capital allocation strategy allowing us to rotate our investments based on relative value while also managing risk.
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
We have created multiple strategic and capital partnerships across our investment groups including the following:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

–Annaly Residential Credit Group has established relationships with key mortgage loan originators and aggregators including well-known money center banks, allowing us to efficiently source proprietary originations suited to our risk parameters.
–Annaly Commercial Real Estate Group maintains a partnership with Pearlmark Real Estate Partners, a leading real estate private equity sponsor, providing access to co-investment opportunities through their seasoned commercial real estate investment team.
–We have partnered with Pingora Loan Servicing, a premier mortgage servicer for MSR assets and a wholly-owned subsidiary of Bayview Asset Management, through our joint venture with GIC Private Limited (“GIC”), a leading Sovereign Wealth Fund.
–We have also partnered with GIC through the creation of a joint venture with the purpose of investing in residential credit assets, including newly-originated residential loans and securities issued by our subsidiaries.
–We have partnered with Capital Impact Partners, a national community development financial institution, to create a social impact joint venture supporting projects in underserved communities across the country.

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
Our portfolio composition and capital allocation at December 31, 2020 and 2019 were as follows:

	December 31, 2020		December 31, 2019
Investment Group	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Annaly Agency Group (2)(3)	93%	78%	93%	74%
Annaly Residential Credit Group (3)	3%	7%	3%	10%
Commercial
Annaly Commercial Real Estate Group (3)	2%	5%	2%	7%
Annaly Middle Market Lending Group	2%	10%	2%	9%
(1)Capital allocation represents the percentage of equity allocated to each category.
(2)Includes MSRs and TBA purchase contracts.
(3)Includes assets transferred or pledged to securitization vehicles net of debt issued by securitization vehicles.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1.
Liquidity risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs even under adverse market conditions.
Interest rate risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income generation and capital preservation.
Credit risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital preservation	We will seek to protect our capital base through disciplined risk management practices.
Compliance	We will comply with regulatory requirements needed to maintain our REIT status, our exemption from registration under the Investment Company Act and the licenses and registrations of our regulated subsidiaries.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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

Target Assets
Within the confines of the risk appetite statement, we seek to generate the highest risk-adjusted returns on capital invested, after consideration of the following:
•The amount, nature and variability of anticipated cash flows from the asset across a variety of interest rate, yield, spread, financing cost, credit loss and prepayment scenarios;
•The liquidity of the asset;
•The ability to pledge the asset to secure collateralized borrowings;
•When applicable, the credit of the underlying borrower;
•The costs of financing, hedging and managing the asset;
•The impact of the asset to our REIT compliance and our exemption from registration under the Investment Company Act; and
•The capital requirements associated with the purchase and financing of the asset.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Capital Structure and Financing
Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding. Debt funding may include the use of repurchase agreements, loans, securitizations, participations issued, lines of credit, asset backed lending facilities, corporate bond issuance, convertible bonds, mortgages payable or other liabilities. Equity capital primarily consists of common and preferred stock.
We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We also finance certain commercial real estate investments with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2020, we had $64.8 billion of repurchase agreements outstanding.
Additionally, our wholly-owned subsidiary, Arcola Securities, Inc. (“Arcola”), provides direct access to third party funding as a FINRA member broker-dealer. As an eligible institution, Arcola also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Arcola provides us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2020, the weighted average days to maturity was 64 days.
We utilize diverse funding sources to finance our commercial investments, including bilateral borrowing facilities, securitization funding and, in the case of equity investments in commercial real estate, mortgage financing.
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
Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate measures. Our actions may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.
The following table presents our leverage, economic leverage and capital ratios as of the periods presented.

	December 31, 2020	December 31, 2019
Leverage ratio	5.1:1	7.1:1
Economic leverage ratio	6.2:1	7.2:1
Capital ratio	13.6%	12.0%

Operating Platform
We maintain a flexible and scalable operating platform to support the management and maintenance of our diverse asset portfolio. We have invested in our infrastructure to enhance resiliency, efficiency, cybersecurity and scalability while also ensuring coverage of our target assets. Our information technology applications span the portfolio life-cycle including pre-trade analysis, trade execution and capture, trade settlement and financing, monitoring, and financial accounting and reporting.
Technology applications also support our control functions including risk, compliance, middle- and back-office functions. We have added breadth to our operating platform to accommodate diverse asset classes and drive automation-based efficiencies.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Our business operations include a centralized collateral management function that permits in-house settlement and self-clearing, thereby creating greater control and management of our collateral. Through technology, we have also incorporated exception based processing, critical data assurance and paperless workflows. Our infrastructure investment has driven operating efficiencies while expanding the platform. Routine disaster recovery and penetration testing enhances our systems resiliency, security and recovery of critical systems throughout the computing estate, and positioned us for a smooth transition to the remote work environment in which we currently operate due to Coronavirus Disease 2019 (“COVID-19”).

Risk Management
Risk is a natural element of our business. Effective risk management is of critical importance to our business strategy. The objective of our risk management framework is to identify, measure, monitor and control the key risks to which we are subject. Our approach to risk management is comprehensive and has been designed to foster a holistic view of risk. For a full discussion of our risk management process and policies please refer to the section titled “Risk Management” of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Closing of the Internalization and Termination of the Management Agreement
On February 12, 2020, we entered into an internalization agreement (the “Internalization Agreement”) with our Former Manager and certain affiliates of our Former Manager. Pursuant to the Internalization Agreement, we agreed to acquire all of the outstanding equity interests of our Former Manager and our Former Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal cash consideration ($1.00). In connection with the closing of the Internalization, on June 30, 2020, we acquired all of the assets and liabilities of our Former Manager (the net effect of which was immaterial in amount), and we transitioned from an externally-managed REIT to an internally-managed REIT. At the closing, all employees of our Former Manager became our employees. The parties also terminated the Amended and Restated Management Agreement by and between us and our Former Manager (the “Management Agreement”) and therefore we no longer pay a management fee to, or reimburse expenses of, our Former Manager. Pursuant to the Internalization Agreement, our Former Manager waived any termination fee. For additional information about the Internalization, see the Note titled “Related Party Transactions” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”

Information about our Executive Officers
The following table sets forth certain information as of January 31, 2021 concerning our executive officers:

Name	Age	Title
David L. Finkelstein	48	Chief Executive Officer and Chief Investment Officer
Serena Wolfe	41	Chief Financial Officer
Steven F. Campbell	48	Chief Operating Officer
Timothy P. Coffey	47	Chief Credit Officer
Ilker Ertas	50	Head of Securitized Products
Anthony C. Green	46	Chief Corporate Officer, Chief Legal Officer and Secretary

David L. Finkelstein has served as the Chief Executive Officer of Annaly since March 2020, and Chief Investment Officer of Annaly since November 2016. Mr. Finkelstein previously served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and policy advisor for the MBS purchase program. Mr. Finkelstein has over 20 years of experience in fixed income investments. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein received his B.A. in Business Administration from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.
Serena Wolfe has served as Chief Financial Officer of Annaly since December 2019. Prior to joining Annaly in 2019, Ms. Wolfe served as a Partner at Ernst & Young (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York, California, Illinois and Pennsylvania.
Steven F. Campbell has served as Chief Operating Officer of Annaly since June 2020. Prior to this position, Mr. Campbell served in a number of other senior roles at Annaly, including as Head of Business Operations from September 2019 to June 2020, Head of Credit Operations and Enterprise Risk from February 2018 to September 2019, Chief Operating Officer of Annaly Commercial Real Estate Group from December 2016 to February 2018 and Head of Credit Strategy from April 2015 to February 2018. Mr. Campbell has over 20 years of experience in financial services. Prior to joining Annaly in 2015, Mr. Campbell held various roles over six years at Fortress Investment Group LLC, including serving as a Managing Director in the Credit Funds business. Prior to that, Mr. Campbell held positions at General Electric Capital Corporation and D.B. Zwirn & Co, L.P. with a focus on credit and debt restructuring. Mr. Campbell received a B.B.A. from the University of Notre Dame and a M.B.A. from the University of Chicago, Booth School of Business.
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
Ilker Ertas has served as Head of Securitized Products at Annaly since February 2019. Prior to this position, Mr. Ertas served in a number of other senior roles at Annaly, including as Head of RMBS Portfolios from February 2018 to February 2019, Head of Trading from February 2017 to February 2018, Head of Asset Trading from October 2016 to February 2017 and Managing Director, Agency & Residential Credit from June 2015 to October 2016. Mr. Ertas has 20 years of experience in U.S. fixed income markets. Prior to joining Annaly in 2015, Mr. Ertas was at Citigroup Inc., where he was most recently a Managing Director and Head of Mortgage Derivatives Trading. Mr. Ertas has also held mortgage trading positions at Barclays PLC and Lehman Brothers Holdings Inc. Mr. Ertas received a B.S. in Industrial Engineering from Bogazici University in Istanbul, Turkey and a M.B.A. from the Yale School of Management.
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

Human Capital
In connection with the closing of the Internalization on June 30, 2020, we transitioned from an externally-managed REIT to an internally-managed REIT. Our human capital group oversees our human capital management to ensure that it is strategically integrated with our goals and business plans. In addition, the Management Development and Compensation Committee of the Board provides independent oversight of the our policies and strategies related to human capital management.
As of December 31, 2020, we had 180 employees.

Our People and Culture
We recognize that our employees are our most important asset, and we are committed to promoting their well-being, engagement, development and full potential. We are focused on fostering an inclusive and rewarding work environment for all our employees, with ongoing opportunities for career development and wellness support that seeks to facilitate the achievement of their professional goals.
Our culture is built on six core values: ownership, accountability, communication, collaboration, diversity and inclusion and humility. These values are embedded in our professional and personal conduct and are crucial to how we operate our business. All employees are responsible for upholding these values, which form the bedrock of our culture and are vital to the continued success of our company. Guided by these values, we are committed to attracting, developing and retaining the best talent, with diverse experiences, perspectives and backgrounds.
We utilize employee surveys to create an open and honest feedback forum, actively involve our employees in the design and evolution of our culture, enhance our overall productivity and mitigate risk. Our leaders review survey feedback to increase employee engagement and drive positive changes throughout the firm.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

COVID-19
In response to COVID-19, our employees have largely worked remotely since March 2020. We supported our employees’ remote working through stipends to upgrade home office equipment. Since September 2020, there are a limited number of employees who voluntarily work in the office on occasion. We implemented a regular Coronavirus testing protocol to optimize our ability to provide a safe work environment. In addition to addressing physical health and safety concerns, we recognize that the pandemic has affected people’s daily emotional lives and mental health. As a result, we have increased our mental health offerings and hosted a multitude of virtual seminars to help keep our employees connected with one another and to equip them with tools to help alleviate some of the increased stress and burdens.
Diversity & Inclusion
The diversity of our employees brings a critical range of thought and experience throughout our company, cultivating innovation, fresh perspectives and vital new ideas. Diversity and inclusion are essential tenets of our corporate culture. Our human capital management group, in coordination with our recently named Head of Inclusion and Inclusion Support Committee of Executive Sponsors, is responsible for overseeing and continuing to improve our diversity and inclusion initiatives.
We are committed to achieving diversity, including gender and racial/ethnic diversity, across all levels of our company. With 50% of total employees in 2020 identifying as either female or racially/ethnically diverse, we are driven by the belief that having a diverse group of employees supports our continued long-term growth. In 2017, we launched the Women’s Interactive Network, which provides targeted development and networking opportunities, knowledge exchanges, mentorship, coaching and volunteer efforts. Our diversity and inclusion efforts also include firm-wide initiatives like an unconscious bias training program offered in 2020 to establish foundational knowledge, language and understanding to support the strategic diversity and inclusion efforts of the firm, organizing forums to discuss employees’ views and actively seeking out feedback from employee surveys.
Employee Development, Benefits and Wellness
We seek to invest in and promote talent to cultivate a high-performance culture and build on the capabilities and full potential of our employees. We invest in a wide range of benefits and wellness initiatives for our employees to support healthy lifestyles and choices.
Our employee compensation program includes base salary, annual incentive bonuses and stock-based awards. Employee compensation packages are designed to align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees. In addition, we offer employees benefits including health and insurance coverage, health savings and flexible spending accounts, telemedicine benefits, 401(K) plans, paid time off and family care resources. We also have a tuition reimbursement plan to cover all or part of the cost of education that furthers employee education in a field directly related to their specific job.
We offer a number of learning and development programs tailored to our employee needs and interests as well as our overall strategic business objectives. For example, we offer targeted professional development training for employees at various stages in their career. In 2020, we began offering firm-wide culture sessions where we facilitate discussions to gain insights on our company’s culture enhancement priorities.
Corporate and Employee Philanthropy and Volunteerism
Our corporate giving has been focused on high-impact programs that seek to advance social issues we are committed to, including combating homelessness and advancing the professional development of women and underrepresented groups. In 2020, we also provided support to COVID-19 relief efforts in our New York City community. Annaly and our employees endeavor to meaningfully contribute to the communities where we live, work, and invest through Annaly’s corporate giving, employee volunteerism and our employee charity match program.

Regulatory Requirements
We have elected, organized and operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (the “Code”). So long as we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries (“TRSs”), consists of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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

Corporate Governance
We strive to conduct our business in accordance with the highest ethical standards and in compliance with applicable governmental laws, rules and regulations. Our notable governance practices and policies include:
•We closed our management internalization transaction on June 30, 2020 and transitioned from an externally-managed REIT to an internally-managed REIT.
•Our Board is composed of a majority of independent directors, and our Audit, Management Development and Compensation, and Nominating/Corporate Governance Committees are composed exclusively of independent directors.
•We have separated the roles of Chair of the Board and Chief Executive Officer, and appointed an independent Chair of the Board.
•In December 2018, we amended our bylaws to declassify our Board over a three-year period with all directors standing for annual election by our company’s annual meeting of stockholders in 2021.
•We have adopted an enhanced director refreshment policy, which provides that an independent director may not stand for re-election at the next annual meeting of stockholders taking place at the end of his or her term following the earlier of his or her: (i) 15th anniversary of service on our Board or (ii) 73rd birthday.
•We have adopted a Code of Business Conduct and Ethics, which sets forth the basic principles and guidelines for resolving various legal and ethical questions that may arise in the workplace and in the conduct of our business. This code is applicable to our directors, officers and employees.

•We have adopted Corporate Governance Guidelines which, in conjunction with the charters of our Board committees, provide the framework for the governance of our company.
•We have procedures by which any of our employees, officers or directors may raise concerns confidentially about our company’s conduct, accounting, internal controls or auditing matters with the Chair of the Board, the independent directors, or the Chair of the Audit Committee or through our whistleblower phone hotline or e-mail inbox.
•We have an Insider Trading Policy that prohibits our directors, officers and employees, as well as those of our subsidiaries from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others.  Our Insider Trading Policy prohibits our directors, officers and employees, from (1) holding our stock in a margin account as eligible collateral, or otherwise pledging our stock as collateral for a loan, or (2) engaging in any hedging transactions with respect to our equity securities held by them.
•Our executive officers are subject to a robust clawback policy, which includes triggers for financial restatements and misconduct.
•Our executive officers are subject to stock ownership guidelines and holding restrictions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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
Also posted on our website, and available in print upon request of any stockholder to our Investor Relations Department, are charters for our Audit Committee, Management Development and Compensation Committee, Nominating/Corporate Governance Committee, Risk Committee and Corporate Responsibility Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics. Within the time period required by the SEC, we will post on our website any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any executive officer, director or senior financial officer.
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

INDEX TO ITEM 1A. RISK FACTORS

Page
Summary Risk Factors	12
Risks Related to the Coronavirus Disease 2019 (“COVID-19”)	14
Risks Related to Our Investing, Portfolio Management and Financing Activities	15
Risks Related to Our Credit Assets	28
Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity Ownership of Real Estate Assets	32
Risks Related to Our Residential Credit Business	36
Risks Related to Our Business Structure	40
Risks Related to Our Taxation as a REIT	40
Risks of Ownership of Our Common Stock	47
Regulatory Risks	49

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
Summary Risk Factors

Risks Related to COVID-19
•COVID-19 has affected, and will likely continue to affect, the U.S. economy, the mortgage REIT industry and our business.
•We cannot predict the effect that government policies, laws and plans in response to the COVID-19 pandemic will have on us.
Risks Related to Our Investing, Portfolio Management and Financing Activities
•We may change our policies without stockholder approval.
•Our strategy involves the use of leverage, which increases the risk that we may incur substantial losses.
•Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions.
•We may exceed our target leverage ratios, or we may not be able to achieve our optimal leverage.
•Failure to procure or renew funding on favorable terms, or at all, would adversely affect our results and financial condition.
•Failure to effectively manage our liquidity would adversely affect our results and financial condition.
•Risk management policies and procedures may not adequately identify all risks to our businesses.
•An increase or decrease in prepayment rates may adversely affect our profitability.
•We are subject to reinvestment risk.
•Volatile market conditions for mortgages and mortgage-related assets can result in a significant contraction in liquidity.
•Competition may limit our ability to acquire desirable investments in our target assets and also affect the pricing of these assets.
•Increases in interest payments on our borrowings relative to interest earned on our assets may adversely affect profitability.
•Differences in timing of interest rate adjustments on our interest earning assets and borrowings may adversely affect profitability.
•Changes in the method pursuant to which LIBOR is determined and potential discontinuation of LIBOR may affect our results.
•An increase in interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.
•We may experience declines in market value of our assets resulting in us recording impairments, which may effect on our results.
•The soundness of other financial institutions could adversely affect us.
•Our hedging strategies may be costly or ineffective and our use of derivatives may expose us to counterparty and liquidity risks.
•It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.
•Any incorrect, misleading or incomplete information used in connection with analytical models would subject us to potential risks.
•Accounting rules related to certain of our transactions are highly complex and involve significant judgment and assumptions.
•We are dependent on information systems and third parties; system failures or cybersecurity incidents could disrupt our business.
•Securitizations, including non-recourse securitizations, may expose us to additional risks.
•Counterparties may require us to enter into restrictive covenants relating to our operations that may inhibit our ability to grow.
•We may enter into new lines of business, acquire other companies or engage in other strategic initiatives.
•We are subject to risks and liabilities in connection with sponsoring, investing in and managing new funds and other accounts.
•Investments in MSRs may expose us to additional risks.
•We depend on third-party service providers, including mortgage loan servicers, for a variety of services related to our business.
•Purchases and sales of Agency MBS by Federal Reserve may adversely affect the price and return associated with Agency MBS.
•New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac and the federal government.
Risks Related To Our Credit Assets
•We invest in securities in the credit risk transfer sector that are subject to mortgage credit risk.
•Prolonged economic slowdown or declining real estate values could impair the assets we may own and adversely affect our results.
•Geographic concentration exposes investors to greater risk of default and loss.
•Inadequate property insurance coverage could have an adverse impact on our operating results.
•We may incur losses when a borrower defaults on a loan and the underlying collateral value is less than the amount due.
•Our assets may become non-performing or sub-performing assets, which are subject to increased risks relative to performing loans.
•We may be required to repurchase commercial or residential mortgage loans or indemnify investors.
•Our due diligence of potential assets may not reveal all liabilities and other weaknesses.
•When we foreclose on an asset, we may come to own and operate the property securing the loan.
•Financial covenants could adversely affect our ability to conduct our business.
•Proposals to acquire mortgage loans by eminent domain may adversely affect the value of our assets.
•Our investments in corporate loans and debt securities for middle market companies carry risks.
Risks Related To Commercial Real Estate Debt, Preferred Equity Investments, Net Lease Real Estate Assets and Other Equity
•The real estate assets we acquire are subject to risks particular to real property, which may adversely affect our returns
•Commercial loan assets we originate and/or acquire depend on the ability of property owner to generate net income from operating.
•Commercial and non-Agency mortgage-backed securities we acquire may be subject to losses.
•Borrowers may be unable to repay the Remaining Principal Balance on the Maturity Date.
•The B-Notes that we originate and acquire may be subject to risks related to their privately negotiated structure and terms.
•The mezzanine loan assets and other subordinate debt positions that we originate and acquire involve greater risks of loss.
•We are subject to additional risks associated with loan participations and co-lending arrangements.
•Construction loans involve an increased risk of loss.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
•We may experience losses if the creditworthiness of our tenants deteriorates and they are unable to meet their lease obligations.
•Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
•Our real estate investments are illiquid.
•We may not control the special servicing of the mortgage loans included in the commercial MBS in which we invest.
•Joint venture investments could be adversely affected by our lack of sole decision-making authority.
Risks Related To Our Residential Credit Business
•Our investments in non-Agency MBS or other investment assets of lower credit quality involve credit risk.
•Our investments in non-Agency MBS are collateralized by non-prime loans and may also include subprime mortgage loans.
•Our investments may include subordinated tranches of non-Agency MBS, which are subordinate in payment to senior securities.
•We are subject to counterparty risk and may be unable to seek indemnity or demand repurchase of residential whole loans.
•Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure.
•Challenges to the MERS® System could materially and adversely affect our business, results of operations and financial condition.
•We may be subject to liability for potential violations of truth-in-lending or other similar consumer protection laws and regulations.
•We may not be able to obtain or maintain the governmental licenses required to operate our Residential Credit business.
•Our ability to profitably execute or participate in future securitizations transactions, including, in particular, securitizations of residential mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we are unable to execute or participate in future securitizations, or incur losses in connection therewith, it could have a material adverse impact on our business and financial results.
Risks Related to Our Business Structure
•We may be exposed to risks to which we have not historically been exposed as a result of the Internalization.
•The departure of any of our key personnel could materially and adversely affect us.
Risks Related to Our Taxation as a REIT
•Our failure to maintain our qualification as a REIT would have adverse tax consequences.
•We have certain distribution requirements, which could adversely affect our ability to execute our business plan.
•Distributions to tax-exempt investors may be classified as unrelated business taxable income.
•We may choose to pay dividends in our own stock, which may require stockholders to pay taxes in excess of cash dividends.
•Our inability to deduct certain compensation paid to our executives could require us to increase our distributions to stockholders.
•Limits on ownership of our stock could have adverse consequences to you and limit your opportunity to receive a premium.
•Our TRSs cannot constitute more than 20% of our total assets.
•TRSs are subject to regular corporate tax and REIT gross income tests limit the amount of dividends they can pay to REIT parents.
•Certain circumstances relating to a TRS may subject the REIT to a penalty tax.
•Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
•Complying with REIT requirements may cause us to forgo or liquidate otherwise attractive opportunities.
•Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
•Failure of certain investments to qualify as real estate assets could adversely affect our status as a REIT.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Qualifying as a REIT involves highly technical and complex provisions of the Code.
•The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMOs.
•Some financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.
•The lease of qualified healthcare properties to a TRS is subject to special requirements.
•Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
•Dividends payable by REITs generally receive different tax treatment than dividend income from regular corporations.
•New legislation or administrative or judicial action could make it more difficult or impossible for us to remain qualified as a REIT.
Risks of Ownership of Our Common Stock
•The market price and trading volume of our common stock may be volatile and negatively impacted by broad market fluctuations.
•Our charter does not permit ownership of over 9.8% of our common or preferred stock without prior approval from our Board.
•Provisions contained in Maryland law that are reflected in our charter and bylaws may have anti-takeover effects.
•We have not established a minimum dividend payment level and cannot assure stockholders of our ability to pay dividends.
•Our reported GAAP financial results differ from the taxable income results that impact our dividend distribution requirements.
Regulatory Risks
•Loss of Investment Company Act exemption from registration would adversely affect us.
•Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may affect us.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Risks Related to COVID-19
COVID-19 has adversely affected, and will likely continue to adversely affect, the U.S. economy, the mortgage REIT industry and our business.
General
COVID-19 is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. COVID-19 and the related social distancing measures have had a broad negative impact on the U.S. and global economies as many businesses, particularly smaller ones within the service-sector, have been forced to close, furlough and/or lay off employees. As a result, U.S. unemployment claims have dramatically risen at unprecedented rates. Other economic activity, including retail sales and industrial production, have slowed as well. The pace, timing and strength of any recovery are still unknown and difficult to predict.
The U.S. federal government, as well as many state and local governments, have adopted a number of emergency measures and recommendations in response to the COVID-19 pandemic, including imposing travel bans, “shelter in place” restrictions, curfews, cancelling events, banning large gatherings, closing non-essential businesses, and generally promoting social distancing (including in the workplace, which has resulted in a significant increase in employees working remotely). Across the country, moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 outbreak and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. A number of states have enacted laws which impose significant limits on the default remedies of lenders secured by real property. While some states have begun a phased relaxation of certain of these measures, substantial restrictions on economic activity remain in place. Although it cannot be predicted, additional policy action at the federal, state and local level is possible in the near future. The COVID-19 pandemic (and any future COVID-19 outbreaks) and resulting emergency measures has led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the United States and the economies of other nations. Concern about the potential effects of the COVID-19 pandemic and the effectiveness of measures being put in place by governmental bodies and reserve banks at various levels as well as by private enterprises to contain or mitigate its spread has adversely affected economic conditions and capital markets globally, and has led to significant volatility in global financial markets. There can be no assurance that the containment measures or other measures implemented from time to time will be successful in limiting the spread of the virus and what effect those measures will have on the economy. While non-essential economic activity is to some extent returning in certain jurisdictions, the timing of such return remains uncertain, and may vary substantially depending on the location and the type of activity. The disruption and volatility in the credit markets and the reduction of economic activity in severely affected sectors may continue for an extended period or indefinitely, and may worsen the recession in the United States and/or globally.
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
Economic Conditions
The conditions related to COVID-19 discussed above have also adversely affected our business and we expect these conditions to continue during 2021. The significant decrease in economic activity and/or resulting decline in the housing market could have an adverse effect on the value of our investments in mortgage real estate-related assets, particularly residential real estate assets. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our results of operations. Further, in light of COVID-19’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage real estate related-assets. In addition to residential mortgage-related assets, the adverse economic conditions could negatively impact tenants on our commercial property assets and/or businesses in which we lend to in connection with our middle market lending activities, resulting in potential delinquencies, defaults or declines in asset values. To the extent current

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
conditions persist or worsen, we expect there to be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business.
Financing Conditions
We may also experience more difficulty in our financing operations. COVID-19 has caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), especially the ability to utilize repurchase financing and the margin requirements related to such financing. The less liquid markets that make up a significant portion of our credit portfolio, including residential securities and whole loans, commercial real estate securities and loans and middle market lending, experienced significant disruption over this crisis period, marked by a sharp retraction in volumes and a lack of access to credit for borrowers. If conditions related to COVID-19 persist, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K for the year ended December 31, 2020, such as our risks related to our use of leverage, management of our liquidity, exposure to counterparties, our ability to pay dividends in the future and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other events that could have a security impact as a result of our remote working environment or otherwise.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.
The extent of the COVID-19-related disruptions and the duration of the pandemic as well as the long-term impacts of the social, economic, and financial disruptions caused by the COVID-19 pandemic are unknown at this time and may be severe. Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the likelihood of such measures calming the volatility in the financial markets or addressing a long-term national or global economic downturn cannot be predicted and we cannot assure you that these programs will be effective or sufficient at addressing the adverse impacts of the pandemic or otherwise have a positive impact on our business.

Risks Related to Our Investing, Portfolio Management and Financing Activities
We may change our policies without stockholder approval.
Our Board has established very broad investment guidelines that may be amended from time to time. Our Board and management determine all of our significant policies, including our investment, financing, capital and asset allocation and distribution policies. They may amend or revise these policies at any time without a vote of our stockholders, or otherwise initiate a change in asset allocation. For example, in the first quarter of 2020, we proactively reduced the size of our Agency MBS portfolio in order to manage our leverage profile in response to COVID-19. Policy changes could adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Our strategy involves the use of leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the conditions created by the COVID-19 pandemic.
Because of our leverage, we may incur substantial losses if our borrowing costs increase, and we may be unable to execute our investment strategy if leverage is unavailable or is unavailable on attractive terms. The reasons our borrowing costs may increase or our ability to borrow may decline include, but are not limited to, the following:
•short-term interest rates increase;
•the market value of our investments available to collateralize borrowings decreases;
•the “haircut” applied to our assets under the repurchase agreements or other secured financing arrangements increases;
•interest rate volatility increases;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•forced sales, particularly under adverse market conditions, such as those which occured as a result of the COVID-19 pandemic;
•there is a disruption in the repo market generally or the infrastructure that supports it; or
•the availability of financing in the market decreases.

Our leverage may cause margin calls and defaults and force us to sell assets under adverse market conditions.
Because of our leverage, a decline in the value of our interest earning assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. Margin calls are most likely in market conditions in which the unencumbered assets that we would use to meet the margin calls have also decreased in value. The risks associated with margin calls are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the conditions created by the COVID-19 pandemic. We experienced margin calls much higher than historical norms during the onset of COVID-19.
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
We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage for any of the following reasons:
•we determine that the leverage would expose us to excessive risk;
•our lenders do not make funding available to us at acceptable rates; or
•our lenders require that we provide additional collateral to cover our borrowings.

Failure to procure or renew funding on favorable terms, or at all, would adversely affect our results and financial condition.
One or more of our lenders could be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce our liquidity. Furthermore, if any of our potential lenders or existing lenders is unwilling or unable to provide us with financing or if we are not able to renew or replace maturing borrowings, we could be forced to sell our assets at an inopportune time when prices are depressed. Our business, results of operations and financial condition may be materially adversely affected by disruptions in the financial markets, including disruptions associated with the conditions created by the COVID-19 pandemic. We cannot assure you that, under such extreme conditions, these markets will remain an efficient source of financing for our assets. If our strategy is not viable, we will have to find alternative forms of financing for our assets, which may not be available. Further, as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (subject to certain adjustments) to our stockholders and are, therefore, not able to retain significant amounts of our earnings for new investments. We cannot assure you that any, or sufficient, funding or capital will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

market price of our common stock and our ability to make distributions to our stockholders. Moreover, our ability to grow will be dependent on our ability to procure additional funding. To the extent we are not able to raise additional funds through the issuance of additional equity or borrowings, our growth will be constrained.

Failure to effectively manage our liquidity would adversely affect our results and financial condition.
Our ability to meet cash needs depends on many factors, several of which are beyond our control. Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations. Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, margin calls, additional capital requirements applicable to our lenders, a disruption in the financial markets (especially in light of the disruption caused by the COVID-19 pandemic) or declining confidence in our reputation or in financial markets in general. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

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

We are subject to reinvestment risk.
We also are subject to reinvestment risk as a result of changes in interest rates. Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage-related assets. Declines in interest rates are generally accompanied by increased prepayments of mortgage loans, which in turn results in a prepayment of the related mortgage-backed securities. An increase in prepayments could result in the reinvestment of the proceeds we receive from such prepayments into lower yielding assets. Conversely, increases in interest rates are generally accompanied by decreased prepayments of mortgage loans, which could reduce our capital available to reinvest into higher-yielding assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, COVID-19 or other pandemic diseases, geopolitical issues including events such as the United Kingdom’s recent exit from the European Union (commonly referred to as “Brexit”), trade wars, unemployment, the availability and cost of financing, the mortgage market, the repurchase agreement market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Increased market uncertainty and instability in light of the COVID-19 pandemic in both U.S. and international capital and credit markets, combined with declines in business and consumer confidence and increased unemployment, have also contributed to volatility in domestic and international markets.
For example, as a result of the financial crises beginning in the summer of 2007 and through the subsequent credit and housing crisis, many traditional mortgage investors suffered severe losses in their residential mortgage portfolios and several major market participants failed or were impaired, resulting in a significant contraction in market liquidity for mortgage-related assets. This illiquidity negatively affected both the terms and availability of financing for all mortgage-related assets. Additionally, the recession resulting from the COVID-19 pandemic could be more protracted than the recession caused by the financial crisis, which could result in a significant rise in delinquencies and defaults on mortgage-related assets and further negatively impact market liquidity for mortgage-related assets.
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
We rely primarily on short-term borrowings to acquire interest earning assets with long-term maturities. Some of the interest earning assets we acquire are adjustable-rate interest earning assets. This means that their interest rates may vary over time based upon changes in an objective index, such as:
•LIBOR.  The rate banks charge each other for short-term Eurodollar loans.
•Treasury Rate.  A monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.
•Secured Overnight Financing Rate. A measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, as published by the Federal Reserve Bank of New York.

These indices generally reflect short-term interest rates. The interest rates on our borrowings similarly reflect short-term interest rates. Nevertheless, the interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate interest earning assets, which are also typically subject to periodic and lifetime interest rate caps. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate interest earning assets.

Changes in the method pursuant to which LIBOR is determined and potential discontinuation of LIBOR may affect our results.
LIBOR and other indices which are deemed “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere conducted criminal and civil investigations into whether the banks that contributed information to the British Bankers’ Association (“BBA”) in connection with the daily calculation of various LIBOR rates (“LIBOR rates”) may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR rates. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR rates. LIBOR rates are calculated by reference to a market for interbank lending that continues to shrink, as it is based on increasingly fewer actual transactions. This increases the subjectivity of the calculation process and increases the risk of manipulation. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator), are expected to result in changes to the manner in which LIBOR rates are determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
It is not possible to predict the effect of these changes, other reforms, or the establishment of alternative reference rates in the United Kingdom or elsewhere. Furthermore, in the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018.
It is likely that U.S. Dollar LIBOR (“USD-LIBOR”) will be replaced by SOFR published by the Federal Reserve Bank of New York. The manner and timing of this shift is not known with certainty. It is possible, but unlikely, that USD-LIBOR will be used in new instruments created after 2021. Global regulators expect that the most-used tenors of USD-LIBOR will continue to be published through June 2023, but are encouraging regulated institutions to make the shift earlier. For each existing LIBOR-based instrument, the manner and timing of the switch depends on the terms of the relevant contract and the specifics of future events. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. Any of these alternative methods may result in interest rates that are higher than if LIBOR were available in its current form, which could have a material adverse effect on results.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

However, a large majority of new issuance of floating-rate instruments, including some transactions in which we are issuer or sponsor, still reference USD-LIBOR.
Regulators and other members of the ARRC have also indicated that all instruments that reference USD-LIBOR should include robust fallbacks. The ARRC has published fallbacks for several asset types, and the International Swaps and Derivatives Association (“ISDA”) has prepared documentation to implement fallbacks for derivatives.
Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a spread. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives. The spread calculation methodology for non-derivatives is currently not known. The spread calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread will be fair and accurate.
The fallbacks recommended by the ARRC are different for various non-derivative instruments, and not all USD-LIBOR-based instruments will incorporate the recommended fallbacks. This could result in unexpected differences between our USD-LIBOR-based assets and our USD-LIBOR-based interest rate hedges.
Many existing USD-LIBOR-based instruments either do not contemplate the discontinuation of LIBOR, provide a fallback that in practice will make the instrument fixed-rate, or provide a fallback that one party may believe is contrary to the contractual intent. We have adhered to the ISDA 2020 IBOR Fallbacks Protocol, but may incur costs amending instruments not covered by that Protocol or by clearinghouse rulebooks to implement fallbacks recommended by the ARRC. We may decide not to amend, in which case we may bear the cost and risk of litigation. Some instruments, particularly consumer-facing adjustable-rate mortgages, are impractical to amend. With respect to those instruments, we may bear the cost and risk of litigation. Our lenders may be less willing to extend credit secured by assets that do not include robust fallbacks.
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
Financial services institutions are interrelated as a result of trading, clearing, counterparty, borrower, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other financial institutions. Many of these transactions expose us to credit or counterparty risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers. Such credit risk could be heightened in respect of our European counterparties due to continuing uncertainty in the global finance market, including Brexit. There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

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
Some derivatives transactions, such as swaptions, are not currently required to be cleared through a DCO. Therefore, we bear the credit risk of the dealer with which we executed the swaption. TBA contracts and swaps on CMBX indexes are also not cleared, and we bear the credit risk of the dealer.
Derivative transactions are subject to margin requirements. The relevant contract or clearinghouse rules dictate the method of determining the required amount of margin, the types of collateral accepted and the timing required to meet margin calls.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Some of the analytical models used by us, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by us may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods. Additionally, such models may be more prone to inaccuracies in light of the unprecedented conditions created by the COVID-19 pandemic. In particular, the economic, financial and related impacts of COVID-19 is and will be very difficult to model (including as related to the housing and mortgage markets), as the catalyst for these conditions (i.e., a global pandemic) is an event that is unparalleled in modern history and therefore is subject to wide variables, assumptions and inputs. Therefore, historical data used in analytical models may be less reliable in predicting future conditions. Further, the conditions created by COVID-19 have increased volatility across asset classes. Extreme volatility in any asset class, including real estate and mortgage-related assets, increases the likelihood of analytical models being inaccurate as market participants attempt to value assets that have frequent, significant swings in pricing.
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
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. Certain third parties provide information needed for our financial statements that we cannot obtain or verify from other sources. If one of those third parties experiences a system failure or cybersecurity incident, we may not have access to that information or may not have confidence in its accuracy. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving. New business initiatives have increased, and may continue to increase, the extent to which we are subject to such U.S. and international information privacy and security regulations. In addition, due to the transition to remote working environments as a result of the COVID-19 pandemic, there is an elevated risk of such events occurring.
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
In a securitization structure, we convey a pool of assets to a special purpose vehicle, the issuing entity, and in turn the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in certain subordinate interests of the issuing entity. The securitization of all or a portion of our commercial or residential loan portfolio might magnify our exposure to losses because any subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot assure you that we will be able to access the securitization market or be able to do so at favorable rates (particularly in light of the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

unpredictable impact of the COVID-19 pandemic on the securitization markets). The inability to securitize our portfolio could adversely affect our performance and our ability to grow our business.

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
We may pursue growth through acquisitions of other companies or other strategic initiatives.  To the extent we pursue strategic investments or acquisitions, undertake other strategic initiatives or consider new lines of business, we will face numerous risks and uncertainties, including risks associated with:
•the availability of suitable opportunities;
•the level of competition from other companies that may have greater financial resources;
•our ability to assess the value, strengths, weaknesses, liabilities and potential profitability of potential acquisition opportunities accurately and negotiate acceptable terms for those opportunities;
•the required investment of capital and other resources;
•the lack of availability of financing and, if available, the terms of any financings;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk;
•the diversion of management’s attention from our core businesses;
•the potential loss of key personnel of an acquired business;
•assumption of liabilities in any acquired business;
•the disruption of our ongoing businesses;
•the increasing demands on or issues related to the combining or integrating operational and management systems and controls;
•compliance with additional regulatory requirements;
•costs associated with integrating and overseeing the operations of the new businesses;
•failure to realize the full benefits of an acquisition, including expected synergies, cost savings, or sales or growth opportunities, within the anticipated timeframe or at all; and
•post-acquisition deterioration in an acquired business that could result in lower or negative earnings contribution and/or goodwill impairment charges.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. The decision to increase or decrease investments within a line of business may lead to additional risks and uncertainties. In addition, if a new or acquired business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

We are subject to risks and liabilities in connection with sponsoring, investing in and managing new funds and other investment accounts, including potential regulatory risks.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We have, and may in the future, sponsor, manage and serve as general partner and/or manager of new funds or investment accounts, including collateralized loan obligations (“CLO”). Such sponsorship and management of, and investment in, such funds and accounts may involve risks not otherwise present with a direct investment in such funds, and accounts’ target investments, including, for example:
•the possibility that investors in the funds/accounts might become bankrupt or otherwise be unable to meet their capital commitment obligations;
•that operating and/or management agreements of a fund/account may restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;
•that our relationships with the investors will be generally contractual in nature and may be terminated or dissolved under the terms of the agreements, or we may be removed as general partner and/or manager (with or without cause), and in such event, we may not continue to manage or invest in the applicable fund/account;
•that disputes between us and the investors may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by the applicable fund/account to additional risk; and
•that we may incur liability for obligations of a fund/account by reason of being its general partner or manager.

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
We invest in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. We expect to increase our exposure to MSR-related investments in 2021. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not directly own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, including the following:
•Investments in MSRs are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get required approval to sell MSRs in the future should we desire to do so.
•Our rights to the excess servicing spread are subordinate to the interests of Fannie Mae, Freddie Mac and Ginnie Mae, and are subject to extinguishment. Fannie Mae and Freddie Mac each require approval of the sale of excess servicing spreads pertaining to their respective MSRs. We have entered into acknowledgment agreements or subordination of interest agreements with them, which acknowledge our subordinated rights.
•Changes in minimum servicing compensation for agency loans could occur at any time and could negatively impact the value of the income derived from MSRs.
•The value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

If we are not able to successfully manage these and other risks related to investing in MSRs, it may adversely affect the value of our MSR-related assets.

We depend on third-party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business. We are, therefore, subject to the risks associated with third-party service providers.
We depend on a variety of services provided by third-party service providers related to our investments in MSRs as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our MSRs to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
For example, any legislation or regulation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our MSRs. Mortgage servicers may be required or otherwise incentivized by the Federal or state governments to pursue actions designed to assist mortgagors, such as loan modifications, forbearance plans and other actions intended to prevent foreclosure even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our MSRs. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.

Purchases and sales of Agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with Agency mortgage-backed securities.
The Federal Reserve owns approximately $2.0 trillion of Agency mortgage-backed securities as of December 31, 2020. In response to the market conditions created by the COVID-19 pandemic, the Federal Reserve has taken a number of proactive measures, including cutting its target benchmark interest rate to 0%-0.25%, instituting a quantitative easing program, including the purchase of an unconstrained amount of Agency residential mortgage-backed securities, and putting in place a commercial paper funding facility and term and overnight repurchase agreement financing facilities, all to bolster liquidity and to promote price stability and the smooth functioning of the mortgage-backed securities market. Certain actions taken by the U.S., including the Federal Reserve, in response to the COVID-19 pandemic may have a negative a impact on our results. For example, decreases in short-term interest rates, such as those announced by the Federal Reserve during the first quarter of 2020, may have a negative impact on our results. The Federal Reserve significantly further lowered interest rates in response to COVID-19 pandemic concerns. These market interest rate declines may negatively affect our results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
The recent U.S. elections may result in changes in federal policy with significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac).

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
Our non-Agency mortgage-backed securities, mortgage loans, and mortgage loans for which we own the servicing rights, along with our commercial real estate debt, preferred equity, and real estate assets may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values. Investors should consider the impact that the current recession resulting from the COVID-19 pandemic will have on the mortgage market and ability of mortgagors to make timely payments on their mortgage loans. Furthermore, the economic impact of the COVID-19 pandemic may result in a decline in real estate values (particularly in certain geographic areas).
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
Repayments by borrowers and the market value of the related assets could be affected by economic conditions generally or specific to geographic areas or regions of the United States, and concentrations of mortgaged commercial and residential properties in particular geographic areas may increase the risk that adverse economic or other developments (including events of conditions related to the COVID-19 pandemic) or natural or man-made disasters affecting a particular region of the country could increase the frequency and severity of losses on mortgage loans or other real estate debt secured by those properties.  From time to time, regions of the United States experience significant real estate downturns when others do not.  Regional economic declines or conditions in regional real estate markets could adversely affect the income from, and market value of, the mortgaged properties.  In addition, local or regional economies may be adversely affected to a greater degree than other areas of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

the country by developments affecting industries concentrated in such area.  A decline in the general economic condition in the region in which mortgaged properties securing the related mortgage loans are located would result in a decrease in consumer demand in the region, and the income from and market value of the mortgaged properties may be adversely affected.
Other regional factors – e.g., rising sea levels, earthquakes, floods, forest fires, hurricanes or changes in governmental rules (including rules related to the COVID-19 pandemic) or fiscal policies – also may adversely affect the mortgaged properties.  Assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and collateral properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

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
If a borrower defaults on a non-recourse loan, we will only have recourse to the real estate-related assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we may suffer a loss. Conversely, some of our loans may be unsecured or are secured only by equity interests in the borrowing entities. These loans are subject to the risk that other lenders in the capital stack may be directly secured by the real estate assets of the borrower or may otherwise have a superior right to repayment. Upon a default, those collateralized senior lenders would have priority over us with respect to the proceeds of a sale of the underlying real estate. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the borrower before a default, and, as a result, the value of the collateral may be reduced by acts or omissions by owners or managers of the assets. In addition, the value of the underlying real estate may be adversely affected by some or all of the risks referenced below with respect to our owned real estate.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
It is anticipated that as a result of financial difficulties due to the COVID-19 pandemic, borrowers will continue to request forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. It is anticipated that other forbearance programs, foreclosure moratoriums or other programs or mandates will be imposed or extended, including those that will impact mortgage related assets. Moratoriums on foreclosures may significantly impair the servicer’s abilities or our ability to pursue loss mitigation strategies in a timely and effective manner.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We own assets secured by real estate and own real estate directly through direct purchases or realization or upon a default of mortgage loans. Real estate assets are subject to various risks, including:
•acts of God, including earthquakes, hurricanes, floods and other natural disasters, which may result in uninsured losses;
•acts of war or terrorism, including the consequences of terrorist attacks;
•adverse changes in national and local economic and market conditions;
•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•the potential for uninsured or under-insured property losses; and
•environmental conditions of the real estate.

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
Commercial loans are secured by real property and are subject to risks of delinquency and foreclosure, and risks of loss that may be greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. In light of the COVID-19 pandemic and related stay-at-home orders, certain businesses may not be able to open or to open at full capacity to customers, which may have an effect on their ability to generate income. If the income of the property is reduced, the borrower’s ability to repay the loan may be impaired. The income of an income-producing property can be adversely affected by, among other things,
•changes in national, regional or local economic conditions or specific industry segments, including the credit and securitization markets;
•declines in regional or local real estate values;
•declines in regional or local rental or occupancy rates;
•increases in interest rates, real estate tax rates and other operating expenses;
•tenant mix;
•success of tenant businesses and the tenant’s ability to meet their lease obligations;
•property management decisions;
•property location, condition and design;
•competition from comparable types of properties;
•government orders regulating the operation of a tenant’s business;
•changes in laws that increase operating expenses or limit rents that may be charged;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•eviction moratoriums;
•costs of remediation, and liabilities associated with environmental conditions;
•the potential for uninsured or underinsured property losses;
•changes in governmental laws and regulations, including fiscal policies, zoning ordinances and environmental legislation and the related costs of compliance;
•acts of God, terrorist attacks, pandemics, social unrest and civil disturbances;
•litigation and condemnation proceedings regarding the properties; and
•bankruptcy proceedings.

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
A borrower’s ability to repay a mortgage loan on its stated maturity date typically will depend upon its ability either to refinance the mortgage loan or to sell the mortgaged property at a price sufficient to permit repayment.  A borrower’s ability to achieve either of these goals will be affected by a number of factors, including:
•the availability of, and competition for, credit for commercial real estate projects, which fluctuate over time;
•the prevailing interest rates;
•the net operating income generated by the related mortgaged properties;
•the fair market value of the related mortgaged properties;
•the borrower’s equity in the related mortgaged properties;
•significant tenant rollover at the related mortgaged properties;
•the borrower’s financial condition;
•the operating history and occupancy level of the related mortgaged properties;

•reductions in applicable government assistance/rent subsidy programs;
•changes in zoning or tax laws;
•changes in competition in the relevant location;
•changes in rental rates in the relevant location;
•changes in government regulation and fiscal policy;
•the state of fixed income and mortgage markets;
•the availability of credit for multi-family and commercial properties;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•prevailing general and regional economic conditions; and
•the availability of funds in the credit markets which fluctuates over time.

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
We originate and acquire mezzanine loans, which take the form of subordinated loans secured by a pledge of the ownership interests by an entity that directly or indirectly owns the property-owning entity. We also make commercial real estate preferred equity investments, which, unlike mezzanine loans, generally are not secured by a pledge of equity interests and may be less liquid investments. Although as a holder of preferred equity we may protect our position with covenants that limit the activities of the entity in which we hold an interest and protect our equity by obtaining a contractual right to control the underlying property or force a sale after an event of default, should such a default occur, we would only be able to proceed against the entity in which we hold an interest, and not the real property owned by such entity and ultimately underlying the investment. These types of subordinate debt assets involve a higher degree of risk than senior mortgage lending secured by income-producing real property, because the loan may become unsecured or unrecoverable as a result of foreclosure by the senior lender on its mortgage or the exercise of remedies by a lender holding a mezzanine loan that is senior to our subordinate debt. In the event of a bankruptcy of the entity providing the pledge of ownership interests as security for a mezzanine loan, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan, preferred equity investment, or debt senior to our loan, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans and preferred equity investments may have higher loan-to-value ratios than conventional mortgage loans, resulting in the borrower having less equity in the property and increasing the risk of loss of principal. Further, any subordinate debt investment may give rise to sudden liquidity needs in order for us to protect our position. Significant losses related to our mezzanine loans and/or preferred equity positions would result in operating losses for us and may limit our ability to make distributions to our stockholders.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
With respect to a deterioration affecting an operating tenant of one or more of our healthcare properties, there can be no assurance that we would be able to identify suitable replacement tenants or enter into leases with new tenants on terms as favorable to us as the current leases or that we would be able to lease those properties at all. Our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. If we are not successful in identifying suitable replacements on a timely basis we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could adversely affect our business, results of operations and financial condition.
The risks associated with properties leased to tenants are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that a tenant’s creditworthiness may deteriorate, which in turn may adversely affect us.
In any of the foregoing circumstances, our financial performance could be materially adversely affected.

Lease expirations, lease defaults and lease terminations may adversely affect our revenue.
Lease expirations and lease terminations may result in reduced revenues if the lease payments received from replacement tenants are less than the lease payments received from the expiring or terminating tenants. In addition, lease defaults or lease terminations by one or more significant tenants or the failure of tenants under expiring leases to elect to renew their leases, could cause us to experience long periods of vacancy with no revenue from a facility and to incur substantial capital

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

expenditures and/or lease concessions to obtain replacement tenants. The risk of lease expirations and lease terminations is more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values.

Our real estate investments are illiquid.
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

Risks Related To Our Residential Credit Business
Our investments in non-Agency mortgage-backed securities (including re-performing loans (“RPL”) / non-performing loans (“NPL”) which we have acquired in recent periods) or other investment assets of lower credit quality, including our investments in MSRs or seasoned re-performing and non-performing residential whole loans, involve credit risk, which could materially adversely affect our results of operations.
Our current investment strategy includes seeking growth in our residential credit business. The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency mortgage-backed securities, residential whole loans, MSRs and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities, MSRs or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments, MSRs and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Any failure by servicers to service these mortgages and related real estate owned (“REO”) properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing of the loans we purchase together with the related MSRs (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.
When a residential whole loan we own is foreclosed upon, title to the underlying property would be taken by one of our subsidiaries. The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then liquidating the property through

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

sale, may materially increase any related loss. Finally, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition or a previously unknown environmental liability may be discovered that would require expensive and time-consuming remediation.
The COVID-19 pandemic and the resulting economic disruption it has caused may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments as a result of the COVID-19 pandemic. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

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
Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the Consumer Financial Protection Bureau’s “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (“HOEPA”) which was expanded under the Dodd Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with federal consumer protection laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations included the sum of all finance charges and fees paid by the consumer, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. On December 10, 2020, the Consumer Financial Protection Bureau adopted a set of “bright-line” loan pricing thresholds to replace the previous qualified mortgage 43% debt-to-income threshold calculated in accordance with “Appendix

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Q”. The Consumer Financial Protection Bureau also created a new category of a qualified mortgage, referred to as a “Seasoned QM”, which consists of first-lien, fixed rate loans that met certain performance requirements over a seasoning period of at least 36 months, are held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. At this time, however, there can be no assurance what impact the final rules will have on the mortgage market and the “ability-to-repay” rules. Furthermore, the temporary qualified mortgage provision applicable to certain mortgage loans eligible for purchase or guarantee by the GSEs under the ability-to-repay, commonly referred to as the “GSE patch,” is scheduled to expire on the earlier of (i) the mandatory compliance date of the final rule amending the general qualified mortgage definition described above (which is July 1, 2021) or (ii) the date that the GSEs exit conservatorship. We cannot predict the impact of its expiration on the mortgage market.

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
Our ability to profitably execute or participate in future securitizations transactions, including, in particular, securitizations of residential mortgage loans, is dependent on numerous factors and if we are not able to achieve our desired level of profitability or if we are unable to execute or participate in future securitizations, or incur losses in connection therewith, it could have a material adverse impact on our business and financial results.
There are a number of factors that can have a significant impact on whether we are able to execute or participate in a securitization transaction, and whether such a transaction is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring mortgage loans and the relative desirability to originators of retaining mortgage loans as investments or selling them to third parties such as us. As such, we can provide no assurance that we will be able to identify and make investments in residential mortgage loans at attractive levels and pricing, which could adversely affect our ability to execute future securitizations in this space. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term warehouse financing facilities that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing. After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, changes in the projected yields required by investors to invest in securitization transactions and changes in the mark-to-market value of the loan. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, the geographic distribution of the loans to be securitized, and the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.
The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Risks Related to Our Business Structure
On June 30, 2020, we closed our Internalization. Pursuant to the Internalization Agreement, we acquired the equity interests of our Former Manager and its affiliates, which were owned by certain of our executive officers, for a nominal cash purchase price ($1.00), and transitioned from an externally-managed REIT to an internally-managed REIT.

We may be exposed to risks to which we have not historically been exposed as a result of the Internalization.
The Internalization which closed on June 30, 2020, may expose us to risks to which we have not historically been exposed. Pursuant to the Internalization Agreement, we acquired our Former Manager, including any potential future liabilities our Former Manager may have, which may be unforeseen. As a result of the Internalization, we now employ all the personnel who provide services to the Company, the majority of whom were previously employed by our Former Manager. Following the closing of the Internalization, we assumed responsibility for all employee compensation costs. In addition, we are now subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of employee benefit plans.

The departure of any of our key personnel could materially and adversely affect us.
Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our key personnel. Our executive officers have extensive experience and strong reputations in the sectors in which we operate and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training our key personnel, and arranging necessary financing. The departure of any of our executive officers, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities, and weaken our relationships with lenders, business partners and industry personnel, which could materially and adversely affect us.

Risks Related to Our Taxation as a REIT
Our failure to maintain our qualification as a REIT would have adverse tax consequences.
We believe that since 1997 we have qualified for taxation as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Code.  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to maintain our qualification as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws. Additionally, our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to precise determination, and for which we will not obtain independent appraisals. The proper classification of an instrument as debt or equity for U.S. federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult or impossible for us to remain qualified as a REIT.
We also indirectly own interests in entities that have elected to be taxed as REITs under the U.S. federal income tax laws, or “Subsidiary REITs.” Subsidiary REITs are subject to the various REIT qualification requirements that are applicable to us. If any Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state, and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to maintain our qualification as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REITs have qualified as REITs under the Code, we have joined each Subsidiary REIT in filing “protective” TRS elections under Section 856(l) of the Code. We cannot assure you that such “protective” TRS elections would

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

be effective to avoid adverse consequences to us. Moreover, even if the “protective” elections were to be effective, the Subsidiary REITs would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. If we fail to maintain our qualification as a REIT, we would be subject to U.S. federal income tax at regular corporate rates.  Also, unless the IRS were to grant us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to maintain our qualification as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
A REIT that fails the quarterly asset tests for one or more quarters will not lose its REIT status as a result of such failure if either (i) the failure is regarded as a de minimis failure under standards set out in the Code, or (ii) the failure is greater than a de minimis failure but is attributable to reasonable cause and not willful neglect.  In the case of a greater than de minimis failure, however, the REIT must pay a tax and must remedy the failure within six months of the close of the quarter in which the failure was identified.  In addition, the Code provides relief for failures of other tests imposed as a condition of REIT qualification, as long as the failures are attributable to reasonable cause and not willful neglect. A REIT would be required to pay a penalty of $50,000, however, in the case of each failure.

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
To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase Agency or non-Agency securities at a discount, we generally are required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity, and in some cases, potentially recognize the discount in taxable income once such amounts are reflected in our financial statements. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute our own stock, see below, or (iv) distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excise tax in a particular year. Also, we or our subsidiaries may hold debt investments that could require subsequent modifications. If an amendment to an outstanding debt is a “significant modification” for U.S. federal income tax purposes, the modified debt may be deemed to have been reissued in a debt-for-debt taxable exchange with the borrower. This deemed reissuance could result in a portion of the modified debt not qualifying as a good REIT asset if the underlying security has declined in value, and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt. These scenarios could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock.
Conversely, from time to time, we may generate taxable income less than our income for financial reporting purposes due to GAAP and tax accounting differences or, as mentioned above, the timing between the recognition of taxable income and the actual receipt of cash.  In such circumstances we may make distributions according to our business plan that are within our wherewithal from an economic or cash management perspective, but that are labeled as return of capital for tax reporting purposes, as they are in excess of taxable income in that period.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of our stock are anticipated to constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if shares of our stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
•part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the stock;
•part or all of the income or gain recognized with respect to our stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under the Code may be treated as unrelated business taxable income;
•to the extent that we (or a part of us, or a disregarded subsidiary of ours) are a “taxable mortgage pool,” or if we hold residual interests in a real estate mortgage investment conduit or a CLO;
•a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

We may in the future choose to pay dividends in our own stock, in which case the stockholders may be required to pay income taxes in excess of the cash dividends they receive.
We may in the future distribute taxable dividends that are payable in cash or shares of our stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect to all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Our inability to deduct for tax purposes certain compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes to maintain our REIT status.
Our inability to deduct for tax purposes certain compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes to maintain our REIT status. Section 162(m) of the Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s “covered employees,” which, under current law, includes a corporation’s chief executive officer, chief financial officer and the three other most highly compensated executive officers. In addition, under the Tax Cuts and Jobs Act of 2017 (“TCJA”), once an individual becomes a covered employee after December 31, 2016, that individual will remain a covered employee for all future years including after termination or death. If we were to pay compensation to “covered employees” in excess of the Section 162(m) deductibility limit, then our taxable income would be greater than it otherwise would have been had the compensation been fully deductible, and, as a result, we would be required to distribute a larger amount of dividends to our stockholders to maintain our REIT status and/or to avoid U.S. federal and state income tax, which could adversely affect our financial condition.

Limits on ownership of our stock could have adverse consequences to you and could limit your opportunity to receive a premium on our stock.
To maintain our qualification as a REIT for U.S. federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). Primarily to facilitate maintenance of our qualification as a REIT for U.S. federal income tax purposes, our charter prohibits ownership, directly or by the attribution provisions of the federal tax laws, by any person of more than 9.8% of the lesser of the number or value of the issued and outstanding shares of any class of our capital stock. Our Board, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” if it is satisfied that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for U.S. federal income tax purposes.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our stock in connection with a change in control.

A REIT cannot invest more than 20% of its total assets in the stock or securities of one or more TRSs; therefore, our TRSs cannot constitute more than 20% of our total assets.
A TRS is a corporation, other than a REIT or a qualified REIT subsidiary, in which a REIT owns stock and with which the REIT jointly elects TRS status.  The term also includes a corporate subsidiary in which the TRS owns more than a 35% interest.
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
A TRS must pay income tax at regular corporate rates on any income that it earns.  In certain circumstances, the ability of our TRSs to deduct interest expenses for U.S. federal income tax may be limited. Such income, however, is not required to be distributed. Our TRSs will pay corporate income tax on their taxable income, and their after-tax net income will be available for distribution to us.
Moreover, the annual gross income tests that must be satisfied to maintain our REIT qualification may limit the amount of dividends that we can receive from our TRSs.  Generally, not more than 25% of our gross income can be derived from non-real estate related sources, such as dividends from a TRS.  If, for any taxable year, the dividends we receive from our TRSs, when added to our other items of non-real estate related income, were to represent more than 25% of our total gross income for the year, we could be denied REIT status, unless we were able to demonstrate, among other things, that our failure of the gross income test was due to reasonable cause and not willful neglect.
The limitations imposed by the REIT gross income tests may impede our ability to distribute assets from our TRSs to us in the form of dividends.  Certain asset transfers may, therefore, have to be structured as purchase and sale transactions upon which our TRSs recognize a taxable gain.

If interest accrues on indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, or if transactions between a REIT and a TRS are entered into on other than arm’s-length terms, then the REIT may be subject to a penalty tax.
If interest accrues on an indebtedness owed by a TRS to its parent REIT at a rate in excess of a commercially reasonable rate, then the REIT would be subject to tax at a rate of 100% on the excess of (i) interest payments made by a TRS to its parent REIT over (ii) the amount of interest that would have been payable had interest accrued on the indebtedness at a commercially reasonable rate.  A tax at a rate of 100% is also imposed on any transaction between a TRS and its parent REIT to the extent the transaction gives rise to deductions to the TRS that are in excess of the deductions that would have been allowable had the transaction been entered into on arm’s-length terms.  While we will scrutinize all of our transactions with our TRSs in an effort to ensure that we do not become subject to these taxes, there is no assurance that we will be successful.  We may not be able to avoid application of these taxes.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

may hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. Government securities and qualified real estate assets. The remainder of our investment in securities (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. Changes in the values or other features of our assets could cause inadvertent violations of the REIT requirements. If we fail to comply with the REIT requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto, and we treat them as such for U.S. federal income tax purposes. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs generally will not provide any tax benefit, except for being carried back for up to five years (for

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

losses incurred after 2017 but prior to 2021) or carried forward potentially to offset taxable income in the TRSs for such periods.

The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We invest in mezzanine loans and similar debt (including preferred equity investments that we treat as mezzanine loans for U.S. federal income tax purposes), for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may acquire mezzanine loans or similar debt that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to maintain our qualification as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the REIT qualification requirements depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMOs.
The 100% tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMOs, which would be treated as prohibited transactions for U.S. federal income tax purposes.
The term “prohibited transaction” generally includes a sale or other disposition of property (including mortgage loans, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for U.S. federal income tax purposes.
We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid the prohibited transaction tax.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We lease certain qualified healthcare properties we acquired from MTGE Investment Corp. (“MTGE”) to a TRS, which hires a manager to manage the healthcare operations at these properties. The lease revenues from this structure are treated as rents from real property if (1) they are paid pursuant to an arms-length lease of a qualified healthcare property with a TRS and (2) the manager qualifies as an “eligible independent contractor,” as defined in the Code. If any of these conditions is not satisfied, then the rents may not be treated as revenues from real property for purposes of the REIT gross income tests.

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
Qualified dividend income payable to U.S. stockholders that are individuals, trusts and estates is subject to the reduced maximum tax rate applicable to capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. Under current law, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock. Tax rates could be changed in future legislation.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

interpretations. Additional future revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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
The market price of our shares of common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our shares of common stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common stock include those set forth under “Special Note Regarding Forward-Looking Statements” as well as:
•actual or anticipated variations in our quarterly operating results or business prospects;
•changes in our earnings estimates or publication of research reports about us or the real estate industry;
•an inability to meet or exceed securities analysts’ estimates or expectations;
•increases in market interest rates;
•hedging or arbitrage trading activity in our shares of common stock;
•capital commitments;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future;
•additions or departures of management personnel;
•actions by institutional stockholders or activist investors;
•speculation in the press or investment community;
•changes in our distribution policy;
•government action or regulation;
•general market and economic conditions;
•market dislocations related to the COVID-19 pandemic; and
•future sales of our shares of common stock or securities convertible into, or exchangeable or exercisable for, our shares of common stock.

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

Our charter does not permit ownership of over 9.8%, in number of shares or value, of our common stock or preferred stock and attempts to acquire our common stock or preferred stock in excess of the 9.8% limit without prior approval from our Board are void.
For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the total number or value of any class of our outstanding common stock or preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding shares of any class of common stock or preferred stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of such class of stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of the Board shall be void, or, alternatively, will result in the shares being transferred by operation of law to a charitable trust.

Provisions contained in Maryland law that are reflected in our charter and bylaws may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Provisions contained in our charter and bylaws, as well as the Maryland General Corporation Law (the “MGCL”) corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:
•Ownership limit. The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of any class our common stock or of our preferred stock, in each case, in number of shares or value, without the consent of our Board.
•Preferred Stock. Our charter authorizes our Board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.
•Maryland Business Combination Act. The Maryland Business Combination Act provides that, subject to certain exceptions and limitations, certain business combinations between a Maryland corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares of stock) or an affiliate of any interested stockholder are prohibited for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations, unless, among other conditions, our common stockholders receive a minimum price, as defined in the MGCL, for their shares of stock and the consideration is received in cash or in the same form as previously paid by the interested stockholder for its shares of stock. We have opted out of the Maryland Business Combination Act in our charter. However, if we amend our charter to opt back in to the statute, subject to stockholder approval, the Maryland Business Combination Act could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our stockholders’ best interests.
•Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act provides that, subject to certain exceptions, holders of “control shares” (defined as voting shares that, when aggregated with all other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by our officers, or by our employees who are also directors of our company. We are currently subject to the Maryland Control Share Acquisition Act.
•Title 3, Subtitle 8 of the MGCL: These provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director.

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
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus our interests in MSRs and other real estate related assets.  The assets that we acquire, therefore, are limited by this provision of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.
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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  At December 31, 2020, we were not party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of February 2, 2021, we had 1,398,502,906 shares of common stock issued and outstanding which were held by approximately 433,000 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2020, we have paid full cumulative dividends on our preferred stock.

Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the five-year period ended December 31, 2020 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
Five-Year Share Performance

225
200
175
150
125
100
75
50
25
12/31/15
12/30/16
12/29/17
12/31/18
12/31/19
12/31/20
Annaly Capital Management, Inc.
S&P 500 Index
BBG Reit Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Annaly Capital Management, Inc.	100	119	157	146	156	160
S&P 500 Index	100	112	136	130	171	203
BBG REIT Index	100	122	147	143	177	137
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

Share Repurchase
In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2020 (the “Prior Share Repurchase Program”). In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021 (the “New Share Repurchase Program”). The New Share Repurchase Program replaced the Prior Share Repurchase Program. The following table sets forth information with respect to the Prior Share Repurchase Program for the quarter ended December 31, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	The Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan (1)
	(dollars in thousands)
October 1, 2020 - October 31, 2020	4,699,987	$7.29	4,699,987	$1,067,886
Total	4,699,987		4,699,987	$1,067,886

(1) Excludes commission costs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Selected Financial Data

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this annual report, and certain statements contained in our future filings with the SEC, in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our commercial, residential credit and middle market businesses; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in MSRs; our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and risks and uncertainties related to Coronavirus Disease 2019 (“COVID-19”), including as related to adverse economic conditions on real-estate related assets and financing conditions. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q or current reports on Form 8-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “Annaly,” “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the section titled “Glossary of Terms” located at the end of this Item 7 for definitions of commonly used terms in this annual report on Form 10-K.

This section of our Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	57
Business Environment and COVID-19	57
Economic Environment	58
London Interbank Offered Rate (“LIBOR”) Transition Working Group	59
Results of Operations	59
Net Income (Loss) Summary	59
Non-GAAP Financial Measures	59
Core earnings (excluding PAA), core earnings (excluding PAA) attributable to common stockholders, core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	59
Premium Amortization Expense	61
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	62
Experienced and Projected Long-term CPR	63
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities	63
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	64
Realized and Unrealized Gains (Losses)	65
Other Income (Loss)	66
General and Administrative Expenses	66
Return on Average Equity	66
Unrealized Gains and Losses - Available-for-Sale Investments	67
Financial Condition	68
Residential Securities	68
Contractual Obligations	71
Off-Balance Sheet Arrangements	71
Capital Management	72
Stockholders’ Equity	72
Capital Stock	73
Leverage and Capital	73
Risk Management	74
Risk Appetite	74
Governance	74
Description of Risks	75
Capital, Liquidity and Funding Risk Management	76
Funding	76
Excess Liquidity	78
Maturity Profile	79
Stress Testing	80
Liquidity Management Policies	80
Investment/Market Risk Management	81
Credit Risk Management	81
Counterparty Risk Management	83
Operational Risk Management	83
Compliance, Regulatory and Legal Risk Management	84
Critical Accounting Policies and Estimates	84
Valuation of Financial Instruments	84
Residential Securities	84
Residential Mortgage Loans	85
MSRs	87
Commercial Real Estate Investments	85
Interest Rate Swaps	85
Revenue Recognition	85
Consolidation of Variable Interest Entities	86
Use of Estimates	86
Glossary of Terms	87

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Overview
We are a leading diversified capital manager that invests in and finances residential and commercial assets. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a REIT. Prior to the closing of the Internalization (as defined in Item 1 under “Closing of the Internalization and Termination of the Management Agreement”) on June 30, 2020, we were externally managed by Annaly Management Company LLC (our “Former Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” of Part I, Item 1. “Business.”

Business Environment and COVID-19
The themes that have dominated financial markets since the elevated volatility seen in March and April 2020 remain unchanged. Fiscal stimulus has supported businesses and consumers most negatively impacted by COVID-19 while the Federal Reserve’s (“Fed”) unprecedented monetary policy actions eased financial conditions and contained interest rate volatility. These factors drove our strong performance to close out the year, delivering an economic return of 5.1% for the fourth quarter and 1.8% for 2020. Throughout the year, we returned $1.4 billion aggregate in common and preferred dividends to our shareholders, signaling meaningful resilience following the historic disruption seen in March and April.
Interest rates ended 2020 near their highest levels since the onset of the COVID-19 pandemic reflecting optimism about the post-COVID recovery in spite of negative developments of record U.S. virus cases, tighter restrictions and resulting lackluster economic growth particularly in the U.S. service sector. The rapid COVID-19 vaccine development and plans for deployment, combined with the relatively healthy consumer balance sheets, suggest that the U.S. economy may rebound at a faster pace than during traditional economic downturns once a majority of the population reaches immunity, though meaningful uncertainties remain about both the timing of immunity and the subsequent recovery pace.
At the end of 2020, our capital allocation remained tilted towards Agency mortgage-backed securities (“MBS”), representing 78% of the aggregate portfolio, compared to 74% one year ago. However, this year-over-year snapshot masks more recent increases in activity in our residential credit and middle market lending businesses, which saw strong investor sponsorship and improving fundamentals as markets signal a cyclical recovery. As Agency MBS spreads have continued to tighten given Fed and bank sector demand for the product, select credit sectors have allowed for targeted, attractive opportunities. While opportunistic, Annaly continues with its disciplined and defensive-minded credit focus, which is necessary given overall tight asset spreads.
Somewhat offsetting the effect from tight asset spreads, current financing conditions are among the most favorable seen in Annaly’s history. The liquidity created through the Fed’s monetary policy actions have led to absolute low level of rates and a flat term structure of the repo curve. Favorable financing conditions have allowed us to increase our net interest margin (excluding PAA) from 1.41% at the end of 2019 to 1.98% at the end of 2020, as cheaper financing more than offset the decline in asset yields driven by the aforementioned spread compression. Additionally, securitization markets have rebounded substantially, resulting in better execution levels than one year ago, and provide attractive non-recourse term financing to bolster our residential credit asset investment strategy and diversify financing for our whole loan business.
Business Continuity
Our well-established Business Continuity Planning (“BCP”) was designed to ensure continued, effective operations through a variety of scenarios including natural disasters and disease pandemics. It identifies critical systems, processes, roles and third parties, and can be adjusted on a real-time basis to address situations as they arise.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated largely remotely since that time.

A majority of our business activities continues to be performed remotely, though we have seen a limited number of employees return to the office on a voluntary and periodic basis. We continue to monitor guidance from federal, state and local authorities to gauge how to further proceed in any efforts to return to the office.
Economic Environment
The pace of economic growth in 2020 slowed sharply, not only in the United States but worldwide, as the outbreak of the COVID-19 pandemic affected nearly all ways of life and disrupted many aspects of the economy. The far-reaching consequences of the COVID-19 pandemic led U.S. gross domestic product (“GDP”) to decline by 3.5% year-over-year in 2020, in turn marking the largest decline in economic activity during a calendar year in more than 70 years. The disruptions caused by the pandemic were unique in that they primarily impacted the service sector of the economy, a sector that has been a source of relative stability during prior economic downturns. Other parts of the economy, including goods consumption and housing, have recovered from the initial pandemic-driven downturn and these sectors are now above 2019 output levels. All of this suggests that the economy is currently relatively bifurcated, requiring U.S. health officials to work to defeat the virus before economic activity can return to pre-pandemic levels in aggregate.
The sharp economic contraction led the unemployment rate to rise to 6.7% in December 2020, nearly twice as high as the unemployment rate seen in December 2019 according to the Bureau of Labor Statistics. The rise in the unemployment rate likely understates the number of jobs lost in 2020 as the employment-to-population ratio fell to 57.4%, suggesting that 3.5% of the population, or roughly 9 million people, no longer held a job at the end of 2020 compared to one year ago. Wage growth, as measured by the year-over-year change in private sector average hourly earnings rose sharply, reading 5.1% in the month of December 2020 compared to 3.0% in December 2019. The sharp increase in wages, however, appears to be driven by changes in the underlying composition of employees by industry, as sectors with generally lower wages, such as leisure and hospitality services, have seen outsized job losses relative to sectors with higher wages. Alternative measures of wage growth, such as the Employment Cost Index or the Federal Reserve Bank of Atlanta’s Wage Tracker show meaningfully less wage growth.

Inflation remained muted into the economic downturn as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”). The headline PCE measure increased by 1.3% year-over-year in December 2020. The more stable core PCE measure, which excludes volatile food and energy prices, registered a similar 1.5% year-over-year increase. Although both inflation measures remain somewhat below the Fed’s 2.0% inflation target, the Fed expects inflation to recover towards its target in coming years as the economy begins to recover from the economic downturn.

The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the contraction in economic activity witnessed following the outbreak of the COVID-19 pandemic, the Fed increased its monetary policy support at unprecedented speed and size. The target range for the Federal Funds rate was cut from 1.50% - 1.75% in December 2019 to 0.0% - 0.25% in March 2020. Following the interest rate cuts, the Fed provided guidance that short-term interest rates will remain near current levels “until labor market conditions have reached levels consistent with the Fed assessments of maximum employment and inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time” as stated in the December 2020 Federal Open Market Committee meeting statement. In addition to the zero-interest rate policy, the Fed restarted its asset purchase programs, increasing its holdings of Treasury securities and Agency MBS by a total of $2.0 trillion and $631 billion, respectively. Asset purchases continued at the end of 2020 at a pace of $80 billion per month in Treasury securities and $40 billion per month in MBS. Beyond rate policy and asset purchases, the Fed also announced several lending programs to various other market sectors, such as corporate bonds, municipals, and small businesses, among others. These lending programs largely concluded their activities at the end of December 2020 but could be revived should the economic situation deteriorate.
During the year ended December 31, 2020, yields on the 10-year U.S. Treasury note declined by 101 bps primarily in the first half of the year as a sharp slowdown in global economic growth and heightened uncertainties around the economic recovery led to strong demand for interest rate products and the aforementioned unprecedented fiscal and monetary stimulus. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, had a volatile year, rising meaningfully in the first quarter before retracing given strong demand for MBS in the second half of the year.
The following table below presents interest rates and spreads at each date presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	As of December 31,
	2020	2019	2018
30-Year mortgage current coupon	1.34%	2.71%	3.50%
Mortgage basis	43 bps	79 bps	82 bps
10-Year U.S. Treasury rate	0.91%	1.92%	2.68%
LIBOR
1-Month	0.14%	1.76%	2.50%
6-Month	0.26%	1.91%	2.88%

London Interbank Offered Rate (“LIBOR”) Transition Working Group
We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure, review contracts, assess impact to our business, process and technology and define a communication strategy with shareholders, regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition. In October 2020, as part of the transition from LIBOR, we participated in the Chicago Mercantile Exchange (“CME”) Group’s transitioning for price alignment and discounting for USD OTC cleared swaps from the daily effective federal funds rate to the secured overnight financing rate (“SOFR”). As a result of this activity, our existing swap and swaption positions have been updated with the new SOFR discounting curve and basis swaps entered into during this transition were sold in the CME Group’s auction on October 19, 2020. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability. Most U.S. LIBOR tenors have been extended from December 31, 2021 to June 2023. Similar to the rest of the market, the bulk of our exposure is in derivatives contracts. Certain contracts, such as interest rate swaps, have an orderly market transition already in process, whereas other contracts, such as loan agreements require bilateral amendments with transition currently in process and adequate time left to resolve. See “Risks Related to Our Investing, Portfolio Management and Financing Activities-Changes in the method pursuant to which LIBOR is determined and potential discontinuation of LIBOR may affect our results.”

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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2020, 2019 and 2018.

	As of and for the Years Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
Interest income	$2,229,625	$3,787,297	$3,332,563
Interest expense	899,112	2,784,875	1,897,860
Net interest income	1,330,513	1,002,422	1,434,703
Realized and unrealized gains (losses)	(2,062,824)	(3,011,127)	(1,162,984)
Other income (loss)	53,314	136,413	109,927
Less: Total general and administrative expenses	239,198	301,634	329,873
Income (loss) before income taxes	(918,195)	(2,173,926)	51,773
Income taxes	(28,423)	(10,835)	(2,375)
Net income (loss)	(889,772)	(2,163,091)	54,148
Less: Net income (loss) attributable to noncontrolling interests	1,391	(226)	(260)
Net income (loss) attributable to Annaly	(891,163)	(2,162,865)	54,408
Less: Dividends on preferred stock	142,036	136,576	129,312
Net income (loss) available (related) to common stockholders	$(1,033,199)	$(2,299,441)	$(74,904)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.73)	$(1.60)	$(0.06)
Diluted	$(0.73)	$(1.60)	$(0.06)
Weighted average number of common shares outstanding
Basic	1,414,659,439	1,434,912,682	1,209,601,809
Diluted	1,414,659,439	1,434,912,682	1,209,601,809
Other information
Asset portfolio at period-end	$86,403,446	$127,402,106	$102,340,249
Average total assets	$99,663,704	$123,202,411	$102,544,922
Average equity	$14,103,589	$15,325,340	$14,332,404
Leverage at period-end (1)	5.1:1	7.1:1	6.3:1
Economic leverage at period-end (2)	6.2:1	7.2:1	7.0:1
Capital ratio (3)	13.6%	12.0%	12.1%
Annualized return on average total assets	(0.89)%	(1.76)%	0.05%
Annualized return on average equity	(6.31)%	(14.11)%	0.38%
Net interest margin (4)	1.46%	0.83%	1.39%
Average yield on interest earning assets (5)	2.44%	3.15%	3.23%
Average GAAP cost of interest bearing liabilities (6)	1.09%	2.57%	2.15%
Net interest spread	1.35%	0.58%	1.08%
Weighted average experienced CPR for the period	20.2%	12.7%	9.3%
Weighted average projected long-term CPR at period-end	16.4%	13.9%	10.1%
Common stock book value per share	$8.92	$9.66	$9.39
Non-GAAP metrics (7)
Interest income (excluding PAA)	$2,645,069	$4,042,191	$3,270,542
Economic interest expense	$1,106,989	$2,433,500	$1,797,307
Economic net interest income (excluding PAA)	$1,538,080	$1,608,691	$1,473,235
Premium amortization adjustment cost (benefit)	$415,444	$254,894	$(62,021)
Core earnings (excluding PAA) (8)	$1,696,167	$1,575,396	$1,574,920
Core earnings (excluding PAA) per common share	$1.10	$1.00	$1.20
Annualized core return on average equity (excluding PAA)	12.03%	10.28%	10.99%
Net interest margin (excluding PAA) (4)	1.74%	1.32%	1.52%
Average yield on interest earning assets (excluding PAA) (5)	2.90%	3.36%	3.17%
Average economic cost of interest bearing liabilities (6)	1.34%	2.25%	2.04%
Net interest spread (excluding PAA)	1.56%	1.11%	1.13%
(1) Debt consists of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and mortgages payable. Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued and mortgages payable are non-recourse to us.
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

GAAP
Net income (loss) was ($889.8) million, which includes $1.4 million attributable to noncontrolling interests, or ($0.73) per average basic common share, for the year ended December 31, 2020 compared to ($2.2) billion, which includes ($0.2) million attributable to noncontrolling interests, or ($1.60) per average basic common share, for the same period in 2019. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on other derivatives, net gains (losses) on disposal of investments and other and net interest income, partially offset by unfavorable changes in the net interest component of interest rate swaps and net unrealized gains (losses) on instruments measured at fair value through earnings and realized gains (losses) on termination or maturity of interest rate swaps. Net gains (losses) on other derivatives was $756.3 million for the year ended December 31, 2020 compared to ($680.8) million for the same period in 2019. Net gains (losses) on disposal of investments and other was $661.5 million for the year ended December 31, 2020 compared to ($47.9) million for the same period in 2019. Net interest income for the year ended December 31, 2020 was $1.3 billion compared to $1.0 billion for the same period in 2019. The net interest component of interest rate swaps was ($207.9) million for the year ended December 31, 2020 compared to $351.4 million for the same period in 2019. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.9) billion for the year ended December 31, 2020 compared to ($1.4) billion for the same period in 2019. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $1.7 billion, or $1.10 per average common share, for the year ended December 31, 2020, compared to $1.6 billion, or $1.00 per average common share, for the same period in 2019. The changes in core earnings (excluding PAA) for the year ended December 31, 2020 compared to the same period in 2019 were primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities, and higher TBA dollar roll income, partially offset by lower coupon income resulting from a decrease in the average yield on interest earnings assets and lower average interest earning assets, and unfavorable changes in the net interest component of interest rate swaps.

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
The following table presents a reconciliation of GAAP financial results to non-GAAP core earnings for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(889,772)	$(2,163,091)	$54,148
Net income (loss) attributable to noncontrolling interests	1,391	(226)	(260)
Net income (loss) attributable to Annaly	(891,163)	(2,162,865)	54,408
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	1,917,628	1,442,964	(1,409)
Unrealized (gains) losses on interest rate swaps	904,532	1,210,276	(424,081)
Net (gains) losses on disposal of investments and other	(661,513)	47,944	1,124,448
Net (gains) losses on other derivatives	(756,305)	680,770	403,001
Net unrealized (gains) losses on instruments measured at fair value through earnings	303,024	(36,021)	158,082
Loan loss provision (1)	151,188	16,569	3,496
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	39,108	40,058	20,278
Non-core (income) loss allocated to equity method investments (3)	22,493	21,385	(12,665)
Non-core other (income) loss (4)	—	—	44,525
Transaction expenses and non-recurring items (5)	11,293	19,284	65,416
Income tax effect of non-core income (loss) items	(17,603)	(5,961)	4,220
TBA dollar roll income and CMBX coupon income (6)	355,547	123,818	276,986
MSR amortization (7)	(97,506)	(77,719)	(79,764)
Plus:
Premium amortization adjustment cost (benefit)	415,444	254,894	(62,021)
Core earnings (excluding PAA) (8)	$1,696,167	$1,575,396	$1,574,920
Dividends on preferred stock	142,036	136,576	129,312
Core earnings (excluding PAA) attributable to common stockholders (8)	$1,554,131	$1,438,820	$1,445,608
GAAP net income (loss) per average common share	$(0.73)	$(1.60)	$(0.06)
Core earnings (excluding PAA) per average common share (8)	$1.10	$1.00	$1.20
GAAP return (loss) on average equity	(6.31)%	(14.11)%	0.38%
Core return on average equity (excluding PAA) (8)	12.03%	10.28%	10.99%
(1) Includes $3.6 million of loss provision on the Company’s unfunded loan commitments for the year ended December 31, 2020, which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
(2) Includes depreciation and amortization expense related to equity method investments.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).
(4) Represents the amount of consideration paid for the acquisition of MTGE in excess of the fair value of net assets acquired. This amount is primarily attributable to a decline in portfolio valuation between the pricing and closing dates of the transaction and is consistent with changes in market values observed for similar instruments over the same period.
(5) Includes costs incurred in connection with securitizations of residential whole loans. The year ended December 31, 2020 also includes costs incurred in connection with the Internalization, the CEO search process and a securitization of Agency mortgage-backed securities. The year ended December 31, 2019 also includes costs incurred in connection with the securitization of commercial loans and Agency mortgage-backed securities. The year ended December 31, 2018 also includes costs incurred in connection with the acquisition of MTGE Investment Corp.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $5.8 million, $4.6 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(7) MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on the Company’s MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.
(8) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Premium amortization expense	$1,375,461	$1,113,786	$705,926
Less: PAA cost (benefit)	415,444	254,894	(62,021)
Premium amortization expense (excluding PAA)	$960,017	$858,892	$767,947

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the years ended December 31, 2020 and December 31, 2019.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the years ended	(dollars in thousands)
December 31, 2020	$2,229,625	$415,444	$2,645,069
December 31, 2019	$3,787,297	$254,894	$4,042,191
December 31, 2018	$3,332,563	$(62,021)	$3,270,542
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the years ended	(dollars in thousands)
December 31, 2020	$899,112	$207,877	$1,106,989	$1,330,513	$207,877	$1,122,636	$415,444	$1,538,080
December 31, 2019	$2,784,875	$(351,375)	$2,433,500	$1,002,422	$(351,375)	$1,353,797	$254,894	$1,608,691
December 31, 2018	$1,897,860	$(100,553)	$1,797,307	$1,434,703	$(100,553)	$1,535,256	$(62,021)	$1,473,235
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

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

	Experienced CPR (1)	Long-term CPR (2)
For the years ended
December 31, 2020	20.2%	16.4%
December 31, 2019	12.7%	13.9%
December 31, 2018	9.3%	10.1%
        (1) For the years ended December 31, 2020, 2019 and 2018, respectively.
            (2) At December 31, 2020, 2019 and 2018, respectively.

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
Net Interest Spread (excluding PAA)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the years ended	(dollars in thousands)
December 31, 2020	$91,198,821	$2,645,069	2.90%	$82,719,182	$1,106,989	1.34%	$1,538,080	1.56%
December 31, 2019	$120,389,507	$4,042,191	3.36%	$108,355,575	$2,433,500	2.25%	$1,608,691	1.11%
December 31, 2018	$103,227,574	$3,270,542	3.17%	$88,216,125	$1,797,307	2.04%	$1,473,235	1.13%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the years ended		(dollars in thousands)
December 31, 2020	$2,645,069	355,547	(899,112)	(207,877)	$1,893,627	$91,198,821	17,442,023	$108,640,844	1.74%
December 31, 2019	$4,042,191	123,818	(2,784,875)	351,375	$1,732,509	$120,389,507	10,953,117	$131,342,624	1.32%
December 31, 2018	$3,270,542	276,986	(1,897,860)	100,553	$1,750,221	$103,227,574	12,115,869	$115,343,443	1.52%
(1)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(2)TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives. CMBX coupon income totaled $5.8 million, $4.6 million and $2.3 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.

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

Economic Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense	Average Cost of Interest Bearing Liabilities (1)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the years ended	(dollars in thousands)
December 31, 2020	$82,719,182	$71,435,295	$1,106,989	1.34%	0.52%	0.69%	(0.17%)	0.82%	0.65%
December 31, 2019	$108,355,575	$111,819,229	$2,433,500	2.25%	2.22%	2.32%	(0.10%)	0.03%	(0.07%)
December 31, 2018	$88,216,125	$88,646,247	$1,797,307	2.04%	2.02%	2.49%	(0.47%)	0.02%	(0.45%)
(1) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
2020 Compared with 2019
Economic interest expense decreased by $1.3 billion for the year ended December 31, 2020 compared to the same period in 2019. The change was due to lower borrowing rates and decreases in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($207.9) million for the year ended December 31, 2020 compared to $351.4 million for the same period in 2019.

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
At December 31, 2020 and 2019, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.
Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2020, 2019 and 2018 were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(3,030,037)	$(2,301,865)	$526,043
Net gains (losses) on disposal of investments and other	661,513	(47,944)	(1,124,448)
Net gains (losses) on other derivatives	756,305	(680,770)	(403,001)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(303,024)	36,021	(158,082)
Loan loss provision	(147,581)	(16,569)	(3,496)
Total	$(2,062,824)	$(3,011,127)	$(1,162,984)

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

2020 Compared with 2019
Net gains (losses) on interest rate swaps for the year ended December 31, 2020 was ($3.0) billion compared to ($2.3) billion for the same period in 2019, attributable to an unfavorable change in the net interest component of interest rate swaps and higher realized losses on termination or maturity of interest rate swaps, partially offset by lower unrealized losses on interest rate swaps. The net interest component of interest rate swaps was ($207.9) million for the year ended December 31, 2020, compared to $351.4 million for the same period in 2019, reflecting a decrease in rates combined with the timing of rate resets during the period and changes in notional balance. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.9) billion resulting from interest rate swaps with a notional amount of $104.1 billion for the year ended December 31, 2020 compared to ($1.4) billion resulting from the termination or maturity of interest rate swaps with a notional amount of $88.6 billion for the same period in 2019. Unrealized gains (losses) on interest rate swaps was ($0.9) billion for the year ended December 31, 2020 compared to ($1.2) billion for the same period in 2019, which reflected a steeper decline in forward interest rates during the earlier period.
Net gains (losses) on disposal of investments and other was $661.5 million for the year ended December 31, 2020 compared with ($47.9) million for the same period in 2019. For the year ended December 31, 2020, we disposed of Residential Securities with a carrying value of $51.8 billion for an aggregate net gain of $637.0 million. For the same period in 2019, we disposed of Residential Securities with a carrying value of $25.5 billion for an aggregate net loss of ($37.8) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net gains (losses) on other derivatives was $756.3 million for the year ended December 31, 2020 compared to ($680.8) million for the same period in 2019. The change in net gains (losses) on other derivatives was primarily comprised of changes in net gains (losses) on futures contracts, which was ($280.1) million for the year ended December 31, 2020 compared to ($962.7) million for the same period in 2019 and higher net gains on TBA derivatives, which was $985.4 million for the year ended December 31, 2020 compared to $326.8 million for the same period in 2019.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($303.0) million for the year ended December 31, 2020 compared to $36.0 million for the same period in 2019, primarily due to unfavorable changes in unrealized gains (losses) on Agency interest-only securities, non-Agency mortgage-backed securities, commercial securitized loans of consolidated VIEs and residential credit risk transfer securities, partially offset by favorable changes in unrealized gains (losses) on commercial debt issued by securitization vehicles for the year ended December 31, 2020 compared to the same period in 2019.
For the year ended December 31, 2020, a loan loss provision of ($147.6) million was recorded on commercial mortgage and corporate loans compared to ($16.6) million for the same period in 2019. Refer to the “Loans” Note located within Item 15 for additional information related to these loan loss provisions.
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

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and management fee (until closing of the Internalization on June 30, 2020) and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the years ended	(dollars in thousands)
December 31, 2020	$239,198	0.24%	1.70%
December 31, 2019	$301,634	0.24%	1.97%
December 31, 2018	$329,873	0.32%	2.30%
(1) Includes $11.3 million of transaction costs incurred in connection with securitizations of residential whole loans and Agency mortgage-backed securities as well as costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process for the year ended December 31, 2020. Includes $19.3 million of transaction costs incurred in connection with securitizations of residential whole loans, commercial loans and Agency mortgage-backed securities for the year ended December 31, 2019. Excluding these transaction costs, G&A expenses as a percentage of average total assets and as a percentage of average equity were 0.23% and 1.62%, respectively, and 0.23% and 1.84%, respectively, for the years ended December 31, 2020 and 2019, respectively.

2020 Compared with 2019
G&A expenses decreased $62.4 million to $239.2 million for the year ended December 31, 2020 compared to the same period in 2019. The change was primarily due to lower compensation costs, reflecting cost savings related to the Internalization and lower management fees and expense reimbursements to our Former Manager in the first half of 2020 reflecting lower adjusted stockholders’ equity balances compared to the same period in 2019, and lower transaction costs during the year ended December 31, 2020 compared to the same period in 2019.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2020	7.96%	(13.15%)	0.38%	(1.70%)	0.20%	(6.31%)
December 31, 2019	8.83%	(21.93%)	0.89%	(1.97%)	0.07%	(14.11%)
December 31, 2018	10.71%	(8.81%)	0.76%	(2.30%)	0.02%	0.38%
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

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Unrealized gain	$3,378,523	$2,267,577
Unrealized loss	(4,188)	(129,386)
Accumulated other comprehensive income (loss)	$3,374,335	$2,138,191

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
The fair value of these securities being less than amortized cost at December 31, 2020 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Financial Condition
Total assets were $88.5 billion and $130.3 billion at December 31, 2020 and 2019, respectively. The change, consistent with our portfolio repositioning to strengthen our balance sheet in the first quarter of 2020, was primarily due to a decrease in Agency mortgage-backed securities of $39.3 billion, including assets transferred or pledged to securitization vehicles, residential mortgage loans of $0.7 billion and commercial real estate debt investments of $0.4 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2020:

	Residential				Commercial
	Agency MBS and MSRs	TBAs (1)	Residential CRTs	Non-Agency MBS and Residential Mortgage Loans (2)	CRE Debt & Preferred Equity Investments	Investments in CRE	Corporate Debt	Total (3)
Assets	(dollars in thousands)
Fair value/carrying value	$74,788,301	$20,373,197	$532,403	$4,567,253	$3,619,245	$656,314	$2,239,930	$86,403,446
Debt
Repurchase agreements	62,744,910	20,277,088	245,686	1,235,162	599,481	—	—	64,825,239
Other secured financing	4,434	—	—	25,987	—	—	887,455	917,876
Debt issued by securitization vehicles	573,413	—	—	2,617,000	2,462,569	—	—	5,652,982
Participations issued	—	—	—	39,198	—	—	—	39,198
Net forward purchases	865,081	—	—	3,076	—	—	—	868,157
Mortgages payable	—	—	—	—	—	426,256	—	426,256
Net equity allocated	$10,600,463	$96,109	$286,717	$646,830	$557,195	$230,058	$1,352,475	$13,673,738	(4)

Net equity allocated (%)	78%	1%	2%	5%	4%	1%	10%	100%
Debt/net equity ratio	6.1:1	NM	0.9:1	6.1:1	5.5:1	1.9:1	0.7:1	5.1:1	(5)

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
NM    Not meaningful.

Residential Securities
Substantially all of our Agency mortgage-backed securities at December 31, 2020 and December 31, 2019 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At December 31, 2020 and December 31, 2019 we had on our Consolidated Statements of Financial Condition a total of $88.3 million and $156.9 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $4.0 billion and $5.3 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2020 and 2019 was 20.2% and 12.7%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of December 31, 2020 and 2019 was 16.4% and 13.9%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$71,302,578	$108,723,414
Adjustable-rate pass-through	477,516	1,524,331
CMO	149,767	160,016
Interest-only	421,909	708,562
Multifamily	1,663,507	1,717,197
Reverse mortgages	51,782	59,847
Total agency securities	$74,067,059	$112,893,367
Residential credit
Residential CRT	$532,403	$531,322
Alt-A	80,328	151,383
Prime	181,509	276,257
Prime Interest-only	1,240	3,167
Subprime	188,433	348,979
NPL/RPL	475,847	164,268
Prime jumbo (>= 2010 vintage)	43,283	184,664
Prime jumbo (>= 2010 vintage) interest-only	1,552	7,150
Total residential credit securities	$1,504,595	$1,667,190
Total Residential Securities	$75,571,654	$114,560,557

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2020 and December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	December 31, 2020	December 31, 2019
Residential Securities (1)	(dollars in thousands)
Principal amount	$68,521,464	$107,412,143
Net premium	3,280,439	4,309,668
Amortized cost	71,801,903	111,721,811
Amortized cost / principal amount	104.79%	104.01%
Carrying value	75,116,466	113,841,402
Carrying value / principal amount	109.62%	105.99%
Weighted average coupon rate	3.58%	3.91%
Weighted average yield	2.86%	3.07%
Adjustable-rate Residential Securities (1)
Principal amount	$1,257,966	$2,513,310
Weighted average coupon rate	3.20%	4.13%
Weighted average yield	5.20%	3.52%
Weighted average term to next adjustment	15 Months	13 Months
Weighted average lifetime cap (2)	0.41%	8.24%
Principal amount at period end as % of total residential securities	1.84%	2.34%
Fixed-rate Residential Securities (1)
Principal amount	$67,263,498	$104,898,833
Weighted average coupon rate	3.58%	3.90%
Weighted average yield	2.82%	3.06%
Principal amount at period end as % of total residential securities	98.16%	97.66%
Interest-only Residential Securities
Notional amount	$3,642,143	$5,447,193
Net premium	602,790	876,129
Amortized cost	602,790	876,129
Amortized cost / notional amount	16.55%	16.08%
Carrying value	455,188	719,155
Carrying value / notional amount	12.50%	13.20%
Weighted average coupon rate	3.99%	3.29%
Weighted average yield	NM	1.73%
(1)  Excludes interest-only mortgage-backed securities.
(2)  Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2020.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$508,685	$—	$508,685	4.03%	1.28%	4.66%	44.40%
Private label credit risk transfer	23,718	—	23,718	4.81%	0.97%	0.86%	43.63%
Alt-A	80,328	25,286	55,042	3.73%	9.70%	17.40%	18.86%
Prime	181,509	12,128	169,381	4.44%	7.02%	8.94%	30.73%
Prime interest-only	1,240	1,240	—	0.47%	—%	5.21%	45.03%
Subprime	188,433	96,468	91,965	1.85%	17.95%	14.08%	8.80%
Re-performing loan securitizations	467,702	227,558	240,144	4.34%	30.93%	28.12%	9.95%
Non-performing loan securitizations	8,145	8,145	—	3.67%	32.18%	82.18%	3.70%
Prime jumbo (>=2010 vintage)	43,283	—	43,283	3.87%	3.35%	4.23%	51.33%
Prime jumbo (>=2010 vintage) interest-only	1,552	1,552	—	0.35%	—	4.59%	53.22%
Total/weighted average (2)	$1,504,595	$372,377	$1,132,218	3.88%	13.86%	14.62%	28.20%

(1) Represents the 3 month voluntary prepayment rate (“VPR”).
(2) Total investment characteristics exclude the impact of IOs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$—	$508,594	$91	$508,685
Private label credit risk transfer	—	—	23,718	—	23,718
Alt-A	18,133	48,629	13,566	—	80,328
Prime	40,859	135,887	4,763	—	181,509
Prime interest-only	—	—	—	1,240	1,240
Subprime	7,486	71,776	108,939	232	188,433
Re-performing loan securitizations	—	467,702	—	—	467,702
Non-performing loan securitizations	—	8,145	—	—	8,145
Prime jumbo (>=2010 vintage)	—	43,283	—	—	43,283
Prime jumbo (>=2010 vintage) interest-only	—	—	—	1,552	1,552
Total	$66,478	$775,422	$659,580	$3,115	$1,504,595

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2020.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2020, the interest rate swaps had a net fair value of ($1.0) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$64,641,177	$184,062	$—	$—	$64,825,239
Interest expense on repurchase agreements (1)	41,588	2,861	—	—	44,449
Other secured financing	30,420	—	887,456	—	917,876
Interest expense on other secured financing (1)	20,112	39,190	15,868	—	75,170
Debt issued by securitization vehicles (principal)	—	—	167,670	5,481,520	5,649,190
Interest expense on debt issued by securitization vehicles	133,669	267,338	267,338	2,833,063	3,501,408
Participations issued (principal)	—	—	—	37,365	37,365
Interest expense on participations issued	1,669	3,338	3,338	44,989	53,334
Mortgages payable (principal)	9,706	41,325	289,124	89,495	429,650
Interest expense on mortgages payable	18,426	34,211	26,184	58,885	137,706
Long-term operating lease obligations	3,918	7,724	6,757	—	18,399
Total	$64,900,685	$580,049	$1,663,735	$8,545,317	$75,689,786

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2020.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, mortgages payable or other term financing structures to finance certain of our assets. During the year ended December 31, 2020, we received $19.6 billion from principal repayments and $52.6 billion in cash from disposal of Residential Securities. During the year ended December 31, 2019, we received $17.2 billion from principal repayments and $25.5 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at December 31, 2020.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Stockholders’ equity	(dollars in thousands)
7.50% Series D cumulative redeemable preferred stock	—	445,457
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	13,982	14,301
Additional paid-in capital	19,750,818	19,966,923
Accumulated other comprehensive income (loss)	3,374,335	2,138,191
Accumulated deficit	(10,667,388)	(8,309,424)
Total stockholders’ equity	$14,008,316	$15,792,017

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Capital Stock
Common Stock
The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Years Ended
	December 31, 2020	December 31, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	166,000	180,000
Amount raised from direct purchase and dividend reinvestment program	$1,175	$1,795

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
In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock, which expired on December 31, 2020 (“the Prior Share Repurchase Program”). In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021 (the “New Share Repurchase Program”). The New Share Repurchase Program replaced the Prior Share Repurchase Program. During the years ended December 31, 2020 and 2019, we repurchased 32.4 million and 26.2 million shares of our common stock for an aggregate amount of $208.9 million and $223.2 million, excluding commission costs, respectively. All common shares purchased were part of a publicly announced plans in open-market transactions.
No shares were issued under the at-the-market sales program during the year ended December 31, 2020. During the years ended December 31, 2019, we issued 56.0 million shares of common stock for proceeds of $569.1 million, net of commissions and fees, under the at-the-market sales program.
No options were exercised during the years ended December 31, 2020, and 2019.

Preferred Stock
During the year ended December 31, 2020, the Company redeemed all 18.4 million of its issued and outstanding shares of 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for $460.0 million. The cash redemption amount for each share of Series D Preferred Stock was $25.00.
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

Leverage and Capital
We believe that it is prudent to maintain conservative debt-to-equity and economic leverage ratios as there may be continued volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
international market conditions.
Our debt-to-equity ratio at December 31, 2020 and 2019 was 5.1:1 and 7.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivative and CMBX notional outstanding, and net forward purchases (sales) of investments divided by total equity, at December 31, 2020 and 2019 was 6.2:1 and 7.2:1, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and shown net of debt issued by securitization vehicles), was 13.6% and 12.0% at December 31, 2020 and 2019, respectively.

Risk Management
For more information on COVID-19, including actions we have taken in response, please refer to the section titled “Business Environment and COVID-19” within this Item 7.
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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”) with support from the other Board Committees. The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices. The Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or ESG risk to us, and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
the Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board.
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

Risk Framework
Board
Board of Directors
Risk Committee
Management Development & Compensation Committee
Nominating / Corporate Governance Committee
Corporate Responsibility Committee
Audit Committee
Management Risk Oversight Committee
Operating Committee
Compliance
Audit Services
Overall firm management, including oversight of all operational and formulation of strategic direction with the help of the groups recommendations
Enterprise Risk Committee (ERC)
Oversight of enterprise-wide risk
Primary risk overseen:
Operations
IT / MIS
Compliance
Cyber
Legal & Regulatory
Reputational
Responsible for monitoring and oversight of internal controls environment
Review of risks overseen by the ALCO and FRDC
Asset & Liability Committee (ALCO)
Oversight of portfolio risk, asset allocation, financing, and investment decisions across all business silos
Risks overseen:
Investment / Market
Liquidity
Credit
Capital / Funding
Counterparty
Investment Committee
Review and approve specific investments, such as:
Commercial Real Estate
Middle Market Lending
Residential Whole Loans
Financial Reporting & Disclosure Committee (FRDC)
Oversight of all financial disclosure matters
Monitoring of internal controls over financial reporting
Oversight of SOX program Active monitoring of changes in GAAP / Tax standards and related applications

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2020 and December 31, 2019, the weighted average days to maturity was 64 days and 65 days, respectively.
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
At December 31, 2020, we had total financial assets and cash pledged against existing liabilities of $71.7 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2020 compared to the same period in 2019. While haircut and margin requirements related to the Agency collateral we pledge under repurchase agreements and interest rate swaps were largely unchanged during the year

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
ended December 31, 2020, our counterparties did increase haircuts and margin requirements on credit assets beginning in March 2020, as a result of market disruptions brought on by COVID-19, which have since returned closer to pre-pandemic levels.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
December 31, 2020	$65,528,297	$64,825,239	$210,484	$—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
December 31, 2018	83,984,254	81,115,874	2,741,022	650,040
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2020. The weighted average remaining maturity on our repurchase agreements and other secured financing was 82 days at December 31, 2020:

	December 31, 2020
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	30,841,837	0.29%	46.9%
30 to 59 days	10,567,655	0.42%	16.1%
60 to 89 days	8,568,836	0.30%	13.0%
90 to 119 days	2,154,733	0.23%	3.3%
Over 119 days (1)	13,610,054	0.49%	20.7%
Total	$65,743,115	0.35%	100.0%

(1) Approximately 2% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2020:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$64,825,239	0.32%	0.35%	64
Other secured financing (2)	917,876	2.22%	2.96%	1,353
Debt issued by securitization vehicles (3)	5,649,190	2.13%	1.95%	9,013
Participations issued (3)	37,365	4.47%	4.70%	11,664
Mortgages payable (3)	429,650	4.41%	4.07%	2,982
Total indebtedness	$71,859,320

     (1)     Determined based on estimated weighted-average lives of the underlying debt instruments.
     (2)    Includes financing under credit facilities.
     (3)    Non-recourse to Annaly.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2020:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,137,809	$105,894	$1,243,703
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	66,929,821	6,874,366	73,804,187
Credit risk transfer securities	349,323	183,080	532,403
Non-agency mortgage-backed securities	735,420	236,772	972,192
Residential mortgage loans (2)	3,438,972	156,089	3,595,061
MSRs	5,541	95,354	100,895
Commercial real estate debt investments (2)	2,052,642	194,173	2,246,815
Commercial real estate debt and preferred equity, held for investment (2)	1,217,329	155,101	1,372,430
Corporate debt	1,596,536	643,394	2,239,930
Other assets (3)	—	69,472	69,472
Total financial assets	$77,463,393	$8,713,695	$86,177,088

     (1)    The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the
Consolidated Statements of Financial Condition.
     (2)    Includes assets transferred or pledged to securitization vehicles
     (3)    Includes interests in certain joint ventures and equity instruments.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2020:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,243,703
Residential Securities (2) (3)	74,688,203
Residential mortgage loans (4)	345,810
Commercial real estate debt investments (5)	80,742
Commercial real estate debt and preferred equity, held for investment (6)	498,081
Corporate debt, held for investment (7)	1,724,789
Total liquid assets	$78,581,328
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (8)	99.13%
(1)Carrying value approximates the market value of assets. The assets listed in this table include $71.7 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2020. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2)The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3)Excludes securitized Agency mortgage-backed securities of consolidated VIEs carried at fair value of $0.6 billion
(4)Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $3.2 billion.
(5)Excludes securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.2 billion.
(6)Excludes senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $0.9 billion.
(7)Excludes certain second lien loans.
(8)Denominator is computed based on the carrying amount of encumbered and encumbered financial assets, excluding assets transferred or pledged to securitization vehicles of $6.9 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2020 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,243,703	$—	$—	$—	$1,243,703
Agency mortgage-backed securities (principal)	—	8,621	1,726,132	65,264,228	66,998,981
Residential credit risk transfer securities (principal)	—	12,954	219,121	301,972	534,047
Non-agency mortgage-backed securities (principal)	—	87,746	475,874	424,816	988,436
Commercial mortgage-backed securities (principal)	—	—	—	89,858	89,858
Total securities	—	109,321	2,421,127	66,080,874	68,611,322
Residential mortgage loans (principal)	—	—	—	336,525	336,525
Commercial real estate debt and preferred equity (principal)	63,890	81,460	423,035	—	568,385
Corporate debt (principal)	—	30,686	408,983	1,869,188	2,308,857
Total loans	63,890	112,146	832,018	2,205,713	3,213,767
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	6,916,406	6,916,406
Total financial assets - maturity	1,307,593	221,467	3,253,145	75,202,993	79,985,198
Effect of utilizing reset dates (1)	8,179,336	1,276,252	(976,713)	(8,478,875)
Total financial assets - interest rate sensitive	$9,486,929	$1,497,719	$2,276,432	$66,724,118	$79,985,198
Financial liabilities
Repurchase agreements	$49,978,329	$14,662,848	$184,062	$—	$64,825,239
Other secured financing	—	30,420	—	887,456	917,876
Debt issued by securitization vehicles (principal)	—	—	—	5,649,190	5,649,190
Participations issued (principal)	—	—	—	37,365	37,365
Total financial liabilities - maturity	49,978,329	14,693,268	184,062	6,574,011	71,429,670
Effect of utilizing reset dates (1)(2)	(29,253,956)	(241,423)	23,235,886	6,259,493
Total financial liabilities - interest rate sensitive	$20,724,373	$14,451,845	$23,419,948	$12,833,504	$71,429,670

Maturity gap	$(48,670,736)	$(14,471,801)	$3,069,083	$68,628,982	$8,555,528

Cumulative maturity gap	$(48,670,736)	$(63,142,537)	$(60,073,454)	$8,555,528

Interest rate sensitivity gap	$(11,237,444)	$(12,954,126)	$(21,143,516)	$53,890,614	$8,555,528

Cumulative rate sensitivity gap	$(11,237,444)	$(24,191,570)	$(45,335,086)	$8,555,528

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2020. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(34.3%)	(0.2)%	(1.3%)
-50 Basis points	(22.7%)	—%	(0.2)%
-25 Basis points	(11.2%)	0.1%	0.7%
+25 Basis points	7.1%	(0.1%)	(0.5%)
+50 Basis points	13.5%	(0.2%)	(1.3%)
+75 Basis points	20.2%	(0.4%)	(2.7%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.5%	9.0%
-15 Basis points	0.9%	5.4%
-5 Basis points	0.3%	1.8%
+5 Basis points	(0.3%)	(1.8%)
+15 Basis points	(0.9%)	(5.3%)
+25 Basis points	(1.5%)	(8.9%)
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
Our portfolio composition, based on balance sheet values, at December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
Category
Agency mortgage-backed securities	86.4%	89.5%
Credit risk transfer securities	0.6%	0.4%
Non-agency mortgage-backed securities	1.1%	0.9%
Residential mortgage loans(1)	4.2%	3.3%
Mortgage servicing rights	0.1%	0.3%
Commercial real estate (1) (2)	5.0%	3.9%
Corporate debt	2.6%	1.7%
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
The following table summarizes our exposure to counterparties by geography at December 31, 2020:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure - Secured Financing (2)	Exposure - Interest Rate Swaps (2)
Geography	(dollars in thousands)
North America	24	$52,983,020	$(361,964)	$3,920,875	$(1,620,846)
Europe	10	9,044,400	(644,528)	1,894,424	(905,245)
Japan	4	3,715,695	—	205,019	—
Total	38	$65,743,115	$(1,006,492)	$6,020,318	$(2,526,091)

(1) Includes repurchase agreements and other secured financing.
(2) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement and other secured financing and unrealized loss on swaps for each counterparty.

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
Item 7. Management’s Discussion and Analysis
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

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Calculated as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued, and mortgages payable are non-recourse to us and are excluded from this measure.

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

Interest Bearing Liabilities
Refers to repurchase agreements, debt issued by securitization vehicles and credit facilities. Average interest bearing liabilities is based on daily balances.

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

Leverage Ratio (Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and mortgages payable. Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued and mortgages payable are non-recourse to us.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued, and mortgages payable are non-recourse to us and are excluded from this measure.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting
Management of Annaly is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, Annaly’s CEO and CFO and effected by the Annaly’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Annaly;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Annaly are being made only in accordance with authorizations of management and directors of Annaly; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Annaly’s assets that could have a material effect on the consolidated financial statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on the Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2020. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes and financial statement schedules III and IV as of December 31, 2020, and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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
February 18, 2021

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2020.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2020.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
On May 20, 2020, at our 2020 Annual Meeting of Stockholders, our stockholders approved the 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan authorizes us to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 125,000,000 shares, subject to adjustments for any awards that were outstanding under our 2010 Equity Incentive Plan (the “Prior Incentive Plan,” together with the 2020 Equity Incentive Plan, the “Incentive Plans”) on the effective date of the 2020 Equity Incentive Plan and subsequently expire, terminate, or are surrendered or forfeited.
Since the adoption of the 2020 Equity Incentive Plan, no further awards will be made under the Prior Incentive Plan, although existing awards will remain effective.
The following table provides information as of December 31, 2020 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	124,798,986
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	124,798,986

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2020.

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

3.22
Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland effective on January 4, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2021).

3.23	Amended and Restated Bylaws of the Registrant, December 13, 2018 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2018).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement (Registration No. 333-211140) on Form S-4/A filed May 27, 2016).
4.4	Specimen Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).
4.5	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.6	Specimen Series H Preferred Stock Certificate (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form S-4A filed May 31, 2018).
4.7	Specimen Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).
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

4.10
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

4.12	Description of Securities. †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2010).*
10.3	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).
10.5
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

10.6
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

10.9	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).*
10.10	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.11	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.12	Form of Performance Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.13	Form of Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.14
Employment Agreement between David L. Finkelstein and the Company, dated as of November 9, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2020).*

10.15
Employment Agreement between Serena Wolfe and the Company, dated as of November 9, 2020 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 10, 2020).*

10.16
Employment Agreement between Timothy P. Coffey and the Company, dated as of November 9, 2020 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed November 10, 2020).*

10.17
Employment Agreement between Anthony C. Green and the Company, dated as of November 9, 2020 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed November 10, 2020).*

21.1	Subsidiaries of Registrant. †
23.1	Consent of Ernst & Young LLP. †
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

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

101.INS XBRL	The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.
101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 (formatted in Inline XBRL and contained in Exhibit 101).
*             Exhibit Numbers 10.2, 10.3, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16 and 10.17 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, the related notes, and financial statement schedules III and IV as of December 31, 2020, (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for loan losses

Description of the Matter
Allowance for loan losses on commercial real estate loans totaled $129.9 million and allowance for loan losses on corporate debt totaled $39.6 million as of December 31, 2020. As disclosed in Note 6 to the consolidated financial statements, the Company establishes an allowance at origination or acquisition that reflects management's estimate of the total expected credit loss over the expected life of the loan. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology, which considers projected economic conditions over the reasonable and supportable forecast period. For loans experiencing credit deterioration, management may use a different methodology such as discounted cash flow model analysis or fair value of the collateral to determine the expected credit losses.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Auditing the allowance for loan losses on commercial real estate loans and corporate debt is complex due to the high degree of judgment in management’s assumptions used in the estimation process including borrower risk ratings, unemployment rate, certain indexes, and fair value of collateral for collateral-dependent loans, where foreclosure is probable. These factors could have a significant effect on the allowance for loan losses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to estimate the allowance for loan losses on its commercial real estate loans and corporate debt, including controls over management’s review of the loan losses methodology, the completeness and accuracy of key inputs used in the estimation process, management’s review of the reasonableness of the assumptions used in the estimation process (i.e., borrower risk ratings, unemployment rate, certain indexes, and fair value of collateral) based on current industry and market data, and management’s review of the expected credit losses.

To test the allowance for loan losses, our audit procedures included, among others, utilizing the support of an internal specialist to independently evaluate the reasonableness of the Company’s expected loan loss methodology, which considered the results of various sensitivity analyses and analytical procedures. We compared management’s inputs and assumptions related to borrower risk ratings, unemployment rate estimates and certain indexes to the inputs and assumptions developed by our specialists using internal and external data. In cases for loans for which an allowance has been developed based on fair value of the collateral, we engaged internal specialists to independently value the underlying collateral and compared that valuation to management’s valuation.

Amortization of net premiums on residential securities

Description of the Matter
Amortization of net premiums on residential securities totaled $1.4 billion for the year ended December 31, 2020. As disclosed in Note 3 to the consolidated financial statements, the Company amortizes or accretes premiums or discounts into interest income for its residential mortgage-backed securities. Amortization or accretion is derived taking into account estimates of future principal prepayments, which are derived using third-party model and market information, in the calculation of the effective yield.

Auditing the amortization of net premiums on Agency residential mortgage-backed securities is complex due to the high degree of judgment in management's assumptions used in the measurement process including prepayment rates which are uncertain in nature. These assumptions have a significant effect on the amortization of net premiums on securities.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to calculate amortization of net premiums on its Agency mortgage-backed securities, including management’s review of third party models and assumptions (i.e., prepayment rates) and the completeness and accuracy of data used in the cash flow models and the calculation of projected cash flows.

To test the amortization of net premiums, our audit procedures included, among others, evaluating the Company's methodology and utilizing the support of internal specialists to independently develop ranges of prepayment rates for a sample of securities based on current industry, market and economic data. We compared management’s prepayment rates to the ranges developed by the internal specialist to assess management’s estimate. We also recalculated management’s projected cash flows and the amortization of premiums or accretion of discounts for a sample of securities.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 18, 2021

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents (includes pledged assets of $1,137,809 and $1,648,545, respectively) (1)	$1,243,703	$1,850,729
Securities (includes pledged assets of $67,471,074 and $108,809,569, respectively) (2)	75,652,396	114,833,580
Loans, net (includes pledged assets of $2,231,035 and $3,240,583, respectively) (3)	3,083,821	4,462,350
Mortgage servicing rights (includes pledged assets of $5,541 and $3,336, respectively)	100,895	378,078
Assets transferred or pledged to securitization vehicles	6,910,020	7,002,460
Real estate, net	656,314	725,638
Derivative assets	171,134	113,556
Receivable for unsettled trades	15,912	4,792
Principal and interest receivable	268,073	449,906
Goodwill and intangible assets, net	127,341	92,772
Other assets	225,494	381,220
Total assets	$88,455,103	$130,295,081
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$64,825,239	$101,740,728
Other secured financing	917,876	4,455,700
Debt issued by securitization vehicles	5,652,982	5,622,801
Participations issued	39,198	—
Mortgages payable	426,256	485,005
Derivative liabilities	1,033,345	803,866
Payable for unsettled trades	884,069	463,387
Interest payable	191,116	476,335
Dividends payable	307,613	357,527
Other liabilities	155,613	93,388
Total liabilities	74,433,307	114,498,737
Stockholders’ equity
Preferred stock, par value $0.01 per share, 85,150,000 authorized, 63,500,000 and 81,900,000 issued and outstanding, respectively	1,536,569	1,982,026
Common stock, par value $0.01 per share, 2,914,850,000 authorized, 1,398,240,618 and 1,430,106,199 issued and outstanding, respectively	13,982	14,301
Additional paid-in capital	19,750,818	19,966,923
Accumulated other comprehensive income (loss)	3,374,335	2,138,191
Accumulated deficit	(10,667,388)	(8,309,424)
Total stockholders’ equity	14,008,316	15,792,017
Noncontrolling interests	13,480	4,327
Total equity	14,021,796	15,796,344
Total liabilities and equity	$88,455,103	$130,295,081

(1)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $22.2 million and $67.5 million at December 31, 2020 and 2019, respectively.
(2)Excludes $81.5 million and $102.5 million at December 31, 2020 and 2019, respectively, of agency mortgage-backed securities, $576.6 million and $468.0 million at December 31, 2020 and 2019, respectively, of non-Agency mortgage-backed securities and $391.0 million and $500.3 million at December 31, 2020 and December 31, 2019, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.
(3)Includes $47.0 million and $66.7 million of residential mortgage loans held for sale.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2020	2019	2018
Net interest income
Interest income	$2,229,625	$3,787,297	$3,332,563
Interest expense	899,112	2,784,875	1,897,860
Net interest income	1,330,513	1,002,422	1,434,703
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(207,877)	351,375	100,553
Realized gains (losses) on termination or maturity of interest rate swaps	(1,917,628)	(1,442,964)	1,409
Unrealized gains (losses) on interest rate swaps	(904,532)	(1,210,276)	424,081
Subtotal	(3,030,037)	(2,301,865)	526,043
Net gains (losses) on disposal of investments	661,513	(47,944)	(1,124,448)
Net gains (losses) on other derivatives	756,305	(680,770)	(403,001)
Net unrealized gains (losses) on instruments measured at fair value through earnings	(303,024)	36,021	(158,082)
Loan loss provision	(147,581)	(16,569)	(3,496)
Subtotal	967,213	(709,262)	(1,689,027)
Total realized and unrealized gains (losses)	(2,062,824)	(3,011,127)	(1,162,984)
Other income (loss)	53,314	136,413	109,927
General and administrative expenses
Compensation and management fee	131,685	170,628	179,841
Other general and administrative expenses	107,513	131,006	150,032
Total general and administrative expenses	239,198	301,634	329,873
Income (loss) before income taxes	(918,195)	(2,173,926)	51,773
Income taxes	(28,423)	(10,835)	(2,375)
Net income (loss)	(889,772)	(2,163,091)	54,148
Net income (loss) attributable to noncontrolling interests	1,391	(226)	(260)
Net income (loss) attributable to Annaly	(891,163)	(2,162,865)	54,408
Dividends on preferred stock	142,036	136,576	129,312
Net income (loss) available (related) to common stockholders	$(1,033,199)	$(2,299,441)	$(74,904)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.73)	$(1.60)	$(0.06)
Diluted	$(0.73)	$(1.60)	$(0.06)
Weighted average number of common shares outstanding
Basic	1,414,659,439	1,434,912,682	1,209,601,809
Diluted	1,414,659,439	1,434,912,682	1,209,601,809
Other comprehensive income (loss)
Net income (loss)	$(889,772)	$(2,163,091)	$54,148
Unrealized gains (losses) on available-for-sale securities	2,012,878	4,135,862	(2,004,166)
Reclassification adjustment for net (gains) losses included in net income (loss)	(776,734)	(17,806)	1,150,321
Other comprehensive income (loss)	1,236,144	4,118,056	(853,845)
Comprehensive income (loss)	346,372	1,954,965	(799,697)
Comprehensive income (loss) attributable to noncontrolling interests	1,391	(226)	(260)
Comprehensive income (loss) attributable to Annaly	344,981	1,955,191	(799,437)
Dividends on preferred stock	142,036	136,576	129,312
Comprehensive income (loss) attributable to common stockholders	$202,945	$1,818,615	$(928,749)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2020	2019	2018
Preferred stock
Beginning of period	$1,982,026	$1,778,168	$1,720,381
Issuance	—	428,324	411,335
Acquisition of subsidiary	—	—	55,000
Redemption	(445,457)	(224,466)	(408,548)
End of period	$1,536,569	$1,982,026	$1,778,168
Common stock
Beginning of period	$14,301	$13,138	$11,596
Issuance	—	1,422	1,103
Buyback of common stock	(324)	(261)	—
Acquisition of subsidiary	—	—	436
Stock-based award activity	3	—	—
Direct purchase and dividend reinvestment	2	2	3
End of period	$13,982	$14,301	$13,138
Additional paid-in capital
Beginning of period	$19,966,923	$18,794,331	$17,221,265
Issuance	(93)	1,397,484	1,116,409
Buyback of common stock	(209,094)	(223,313)	—
Acquisition of subsidiary	—	—	455,507
Stock-based award activity	6,452	2,162	1,961
Redemption of preferred stock	(14,543)	(5,534)	(3,952)
Direct purchase and dividend reinvestment	1,173	1,793	3,141
End of period	$19,750,818	$19,966,923	$18,794,331
Accumulated other comprehensive income (loss)
Beginning of period	$2,138,191	$(1,979,865)	$(1,126,020)
Unrealized gains (losses) on available-for-sale securities	2,012,878	4,135,862	(2,004,166)
Reclassification adjustment for net gains (losses) included in net income (loss)	(776,734)	(17,806)	1,150,321
End of period	$3,374,335	$2,138,191	$(1,979,865)
Accumulated deficit
Beginning of period - unadjusted	$(8,309,424)	$(4,493,660)	$(2,961,749)
Cumulative effect of change in accounting principle for credit losses	(39,641)	—	—
Beginning of period - adjusted	(8,349,065)	(4,493,660)	(2,961,749)
Net income (loss) attributable to Annaly	(891,163)	(2,162,865)	54,408
Dividends declared on preferred stock (1)	(142,036)	(136,576)	(129,312)
Dividends and dividend equivalents declared on common stock and share-based awards (1)	(1,285,124)	(1,516,323)	(1,457,007)
End of period	$(10,667,388)	$(8,309,424)	$(4,493,660)
Total stockholder’s equity	$14,008,316	$15,792,017	$14,112,112
Noncontrolling interests
Beginning of period	$4,327	$5,689	$6,100
Net income (loss) attributable to noncontrolling interests	1,391	(226)	(260)
Equity contributions from (distributions to) noncontrolling interests	7,762	(1,136)	(151)
End of period	$13,480	$4,327	$5,689
Total equity	$14,021,796	$15,796,344	$14,117,801
(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(889,772)	$(2,163,091)	$54,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	1,371,178	1,113,273	692,811
Amortization of securitized debt premiums and discounts and deferred financing costs	(11,576)	(11,854)	(3,439)
Depreciation, amortization and other noncash expenses	41,357	31,559	72,364
Net (gains) losses on disposals of investments and other	(661,513)	47,944	1,123,969
Net (gains) losses on investments and derivatives	2,368,879	1,855,025	136,673
Income from unconsolidated joint ventures	7,072	6,893	2,840
Loan loss provision	147,581	16,569	3,496
Payments on purchases of loans held for sale	(147,833)	(250,348)	(227,871)
Proceeds from sales and repayments of loans held for sale	168,716	282,693	97,913
Net receipts (payments) on derivatives	(1,958,131)	(1,939,634)	480,216
Net change in
Other assets	249,778	(39,880)	98,104
Interest receivable	159,320	(85,951)	(19,563)
Interest payable	(285,219)	(94,593)	295,640
Other liabilities	(31,870)	31,838	(185,283)
Net cash provided by (used in) operating activities	527,967	(1,199,557)	2,622,018
Cash flows from investing activities
Payments on purchases of securities	(32,676,856)	(63,465,822)	(44,795,176)
Proceeds from sales of securities	52,639,778	25,606,504	33,256,888
Principal payments on securities	19,571,476	17,199,893	11,488,342
Payments on purchases and origination of loans	(2,257,314)	(4,126,123)	(3,149,224)
Proceeds from sales of loans	624,026	365,787	150,059
Principal payments on loans	2,222,500	3,139,084	2,107,689
Payments on purchases of MSRs	—	—	(381)
Proceeds from sales of MSRs	72,160	—	—
Investments in real estate	(7,450)	(39,144)	(22,722)
Proceeds from sales of real estate	149,600	24,955	—
Proceeds from reverse repurchase agreements	58,800,000	98,339,755	85,318,562
Payments on reverse repurchase agreements	(58,800,000)	(97,689,715)	(85,030,351)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	7,590	3,155	26,228
Cash acquired (paid) in asset acquisition, net	6,264	—	(258,334)
Net cash provided by (used in) investing activities	40,351,774	(20,641,671)	(908,420)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,776,331,362	5,470,733,256	5,117,155,986
Principal payments on repurchase agreements and other secured financing	(2,816,805,618)	(5,449,836,013)	(5,116,952,444)
Proceeds from issuances of securitized debt	2,385,374	3,444,055	920,142
Principal repayments on securitized debt	(1,238,962)	(2,031,959)	(1,384,333)
Payment of deferred financing cost	(553)	(12,228)	(1,072)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,175	1,829,025	1,532,356
Redemptions of preferred stock	(460,000)	(230,000)	(412,500)
Proceeds from participations issued	38,741	—	—
Net principal receipts (payments) on mortgages payable	(60,980)	(26,202)	(716)
Net contributions (distributions) from (to) noncontrolling interests	7,762	(1,136)	(971)
Net payments on share repurchases	(209,418)	(223,574)	—
Dividends paid	(1,475,650)	(1,689,016)	(1,540,886)
Net cash provided by (used in) financing activities	(41,486,767)	21,956,208	(684,438)
Net (decrease) increase in cash and cash equivalents	$(607,026)	$114,980	$1,029,160
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,850,729	1,735,749	706,589
Cash and cash equivalents including cash pledged as collateral, end of period	$1,243,703	$1,850,729	$1,735,749
Supplemental disclosure of cash flow information
Interest received	$3,681,826	$4,811,218	$3,894,478
Dividends received	$4,643	$8,395	$7,564
Interest paid (excluding interest paid on interest rate swaps)	$1,166,977	$2,902,644	$1,726,887
Net interest received (paid) on interest rate swaps	$296,621	$(323,028)	$(1,894)
Taxes received (paid)	$1,515	$2,284	$(295)
Noncash investing and financing activities
Receivable for unsettled trades	$15,912	$4,792	$68,779
Payable for unsettled trades	$884,069	$463,387	$583,036
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,236,144	$4,118,056	$(853,845)
Dividends declared, not yet paid	$307,613	$357,527	$394,129
Derecognition of assets of consolidated VIEs	$1,222,221	$—	$—
Derecognition of securitized debt of consolidated VIEs	$1,141,311	$—	$—

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2020, 2019 and 2018
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
The Company’s four investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Annaly Residential Credit Group	Invests primarily in non-Agency residential mortgage assets within securitized product and whole loan markets.
Annaly Commercial Real Estate Group	Originates and invests in commercial mortgage loans, securities, and other commercial real estate debt and equity investments.
Annaly Middle Market Lending Group	Provides financing to private equity-backed middle market businesses, focusing primarily on senior debt within select industries.
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

Certain line items in the Company’s Consolidated Statements of Cash Flows were aggregated to simplify presentation. Prior periods have been adjusted to conform to the current presentation.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.1 billion and $1.6 billion at December 31, 2020 and December 31, 2019, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Interest Income - The Company recognizes interest income primarily on Residential Securities, residential mortgage loans, commercial investments and reverse repurchase agreements. Interest accrued but not paid is recognized as Interest receivable on the Consolidated Statements of Financial Condition. Interest income is presented as a separate line item on the Consolidated Statements of Comprehensive Income (Loss). Refer to the “Interest Income and Interest Expense” Note for further discussion.
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
If collection of a loan’s principal or interest is in doubt or the loan is 90 days or more past due, interest income is not accrued. For nonaccrual status loans carried at fair value or held for sale, interest is not accrued but is recognized on a cash basis. For nonaccrual status loans carried at amortized cost, if collection of principal is not in doubt but collection of interest is in doubt, interest income is recognized on a cash basis. If collection of principal is in doubt, any interest received is applied against principal until collectability of the remaining balance is no longer in doubt; at that point, any interest income is recognized on a cash basis. Generally, a loan is returned to accrual status when the borrower has resumed paying the full amount of the scheduled contractual obligation, if all principal and interest amounts contractually due are reasonably assured of repayment within a reasonable period of time and there is a sustained period of repayment performance by the borrower. Refer to the “Interest Income and Interest Expense” Note for further discussion on interest.
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
Standards that have been adopted
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

ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	This ASU provides optional, temporary relief to accounting for contract modifications resulting from reference rate reform.	January 1, 2020	The Company has elected to retrospectively apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption had no immediate impact and is not expected to have a material impact on the Company’s consolidated financial statements as the guidance continues to be applied to contract modifications until the ASU’s termination date.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2020 and 2019.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2020	December 31, 2019
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$73,562,972	$112,124,958
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	504,087	768,409
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	532,403	531,322
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	972,192	1,135,868
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through other comprehensive income	31,603	64,655
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	45,254	208,368
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	3,885	—
Total securities			75,652,396	114,833,580
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	345,810	1,647,787
Loans, net	Commercial real estate debt and preferred equity, held for investment	Amortized cost	498,081	669,713
Loans, net	Corporate debt held for investment, net	Amortized cost	2,239,930	2,144,850
Total loans, net			3,083,821	4,462,350
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	620,347	1,122,588
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,249,251	2,598,374
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,166,073	2,345,120
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	874,349	936,378
Total assets transferred or pledged to securitization vehicles			6,910,020	7,002,460
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	64,825,239	101,740,728
Other secured financing	Loans	Amortized cost	917,876	4,455,700
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	5,652,982	5,622,801
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	39,198	—
Mortgages payable	Loans	Amortized cost	426,256	485,005
(1)    Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
(2)    Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3)     Includes interest-only securities and reverse mortgages.
(4)     Includes single-asset / single borrower CMBS.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. There was no impairment recognized for the years ended December 31, 2020, 2019 and 2018.
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
Agency mortgage-backed securities, non-Agency mortgage-backed securities and residential CRT securities are referred to herein as “Residential Securities.” Although the Company generally intends to hold most of its Residential Securities until maturity, it may, from time to time, sell any of its Residential Securities as part of the overall management of its portfolio.
Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities are classified as available-for-sale and reported at fair value with unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates such Commercial Securities for impairment at least quarterly. The Company elected the fair value option on certain Commercial Securities, including conduit commercial mortgage-backed securities, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings.
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the year ended December 31, 2020:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$114,560,557	$273,023	$114,833,580
Purchases	33,082,119	25,285	33,107,404
Sales and transfers (1)	(52,367,095)	(204,061)	(52,571,156)
Principal paydowns	(19,531,705)	(4,933)	(19,536,638)
(Amortization) / accretion	(1,374,490)	652	(1,373,838)
Fair value adjustment	1,202,268	(9,224)	1,193,044
Ending balance December 31, 2020	$75,571,654	$80,742	$75,652,396

(1) Includes transfers to securitization vehicles with a carrying value of $533.3 million during the year ended December 31, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at December 31, 2020 and 2019:

	December 31, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,800,235	$3,325,020	$(22,143)	$68,103,112	$3,200,542	$(1,076)	$71,302,578
Adjustable-rate pass-through	455,675	2,869	(3,369)	455,175	22,341	—	477,516
CMO	139,664	2,177	—	141,841	7,926	—	149,767
Interest-only	2,790,537	564,297	—	564,297	3,513	(145,901)	421,909
Multifamily (1)	1,910,384	50,148	(1,057)	1,604,913	59,548	(954)	1,663,507
Reverse mortgages	47,585	4,183	—	51,768	252	(238)	51,782
Total agency securities	$70,144,080	$3,948,694	$(26,569)	$70,921,106	$3,294,122	$(148,169)	$74,067,059
Residential credit
CRT (2)	$544,780	$7,324	$(2,430)	$538,941	$3,062	$(9,600)	$532,403
Alt-A	93,001	51	(17,368)	75,684	4,644	—	80,328
Prime	177,852	5,126	(15,999)	166,979	14,607	(77)	181,509
Prime interest-only	194,687	1,882	—	1,882	—	(642)	1,240
Subprime	197,779	584	(18,181)	180,182	8,312	(61)	188,433
NPL/RPL	475,108	821	(2,416)	473,513	3,782	(1,448)	475,847
Prime jumbo (>=2010 vintage)	44,696	207	(5,300)	39,603	3,680	—	43,283
Prime jumbo (>=2010 vintage) Interest-only	291,624	6,803	—	6,803	—	(5,251)	1,552
Total residential credit securities	$2,019,527	$22,798	$(61,694)	$1,483,587	$38,087	$(17,079)	$1,504,595
Total Residential Securities	$72,163,607	$3,971,492	$(88,263)	$72,404,693	$3,332,209	$(165,248)	$75,571,654
Commercial
Commercial Securities	$89,858	—	$(7,471)	$82,387	$54	$(1,699)	$80,742
Total securities	$72,253,465	$3,971,492	$(95,734)	$72,487,080	$3,332,263	$(166,947)	$75,652,396

	December 31, 2019
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$102,448,565	$4,345,053	$(46,614)	$106,747,004	$2,071,583	$(95,173)	$108,723,414
Adjustable-rate pass-through	1,474,818	72,245	(1,400)	1,545,663	10,184	(31,516)	1,524,331
CMO	156,937	2,534	—	159,471	545	—	160,016
Interest-only	4,486,845	862,905	—	862,905	2,787	(157,130)	708,562
Multifamily	1,619,900	19,981	(2,280)	1,637,601	82,292	(2,696)	1,717,197
Reverse mortgages	54,553	5,053	—	59,606	550	(309)	59,847
Total agency investments	$110,241,618	$5,307,771	$(50,294)	$111,012,250	$2,167,941	$(286,824)	$112,893,367
Residential credit
CRT (2)	$517,110	$15,850	$(2,085)	$515,950	$16,605	$(1,233)	$531,322
Alt-A	160,957	250	(22,306)	138,901	12,482	—	151,383
Prime	277,076	3,362	(17,794)	262,644	14,142	(529)	276,257
Prime interest-only	391,234	3,757	—	3,757	—	(590)	3,167
Subprime	370,263	1,356	(59,727)	311,892	37,205	(118)	348,979
NPL/RPL	164,180	351	(440)	164,091	191	(14)	164,268
Prime jumbo (>=2010 vintage)	182,709	1,026	(4,281)	179,454	5,360	(150)	184,664
Prime jumbo (>=2010 vintage) Interest-only	554,189	9,001	—	9,001	—	(1,851)	7,150
Total residential credit securities	$2,617,718	$34,953	$(106,633)	$1,585,690	$85,985	$(4,485)	$1,667,190
Total Residential Securities	$112,859,336	$5,342,724	$(156,927)	$112,597,940	$2,253,926	$(291,309)	$114,560,557
Commercial
Commercial Securities	$263,965	$10,873	$(9,393)	$265,445	$7,710	$(132)	$273,023
Total securities	$113,123,301	$5,353,597	$(166,320)	$112,863,385	$2,261,636	$(291,441)	$114,833,580

(1) Principal/Notional amount includes $354.6 million and $0 million of an Agency CMBS interest-only security    as of December 31, 2020 and December 31, 2019, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
(2) Principal/Notional amount includes $10.7 million and $14.9 million of a CRT interest-only security as of December 31, 2020 and December 31, 2019, respectively.

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Investment Type	(dollars in thousands)
Fannie Mae	$56,218,033	$76,656,831
Freddie Mac	17,735,041	36,087,100
Ginnie Mae	113,985	149,436
Total	$74,067,059	$112,893,367

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2020 and 2019, according to their estimated weighted average life classifications:

	December 31, 2020		December 31, 2019
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$110,203	$109,540	$3,997	$4,543
Greater than one year through five years	45,643,138	43,404,877	36,290,254	35,581,833
Greater than five years through ten years	28,509,058	27,610,923	77,732,756	76,504,845
Greater than ten years	1,309,255	1,279,353	533,550	506,719
Total	$75,571,654	$72,404,693	$114,560,557	$112,597,940

The estimated weighted average lives of the Residential Securities at December 31, 2020 and 2019 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$777,586	$(2,030)	30	$7,388,239	$(24,056)	139
12 Months or more	—	—	—	11,619,280	(105,329)	352
Total	$777,586	$(2,030)	30	$19,007,519	$(129,385)	491

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
During the years ended December 31, 2020 and 2019, the Company disposed of $51.8 billion and $25.5 billion, respectively, of Residential Securities. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the years ended December 31, 2020 and 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the year ended	(dollars in thousands)
December 31, 2020	$942,450	$(305,449)	$637,001
December 31, 2019	$172,518	$(210,317)	$(37,799)

6. LOANS

The Company invests in residential, commercial and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of December 31, 2020 and 2019, the Company reported $0.3 billion and $1.6 billion, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The Company recorded loan loss provisions of $147.6 million, $16.6 million and $3.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, the Company’s loan loss allowance was $169.5 million and $20.1 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the year ended December 31, 2020:

	Residential	Commercial	Corporate	Total
	(dollars in thousands)
Beginning balance January 1, 2020	$1,647,787	$669,713	$2,144,850	$4,462,350
Impact of adopting CECL	—	(3,599)	(29,653)	(33,252)
Purchases / originations	1,168,830	217,329	1,061,644	2,447,803
Sales and transfers (1)	(2,298,391)	(235,533)	(357,930)	(2,891,854)
Principal payments	(154,864)	(77,422)	(576,759)	(809,045)
Gains / (losses) (2)	(11,854)	(74,965)	(14,429)	(101,248)
(Amortization) / accretion	(5,698)	2,558	12,207	9,067
Ending balance December 31, 2020	$345,810	$498,081	$2,239,930	$3,083,821

(1)     Includes securitizations, syndications and transfers to securitization vehicles or REO. Includes transfer of residential loans to securitization vehicles with a carrying value of $1.9 billion during the year ended December 31, 2020.

(2) Includes loan loss allowances.

The carrying value of the Company’s residential loans held for sale was $47.0 million and $66.7 million at December 31, 2020 and 2019, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value	$3,595,061	$4,246,161
Unpaid principal balance	$3,482,865	$4,133,149

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2020 and 2019 for these investments:

	For the Years Ended
	December 31, 2020	December 31, 2019
	(dollars in thousands)
Interest income	$170,259	$150,066
Net gains (losses) on disposal of investments	(38,372)	(18,619)
Net unrealized gains (losses) on instruments measured at fair value through earnings	37,693	51,290
Total included in net income (loss)	$169,580	$182,737

The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2020 and 2019 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2020		December 31, 2019
Property location	% of Balance	Property location	% of Balance
California	48.9%	California	52.1%
New York	14.0%	New York	10.5%
Florida	6.0%	Florida	5.3%
All other (none individually greater than 5%)	31.1%	All other (none individually greater than 5%)	32.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$473	$1 - $3,448	$459
Interest rate	0.50% - 9.24%	4.89%	2.00% - 8.38%	4.94%
Maturity	7/1/2029 - 1/1/2061	4/17/2046	1/1/2028 - 12/1/2059	12/29/2047
FICO score at loan origination	505 - 829	755	505 - 829	758
Loan-to-value ratio at loan origination	8% - 104%	67%	8% - 105%	67%
At December 31, 2020 and 2019, approximately 37% and 36%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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
Management generally reviews the most recent financial information and metrics derived therefrom produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s commercial real estate loans and preferred equity interests (“CRE Debt and Preferred Equity Investments”), and may consider other factors management deems important. Management also reviews market pricing to assess each borrower’s ability to refinance their respective assets at the maturity of each loan, in addition to economic trends (both macro and those affecting the property specifically), and the supply and demand of competing projects in the sub-market in which each subject

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
property is located.  Management monitors the financial condition and operating results of its borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.
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
The Company’s commercial loans are collateral-dependent and, as such, for loans experiencing credit deterioration, the Company is required to record an allowance based upon the fair value of the underlying collateral if foreclosure is probable or if the practical expedient is elected. For the year ended December 31, 2020, the Company recorded a loan loss provision on impaired commercial loans of $78.4 million with a principal balance and carrying value, net of allowances of $181.2 million and $113.6 million, respectively, based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in level three of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. For the year ended December 31, 2019, the Company recorded a loan loss provision of $9.2 million on commercial loans with a principal balance and carrying value, net of allowances of $43.6 million and $30.9 million, respectively.
As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020. For the year ended December 31, 2020, the Company recorded a net loan loss provision of $54.8 million based upon its Loss Given Default methodology recorded in Loan loss provision in the Consolidated Statements of Comprehensive Income (Loss).

During the year ended December 31, 2020, the Company modified five commercial loans with a carrying value of $243.8 million at December 31, 2020. The maturity dates on four commercial loans were extended and one commercial loan was granted a 120 day forbearance. Additionally, as part of the restructuring two loans had partial paydowns totaling $4.5 million. The loan loss allowance recorded for these commercial loans was $23.6 million at December 31, 2020. Future funding commitments on the restructured loans total $4.1 million.
At December 31, 2020 and December 31, 2019, the amortized cost basis of commercial loans on nonaccrual status was $46.8 million and $175.2 million, respectively. For the years ended December 31, 2020 and 2019, the Company recognized interest income on commercial loans on nonaccrual status of $2.1 million and ($0.1) million, respectively.
At December 31, 2020 and December 31, 2019, the Company had unfunded commercial real estate loan commitments of $99.3 million and $181.4 million respectively. At December 31, 2020, the liability related to the expected credit losses on the unfunded commercial loan commitments was $5.1 million.
At December 31, 2020 and 2019, approximately 94% and 92%, respectively, of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles and excluding commercial loans held for sale, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The sector attributes of the Company’s commercial real estate investments held for investment, including loans transferred or pledged to securitization vehicles, at December 31, 2020 and December 31, 2019 were as follows:

	Sector Dispersion
	December 31, 2020		December 31, 2019
	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
	(dollars in thousands)
Office	$650,034	47.4%	$681,129	42.4%
Retail	256,493	18.7%	389,076	24.2%
Multifamily	250,095	18.2%	262,302	16.3%
Hotel	115,536	8.4%	135,681	8.4%
Industrial	60,097	4.4%	82,441	5.1%
Other	20,302	1.5%	36,589	2.3%
Healthcare	19,873	1.4%	18,873	1.3%
Total	$1,372,430	100.0%	$1,606,091	100.0%

At December 31, 2020 and 2019, commercial real estate investments held for investment were comprised of the following:

	December 31, 2020			December 31, 2019
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$387,124	$373,925	25.7%	$503,499	$499,690	30.9%
Senior securitized mortgages (3)	938,859	874,349	62.3%	940,546	936,378	57.8%
Mezzanine loans	181,261	124,156	12.0%	183,064	170,023	11.3%
Total	$1,507,244	$1,372,430	100.0%	$1,627,109	$1,606,091	100.0%

(1)     Carrying value includes unamortized origination fees of $4.9 million and $8.3 million at December 31, 2020 and 2019, respectively.
(2)      Based on outstanding principal.
(3)      Assets of consolidated VIEs.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for investment at December 31, 2020 and 2019:

December 31, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	206,090	—	12,374	218,464
Principal payments	(77,344)	(144,308)	(78)	(221,730)
Principal write off	—	—	(7,000)	(7,000)
Transfers (3)	(245,120)	142,621	(7,100)	(109,599)
Net (increase) decrease in origination fees	(1,055)	(653)	(80)	(1,788)
Realized gain	204	—	—	204
Amortization of net origination fees	2,371	2,460	187	5,018
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,263)	(4,166)	(1,336)	(7,765)
Current period allowance	(8,648)	(57,983)	(66,521)	(133,152)
Write offs	—	—	23,687	23,687
Ending allowance	(10,911)	(62,149)	(56,873)	(129,933)
Net carrying value (December 31, 2020)	$373,925	$874,349	$124,156	$1,372,430

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2019
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$981,202	$—	$315,601	$1,296,803
Originations & advances (principal)	572,204	—	21,709	593,913
Principal payments	(16,785)	(150,245)	(149,633)	(316,663)
Transfers (3)	(1,034,754)	1,083,487	(8,675)	40,058
Net (increase) decrease in origination fees	(4,200)	—	(184)	(4,384)
Amortization of net origination fees	2,023	3,136	412	5,571
Net (increase) decrease in allowance	—	—	$(9,207)	(9,207)
Net carrying value (December 31, 2019)	$499,690	$936,378	$170,023	$1,606,091

(1) Represents assets of consolidated VIEs.
(2) Excludes loan loss allowances.
(3) Includes transfers to securitization vehicles or REO.

The following table provides the internal loan risk ratings of commercial real estate investments held for investment as of December 31, 2020.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	Prior
(dollars in thousands)
1-4 / Performing	$300,623	$111,177	$134,923	$—	$12,972	$—	$41,551
5 / Performing - Closely Monitored	145,231	—	145,231	—	—	—	—
6 / Performing - Special Mention	628,224	58,648	135,868	267,555	96,982	69,171	—
7 / Substandard	205,026	9,368	78,407	66,294	—	—	50,957
8 / Doubtful	93,326	—	—	39,704	53,622	—	—
9 / Loss (2)	—	—	—	—	—	—	—
Total	$1,372,430	$179,193	$494,429	$373,553	$163,576	$69,171	$92,508

(1) The amortized cost basis excludes accrued interest. As of December 31, 2020, the Company had $3.8 million of accrued interest receivable on commercial loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
For the year ended December 31, 2020, the Company recorded a loan loss provision of $4.5 million on impaired corporate loans using a discounted cash flow methodology. During the year ended December 31, 2020, the loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off. For the year ended December 31, 2019, the Company recorded a loan loss provision of $7.4 million on a corporate loan with a principal balance and carrying value of $19.6 million and $12.2 million, respectively. There was no provision for loan loss recorded for the year ended December 31, 2018.
As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020. For the year ended December 31, 2020, the Company recorded a net loan loss provision on corporate loans of $9.9 million, based upon its Loss Given Default methodology.
As of December 31, 2020 and December 31, 2019, the amortized cost basis of corporate loans on nonaccrual status was $0.0 and $12.2 million, respectively. For the years ended December 31, 2020 and 2019, the Company recognized interest income on corporate loans on nonaccrual status of $0.0 million and $1.5 million, respectively.
At December 31, 2020 and December 31, 2019, the Company had unfunded corporate loan commitments of $87.3 million and $81.2 million, respectively. At December 31, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $0.7 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at December 31, 2020 and 2019 are as follows:

	Industry Dispersion
	December 31, 2020	December 31, 2019
	Total (1)	Total (1)
	(dollars in thousands)
Computer programming, data processing & other computer related services	483,142	394,193
Management and public relations services	300,869	339,179
Industrial Inorganic Chemical	156,391	—
Public warehousing and storage	132,397	107,029
Metal cans & shipping containers	115,670	118,456
Offices and clinics of doctors of medicine	104,781	106,993
Surgical, medical, and dental instruments and supplies	83,161	102,182
Electronic components & accessories	78,129	24,000
Engineering, architectural & surveying	77,308	124,201
Miscellaneous Industrial & Commercial	77,163	78,908
Insurance agents, brokers and services	67,193	75,410
Research, development and testing services	62,008	45,610
Miscellaneous Food Preparations	58,857	—
Telephone communications	58,450	61,210
Miscellaneous equipment rental and leasing	49,587	49,776
Electrical work	41,128	43,175
Petroleum and petroleum products	33,890	24,923
Medical and dental laboratories	30,711	41,344
Schools and educational services, not elsewhere classified	29,040	19,586
Home health care services	28,587	29,361
Metal Forgings and Stampings	27,523	—
Legal Services	26,399	—
Grocery stores	22,895	23,248
Coating, engraving and allied services	19,484	47,249
Chemicals & Allied Products	14,686	15,002
Miscellaneous business services	12,980	164,033
Drugs	12,942	15,923
Mailing, reproduction, commercial art and photography, and stenographic	12,733	14,755
Machinery, Equipment & Supplies	12,096	—
Offices of clinics and other health practitioners	9,730	10,098
Nonferrous foundries (castings)	—	30,191
Motor vehicles and motor vehicle parts and supplies	—	28,815
Miscellaneous plastic products	—	10,000
Total	$2,239,930	$2,144,850

(1) All middle market lending positions are floating rate.

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
First lien loans	$1,489,125	$1,396,140
Second lien loans	750,805	748,710
Total	$2,239,930	$2,144,850

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at December 31, 2020 and December 31, 2019:

December 31, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	834,211	227,433	1,061,644
Principal payments	(444,759)	(132,000)	(576,759)
Amortization & accretion of (premium) discounts	8,374	3,832	12,206
Loan restructuring	(19,550)	2,818	(16,732)
Sales (2)	(273,887)	(79,203)	(353,090)
Allowance for loan losses
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period allowance	(12,510)	(1,919)	(14,429)
Write offs	11,893	—	11,893
Ending allowance	(18,767)	(20,785)	(39,552)
Net carrying value (December 31, 2020)	$1,489,125	$750,805	$2,239,930
(1) Excludes loan loss allowances.
(2) Includes syndications.

December 31, 2019
	First Lien	Second Lien	Total
	(dollars in thousands)
Net carrying value (January 1, 2019)	$1,346,356	$540,826	$1,887,182
Originations & advances	542,463	345,573	888,036
Principal payments	(228,302)	(140,625)	(368,927)
Amortization & accretion of (premium) discounts	5,960	2,936	8,896
Sales	(262,974)	—	(262,974)
Net (increase) decrease in allowance	(7,363)	—	(7,363)
Net carrying value (December 31, 2019)	1,396,140	748,710	2,144,850

The following table provides the amortized cost basis of corporate debt held for investment as of December 31, 2020 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2020	2019	2018	2017	2016	2015
(dollars in thousands)
1-5 / Performing	$1,760,669	$499,186	$400,873	$402,712	$355,369	$68,191	$34,338
6 / Performing - Closely Monitored	$337,386	38,495	—	283,464	15,427	—	—
7 / Substandard	$141,875	—	47,742	43,206	50,927	—	—
8 / Doubtful	$—	—	—	—	—	—	—
9 / Loss	$—	—	—	—	—	—	—
Total	$2,239,930	$537,681	$448,615	$729,382	$421,723	$68,191	$34,338

(1) The amortized cost basis excludes accrued interest and includes deferred loan fees on unfunded loans. As of December 31, 2020, the Company had $11.0 million of accrued interest receivable on corporate loans, which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition, and $1.4 million of deferred loan fees on unfunded loans, which is reported in Loans, net in the Consolidated Statements of Financial Condition.

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
The following table presents activity related to MSRs for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Fair value, beginning of period	$378,078	$557,813
Sales	(72,160)	—
Change in fair value due to
Changes in valuation inputs or assumptions (1)	(107,517)	(102,016)
Other changes, including realization of expected cash flows	(97,506)	(77,719)
Fair value, end of period	$100,895	$378,078

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the years ended December 31, 2020 and 2019, the Company recognized $66.6 million and $108.0 million of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
The Commercial Trusts mortgage loans had an aggregate unpaid principal balance of $2.3 billion and $2.3 billion at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the underlying loans or debt issued by securitization vehicles at December 31, 2020 and 2019 based upon the Company’s process of monitoring events of default on the underlying mortgage loans.
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
Collateralized Loan Obligation
In February 2019, the Company closed NLY 2019-FL2, a managed commercial real estate collateralized loan obligation (“CLO”) securitization with a face value of $857.3 million, which provides non-recourse financing to the Company collateralized by certain commercial real estate mortgage loans originated by the Company. As of December 31, 2020 a total of $625.8 million of notes were held by third parties and the Company retained or purchased $202.4 million of subordinated notes and preferred shares, which eliminate upon consolidation. The Company has determined that it is the primary beneficiary because it has the right to direct the servicer as well as remove the special servicer without cause and it holds variable interests that could be potentially significant to the CLO. The transfers of loans to the CLO did not qualify for sale accounting because the Company maintains effective control over the loans. The Company elected the fair value option for the financial liabilities issued by the CLO in order to simplify the accounting; however, the commercial loans continue to be carried at amortized cost as they were not eligible for the fair value option as it was not elected at origination of the loans. The Company incurred $8.3 million of costs in connection with the CLO that were expensed as incurred during the year ended December 31, 2019. The aggregate unpaid principal balance of loans in the CLO was $856.9 million at December 31, 2020 and there were no loans 90 days or more past due or on nonaccrual status. There is no gain or loss attributable to instrument-specific credit risk of the debt securities at December 31, 2020 based upon the Company’s process of monitoring events of default on the underlying mortgage loans. The contractual principal amount of the CLO debt held by third parties was $633.9 million at December 31, 2020.
Multifamily Securitization
In November 2019, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest only securities with a notional balance of $0.5 billion. At the inception of the arrangements, the Company determined that it was the primary beneficiary based upon its involvement in the design of these VIEs and through the retention of a significant variable interest in the VIEs. The Company elected the fair value option for the financial liabilities of these VIEs in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase. During the year ended December 31, 2020, the Company deconsolidated the 2019 multifamily VIE since it sold all of its interest only securities and no longer retains a significant variable interest in the entity. As a result of the deconsolidation of this VIE, the Company derecognized approximately $1.2 billion of securities and approximately $1.1 billion of debt issued by securitization vehicles and recognized a realized gain of $104.8 million, which is included in Net gains (losses) on disposal of investments and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred $1.1 million of costs in connection with the 2020 multifamily securitization that were expensed as incurred during the year ended December 31, 2020.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $23.0 million and $57.3 million at December 31, 2020 and 2019, respectively.
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

As of December 31, 2020 and 2019, a total of $2.6 billion and $2.0 billion, respectively, of bonds were held by third parties and the Company retained $653.0 million and $565.7 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. During the years ended December 31, 2020 and 2019, the Company incurred $7.2 million and $9.0 million, respectively, of costs in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $2.5 billion and $1.9 billion at December 31, 2020 and 2019, respectively.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2020 and 2019, the borrowing limit on this facility was $625.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $786.9 million and $741.3 million at December 31, 2020 and 2019, respectively. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At December 31, 2020 and 2019, the subsidiary had an intercompany receivable of $441.1 million and $426.6 million, respectively, which eliminates upon consolidation and an Other secured financing of $441.1 million and $426.6 million, respectively, to the third party financial institution.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2020 and 2019, the borrowing limit on this facility was $320.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $400.4 million and $413.7 million at December 31, 2020 and 2019, respectively, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At December 31, 2020 and 2019, the subsidiary had an Other secured financing of $209.7 million and $244.2 million, respectively, to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. At of December 31, 2020 and 2019, the Borrower had an Other secured financing of $236.6 million and $157.5 million, respectively, to the third party financial institution.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.5 billion at December 31, 2020. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the CLO, multifamily securitizations, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2020 and 2019 are as follows:

December 31, 2020
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$22,241
Loans	—	—	47,048
Assets transferred or pledged to securitization vehicles	2,166,073	40,035	—
Mortgage servicing rights	—	—	100,895
Principal and interest receivable	5,509	226	—
Other assets	—	—	—
Total assets	$2,171,582	$40,261	$170,184
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,836,785	$23,351	$—
Other secured financing	—	—	30,420
Payable for unsettled trades	—	—	3,076
Interest payable	1,697	55	—
Other liabilities	—	246	13,345
Total liabilities	$1,838,482	$23,652	$46,841

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2019
	Commercial Trusts	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$67,455
Loans	—	—	66,722
Assets transferred or pledged to securitization vehicles	2,345,120	75,924	—
Mortgage servicing rights	—	—	378,078
Principal and interest receivable	7,085	408	—
Other assets	—	—	27,021
Total assets	$2,352,205	$76,332	$539,276
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,967,523	$57,905	$—
Other secured financing	—	—	38,981
Payable for unsettled trades	—	—	18,364
Interest payable	3,008	137	—
Other liabilities	—	78	2,393
Total liabilities	$1,970,531	$58,120	$59,738

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the credit facility VIEs, multifamily securitizations, OBX Trusts and CLO, at December 31, 2020 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Commercial Trusts			Residential Trusts
Property Location	Principal Balance	% of Balance	Property Location	Principal Balance	% of Balance
(dollars in thousands)
California	$1,051,276	32.4%	California	$18,692	47.4%
Texas	459,256	14.2%	Illinois	5,356	13.6%
New York	369,691	11.4%	Texas	4,972	12.6%
Florida	196,865	6.1%	Massachusetts	2,265	5.7%
Washington	182,000	5.6%	Other (1)	8,174	20.7%
Arizona	171,102	5.3%
Other (1)	811,282	25.0%
Total	$3,241,472	100.0%		$39,459	100.0%

(1)    No individual state greater than 5%.

Corporate Debt Transfers
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the year ended December 31, 2020, the Company transferred $159.3 million of loans for cash. The loan transfers were accounted for as sales.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the r fund is the management and performance fees that it earns, which are not considered variable interests in the entity. During the year ended December 31, 2020 the Company issued participating interests in residential mortgage loans of $39.2 million to the residential credit fund. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowing, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition at December 31, 2020. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
There was no real estate acquired in settlement of residential mortgage loans at December 31, 2020 or December 31, 2019 other than real estate held by securitization trusts that the Company was required to consolidate. The Company would be considered to have received physical possession of residential real estate property collateralizing a residential mortgage loan, so that the loan is derecognized and the real estate property would be recognized, if either (i) the Company obtains legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveys all interest in the residential real estate property to the Company to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
During the year ended December 31, 2020, the Company took title of two commercial real estate properties for $79.8 million through foreclosure or deed-in-lieu of foreclosure. There were no new acquisitions of real estate holdings during the year ended December 31, 2019. A portfolio of health care properties with a carrying value of $124.5 million, including intangible assets, was sold during the year ended December 31, 2020 and a gain on sale of $19.7 million was recognized. The Company sold two of its wholly owned triple net leased properties during the year ended December 31, 2019 for $25.2 million and recognized a gain on sale of $7.5 million.
The weighted average amortization period for intangible assets and liabilities at December 31, 2020 is 5.5 years. Above market leases and leasehold intangible assets are included in Intangible assets, net and below market leases are included in Other liabilities in the Consolidated Statements of Financial Condition.

	December 31, 2020	December 31, 2019
Real estate, net	(dollars in thousands)
Land	$164,240	$121,720
Buildings and improvements	493,432	571,396
Furniture, fixtures and equipment	6,240	11,238
Subtotal	663,912	704,354
Less: accumulated depreciation	(100,147)	(87,532)
Total real estate held for investment, at amortized cost, net	563,765	616,822
Equity in unconsolidated joint ventures	92,549	108,816
Total real estate, net	$656,314	$725,638

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Depreciation expense was $22.7 million and $23.7 million for the years ended December 31, 2020 and 2019, respectively and is included in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

Rental Income
The minimum rental amounts due under leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for certain operating costs. Rental income is included in Other income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2020 for consolidated investments in real estate are as follows:

December 31, 2020
(dollars in thousands)
2021	$44,267
2022	39,981
2023	36,161
2024	30,645
2025	24,362
Later years	60,971
Total	$236,387

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At December 31, 2020 and 2019, $1.5 billion and $517.8 million, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk. In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
Swaptions – Swaptions are purchased or sold to mitigate the potential impact of increases or decreases in interest rates.  Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future.  The Company’s swaptions are not centrally cleared. The premium paid or received for swaptions is reported as an asset or liability in the Consolidated Statements of Financial Condition. If a swaption expires unexercised, the realized gain (loss) on the swaption would be equal to the premium received or paid. If the Company sells or exercises a swaption, the realized gain (loss) on the swaption would be equal to the difference between the cash received or the fair value of the underlying interest rate swap received and the premium paid.
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
The table below summarizes fair value information about our derivative assets and liabilities at December 31, 2020 and 2019:

Derivatives Instruments	December 31, 2020	December 31, 2019
Assets	(dollars in thousands)
Interest rate swaps	$—	$1,199
Interest rate swaptions	74,470	11,580
TBA derivatives	96,109	15,181
Futures contracts	506	77,889
Purchase commitments	49	2,050
Credit derivatives (1)	—	5,657
	$171,134	$113,556
Liabilities
Interest rate swaps	$1,006,492	$706,862
TBA derivatives	—	11,316
Futures contracts	19,413	84,781
Purchase commitments	—	907
Credit derivatives (1)	7,440	—
	$1,033,345	$803,866

(1) The notional amount of the credit derivatives in which the Company purchased protection was $0.0 and $10.0 million at December 31, 2020 and December 31, 2019, respectively. The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $504.0 million and $345.0 million at December 31, 2020 and December 31, 2019, respectively, plus any coupon shortfalls on the underlying tranche. As of December 31, 2020 and 2019, the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and A, and AA and BBB-, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2020 and 2019:

December 31, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$23,680,150	0.27%	0.11%	1.96
3 - 6 years	3,600,000	0.18%	0.09%	4.21
6 - 10 years	5,565,500	1.40%	0.62%	7.76
Greater than 10 years	1,484,000	3.06%	0.36%	20.52
Total / Weighted average	$34,329,650	0.92%	0.37%	3.94

December 31, 2019
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$38,942,400	1.60%	1.84%	1.29
3 - 6 years	16,097,450	1.77%	1.87%	4.30
6 - 10 years	16,176,500	2.20%	2.02%	9.00
Greater than 10 years	2,930,000	3.76%	1.86%	17.88
Total / Weighted average	$74,146,350	1.84%	1.89%	4.23

(1) As of December 31, 2020, 17%, 72% and 11% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2019, 75% and 25% of the Company’s interest rate swaps were linked to LIBOR and the overnight index swap rate, respectively.
(2) There were no forward starting swaps at December 31, 2020 and December 31, 2019.
(3) As of December 31, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table presents swaptions outstanding at December 31, 2020 and 2019.

December 31, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$8,050,000	1.27%	3M LIBOR	10.40	5.42
Long receive	$250,000	1.66%	3M LIBOR	10.02	0.13

December 31, 2019
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,675,000	2.53%	3M LIBOR	9.22	4.66
Long receive	$2,000,000	1.49%	3M LIBOR	10.29	3.40

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2020 and 2019:

December 31, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,635,000	$20,277,088	$20,373,197	$96,109

December 31, 2019
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,043,000	$10,182,891	$10,192,038	9,147
Sale contracts	(3,144,000)	(3,294,486)	(3,299,768)	(5,282)
Net TBA derivatives	$6,899,000	$6,888,405	$6,892,270	$3,865

The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2020 and 2019:

December 31, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(1,240,000)	4.40
U.S. Treasury futures - 10 year and greater	—	(9,183,800)	6.90
Total	$—	$(10,423,800)	6.60

December 31, 2019
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(180,000)	1.96
U.S. Treasury futures - 5 year	—	(2,953,300)	4.42
U.S. Treasury futures - 10 year and greater	2,600,000	(5,806,400)	9.74
Total	$2,600,000	$(8,939,700)	8.26

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at December 31, 2020 and 2019, respectively.

December 31, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$74,470	$—	$—	$74,470
TBA derivatives, at fair value	96,109	—	—	96,109
Futures contracts, at fair value	506	(506)	—	—
Purchase commitments	49	—	—	49
Liabilities
Interest rate swaps, at fair value	$1,006,492	$—	$(108,757)	$897,735
Futures contracts, at fair value	19,413	(506)	(18,907)	—
Credit derivatives	7,440	—	(7,440)	—

December 31, 2019
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$1,199	$(951)	$—	$248
Interest rate swaptions, at fair value	11,580	—	—	11,580
TBA derivatives, at fair value	15,181	(5,018)	—	10,163
Futures contracts, at fair value	77,889	(10,902)	—	66,987
Purchase commitments	2,050	—	—	2,050
Credit derivatives	5,657	—	—	5,657
Liabilities
Interest rate swaps, at fair value	$706,862	$(951)	$(104,205)	$601,706
TBA derivatives, at fair value	11,316	(5,018)	—	6,298
Futures contracts, at fair value	84,781	(10,902)	(73,879)	—
Purchase commitments	907	—	—	907

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the years ended	(dollars in thousands)
December 31, 2020	$(207,877)	$(1,917,628)	$(904,532)
December 31, 2019	$351,375	$(1,442,964)	$(1,210,276)
December 31, 2018	$100,553	$1,409	$424,081

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$893,120	$92,244	$985,364
Net interest rate swaptions	11,730	46,301	58,031
Futures	(268,084)	(12,015)	(280,099)
Purchase commitments	—	(1,093)	(1,093)
Credit derivatives	6,068	(11,966)	(5,898)
Total			$756,305

Year Ended December 31, 2019
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$464,575	$(137,823)	$326,752
Net interest rate swaptions	(47,863)	(15,961)	(63,824)
Futures	(1,418,143)	455,417	(962,726)
Purchase commitments	—	333	333
Credit derivatives	8,077	10,618	18,695
Total			$(680,770)

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2020 was approximately $0.9 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$74,067,059	$—	$74,067,059
Credit risk transfer securities	—	532,403	—	532,403
Non-Agency mortgage-backed securities	—	972,192	—	972,192
Commercial mortgage-backed securities	—	80,742	—	80,742
Loans
Residential mortgage loans	—	345,810	—	345,810
Mortgage servicing rights	—	—	100,895	100,895
Assets transferred or pledged to securitization vehicles	—	6,035,671	—	6,035,671
Derivative assets
Other derivatives	506	170,628	—	171,134
Total assets	$506	$82,204,505	$100,895	$82,305,906
Liabilities
Debt issued by securitization vehicles	—	5,652,982	—	5,652,982
Participations issued	—	39,198	—	39,198
Derivative liabilities
Interest rate swaps	—	1,006,492	—	1,006,492
Other derivatives	19,413	7,440	—	26,853
Total liabilities	$19,413	$6,706,112	$—	$6,725,525

December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$112,893,367	$—	$112,893,367
Credit risk transfer securities	—	531,322	—	531,322
Non-Agency mortgage-backed securities	—	1,135,868	—	1,135,868
Commercial mortgage-backed securities	—	273,023	—	273,023
Loans
Residential mortgage loans	—	1,647,787	—	1,647,787
Mortgage servicing rights	—	—	378,078	378,078
Assets transferred or pledged to securitization vehicles	—	6,066,082	—	6,066,082
Derivative assets
Interest rate swaps	—	1,199	—	1,199
Other derivatives	77,889	34,468	—	112,357
Total assets	$77,889	$122,583,116	$378,078	$123,039,083
Liabilities
Debt issued by securitization vehicles	$—	$5,622,801	$—	$5,622,801
Derivative liabilities
Interest rate swaps	—	706,862	—	706,862
Other derivatives	84,781	12,223	—	97,004
Total liabilities	$84,781	$6,341,886	$—	$6,426,667

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

	December 31, 2020		December 31, 2019
		Range		Range
Valuation Technique	Unobservable Input (1)	(Weighted Average ) (2)	Unobservable Input (1)	(Weighted Average ) (2)
Discounted cash flow	Discount rate	9.0% - 12.0% (9.4%)	Discount rate	9.0% - 12.0% (9.3%)
	Prepayment rate	19.3% - 55.5% (42.0%)	Prepayment rate	6.3% - 26.6% (13.7%)
	Delinquency rate	0.0% - 6.0% (2.5%)	Delinquency rate	0.0% - 4.0% (2.2%)
	Cost to service	$83 - $108 ($98)	Cost to service	$81 - $135 ($107)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSRs, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSRs.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2020 and 2019.

	December 31, 2020		December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$1,372,430	$1,442,071	$1,606,091	$1,619,018
Corporate debt held for investment	2,239,930	2,226,045	2,144,850	2,081,327
Assets transferred or pledged to securitization vehicles	874,349	928,732	936,378	944,618
Financial liabilities
Repurchase agreements	$64,825,239	$64,825,239	$101,740,728	$101,740,728
Other secured financing	917,876	917,876	4,455,700	4,455,700
Mortgage payable	426,256	474,779	485,005	515,994
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At December 31, 2020 and 2019, goodwill totaled $71.8 million.

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. The following table presents the activity of finite lived intangible assets for the year ended December 31, 2020.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2019	$20,957
Intangible assets acquired	50,360
Intangible assets divested	(5,320)
Less: amortization expense	(10,471)
Balance at December 31, 2020	$55,526

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
The Company had outstanding $64.8 billion and $101.7 billion of repurchase agreements with weighted average borrowing rates of 0.82% and 1.99%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 64 days and 65 days at December 31, 2020 and 2019, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $2.4 billion with remaining capacity of $1.9 billion at December 31, 2020.
At December 31, 2020 and 2019, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

December 31, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,151,875	129,993	354,904	76,799	—	128,267	30,841,838	0.29%
30 to 59 days	10,247,972	16,073	161,274	—	—	142,336	10,567,655	0.42%
60 to 89 days	8,181,410	99,620	259,401	—	—	28,406	8,568,837	0.30%
90 to 119 days	2,154,733	—	—	—	—	—	2,154,733	0.23%
Over 119 days (1)	12,008,920	—	274,860	107,924	271,801	28,671	12,692,176	0.36%
Total	$62,744,910	$245,686	$1,050,439	$184,723	$271,801	$327,680	$64,825,239	0.32%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2019
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Commercial Loans	Commercial Mortgage-Backed Securities	U.S. Treasury Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	36,030,104	237,897	698,091	—	416,439	—	37,382,531	2.15%
30 to 59 days	15,079,989	—	115,805	—	104,363	—	15,300,157	2.00%
60 to 89 days	21,931,335	30,841	151,920	—	3,639	—	22,117,735	1.97%
90 to 119 days	9,992,914	—	—	—	—	—	9,992,914	1.97%
Over 119 days (1)	16,557,123	—	58,712	303,078	28,478	—	16,947,391	1.90%
Total	$99,591,465	$268,738	$1,024,528	$303,078	$552,919	$—	$101,740,728	2.03%

 (1)    Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2020. No repurchase agreements had a remaining maturity over one year at December 31, 2019.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2020 and 2019. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2020		December 31, 2019
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$250,000	$65,075,239	$100,000	$101,840,728
Amounts offset	(250,000)	(250,000)	(100,000)	(100,000)
Netted amounts	$—	$64,825,239	$—	$101,740,728

Other Secured Financing - The Company previously financed a portion of its financial assets with advances from the Federal Home Loan Bank of Des Moines (“FHLB Des Moines”). Borrowings from FHLB Des Moines are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition. At December 31, 2020, the Company did not hold advances from the FHLB Des Moines. At December 31, 2019, $1.4 billion of advances from the FHLB Des Moines matured in less than one year and $2.1 billion matured between one to three years. The weighted average rate of the advances from the FHLB Des Moines was 2.16% at December 31, 2019. The Company held $4.4 million and $147.9 million of stock in the FHLB Des Moines at December 31, 2020 and December 31, 2019, respectively, which is reported at cost and included in Other assets on the Company’s Consolidated Statements of Financial Condition. Refer to the Note titled “Variable Interest Entities” for additional information on the Company’s other secured financing arrangements.

Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $70.6 billion and $0.2 billion, respectively, at December 31, 2020 and $112.8 billion and $357.9 million, respectively, at December 31, 2019.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Mortgage loans payable at December 31, 2020 and 2019, were as follows:

December 31, 2020
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,686	$318,302	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,607	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	24,464	25,000	L+2.85%	Floating	5/1/2023	First liens
Texas	31,127	32,582	3.28%	Fixed	2048 - 2053	First liens
Utah	9,706	9,706	L+2.75%	Floating	1/31/2021	First liens
Utah	6,969	6,986	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,039	13,072	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,658	7,677	3.69%	Fixed	6/1/2053	First liens
Total	$426,256	$429,650

December 31, 2019
Property	Mortgage Carrying Value	Mortgage Principal	Interest Rate	Fixed/Floating Rate	Maturity Date	Priority
(dollars in thousands)
Joint Ventures	$316,566	$318,562	4.03% - 4.96%	Fixed	2024 - 2029	First liens
Joint Ventures	16,029	16,325	L+2.15%	Floating	2/27/2022	First liens
Virginia	82,940	84,702	2.34% - 4.55%	Fixed	2036 - 2053	First liens
Texas	31,667	33,167	3.28%	Fixed	2048 - 2053	First liens
Utah	9,706	9,706	L+3.50%	Floating	1/31/2020	First liens
Utah	7,077	7,096	3.69%	Fixed	6/1/2053	First liens
Minnesota	13,243	13,276	3.69%	Fixed	6/1/2053	First liens
Wisconsin	7,777	7,797	3.69%	Fixed	6/1/2053	First liens
Total	$485,005	$490,631

The following table details future mortgage loan principal payments at December 31, 2020:

Mortgage Loan Principal Payments
(dollars in thousands)
2021	$11,123
2022	17,890
2023	26,626
2024	105,635
2025	186,929
Later years	81,447
Total	$429,650

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized and issued and outstanding at December 31, 2020 and 2019.

	Shares authorized		Shares issued and outstanding
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	Par Value
Common stock	2,914,850,000	2,914,850,000	1,398,240,618	1,430,106,199	$0.01
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
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock, which expired on December 31, 2020 (the “Prior Share Repurchase Program”). In December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “New Share Repurchase Program”). The New Share Repurchase Program replaced the Prior Share Repurchase Program. During the year ended December 31, 2020, the Company repurchased 32.4 million shares of its common stock for an aggregate amount of $208.9 million, excluding commission costs. During the year ended December 31, 2019, the Company repurchased 26.2 million shares of its common stock for an aggregate amount of $223.2 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	166,000	180,000
Amount raised from direct purchase and dividend reinvestment program	$1,175	$1,795
In January 2018, the Company entered into separate Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith, Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. No shares were issued under the at-the-market sales program during the year ended December 31, 2020. During the year ended December 31, 2019, the Company issued 56.0 million shares of common stock for proceeds of $569.1 million, net of commissions and fees, under the at-the-market sales program.

(B)    Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2020 and 2019. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Fixed-rate		(dollars in thousands)
Series D	18,400,000	18,400,000	—	18,400,000	—	445,457	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	19,550,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	18,400,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	85,150,000	85,150,000	63,500,000	81,900,000	$1,536,569	$1,982,026

(1)     Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2020, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
During the year ended December 31, 2020, the Company redeemed all 18.4 million of its issued and outstanding shares of 7.50% Series D Cumulative Redeemable Preferred Stock (“Series D Preferred Stock”) for $460.0 million. The cash redemption amount for each share of Series D Preferred Stock was $25.00.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2020	December 31, 2019
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,285,124	$1,516,323
Distributions declared per common share	$0.91	$1.05
Distributions paid to common stockholders after period end	$307,613	$357,527
Distributions paid per common share after period end	$0.22	$0.25
Date of distributions paid to common stockholders after period end	January 29, 2021	January 31, 2020
Dividends declared to series C preferred stockholders	$—	$7,414
Dividends declared per share of series C preferred stock	$—	$1.060
Dividends declared to series D preferred stockholders	$34,500	$34,500
Dividends declared per share of series D preferred stock	$1.875	$1.875
Dividends declared to series F preferred stockholders	$50,040	$50,040
Dividends declared per share of series F preferred stock	$1.738	$1.738
Dividends declared to series G preferred stockholders	$27,625	$27,624
Dividends declared per share of series G preferred stock	$1.625	$1.625
Dividends declared to series H preferred stockholders	$—	$1,862
Dividends declared per share of series H preferred stock	$—	$0.846
Dividends declared to series I preferred stockholders	$29,871	$15,135
Dividends declared per share of series I preferred stock	$1.688	$0.86

15. LONG-TERM STOCK INCENTIVE PLAN

Employees, Directors and other service providers of the Company are eligible to participate in the Company’s 2020 Equity Incentive Plan (the “Plan”), which provides for equity-based compensation in the form of stock options, share appreciation rights, dividend equivalent rights, restricted shares, restricted stock units (“RSUs”), and other share-based awards. The Company has the ability to award up to an aggregate of 125,000,000 shares under the terms of the Plan, subject to adjustment for any awards that were outstanding under the Company’s 2010 Equity Incentive Plan (the “Prior Plan”, collectively the “Plans") on the effective date of the Plan and subsequently expire, terminate, or are surrendered or forfeited. No new awards are permitted to be made under the Prior Plan, although existing awards remain effective.
Restricted Stock Units
The Company grants RSUs (including RSUs subject to performance conditions (“PSUs”)) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant. For RSUs that vest, the underlying shares of common stock are delivered (net of required withholding tax) as outlined in the applicable award agreements. PSUs are subject to the Company’s achievement of specified performance criteria and the number of awards that vest can range from zero to 150% of the grant amount. Award agreements generally provide that vesting is accelerated in certain circumstances, such as death and disability. Delivery of the underlying shares of common stock, which generally occurs over a three-year period, is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table sets forth activity related to the Company’s RSUs and PSUs awarded under the Plans:

	For the year ended
	December 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value
	(dollars in thousands)
Beginning balance	—	$—
Granted (1)	1,790,759	$7.24
Vested	(100,100)	$9.99
Forfeited (1)	(19,921)	$9.59
Ending balance (2)	1,670,738	$7.05

(1) Includes dividend equivalent rights.
(2) The ending balance includes 404,589 PSUs and related dividend equivalent rights subject to performance conditions and future service requirements, and represents the target amount of such PSUs that may be earned.

The Company recognized stock based compensation expense of $3.7 million for the year ended December 31, 2020. As of December 31, 2020, there was $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 2.24 years.

16. INTEREST INCOME AND INTEREST EXPENSE

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following presents the components of the Company’s interest income and interest expense for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended December 31,
	2020	2019	2018
Interest income	(dollars in thousands)
Residential Securities (1)	$1,718,960	$3,195,546	$2,830,521
Residential mortgage loans (1)	170,259	150,066	83,260
Commercial investment portfolio (1) (2)	338,763	378,395	356,981
U.S. Treasury securities	—	—	160
Reverse repurchase agreements	1,643	63,290	61,641
Total interest income	$2,229,625	$3,787,297	$3,332,563
Interest expense
Repurchase agreements	705,218	2,513,282	1,698,930
Debt issued by securitization vehicles	142,602	141,981	98,013
Participations issued	78	—	—
Other	51,214	129,612	100,917
Total interest expense	899,112	2,784,875	1,897,860
Net interest income	$1,330,513	$1,002,422	$1,434,703

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

17. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands, except per share data)
Net income (loss)	$(889,772)	$(2,163,091)	$54,148
Net income (loss) attributable to noncontrolling interests	1,391	(226)	(260)
Net income (loss) attributable to Annaly	(891,163)	(2,162,865)	54,408
Dividends on preferred stock	142,036	136,576	129,312
Net income (loss) available (related) to common stockholders	$(1,033,199)	$(2,299,441)	$(74,904)
Weighted average shares of common stock outstanding-basic	1,414,659,439	1,434,912,682	1,209,601,809
Add: Effect of stock awards, if dilutive	—	—	—
Weighted average shares of common stock outstanding-diluted	1,414,659,439	1,434,912,682	1,209,601,809
Net income (loss) per share available (related) to common share
Basic	$(0.73)	$(1.60)	$(0.06)
Diluted	$(0.73)	$(1.60)	$(0.06)

The computations of diluted net income (loss) per share available (related) to common share for the year ended December 31, 2020 excludes 1.0 million of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

18. INCOME TAXES

For the year ended December 31, 2020 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2020 and 2019.
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
During the years ended December 31, 2020, 2019 and 2018 the Company recorded ($28.4) million, ($10.8) million and ($2.4) million, respectively, of income tax benefit attributable to its TRSs. The Company’s federal, state and local tax returns from 2017 and forward remain open for examination.

19. RISK MANAGEMENT

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

20. RELATED PARTY TRANSACTIONS

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
For the six months ended June 30, 2020 prior to the closing of the Internalization, the compensation and management fee computed in accordance with the Management Agreement was $77.9 million. For the year ended December 31, 2019, the compensation and management fee was $170.6 million.
Prior to the closing of the Internalization, the Company reimbursed the Former Manager for certain services in connection with the management and operations of the Company and its subsidiaries as permitted under the terms of the Management Agreement. Such reimbursable expenses included the cost for certain legal, tax, accounting and other support and advisory services provided by employees of the Former Manager to the Company. Pursuant to the Management Agreement, until the closing of the Internalization, the Company reimbursed the Former Manager for the cost of such services, provided such costs were no greater than those that would be payable to comparable third party providers. Expense reimbursements and related waivers were routinely reviewed with the Audit Committee of the Board in conformance with established policies. For the years ended December 31, 2020 and December 31, 2019, reimbursement payments to the Former Manager were $14.2 million and $21.4 million, respectively. None of the reimbursement payments were attributable to compensation of the Company’s executive officers.
At December 31, 2020 and December 31, 2019 the Company had amounts payable to the Former Manager of $0 and $15.8 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

21. LEASE COMMITMENTS AND CONTINGENCIES

The Company adopted ASU 2016-02, Leases (Topic 842) on January 1, 2019 with no impact to retained earnings or other components of equity. The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of five years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the year ended December 31, 2020 was $3.2 million.
Supplemental information related to leases as of and for the year ended December 31, 2020 was as follows:

Operating Leases	Classification	December 31, 2020
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$13,167
Liabilities
Operating lease liabilities (1)	Other liabilities	$17,184
Lease term and discount rate
Weighted average remaining lease term		4.7 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,799
(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2021	$3,918
2022	3,862
2023	3,862
2024	3,862
2025	2,895
Later years	—
Total lease payments	$18,399
Less imputed interest	1,215
Present value of lease liabilities	$17,184

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2020 and 2019.

22. ARCOLA REGULATORY REQUIREMENTS

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance.  At December 31, 2020, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at December 31, 2020 was $422.3 million with excess net capital of $422.0 million.

SCHEDULE III

Schedule III - Real Estate and Accumulated Depreciation
(dollars in thousands)

December 31, 2020
			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amounts Carried at Close of Period 12/31/20
Location	Number of Properties	Encumbrances	Land	Buildings and Improvements	Improvements	Land	Buildings and Improvements	Total (1)	Accumulated Depreciation	Year of Construction	Date Acquired	Weighted-Average Depreciable Life (in years)
Retail - Carrollton, TX	1	$12,875	$3,961	$14,672	$9	$3,970	$14,672	$18,642	$(3,546)	1996	11/25/2015	38
Retail - Plano, TX	1	11,817	4,616	12,691	205	4,616	12,896	17,512	(3,368)	1994	11/25/2015	38
Retail - Grapevine, TX	1	12,692	4,713	13,888	248	4,713	14,136	18,849	(3,123)	1998	11/25/2015	38
Retail - Flower Mound, TX	1	13,085	4,963	14,477	14	4,963	14,491	19,454	(3,461)	1999	11/25/2015	38
Retail - Grapevine, TX	1	9,797	3,932	9,972	11	3,932	9,983	13,915	(2,401)	1994	11/25/2015	38
Retail - Flower Mound, TX	1	7,492	2,696	7,351	209	2,696	7,560	10,256	(2,424)	1992	11/25/2015	38
Retail - Flower Mound, TX	1	8,929	3,571	8,280	219	3,571	8,499	12,070	(1,774)	1996	11/25/2015	38
Retail - Plano, TX	1	4,637	1,459	4,533	95	1,459	4,628	6,087	(2,046)	1995	11/25/2015	38
Retail - Largo, FL	1	12,750	4,973	12,812	286	4,973	13,098	18,071	(3,255)	1988	8/14/2015	27
Retail - Grass Valley, CA	1	25,900	9,872	28,680	479	9,872	29,159	39,031	(7,979)	1988	10/27/2015	25
Multifamily - Washington, DC	1	57,500	31,999	42,623	1,155	31,999	43,778	75,777	(8,575)	1978, 2008	10/20/2015	28
Retail - Penfield, NY	1	23,558	4,121	22,413	1,546	4,122	23,958	28,080	(8,037)	1957	11/10/2014	24
Retail - Orchard Park, NY	1	12,888	4,204	20,617	224	4,189	20,856	25,045	(5,344)	1997, 2000	11/10/2014	32
Retail - Cheektowaga, NY	1	9,447	1,961	12,259	245	1,939	12,526	14,465	(3,317)	1978	11/10/2014	25
Retail - Amherst, NY	1	8,270	2,131	9,740	1,193	2,132	10,932	13,064	(2,871)	1986	11/10/2014	28
Retail - Ontario, NY	1	5,406	575	6,813	27	574	6,841	7,415	(2,189)	1998	11/10/2014	31
Retail - Irondequoit, NY	1	15,000	2,438	14,684	1,936	2,438	16,620	19,058	(4,824)	1972	11/10/2014	27
Retail - LeRoy, NY	1	3,492	374	4,922	405	343	5,358	5,701	(1,729)	1997	11/10/2014	29
Retail - Jamestown, NY	1	7,356	820	4,915	—	820	4,915	5,735	(1,783)	1997	11/10/2014	29
Retail - Warsaw, NY	1	3,415	407	4,117	6	407	4,123	4,530	(1,216)	1998	11/10/2014	31
Retail - Chillicothe, OH	1	7,887	1,262	10,819	57	1,262	10,876	12,138	(2,872)	1981, 1998	11/10/2014	26
Retail - Loganville, GA	1	7,230	3,217	8,386	604	3,217	8,990	12,207	(2,464)	1996	11/10/2014	28
Retail - Chillicothe, OH	1	7,700	2,282	9,566	209	2,282	9,775	12,057	(2,407)	1995	7/22/2015	25
Retail - Knoxville, TN	1	—	3,503	13,309	400	3,503	13,709	17,212	(2,980)	2002	4/9/2014	34
Office - Falls Church, VA	1	25,000	13,500	21,895	374	13,500	22,269	35,769	(1,571)	1990	3/23/2020	27
Retail - Washington DC	1	—	38,000	6,499	—	38,000	6,499	44,499	(81)	1977	8/28/2020	38
Healthcare - Abingdon, VA	1	—	370	15,061	(15,431)	—	—	—	—	2012	9/7/2018	44
Healthcare - Chase City, VA	1	—	160	11,894	(12,054)	—	—	—	—	2004	9/7/2018	36
Healthcare - Fredericksburg, VA	1	—	3,110	18,830	(21,940)	—	—	—	—	1983	9/7/2018	18
Healthcare - Gainesville, VA	1	—	1,470	13,894	(15,364)	—	—	—	—	2006	9/7/2018	38
Healthcare - Pennington Gap, VA	1	—	190	11,549	(11,739)	—	—	—	—	2001	9/7/2018	33
Healthcare - Manassas, VA	1	—	2,040	14,041	(16,081)	—	—	—	—	2006	9/7/2018	38
Healthcare - Radford, VA	1	—	370	12,623	(12,993)	—	—	—	—	2002	9/7/2018	34
Healthcare - Hopewell, VA	1	—	560	12,181	(12,741)	—	—	—	—	2005	9/7/2018	37
Healthcare - Clifton Forge, VA	1	—	710	5,368	(6,078)	—	—	—	—	1986	9/7/2018	18
Healthcare - Allen, TX	1	8,847	800	10,858	—	800	10,858	11,658	(1,452)	2000	9/7/2018	22
Healthcare - Frisco, TX	1	6,559	1,000	7,420	—	1,000	7,420	8,420	(828)	1999	9/7/2018	31
Healthcare - Garland, TX	1	8,999	740	10,705	—	740	10,705	11,445	(1,000)	2004	9/7/2018	36
Healthcare - Denison, TX	1	4,211	650	6,527	—	650	6,527	7,177	(1,078)	1992	9/7/2018	19
Healthcare - Lewisville, TX	1	3,966	870	7,020	—	870	7,020	7,890	(887)	2004	9/7/2018	26
Healthcare - Kaukauna, WI	1	7,677	240	8,904	—	240	8,904	9,144	(797)	2009, 2013	9/7/2018	34
Healthcare - Mankato, MN	1	7,372	660	9,040	—	660	9,040	9,700	(1,108)	2004	9/7/2018	21
Healthcare - Mankato, MN	1	5,700	410	6,618	—	410	6,618	7,028	(579)	2014	9/7/2018	31
Healthcare - St. George, UT	1	9,706	1,050	13,422	—	1,050	13,422	14,472	(1,031)	2014	9/7/2018	36
Healthcare - St. George, UT	1	6,986	690	7,670	—	690	7,670	8,360	(665)	2011	9/7/2018	33
Healthcare - Covington, LA	1	16,290	410	19,216	402	410	19,618	20,028	(1,744)	2009	9/7/2018	31
Healthcare - Blue Ridge, GA	1	12,889	630	15,576	3,471	630	19,047	19,677	(1,407)	7/8/1905	9/7/2018	38
Healthcare - Mission, KS	1	16,327	600	21,501	173	598	21,676	22,274	(1,934)	7/7/1905	9/7/2018	32
	48	$429,652	$173,280	$600,851	$(110,219)	$164,240	$499,672	$663,912	$(100,147)

(1)     The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2020 was $681.5 million (unaudited).

The following table presents our real estate activity during the periods presented:

	2020	2019	2018
Real Estate	(dollars in thousands)
Beginning balance	$704,354	$721,664	$441,971
Acquisitions and improvements	83,979	5,811	279,693
Property sold	(124,421)	(23,121)	—
Ending balance	$663,912	$704,354	$721,664
Accumulated Depreciation
Beginning balance	$87,532	$67,026	$48,920
Property sold	(10,098)	(3,166)	—
Depreciation	22,713	23,672	18,106
Ending balance	$100,147	$87,532	$67,026

SCHEDULE IV

December 31, 2020
Schedule IV - Mortgage Loans on Commercial Real Estate
Description	Location	Prior Liens (1)	Face Amount	Carrying Amount	Interest Rate (2)	LIBOR Floor	Payment Terms	Maturity Date (3)
Mezzanine debt investments	(dollars in thousands)
Retail	MA	$61,329	$10,000	$—	10.14%	N/A	Interest Only	9/6/2023
Office	LA	60,212	8,700	8,258	10.75%	N/A	Interest Only	10/1/2023
Retail	OH	124,750	36,603	—	9.50%	N/A	Interest Only	12/1/2023
Office	NJ	—	9,922	9,369	LIBOR+10.48%	0.25%	Interest Only	9/15/2020
Office	CA	—	23,013	23,012	LIBOR+4.84%	0.16%	Interest Only	1/3/2022
Office	CA	104,682	10,281	10,281	LIBOR+6.79%	0.16%	Interest Only	1/3/2022
Hotel	LA	81,200	14,800	6,796	LIBOR+9.75%	0.16%	Interest Only	9/9/2022
Retail	CO	—	3,436	3,405	LIBOR+5.00%	1.20%	Interest Only	11/8/2022
Office	FL	—	18,363	18,052	LIBOR+3.30%	1.90%	Interest Only	5/9/2023
Office	TX	—	19,436	19,064	LIBOR+3.75%	1.25%	Interest Only	8/9/2023
Office	TX	—	15,000	14,884	LIBOR+3.45%	2.25%	Interest Only	3/5/2024
Retail	NC	—	3,292	2,684	LIBOR+3.40%	2.25%	Interest Only	3/9/2024
Office	CA	—	8,415	8,351	LIBOR+3.00%	1.5%	Interest Only	1/9/2026
First mortgages
Office	NJ	$—	$53,968	$50,956	LIBOR+3.40%	0.25%	Interest Only	9/15/2020
Office	TX	—	67,281	66,169	LIBOR+3.75%	1.25%	Interest Only	8/9/2023
Hotel	TX	—	8,038	7,827	LIBOR+3.75%	2.00%	Interest Only	10/9/2023
Office	TX	—	12,000	11,907	LIBOR+3.45%	2.25%	Interest Only	3/5/2024
Retail	NC	—	393	330	LIBOR+3.40%	2.25%	Interest Only	3/9/2024
Retail	CA	—	40,029	35,356	LIBOR+3.40%	2.06%	Interest Only	3/5/2024
Healthcare	WA	—	20,152	19,873	LIBOR+3.40%	1.75%	Interest Only	10/1/2023
Multifamily	DE	—	31,469	31,257	LIBOR+2.90%	1.75%	Interest Only	11/8/2023
Industrial	AZ	—	15,212	14,872	LIBOR+3.50%	1.60%	Interest Only	12/9/2024
Industrial	NC	—	15,874	14,641	LIBOR+2.85%	1.85%	Interest Only	12/9/2024
Multifamily	NY	—	37,403	36,062	LIBOR+3.25%	1.75%	Interest Only	1/9/2025
Multifamily	NY	—	238	232	LIBOR+3.25%	1.75%	Interest Only	1/9/2025
Office	FL	—	85,067	84,443	LIBOR+3.00%	1.50%	Interest Only	1/9/2026
			$568,385	$498,081

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

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 18, 2021	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Finkelstein David L. Finkelstein	Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 18, 2021
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2021
/s/ Francine J. Bovich Francine J. Bovich	Director	February 18, 2021
/s/ Wellington J. Denahan Wellington J. Denahan	Director, Vice Chair of the Board	February 18, 2021
/s/ Katherine Beirne Fallon Katherine Beirne Fallon	Director	February 18, 2021
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director	February 18, 2021
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 18, 2021
/ s/ Michael E. Haylon Michael E. Haylon	Director, Chair of the Board	February 18, 2021
/s/ John H. Schaefer John H. Schaefer	Director	February 18, 2021
/s/ Donnell A. Segalas Donnell A. Segalas	Director	February 18, 2021
/s/ Glenn A. Votek Glenn A. Votek	Director	February 18, 2021
/s/ Vicki Williams Vicki Williams	Director	February 18, 2021

II-1