Form 10-Q
period 2021-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2021-05-07
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2021
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

The number of shares of the registrant’s Common Stock outstanding on April 23, 2021 was 1,398,504,343.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2021 (Unaudited) and December 31, 2020 (Derived from the audited consolidated financial statements at December 31, 2020)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2021 and 2020	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2021 and 2020	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	21
Note 8. Variable Interest Entities	22
Note 9. Sale of Commercial Real Estate Business	26
Note 10. Derivative Instruments	26
Note 11. Fair Value Measurements	31
Note 12. Goodwill and Intangible Assets	34
Note 13. Secured Financing	35
Note 14. Capital Stock	36
Note 15. Interest Income and Interest Expense	38
Note 16. Net Income (Loss) per Common Share	39
Note 17. Income Taxes	39
Note 18. Risk Management	40
Note 19. Related Party Transactions	41
Note 20. Lease Commitments and Contingencies	41
Note 21. Arcola Regulatory Requirements	42
Note 22. Subsequent Events	42
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Special Note Regarding Forward-Looking Statements	43
Overview	45
Business Environment and COVID-19	45
Results of Operations	47
Financial Condition	58
Capital Management	62
Risk Management	63
Critical Accounting Policies and Estimates	73
Glossary of Terms	75
Item 3. Quantitative and Qualitative Disclosures about Market Risk	84
Item 4. Controls and Procedures	84
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	85
Item 1A. Risk Factors	85
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 5. Other Information	85
Item 6. Exhibits	85
SIGNATURES	87

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2021	2020 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $957,266 and $1,137,809, respectively) (2)	$1,122,793	$1,243,703
Securities (includes pledged assets of $63,798,582 and $67,471,074, respectively) (3)	71,849,437	75,652,396
Loans, net (includes pledged assets of $1,851,227 and $2,231,035, respectively) (4)	2,603,343	3,083,821
Mortgage servicing rights (includes pledged assets of $0 and $5,541, respectively)	113,080	100,895
Assets transferred or pledged to securitization vehicles	3,768,922	6,910,020
Real estate, net	—	656,314
Assets of disposal group held for sale (includes pledged assets of $3,499,151 and $0, respectively) (5)	4,400,723	—
Derivative assets	891,474	171,134
Receivable for unsettled trades	144,918	15,912
Principal and interest receivable	259,655	268,073
Goodwill and intangible assets, net	37,337	127,341
Other assets	177,907	225,494
Total assets	$85,369,589	$88,455,103
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$61,202,477	$64,825,239
Other secured financing	922,605	917,876
Debt issued by securitization vehicles	3,044,725	5,652,982
Participations issued	180,527	39,198
Mortgages payable	—	426,256
Liabilities of disposal group held for sale	3,319,414	—
Derivative liabilities	939,622	1,033,345
Payable for unsettled trades	1,070,080	884,069
Interest payable	100,949	191,116
Dividends payable	307,671	307,613
Other liabilities	213,924	155,613
Total liabilities	71,301,994	74,433,307
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 and 85,150,000 authorized, respectively, 63,500,000 issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 and 2,914,850,000 authorized, respectively, 1,398,502,906 and 1,398,240,618 issued and outstanding, respectively	13,985	13,982
Additional paid-in capital	19,754,826	19,750,818
Accumulated other comprehensive income (loss)	2,002,231	3,374,335
Accumulated deficit	(9,251,804)	(10,667,388)
Total stockholders’ equity	14,055,807	14,008,316
Noncontrolling interests	11,788	13,480
Total equity	14,067,595	14,021,796
Total liabilities and equity	$85,369,589	$88,455,103

(1)Derived from the audited consolidated financial statements at December 31, 2020.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $30.5 million and $22.2 million at March 31, 2021 and December 31, 2020, respectively.
(3)Excludes $78.3 million and $81.5 million at March 31, 2021 and December 31, 2020, respectively, of Agency mortgage-backed securities, $357.6 million and $576.6 million at March 31, 2021 and December 31, 2020, respectively, of non-Agency mortgage-backed securities and $0 and $391.0 million at March 31, 2021 and December 31, 2020, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.
(4)Includes $46.0 million and $47.0 million of residential mortgage loans held for sale at March 31, 2021 and December 31, 2020, respectively.
(5)Excludes $401.1 million at March 31, 2021 of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2021	2020
Net interest income
Interest income	$763,378	$555,026
Interest expense	75,973	503,473
Net interest income	687,405	51,553
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(79,747)	(13,980)
Realized gains (losses) on termination or maturity of interest rate swaps	—	(397,561)
Unrealized gains (losses) on interest rate swaps	772,262	(2,827,723)
Subtotal	692,515	(3,239,264)
Net gains (losses) on disposal of investments and other	(65,786)	206,583
Net gains (losses) on other derivatives and financial instruments	476,868	206,426
Net unrealized gains (losses) on instruments measured at fair value through earnings	104,191	(730,160)
Loan loss (provision) reversal	139,620	(99,326)
Business divestiture-related gains (losses)	(249,563)	—
Subtotal	405,330	(416,477)
Total realized and unrealized gains (losses)	1,097,845	(3,655,741)
Other income (loss)	15,258	14,926
General and administrative expenses
Compensation and management fee	31,518	40,825
Other general and administrative expenses	18,177	36,804
Total general and administrative expenses	49,695	77,629
Income (loss) before income taxes	1,750,813	(3,666,891)
Income taxes	(321)	(26,702)
Net income (loss)	1,751,134	(3,640,189)
Net income (loss) attributable to noncontrolling interests	321	66
Net income (loss) attributable to Annaly	1,750,813	(3,640,255)
Dividends on preferred stock (1)	26,883	35,509
Net income (loss) available (related) to common stockholders	$1,723,930	$(3,675,764)
Net income (loss) per share available (related) to common stockholders
Basic	$1.23	$(2.57)
Diluted	$1.23	$(2.57)
Weighted average number of common shares outstanding
Basic	1,399,210,925	1,430,994,319
Diluted	1,400,000,727	1,430,994,319
Other comprehensive income (loss)
Net income (loss)	$1,751,134	$(3,640,189)
Unrealized gains (losses) on available-for-sale securities	(1,428,927)	1,374,796
Reclassification adjustment for net (gains) losses included in net income (loss)	56,823	(391,616)
Other comprehensive income (loss)	(1,372,104)	983,180
Comprehensive income (loss)	379,030	(2,657,009)
Comprehensive income (loss) attributable to noncontrolling interests	321	66
Comprehensive income (loss) attributable to Annaly	378,709	(2,657,075)
Dividends on preferred stock (1)	26,883	35,509
Comprehensive income (loss) attributable to common stockholders	$351,826	$(2,692,584)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2021	2020
Preferred stock
Beginning of period	$1,536,569	$1,982,026
End of period	$1,536,569	$1,982,026
Common stock
Beginning of period	$13,982	$14,301
Stock-based award activity	3	3
End of period	$13,985	$14,304
Additional paid-in capital
Beginning of period	$19,750,818	$19,966,923
Stock-based award activity	4,008	1,449
End of period	$19,754,826	$19,968,372
Accumulated other comprehensive income (loss)
Beginning of period	$3,374,335	$2,138,191
Unrealized gains (losses) on available-for-sale securities	(1,428,927)	1,374,796
Reclassification adjustment for net gains (losses) included in net income (loss)	56,823	(391,616)
End of period	$2,002,231	$3,121,371
Accumulated deficit
Beginning of period - unadjusted	$(10,667,388)	$(8,309,424)
Cumulative effect of change in accounting principle for credit losses	—	(39,641)
Beginning of period - adjusted	(10,667,388)	(8,349,065)
Net income (loss) attributable to Annaly	1,750,813	(3,640,255)
Dividends declared on preferred stock (1)	(26,883)	(35,509)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(308,346)	(357,819)
End of period	$(9,251,804)	$(12,382,648)
Total stockholder’s equity	$14,055,807	$12,703,425
Noncontrolling interests
Beginning of period	$13,480	$4,327
Net income (loss) attributable to noncontrolling interests	321	66
Equity contributions from (distributions to) noncontrolling interests	(2,013)	(288)
End of period	$11,788	$4,105
Total equity	$14,067,595	$12,707,530

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	For The Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,751,134	$(3,640,189)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	(9,960)	618,800
Amortization of securitized debt premiums and discounts and deferred financing costs	(3,588)	(2,881)
Depreciation, amortization and other noncash expenses	8,408	7,684
Net (gains) losses on disposal of investments and other	65,786	(206,583)
Net (gains) losses on investments and derivatives	(1,353,321)	3,749,018
Net (gains) losses on business divestitures	249,563	—
Income from unconsolidated joint ventures	(1,025)	(370)
Loan loss provision (reversal)	(139,620)	99,326
Payments on purchases of loans held for sale	(969)	(54,820)
Proceeds from sales and repayments of loans held for sale	3,067	61,664
Net receipts (payments) on derivatives	435,107	(2,680,933)
Net change in
Other assets	(31,236)	105,636
Interest receivable	9,386	115,341
Interest payable	(89,000)	(215,030)
Other liabilities	170,818	20,075
Net cash provided by (used in) operating activities	1,064,550	(2,023,262)
Cash flows from investing activities
Payments on purchases of securities	(5,478,414)	(11,526,904)
Proceeds from sales of securities	2,852,764	41,132,114
Principal payments on securities	4,986,008	4,900,580
Payments on purchases and origination of loans	(651,397)	(1,148,574)
Proceeds from sales of loans	46,171	271,007
Principal payments on loans	683,451	471,384
Investments in real estate	(746)	(1,159)
Proceeds from sales of real estate	4,265	—
Proceeds from reverse repurchase agreements	8,634,313	27,150,000
Payments on reverse repurchase agreements	(8,634,313)	(27,150,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	290	6,017
Net cash provided by (used in) investing activities	2,442,392	34,104,465
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	534,607,127	1,126,771,986
Payments on repurchase agreements and other secured financing	(537,932,992)	(1,158,603,746)
Proceeds from issuances of securitized debt	251,379	1,394,065
Principal payments on securitized debt	(357,224)	(276,551)
Proceeds from partcipations issued	183,067	—
Payments on repurchases of participations issued	(40,434)	—
Principal payments on participations issued	(1,293)	—
Net principal receipts (payments) on mortgages payable	(330)	(811)
Net contributions (distributions) from (to) noncontrolling interests	(2,013)	(288)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(596)	—
Dividends paid	(334,543)	(393,066)
Net cash provided by (used in) financing activities	(3,627,852)	(31,108,411)
Net (decrease) increase in cash and cash equivalents	$(120,910)	$972,792
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,243,703	1,850,729
Cash and cash equivalents including cash pledged as collateral, end of period	$1,122,793	$2,823,521
Supplemental disclosure of cash flow information
Interest received	$783,900	$1,260,159
Dividends received	$33	$2,116
Interest paid (excluding interest paid on interest rate swaps)	$116,028	$575,973
Net interest paid on interest rate swaps	$133,628	$171,965
Taxes received (paid)	$—	$52
Noncash investing and financing activities
Receivable for unsettled trades	$144,918	$1,006,853
Payable for unsettled trades	$1,070,080	$923,552
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(1,372,104)	$983,180
Dividends declared, not yet paid	$307,671	$357,606

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company is a leading diversified capital manager that invests in and finances residential and commercial assets. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSRs”) and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders and optimize its returns through prudent management of its diversified investment strategies.
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
The Company’s investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group
Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including MSRs and Agency commercial mortgage-backed securities.

Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Middle Market Lending Group	Provides financing to private equity backed middle market businesses, focusing primarily on senior debt within select industries.
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. Subject to customary closing conditions, including applicable regulatory approvals, the sale of the CRE business is expected to be completed by the third quarter of 2021. Refer to the“Sale of Commercial Real Estate Business” Note for additional information.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”). The consolidated financial information as of December 31, 2020 has been derived from audited consolidated financial statements included in the Company’s 2020 Form 10-K.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.0 billion and $1.1 billion at March 31, 2021 and December 31, 2020, respectively.
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
Derivative Instruments – Derivatives are accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives and financial instruments with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes. Refer to the “Derivative Instruments” Note for further discussion.
Stock-Based Compensation – The Company measures compensation expense for stock-based awards at fair value, which is generally based on the grant-date fair value of the Company’s common stock. Stock-based awards that contain market-based conditions are valued using a model.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Compensation expense is recognized ratably over the vesting or requisite service period of the award. Compensation expense for awards with performance conditions is recognized based on the probable outcome of the performance condition at each reporting date. Compensation expense for awards with market conditions is recognized irrespective of the probability of the market condition being achieved and is not reversed if the market condition is not met. Stock-based awards that do not require future service (i.e., vested awards) are expensed immediately. Forfeitures are recorded when they occur. The Company generally issues new shares of common stock upon delivery of stock-based awards.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2021 and December 31, 2020.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2021	December 31, 2020
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$69,148,257	$73,562,972
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	488,972	504,087
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	930,983	532,403
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,277,104	972,192
Securities	Commercial real estate debt investments - CMBS(4)	Fair value, with unrealized gains (losses) through other comprehensive income	—	31,603
Securities	Commercial real estate debt investments - CMBS (4)(5)	Fair value, with unrealized gains (losses) through earnings	—	45,254
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	4,121	3,885
Total securities			71,849,437	75,652,396
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	528,868	345,810
Loans, net	Commercial real estate debt and preferred equity, held for investment (4)	Amortized cost	—	498,081
Loans, net	Corporate debt held for investment, net	Amortized cost	2,074,475	2,239,930
Total loans, net			2,603,343	3,083,821
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	598,118	620,347
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,170,804	3,249,251
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans (4)	Fair value, with unrealized gains (losses) through earnings	—	2,166,073
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans (4)	Amortized cost	—	874,349
Total assets transferred or pledged to securitization vehicles			3,768,922	6,910,020
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	61,202,477	64,825,239
Other secured financing	Loans	Amortized cost	922,605	917,876
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,044,725	5,652,982
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	180,527	39,198
Mortgages payable	Loans (6)	Amortized cost	—	426,256
(1)     Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
(2)     Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3)     Includes interest-only securities and reverse mortgages.
(4)     Included in Assets of disposal group held for sale at March 31, 2021.
(5)     Includes single-asset / single-borrower CMBS.
(6)     Included in Liabilities of disposal group held for sale at March 31, 2021.

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Transactions for regular-way securities are recorded

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). For the three months ended March 31, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that it intends to sell. There was no impairment recognized for the three months ended March 31, 2020.
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
Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities (“CMBS”) are classified as available-for-sale and reported at fair value with any credit loss recognized through an allowance for credit losses and any other unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates its Commercial Securities for impairment at least quarterly. The Company elected the fair value option for all other Commercial Securities, including conduit and credit CMBS, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings. As of March 31, 2021 and December 31, 2020, CMBS other than commercial CRTs are reported in Assets of disposal group held for sale and Securities, respectively, in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the announced transaction.
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the three months ended March 31, 2021:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$75,571,654	$80,742	$75,652,396
Purchases	5,607,648	—	5,607,648
Sales and transfers (1)	(3,025,550)	(78,770)	(3,104,320)
Principal paydowns	(4,986,747)	—	(4,986,747)
(Amortization) / accretion	12,006	284	12,290
Fair value adjustment	(1,333,695)	1,865	(1,331,830)
Ending balance March 31, 2021	$71,845,316	$4,121	$71,849,437

(1) Includes transfers to assets of disposal group held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at March 31, 2021 and December 31, 2020:

	March 31, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$62,221,818	$3,509,679	$(22,954)	$65,708,543	$2,323,973	$(418,896)	$67,613,620
Adjustable-rate pass-through	416,963	2,425	(3,550)	415,838	23,035	(1)	438,872
CMO	133,977	2,140	—	136,117	6,755	—	142,872
Interest-only	2,564,531	534,913	—	534,913	2,058	(126,807)	410,164
Multifamily(1)	1,294,527	41,353	(1,031)	980,458	21,820	(20,163)	982,115
Reverse mortgages	46,004	4,070	—	50,074	—	(488)	49,586
Total agency securities	$66,677,820	$4,094,580	$(27,535)	$67,825,943	$2,377,641	$(566,355)	$69,637,229
Residential credit
CRT (2)	$940,130	$7,087	$(2,299)	$934,425	$3,455	$(6,897)	$930,983
Alt-A	72,234	50	(17,179)	55,105	3,398	(5)	58,498
Prime	174,335	4,932	(15,778)	163,489	12,026	(285)	175,230
Prime interest-only	146,141	1,513	—	1,513	—	(554)	959
Subprime	199,639	531	(17,986)	182,184	7,479	(1,165)	188,498
NPL/RPL	804,824	1,307	(2,374)	803,757	6,297	(650)	809,404
Prime jumbo (>=2010 vintage)	44,309	196	(5,234)	39,271	4,126	(48)	43,349
Prime jumbo (>=2010 vintage) Interest-only	228,483	5,770	—	5,770	—	(4,604)	1,166
Total residential credit securities	$2,610,095	$21,386	$(60,850)	$2,185,514	$36,781	$(14,208)	$2,208,087
Total Residential Securities	$69,287,915	$4,115,966	$(88,385)	$70,011,457	$2,414,422	$(580,563)	$71,845,316
Commercial
Commercial Securities	$4,000	$—	$(111)	$3,889	$232	$—	$4,121
Total securities	$69,291,915	$4,115,966	$(88,496)	$70,015,346	$2,414,654	$(580,563)	$71,849,437

	December 31, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,800,235	$3,325,020	$(22,143)	$68,103,112	$3,200,542	$(1,076)	$71,302,578
Adjustable-rate pass-through	455,675	2,869	(3,369)	455,175	22,341	—	477,516
CMO	139,664	2,177	—	141,841	7,926	—	149,767
Interest-only	2,790,537	564,297	—	564,297	3,513	(145,901)	421,909
Multifamily	1,910,384	50,148	(1,057)	1,604,913	59,548	(954)	1,663,507
Reverse mortgages	47,585	4,183	—	51,768	252	(238)	51,782
Total agency investments	$70,144,080	$3,948,694	$(26,569)	$70,921,106	$3,294,122	$(148,169)	$74,067,059
Residential credit
CRT (1)	$544,780	$7,324	$(2,430)	$538,941	$3,062	$(9,600)	$532,403
Alt-A	93,001	51	(17,368)	75,684	4,644	—	80,328
Prime	177,852	5,126	(15,999)	166,979	14,607	(77)	181,509
Prime interest-only	194,687	1,882	—	1,882	—	(642)	1,240
Subprime	197,779	584	(18,181)	180,182	8,312	(61)	188,433
NPL/RPL	475,108	821	(2,416)	473,513	3,782	(1,448)	475,847
Prime jumbo (>=2010 vintage)	44,696	207	(5,300)	39,603	3,680	—	43,283
Prime jumbo (>=2010 vintage) Interest-only	291,624	6,803	—	6,803	—	(5,251)	1,552
Total residential credit securities	$2,019,527	$22,798	$(61,694)	$1,483,587	$38,087	$(17,079)	$1,504,595
Total Residential Securities	$72,163,607	$3,971,492	$(88,263)	$72,404,693	$3,332,209	$(165,248)	$75,571,654
Commercial
Commercial Securities	$89,858	$—	$(7,471)	$82,387	$54	$(1,699)	$80,742
Total securities	$72,253,465	$3,971,492	$(95,734)	$72,487,080	$3,332,263	$(166,947)	$75,652,396

(1) Principal/Notional amount includes $354.4 million and $354.6 million of an Agency CMBS interest-only security as of March 31, 2021 and December 31, 2020, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
(2) Principal/Notional amount includes $10.5 million and $14.9 million of a CRT interest-only security as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Investment Type	(dollars in thousands)
Fannie Mae	$53,587,022	$56,218,033
Freddie Mac	15,945,374	17,735,041
Ginnie Mae	104,833	113,985
Total	$69,637,229	$74,067,059

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2021 and December 31, 2020, according to their estimated weighted average life classifications:

	March 31, 2021		December 31, 2020
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$93,493	$92,760	$110,203	$109,540
Greater than one year through five years	11,078,004	10,643,081	45,643,138	43,404,877
Greater than five years through ten years	59,414,165	57,992,294	28,509,058	27,610,923
Greater than ten years	1,259,654	1,283,322	1,309,255	1,279,353
Total	$71,845,316	$70,011,457	$75,571,654	$72,404,693

The estimated weighted average lives of the Residential Securities at March 31, 2021 and December 31, 2020 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020.

	March 31, 2021			December 31, 2020
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$18,862,476	$(439,060)	381	$777,586	$(2,030)	30
12 Months or more	—	—	—	—	—	—
Total	$18,862,476	$(439,060)	381	$777,586	$(2,030)	30

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

During the three months ended March 31, 2021 and 2020, the Company disposed of $3.0 billion and $41.9 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2021 and 2020.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
March 31, 2021	$4,646	$(65,340)	$(60,694)
March 31, 2020	$539,255	$(271,998)	$267,257

6. LOANS

The Company invests in residential and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of March 31, 2021 and December 31, 2020, the Company reported $528.9 million and $345.8 million, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
Allowance for Losses – The Company evaluates the need for a loss reserve on each of its loans classified as held-for-investment where the fair value option is not elected. Allowance for loan losses are written off in the period the loans are deemed uncollectible.
Given the unique nature of each underlying borrower and any collateral, the Company assesses an allowance for each individual loan held-for-investment. A provision is established at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology (“Loss Given Default methodology”), which considers projected economic conditions over the reasonable and supportable forecast period. The forecast incorporates primarily market-based assumptions including, but not limited to, forward interest rate curves, unemployment rate estimates and certain indexes sourced from third party vendors. For any remaining period of the expected life of the loan after the reasonable and supportable period, the Company reverts to historical losses on a straight-line basis. Management uses third-party vendors’ loan pool data for loans with similar risk characteristics to estimate historical losses given the limited loss history of the Company’s loan portfolio. Changes in the lifetime expected credit loss are reflected in Loan loss (provision) reversal in the Consolidated Statements of Comprehensive Income (Loss).
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
The Company recorded net loan loss (provisions) reversals of $139.6 million and ($99.3) million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company’s loan loss allowance was $33.4 million and $169.5 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the three months ended March 31, 2021:

	Residential	Commercial	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$345,810	$498,081	$2,239,930	$3,083,821
Purchases / originations	467,307	114,467	71,493	653,267
Sales and transfers (1)	(267,551)	(536,829)	(45,776)	(850,156)
Principal payments	(10,281)	(63,959)	(201,247)	(275,487)
Gains / (losses) (2)	(5,164)	(12,199)	6,186	(11,177)
(Amortization) / accretion	(1,253)	439	3,889	3,075
Ending balance March 31, 2021	$528,868	$—	$2,074,475	$2,603,343

(1)     Includes securitizations, syndications, transfers to securitization vehicles and commercial loan transfers to assets of disposal group held for sale. Includes transfer of residential loans to securitization vehicles with a carrying value of $257.1 million during the three months ended March 31, 2021.

(2) Includes loan loss allowances.

The carrying value of the Company’s residential loans held for sale was $46.0 million and $47.0 million at March 31, 2021 and December 31, 2020, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$3,699,672	$3,595,061
Unpaid principal balance	$3,557,855	$3,482,865

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 for these investments:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Interest income	$37,109	$47,557
Net gains (losses) on disposal of investments and other	(5,220)	(12,000)
Net unrealized gains (losses) on instruments measured at fair value through earnings	22,455	(192,763)
Total included in net income (loss)	$54,344	$(157,206)

The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2021 and December 31, 2020 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2021		December 31, 2020
Property location	% of Balance	Property location	% of Balance
California	51.0%	California	48.9%
New York	14.0%	New York	14.0%
Florida	6.0%	Florida	6.0%
All other (none individually greater than 5%)	29.0%	All other (none individually greater than 5%)	31.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $3,448	$485	$1 - $3,448	$473
Interest rate	0.50% - 9.24%	4.85%	0.50% - 9.24%	4.89%
Maturity	7/1/2029 - 4/1/2061	12/11/2048	7/1/2029 - 1/1/2061	4/17/2046
FICO score at loan origination	505 - 829	754	505 - 829	755
Loan-to-value ratio at loan origination	8% - 104%	67%	8% - 104%	67%
At March 31, 2021 and December 31, 2020, approximately 38% and 37%, respectively, of the carrying value of the Company’s residential mortgage loans, including transferred or pledged to securitization vehicles, were adjustable-rate.
Commercial
As of March 31, 2021, commercial real estate loans are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. As of December 31, 2020, commercial real estate loans are reported in Loans, net in the Consolidated Statements of Financial Condition and classified as held for investment. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the announced transaction.
The Company’s commercial real estate loans are comprised of adjustable-rate and fixed-rate loans. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans and preferred equity interests that were designated as held for investment and were originated or purchased by the Company were carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses, if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company’s commercial loans are collateral-dependent and, as such, for loans experiencing credit deterioration, the Company was required to record an allowance for loans held for investment based upon the fair value of the underlying collateral if foreclosure is probable or if the practical expedient is elected. For the three months ended March 31, 2021, the Company reversed the loan loss allowance resulting in a loan loss reversal on impaired commercial loans of ($67.4) million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the three months ended March 31, 2020, the Company recorded a loan loss provision on impaired commercial loans of $52.1 million based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value.

For the three months ended March 31, 2021, the Company reversed the loan loss allowance based upon its Loss Given Default methodology resulting in a loan loss reversal on commercial loans of ($62.5) million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the three months ended March 31, 2020, the Company recorded a net loan loss provision of $23.2 million based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020.
During the year ended December 31, 2020, the Company modified five commercial loans with a carrying value of $243.8 million at December 31, 2020. The maturity dates on four commercial loans were extended and one commercial loan was granted a 120 day forebearance. Additionally, as part of the restructuring two loans had partial paydowns totaling $4.5 million. The loan loss allowance recorded for these commercial loans was $23.6 million at December 31, 2020. Future funding commitments on the restructured loans totaled $4.1 million at December 31, 2020.
At December 31, 2020, the amortized cost basis of commercial loans on nonaccrual status was $46.8 million. For the year ended December 31, 2020, the Company recognized interest income on commercial loans on nonaccrual status of $2.1 million.
At December 31, 2020, the Company had unfunded commercial real estate loan commitments of $99.3 million. At December 31, 2020, the liability related to the expected credit losses on the unfunded commercial loan commitments was $5.1 million.
At December 31, 2020, approximately 94% of the carrying value, net of allowances of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The sector attributes of the Company’s commercial real estate investments held for sale at March 31, 2021 and held for investment at December 31, 2020 were as follows:

	Sector Dispersion
	March 31, 2021		December 31, 2020
	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
	(dollars in thousands)
Office	$577,893	41.8%	$650,034	47.4%
Retail	249,917	18.1%	256,493	18.7%
Multifamily	217,131	15.7%	250,095	18.2%
Hotel	130,578	9.4%	115,536	8.4%
Industrial	114,152	8.2%	60,097	4.4%
Other	75,306	5.4%	20,302	1.5%
Healthcare	19,145	1.4%	19,873	1.4%
Total	$1,384,122	100.0%	$1,372,430	100.0%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Commercial real estate investments held for sale at March 31, 2021 and held for investment at December 31, 2020 were comprised of the following:

	March 31, 2021			December 31, 2020
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$432,736	$409,166	28.6%	$387,124	$373,925	25.7%
Senior securitized mortgages (3)	906,440	861,996	60.0%	938,859	874,349	62.3%
Mezzanine loans	171,639	112,960	11.4%	181,261	124,156	12.0%
Total	$1,510,815	$1,384,122	100.0%	$1,507,244	$1,372,430	100.0%

(1)    Carrying value includes unamortized origination fees of $5.4 million and $4.9 million at March 31, 2021 and December 31, 2020, respectively.
(2)    Based on outstanding principal.
(3)    Represents assets of consolidated VIEs.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for sale at March 31, 2021 and held for investment at December 31, 2020:

March 31, 2021
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (2)	$373,925	$874,349	$124,156	$1,372,430
Originations & advances (principal)	115,569	69	301	115,939
Principal payments	(54,037)	(48,409)	(9,922)	(112,368)
Transfers (3)	(36,195)	(26,639)	(58,491)	(121,325)
Net (increase) decrease in origination fees	(1,403)	—	—	(1,403)
Amortization of net origination fees	396	477	43	916
Allowance for loan losses
Beginning allowance	(10,911)	(62,149)	(56,873)	(129,933)
Current period (allowance) reversal	10,911	62,149	56,873	129,933
Ending allowance	—	—	—	—
Net carrying value (March 31, 2021)	$409,166	$861,996	$112,960	$1,384,122

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	206,090	—	12,374	218,464
Principal payments	(77,344)	(144,308)	(78)	(221,730)
Principal write off	—	—	(7,000)	(7,000)
Transfers (3)	(245,120)	142,621	(7,100)	(109,599)
Net (increase) decrease in origination fees	(1,055)	(653)	(80)	(1,788)
Realized gain	204	—	—	204
Amortization of net origination fees	2,371	2,460	187	5,018
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,263)	(4,166)	(1,336)	(7,765)
Current period (allowance) reversal	(8,648)	(57,983)	(66,521)	(133,152)
Write offs	—	—	23,687	23,687
Ending allowance	(10,911)	(62,149)	(56,873)	(129,933)
Net carrying value (December 31, 2020)	$373,925	$874,349	$124,156	$1,372,430

(1) Represents assets of consolidated VIEs.
(2) Excludes loan loss allowances.
(3) Includes transfers to securitization vehicles.

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
There was no provision for loan loss recorded on corporate loans using a discounted cash flow methodology for the three months ended March 31, 2021. For the three months ended March 31, 2020, the Company recorded a loan loss provision of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
$10.0 million on impaired corporate loans using a discounted cash flow methodology with a principal balance and carrying value, net of allowances of $29.3 million and $21.9 million, respectively. During the three months ended March 31, 2020, a loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off.
For the three months ended March 31, 2021 and 2020 the Company recorded a net loan loss provision (reversal) on corporate loans of ($6.2) million and $14.1 million, respectively, based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020.
At March 31, 2021 and December 31, 2020, the Company had unfunded corporate loan commitments of $93.0 million and $87.3 million, respectively. At March 31, 2021 and December 31, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $0.6 million and $0.7 million, respectively.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at March 31, 2021 and December 31, 2020 are as follows:

	Industry Dispersion
	March 31, 2021	December 31, 2020
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$375,103	$483,142
Management & Public Relations Services	291,581	300,869
Industrial Inorganic Chemicals	156,782	156,391
Public Warehousing & Storage	120,473	132,397
Metal Cans & Shipping Containers	115,907	115,670
Surgical, Medical & Dental Instruments & Supplies	82,831	83,161
Electronic Components & Accessories	78,257	78,129
Engineering, Architectural, and Surveying	77,156	77,308
Offices & Clinics of Doctors of Medicine	74,481	104,781
Miscellaneous Health & Allied Services, not elsewhere classified	70,295	77,163
Insurance Agents, Brokers and Service	65,624	67,193
Research, Development & Testing Services	62,218	62,008
Miscellaneous Food Preparations	59,009	58,857
Telephone Communications	58,694	58,450
Miscellaneous Equipment Rental & Leasing	49,641	49,587
Electric Work	40,390	41,128
Petroleum and Petroleum Products	33,836	33,890
Medical & Dental Laboratories	30,763	30,711
Schools & Educational Services, not elsewhere classified	29,183	29,040
Home Health Care Services	28,669	28,587
Metal Forgings & Stampings	27,689	27,523
Legal Services	26,358	26,399
Grocery Stores	22,906	22,895
Coating, Engraving and Allied Services	19,500	19,484
Miscellaneous Business Services	14,996	12,980
Chemicals & Allied Products	14,667	14,686
Mailing, Reproduction, Commercial Art and Photography and Stenographic	12,917	12,733
Drugs	12,622	12,942
Machinery, Equipment & Supplies	11,839	12,096
Offices and Clinics of Other Health Practitioners	10,088	9,730
Total	$2,074,475	$2,239,930

(1) All middle market lending positions are floating rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
First lien loans	$1,431,882	$1,489,125
Second lien loans	642,593	750,805
Total	$2,074,475	$2,239,930

The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at March 31, 2021 and December 31, 2020:

March 31, 2021
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (1)	$1,489,125	$750,805	$2,239,930
Originations & advances	56,939	14,554	71,493
Sales (2)	(21,328)	(24,448)	(45,776)
Principal payments	(96,247)	(105,000)	(201,247)
Amortization & accretion of (premium) discounts	1,708	2,181	3,889
Allowance for loan losses
Beginning allowance	(18,767)	(20,785)	(39,552)
Current period (allowance) reversal	1,685	4,501	6,186
Ending allowance	(17,082)	(16,284)	(33,366)
Net carrying value (March 31, 2021)	$1,431,882	$642,593	$2,074,475

    (1) Excludes loan loss allowances.
(2) Includes syndications.

December 31, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	834,211	227,433	1,061,644
Sales (2)	(273,887)	(79,203)	(353,090)
Principal payments	(444,759)	(132,000)	(576,759)
Amortization & accretion of (premium) discounts	8,374	3,832	12,206
Loan restructuring	(19,550)	2,818	(16,732)
Allowance for loan losses
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period (allowance) reversal	(12,510)	(1,919)	(14,429)
Write offs	11,893	—	11,893
Ending allowance	(18,767)	(20,785)	(39,552)
Net carrying value (December 31, 2020)	$1,489,125	$750,805	$2,239,930

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the amortized cost basis of corporate debt held for investment as of March 31, 2021 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2021	2020	2019	2018	2017	2016	2015
(dollars in thousands)
1-5 / Performing	$1,618,878	$44,236	$478,783	$309,602	$415,939	$289,450	$46,394	$34,474
6 / Performing - Closely Monitored	374,004	2,931	26,358	21,567	259,057	64,091	—	—
7 / Substandard	81,593	—	11,839	26,173	43,581	—	—	—
8 / Doubtful	—	—	—	—	—	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$2,074,475	$47,167	$516,980	$357,342	$718,577	$353,541	$46,394	$34,474

(1) The amortized cost basis excludes accrued interest and includes deferred fees on unfunded loans. As of March 31, 2021, the Company had $8.8 million of accrued interest receivable on corporate loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition and $1.1 million of deferred loan fees on unfunded loans, which is reported in Loans, net in the Consolidated Statements of Financial Condition.

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
The following table presents activity related to MSRs for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Fair value, beginning of period	$100,895	$378,078
Change in fair value due to:
Changes in valuation inputs or assumptions (1)	27,673	(79,224)
Other changes, including realization of expected cash flows	(15,488)	(18,296)
Fair value, end of period	$113,080	$280,558

(1) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

For the three months ended March 31, 2021 and 2020, the Company recognized $6.9 million and $22.8 million, respectively, of net servicing income from MSRs in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8. VARIABLE INTEREST ENTITIES

At March 31, 2021, commercial trusts, commercial securitizations and the collateralized loan obligation are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Multifamily Securitization
In November 2019, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest only securities with a notional balance of $0.5 billion. At the inception of the arrangements, the Company determined that it was the primary beneficiary based upon its involvement in the design of these VIEs and through the retention of a significant variable interest in the VIEs. The Company elected the fair value option for the financial liabilities of these VIEs in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase. In 2020, the Company deconsolidated the 2019 multifamily VIE since it sold all of its interest only securities and no longer retains a significant variable interest in the entity. The Company incurred $1.1 million of costs in connection with the 2020 multifamily securitization that were expensed as incurred during the three months ended March 31, 2020.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third-party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $20.0 million and $23.0 million at March 31, 2021 and December 31, 2020, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511
OBX 2020-EXP2	July 2020	$489,352
OBX 2020-EXP3	September 2020	$514,609
OBX 2021-NQM1	March 2021	$257,135

As of March 31, 2021, a total of $2.5 billion of bonds were held by third parties and the Company retained $660.4 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third-party pricing services. The Company incurred $0.7 million and $3.7 million of costs during the three months ended March 31, 2021 and 2020, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $2.4 billion at March 31, 2021.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2021, the borrowing limit on this facility was $625.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $766.1 million at March 31, 2021. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At March 31, 2021, the subsidiary had an intercompany receivable of $461.4 million, which eliminates upon consolidation and a secured financing of $461.4 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2021, the borrowing limit on this facility was $320.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $397.5 million at March 31, 2021, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At March 31, 2021, the subsidiary had a secured financing of $206.8 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company (the “Borrower”) entered into a $300.0 million credit facility with a third party financial institution. As of March 31, 2021, the borrowing limit on this facility was $400.0 million. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $400.5 million at March 31, 2021. As of March 31, 2021, the Borrower had a secured financing of $254.4 million to the third party financial institution.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
entity, in August 2017, the Company sold 100% of such interests, and entered into an agreement with the entity’s affiliated portfolio manager giving the Company the power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary and consolidates this silo.
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.5 billion at March 31, 2021. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020 are as follows:

March 31, 2021
	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$30,529
Loans	—	45,982
Assets transferred or pledged to securitization vehicles	36,786	—
Mortgage servicing rights	—	113,080
Principal and interest receivable	214	—
Other assets	—	24,150
Total assets	$37,000	$213,741
Liabilities
Debt issued by securitization vehicles (non-recourse)	$20,254	$—
Payable for unsettled trades	—	587
Interest payable	48	—
Other liabilities	408	13,106
Total liabilities	$20,710	$13,693

December 31, 2020
	Residential Trusts	MSR Silo
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$22,241
Loans	—	47,048
Assets transferred or pledged to securitization vehicles	40,035	—
Mortgage servicing rights	—	100,895
Principal and interest receivable	226	—
Total assets	$40,261	$170,184
Liabilities
Debt issued by securitization vehicles (non-recourse)	$23,351	$—
Other secured financing	—	30,420
Payable for unsettled trades	—	3,076
Interest payable	55	—
Other liabilities	246	13,345
Total liabilities	$23,652	$46,841

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the multifamily securitization, OBX Trusts and credit facility VIEs, at March 31, 2021 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Residential Trusts
Property Location	Principal Balance	% of Balance

California	$16,549	45.9%
Illinois	4,799	13.3%
Texas	4,365	12.1%
Massachusetts	2,247	6.2%
Other (1)	8,074	22.5%
Total	$36,034	100.0%

        (1) No individual state greater than 5%.

Corporate Debt Transfers
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the three months ended March 31, 2021, the Company transferred $15.1 million of loans for cash. The loan transfers were accounted for as sales.

Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. During the three months ended March 31, 2021, the Company issued participating interests in residential mortgage loans of $141.3 million to the residential credit fund. During the year ended December 31, 2020 the Company issued participating interests in residential mortgage loans of $39.2 million to the residential credit fund. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction includes equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also intends to sell nearly all of the remaining CRE business assets that are not included in the transaction with Slate. As of March 31, 2021, the Company met the conditions for held-for-sale accounting which requires that assets and liabilities be carried at the lower of cost or fair value less costs to sell on the Consolidated Statements of Financial Condition. In connection with the execution of the definitive agreement to sell the CRE business, the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. During the three months ended March 31, 2021, the Company reported Business divestiture-related gains (losses) of ($249.6) million, in its Consolidated Statements of Comprehensive Income (Loss) which includes the aforementioned goodwill impairment as well as valuation adjustments resulting from classifying the assets as held for sale and estimated transaction costs. In addition, as a result of classifying the loans as held for sale, the previously recognized allowance for loan losses of $135.0 million, which includes $5.1 million on unfunded loan commitments, was reversed during the three months ended March 31, 2021. Since assets held for sale are recorded at lower of cost or fair value, any gains on sale will not be recorded until such sale closes. The pretax loss of the CRE business was ($72.7) million and ($95.4) million for the three months ended March 31, 2021 and 2020, respectively. Certain employees who primarily support the CRE business are expected to join Slate at completion of the sale. Subject to customary closing conditions, including applicable regulatory approvals, the transfer of the CRE business is expected to be completed by the third quarter of 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The carrying values of the major classes of assets and liabilities of the disposal group held for sale as of March 31, 2021 are presented in the table below:

March 31, 2021
(dollars in thousands)
Cash and cash equivalents	$8,944
Securities	78,341
Loans, net	522,126
Assets transferred or pledged to securitization vehicles	3,123,451
Real estate, net	617,216
Intangible assets, net	16,503
Other assets	34,142
Total assets of disposal group held for sale	$4,400,723

Repurchase agreements	$292,168
Debt issued by securitization vehicles	2,542,556
Mortgages payable	426,064
Interest payable	1,167
Other liabilities	57,459
Total liabilities of disposal group held for sale	$3,319,414

Certain assets and liabilities of the disposal group held for sale are in VIEs that are consolidated by the Company because it is the primary beneficiary.
The securities in the disposal group held for sale are carried at fair value and are categorized in Level 2 of the fair value measurement hierarchy as the valuation is based upon quoted prices in active markets for similar assets. The loans and assets pledged to securitization vehicles held for sale are carried at lower of cost or fair value and as such those loans that required a valuation allowance had a nonrecurring fair value measurement at March 31, 2021. These fair value measurements are categorized as Level 2 if they are based upon quoted prices in active markets for similar assets. If quotes were unavailable, a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows was used. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are categorized as Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. The real estate held for sale is carried at lower of cost or fair value and was based upon the sale price and allocated to individual properties to determine if a valuation allowance was necessary. These fair value measurements are considered Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. The repurchase agreements and debt issued by securitization vehicles are categorized in Level 2 of the fair value measurement hierarchy as the valuation is based upon quoted market prices for similar liabilities. The mortgage loans payable fair value measurement are valued using Level 3 inputs.
At March 31, 2021, the repurchase agreements included in the liabilities of disposal group held for sale had remaining maturities of over 119 days with commercial loans pledged as collateral.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
Derivatives are accounted for in accordance with FASB ASC 815, Derivatives and Hedging, which requires recognition of all derivatives as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives and financial instruments with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At March 31, 2021 and December 31, 2020, $1.1 billion and $1.5 billion of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below summarizes fair value information about our derivative assets and liabilities at March 31, 2021 and December 31, 2020:

Derivatives Instruments	March 31, 2021	December 31, 2020
Assets	(dollars in thousands)
Interest rate swaptions	$372,701	$74,470
TBA derivatives	17,404	96,109
Futures contracts	498,226	506
Purchase commitments	1,170	49
Credit derivatives (1)	1,973	—
Total derivative assets	$891,474	$171,134
Liabilities
Interest rate swaps	$672,637	$1,006,492
TBA derivatives	263,523	—
Futures contracts	—	19,413
Purchase commitments	3,028	—
Credit derivatives (1)	434	7,440
Total derivative liabilities	$939,622	$1,033,345

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $499.0 million and $504.0 million at March 31, 2021 and December 31, 2020, respectively, plus any coupon shortfalls on the underlying tranche. As of March 31, 2021 and December 31, 2020 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and A.
The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2021 and December 31, 2020:

March 31, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$31,167,000	0.24%	0.06%	1.80
3 - 6 years	3,100,000	0.13%	0.06%	4.13
6 - 10 years	4,065,500	1.27%	0.65%	7.77
Greater than 10 years	1,484,000	3.06%	0.33%	20.27
Total / Weighted average	$39,816,500	0.80%	0.34%	3.28

December 31, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity
(dollars in thousands)
0 - 3 years	$23,680,150	0.27%	0.11%	1.96
3 - 6 years	3,600,000	0.18%	0.09%	4.21
6 - 10 years	5,565,500	1.40%	0.62%	7.76
Greater than 10 years	1,484,000	3.06%	0.36%	20.52
Total / Weighted average	$34,329,650	0.92%	0.37%	3.94

(1)     As of March 31, 2021, 8%, 62% and 30% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2020, 17%, 72% and 11% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2)     There were no forward starting swaps at March 31, 2021 and December 31, 2020.
(3)     At March 31, 2021 and December 31, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents swaptions outstanding at March 31, 2021 and December 31, 2020.

March 31, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$6,050,000	1.27%	3M LIBOR	10.27	4.04
Long receive	$1,000,000	1.45%	3M LIBOR	10.95	11.43

December 31, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$8,050,000	1.27%	3M LIBOR	10.40	5.42
Long receive	$250,000	1.66%	3M LIBOR	10.02	0.13

The following table summarizes certain characteristics of the Company’s TBA derivatives at March 31, 2021 and December 31, 2020:

March 31, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$22,496,000	$23,040,011	$22,793,892	$(246,119)

December 31, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,635,000	$20,277,088	$20,373,197	$96,109

The following table summarizes certain characteristics of the Company’s futures derivatives at March 31, 2021 and December 31, 2020:

March 31, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(3,425,000)	4.42
U.S. Treasury futures - 10 year and greater	$—	$(15,213,500)	7.48
Total	$—	$(18,638,500)	6.92

December 31, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(1,240,000)	4.40
U.S. Treasury futures - 10 year and greater	—	(9,183,800)	6.90
Total	$—	$(10,423,800)	6.60

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020, respectively.

March 31, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$372,701	$—	$—	$372,701
TBA derivatives, at fair value	17,404	(17,404)	—	—
Futures contracts, at fair value	498,226	—	—	498,226
Purchase commitments	1,170	—	—	1,170
Credit derivatives	1,973	(366)	—	1,607
Liabilities
Interest rate swaps, at fair value	$672,637	$—	$(78,967)	$593,670
TBA derivatives, at fair value	263,523	(17,404)	—	246,119
Purchase commitments	3,028	—	—	3,028
Credit derivatives	434	(366)	(68)	—

December 31, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$74,470	$—	$—	$74,470
TBA derivatives, at fair value	96,109	—	—	96,109
Futures contracts, at fair value	506	(506)	—	—
Purchase commitments	49	—	—	49
Liabilities
Interest rate swaps, at fair value	$1,006,492	$—	$(108,757)	$897,735
Futures contracts, at fair value	19,413	(506)	(18,907)	—
Credit derivatives	7,440	—	(7,440)	—

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
March 31, 2021	$(79,747)	$—	$772,262
March 31, 2020	$(13,980)	$(397,561)	$(2,827,723)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$(287,889)	$(342,228)	$(630,117)
Net interest rate swaptions	(22,210)	305,990	283,780
Futures	296,164	517,133	813,297
Purchase commitments	—	(1,907)	(1,907)
Credit derivatives	1,631	9,023	10,654
Total			$475,707

Three Months Ended March 31, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$271,085	$160,695	$431,780
Net interest rate swaptions	51,445	70,133	121,578
Futures	(279,476)	6,892	(272,584)
Purchase commitments	—	(10,809)	(10,809)
Credit derivatives	1,925	(65,464)	(63,539)
Total			$206,426

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at March 31, 2021 was approximately $70.8 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

11. FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments and MSRs that are accounted for at fair value. The fair value of a financial instrument and MSR is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Refer to the Note titled “Sale of Commercial Real Estate Business” for fair value measurements related to the assets and liabilities of the disposal group held for sale as of March 31, 2021.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
For the fair value of debt issued by securitization vehicles, refer to the “Variable Interest Entities” Note for additional information.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$69,637,229	$—	$69,637,229
Credit risk transfer securities	—	930,983	—	930,983
Non-Agency mortgage-backed securities	—	1,277,104	—	1,277,104
Commercial mortgage-backed securities	—	4,121	—	4,121
Loans
Residential mortgage loans	—	528,868	—	528,868
Mortgage servicing rights	—	—	113,080	113,080
Assets transferred or pledged to securitization vehicles	—	3,768,922	—	3,768,922
Derivative assets
Other derivatives	498,226	393,248	—	891,474
Total assets	$498,226	$76,540,475	$113,080	$77,151,781
Liabilities
Debt issued by securitization vehicles	—	3,044,725	—	3,044,725
Participations issued	—	180,527	—	180,527
Derivative liabilities
Interest rate swaps	—	672,637	—	672,637
Other derivatives	—	266,985	—	266,985
Total liabilities	$—	$4,164,874	$—	$4,164,874

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$74,067,059	$—	$74,067,059
Credit risk transfer securities	—	532,403	—	532,403
Non-Agency mortgage-backed securities	—	972,192	—	972,192
Commercial mortgage-backed securities	—	80,742	—	80,742
Loans
Residential mortgage loans	—	345,810	—	345,810
Mortgage servicing rights	—	—	100,895	100,895
Assets transferred or pledged to securitization vehicles	—	6,035,671	—	6,035,671
Derivative assets
Other derivatives	506	170,628	—	171,134
Total assets	$506	$82,204,505	$100,895	$82,305,906
Liabilities
Debt issued by securitization vehicles	$—	$5,652,982	$—	$5,652,982
Participations issued	—	39,198	—	39,198
Derivative liabilities
Interest rate swaps	—	1,006,492	—	1,006,492
Other derivatives	19,413	7,440	—	26,853
Total liabilities	$19,413	$6,706,112	$—	$6,725,525

Quantitative Information about Level 3 Fair Value Measurements
The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements are described below. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently from changes in any other assumptions. In practice, simultaneous changes in assumptions may not

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply. For MSRs, in general, increases in the discount, prepayment or delinquency rates or in annual servicing costs in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s investments in MSRs, which in turn could result in a decline in the estimated fair value of MSRs. Refer to the “Mortgage Servicing Rights” Note for additional information.
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSRs. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

	March 31, 2021		December 31, 2020
Valuation Technique	Unobservable Input (1)	Range (Weighted Average ) (2)	Unobservable Input (1)	Range (Weighted Average ) (2)
Discounted cash flow	Discount rate	9.0% -12.0% (9.0%)	Discount rate	9.0% -12.0% (9.4%)
	Prepayment rate	11.0% - 39.2% (26.9%)	Prepayment rate	19.3% - 55.5% (42.0%)
	Delinquency rate	0.0% - 6.0% (2.5%)	Delinquency rate	0.0% - 6.0% (2.5%)
	Cost to service	$81 - $107 ($97)	Cost to service	$83 - $108 ($98)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSRs, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSRs.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$—	$—	$1,372,430	$1,442,071
Corporate debt, held for investment	2,074,475	2,074,790	2,239,930	2,226,045
Assets transferred or pledged to securitization vehicles	—	—	874,349	928,732
Financial liabilities
Repurchase agreements	$61,202,477	$61,202,477	$64,825,239	$64,825,239
Other secured financing	922,605	922,605	917,876	917,876
Mortgages payable	—	—	426,256	474,779
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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At March 31, 2021 and December 31, 2020, goodwill totaled $0 and $71.8 million, respectively. The change reflects the goodwill impairment in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Internalization, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million. The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2021.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2020	$55,526
Intangible assets included in disposal group held for sale	(16,503)
Less: amortization expense	(1,686)
Balance at March 31, 2021	$37,337

13. SECURED FINANCING

Reverse Repurchase and Repurchase Agreements – The Company finances a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assessed each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements should be treated as a securing financing.
The Company enters into reverse repurchase agreements to earn a yield on excess cash balances. The Company receives collateral for reverse repurchase agreements and is required to post collateral for repurchase agreements. To mitigate credit exposure, the Company monitors the market value of these securities and delivers or obtains additional collateral based on changes in market value of these securities. Generally, the Company receives or posts collateral with a fair value approximately equal to or greater than the value of the secured financing.
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
The Company had outstanding $61.2 billion and $64.8 billion of repurchase agreements with weighted average borrowing rates of 0.72% and 0.82%, after giving effect to the Company’s interest rate swaps used to hedge cost of funds, and weighted average remaining maturities of 88 days and 64 days at March 31, 2021 and December 31, 2020, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.6 billion with remaining capacity of $1.4 billion at March 31, 2021.
At March 31, 2021 and December 31, 2020, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

March 31, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities (1)	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$7,222,420	$—	$—	$—	$—	$7,222,420	0.06%
2 to 29 days	15,992,325	280,544	421,388	—	298,047	16,992,304	0.19%
30 to 59 days	7,127,492	59,558	158,556	—	14,929	7,360,535	0.20%
60 to 89 days	9,066,985	—	179,935	239,985	—	9,486,905	0.31%
90 to 119 days	3,781,467	—	—	—	—	3,781,467	0.24%
Over 119 days (1)	16,210,783	—	133,604	—	14,459	16,358,846	0.21%
Total	$59,401,472	$340,102	$893,483	$239,985	$327,435	$61,202,477	0.20%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,151,875	129,993	354,904	$76,799	—	128,267	30,841,838	0.29%
30 to 59 days	10,247,972	16,073	161,274	$—	—	142,336	10,567,655	0.42%
60 to 89 days	8,181,410	99,620	259,401	$—	—	28,406	8,568,837	0.30%
90 to 119 days	2,154,733	—	—	$—	—	—	2,154,733	0.23%
Over 119 days (1)	12,008,920	—	274,860	$107,924	271,801	28,671	12,692,176	0.36%
Total	$62,744,910	$245,686	$1,050,439	$184,723	$271,801	$327,680	$64,825,239	0.32%

 (1)    Includes commercial mortgage-backed securities held for sale.
 (2)    No repurchase agreements had a remaining maturity over 1 year at March 31, 2021. Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2020.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2021 and December 31, 2020. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2021		December 31, 2020
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$300,000	$61,502,477	$250,000	$65,075,239
Amounts offset	(300,000)	(300,000)	(250,000)	(250,000)
Netted amounts	$—	$61,202,477	$—	$64,825,239

The fair value of mortgage-backed securities received as collateral in connection with reverse repurchase agreements was approximately $300.0 million and $250.0 million, which the Company fully repledged, at March 31, 2021 and December 31, 2020, respectively.
Other Secured Financing - Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $66.9 billion and $183.9 million, respectively, at March 31, 2021 and $70.6 billion and $196.9 million, respectively, at December 31, 2020.

14. CAPITAL STOCK

(A)    Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2021 and December 31, 2020.

	Shares authorized		Shares issued and outstanding
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	Par Value
Common stock	2,936,500,000	2,914,850,000	1,398,502,906	1,398,240,618	$0.01
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock, which expired on December 31, 2020 (the “Prior Share Repurchase Program”). In

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three months ended March 31, 2021 and 2020, no shares were purchased pursuant to these authorizations.

In January 2018, the Company entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. No shares were issued under the at-the-market sales program during the three months ended March 31, 2021 and 2020.

(B)    Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2021 and December 31, 2020. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Fixed-rate		(dollars in thousands)
Series D	—	18,400,000	—	—	—	—	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	85,150,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Preferred Stock and Series I Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
(C)    Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$308,346	$357,819
Distributions declared per common share	$0.22	$0.25
Distributions paid to common stockholders after period end	$307,671	$357,606
Distributions paid per common share after period end	$0.22	$0.25
Date of distributions paid to common stockholders after period end	April 30, 2021	April 30, 2020
Dividends declared to series D preferred stockholders	$—	$8,625
Dividends declared per share of series D preferred stock	$—	$0.469
Dividends declared to series F preferred stockholders	$12,510	$12,510
Dividends declared per share of series F preferred stock	$0.434	$0.434
Dividends declared to series G preferred stockholders	$6,906	$6,906
Dividends declared per share of series G preferred stock	$0.406	$0.406
Dividends declared to series I preferred stockholders	$7,467	$7,468
Dividends declared per share of series I preferred stock	$0.422	$0.422

15. INTEREST INCOME AND INTEREST EXPENSE

Refer to the“Significant Accounting Policies” Note for details surrounding the Company’s accounting policy related to net interest income on securities and loans.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2021 and March 31, 2020.

	For the Three Months Ended March 31,
	2021	2020
Interest income	(dollars in thousands)
Residential Securities (1)	$644,634	$410,380
Residential mortgage loans (1)	37,109	47,557
Commercial investment portfolio (1) (2)	81,601	95,676
Reverse repurchase agreements	34	1,413
Total interest income	$763,378	$555,026
Interest expense
Repurchase agreements	42,585	434,021
Debt issued by securitization vehicles	26,276	42,119
Participations issued	597	—
Other	6,515	27,333
Total interest expense	75,973	503,473
Net interest income	$687,405	$51,553

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended March 31, 2021 and March 31, 2020.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands, except per share data)
Net income (loss)	$1,751,134	$(3,640,189)
Net income (loss) attributable to noncontrolling interests	321	66
Net income (loss) attributable to Annaly	1,750,813	(3,640,255)
Dividends on preferred stock	26,883	35,509
Net income (loss) available (related) to common stockholders	$1,723,930	$(3,675,764)
Weighted average shares of common stock outstanding-basic	1,399,210,925	1,430,994,319
Add: Effect of stock awards, if dilutive	789,802	—
Weighted average shares of common stock outstanding-diluted	1,400,000,727	1,430,994,319
Net income (loss) per share available (related) to common share
Basic	$1.23	$(2.57)
Diluted	$1.23	$(2.57)

The computations of diluted net income (loss) per share available (related) to common share for the three months ended March 31, 2020 excludes 0.1 million of potentially dilutive restricted stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended March 31, 2021 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2021 and December 31, 2020.
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
During the three months ended March 31, 2021 and 2020, the Company recorded ($0.3) million and ($26.7) million, respectively, of income tax benefit attributable to its TRSs. The Company’s federal, state and local tax returns from 2016 and forward remain open for examination.

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
For the three months ended March 31, 2020, the compensation and management fee computed in accordance with the Management Agreement was $40.8 million and reimbursement payments to the Former Manager were $7.1 million.

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of approximately five years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2021 was $0.9 million.
Supplemental information related to leases as of and for the three months ended March 31, 2021 was as follows:

Operating Leases	Classification	March 31, 2021
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$12,503
Liabilities
Operating lease liabilities (1)	Other liabilities	$16,308
Lease term and discount rate
Weighted average remaining lease term		4.5 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$997
(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2021 (remaining)	$2,921
2022	$3,862
2023	3,862
2024	3,862
2025	2,895
Total lease payments	$17,402
Less imputed interest	1,094
Present value of lease liabilities	$16,308

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2021 and December 31, 2020.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At March 31, 2021 Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at March 31, 2021 was $515.0 million with excess net capital of $514.7 million.

22. SUBSEQUENT EVENTS

In April 2021, the Company completed and closed the securitization of residential mortgage loans, OBX 2021-J1 Trust, with a face value of $353.8 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions (and our outlook for our business in light of these conditions, which is uncertain); changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; our ability to grow our residential credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, commercial real estate assets and corporate debt; risks related to investments in MSRs; our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and the timing and ultimate completion of the sale of our commercial real estate business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent annual report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	45
Recent Developments	45
Business Environment and COVID-19	45
Economic Environment	46
London Interbank Offered Rate (“LIBOR”) Transition Working Group	48
Results of Operations	47
Net Income (Loss) Summary	48
Non-GAAP Financial Measures	49
Core earnings (excluding PAA), core earnings (excluding PAA) attributable to common stockholders, core earnings (excluding PAA) per average common share and annualized core return on average equity (excluding PAA)	50
Premium Amortization Expense	52
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	52
Experienced and Projected Long-term CPR	53
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities)	53
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	54
Realized and Unrealized Gains (Losses)	55
Other Income (Loss)	56
General and Administrative Expenses	57
Return on Average Equity	57
Unrealized Gains and Losses - Available-for-Sale Investments	57
Financial Condition	58
Residential Securities	58
Contractual Obligations	61
Off-Balance Sheet Arrangements	61
Capital Management	62
Stockholders’ Equity	62
Capital Stock	62
Leverage and Capital	62
Risk Management	63
Risk Appetite	63
Governance	63
Description of Risks	64
Capital, Liquidity and Funding Risk Management	65
Funding	65
Excess Liquidity	67
Maturity Profile	68
Stress Testing	69
Liquidity Management Policies	69
Investment/Market Risk Management	70
Credit Risk Management	71
Counterparty Risk Management	71
Operational Risk Management	72
Compliance, Regulatory and Legal Risk Management	72
Critical Accounting Policies and Estimates	73
Valuation of Financial Instruments	73
Residential Securities	73
Residential Mortgage Loans	73
MSRs	74
Commercial Real Estate Investments	74
Interest Rate Swaps	74
Revenue Recognition	74
Consolidation of Variable Interest Entities	74
Use of Estimates	74
Glossary of Terms	75

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

Recent Developments
Sale of Commercial Real Estate Business
On March 25, 2021, we announced that we entered into a definitive agreement to sell and exit our Commercial Real Estate (“CRE”) business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”). The transaction represents the sale of substantially all of the assets that comprise our CRE business, which include equity interests, loan assets and commercial mortgage-backed securities (other than commercial CRTs). Certain employees who primarily support the CRE business are expected to join Slate at completion of the sale. Subject to customary closing conditions, including applicable regulatory approvals, the transfer of the CRE business is expected to be completed by the third quarter of 2021. Revenues and expenses associated with the CRE business will be reflected in our results of operations and key financial metrics through closing. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the announced transaction.

Business Environment and COVID-19
The first quarter of 2021 was marked by a meaningful selloff in interest rates, as 10-year Treasury rates rose more than 80 basis points. Despite the increase in interest rates, spreads on Agency mortgage-backed securities (“MBS”) and credit products generally tightened, allowing us to generate a 3.6% economic return, excluding goodwill impairment, during the quarter on $0.29 in core earnings (excluding PAA), $1.23 in GAAP net income per common share and a marginal improvement in our book value. Our total portfolio net of securitized debt decreased two percent during the quarter to $100.1 billion, while credit investments as a share of the aggregate portfolio rose from 22% to 27% during the quarter.
The sharp repricing in the rates market was driven by a meaningful boost in economic growth expectations, best seen in the Federal Reserve’s economic forecasts for 2021 growth in U.S. gross domestic product (“GDP”). While the members of the Federal Reserve’s Federal Open Market Committee (“FOMC”) had expected an already strong 4.2% year-over-year growth for GDP in 2021, in the December 2020 Summary of Economic Projections (“SEP”), they revised these projections to 6.5% year-over-year GDP growth in the March SEP. If realized, growth would be the strongest in nearly 40 years, as the rising number of vaccinated individuals is allowing the U.S. economy to gradually reopen an increasing number of service businesses. At the same time, substantial government stimulus and healthy consumer balance sheets are boosting the U.S. economy. The repricing in interest rate markets also reflects the anticipation of meaningfully higher inflation. Base effects created by a sharp deceleration in inflation one year ago and consumers’ willingness to pay elevated prices following the receipt of stimulus checks are lifting prices right now. Inflation is likely to temporarily rise above the Federal Reserve’s inflation target in coming months, but it remains unclear as to whether higher inflation will take hold beyond that.
Similar to the trends seen during the second half of 2020, valuations continued to remain tight across nearly all asset classes in the first quarter of 2021 as optimism about the economic recovery, monetary and fiscal policy support, and strong demand from certain private market participants, for example from banks for Agency MBS, supported asset valuation. Offsetting the effect from tight asset spreads, financing conditions remained very favorable. Favorable financial conditions and ample liquidity continued to support the absolutely low levels of rates as well as the flat term structure of the repo curve. Our net interest margin (excluding PAA) declined to 1.91% at the end of the first quarter from 1.98% at the end of 2020. Our net interest margin was 3.39% at the end of the first quarter and 2.14% at the end of 2020.
Core earnings (excluding PAA) and net interest margin (excluding PAA) are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Business Continuity
Our well-established Business Continuity Plan (“BCP”) has been designed to ensure continued, effective operations through a variety of scenarios including natural disasters and disease pandemics. It identifies critical systems, processes, roles and third parties, and can be adjusted on a real-time basis to address situations as they arise.
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
Historical tabletop exercises have included use of CDC Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response/ impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning. These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. We took proactive actions, which included canceling non-essential travel and instituting 100% remote working, ahead of New York State-mandated requirements. To protect the health and well-being of our employees, their families and communities remote work requirements began in phases in early March 2020, culminating with a company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated largely remotely since that time.
A majority of our business activities continue to be performed remotely, though we have seen a limited number of employees return to the office on a voluntary and periodic basis. At the present, we expect additional employees to return to the office in the second half of 2021 subject to continued successful vaccine rollout and revised guidance from federal, state and local authorities.

Economic Environment
The pace of economic growth continued its expansion in the first quarter, with U.S. gross domestic product (“GDP”) rising 6.4% on a seasonally adjusted annualized rate. The rebound in U.S. economic output was driven by the partial reopening of the U.S. economy due to an aggressive vaccination campaign, which has allowed the U.S. to fully vaccinate roughly one-third of individuals over 18 years of age as of April 21, 2021 according to the Center of Disease Control and Prevention (“CDC”). The successful vaccine rollout has allowed for the gradual loosening of social distancing and other COVID-19 related restrictions. Though more progress has to be made in order to overcome COVID-19 and have the economy return to pre-pandemic levels, the U.S. economy appeared to be entering a meaningful uptick in activity at the end of the first quarter.
The unemployment rate fell 0.7 percentage points in the first quarter to 6.0% in March according to the Bureau of Labor Statistics, though remains well above pre-pandemic levels. Meanwhile, seasonally adjusted total non-farm payroll employment rose to 144.1 million employees, but remains roughly 8.4 million employees below the number of employed in February 2020 at the onset of the COVID-19 pandemic. Wage growth, as measured by the year-over-year change in private sector Average Hourly Earnings, contracted during the quarter, reading 4.2% in March compared to 5.5% in December 2020. The downward adjustment in wages is largely a statistical anomaly, driven by relatively larger share of job losses among lower-paid employees. This inflated wage gains for most of 2020. However, as employees in lower-paid sectors, for example in the leisure sector, reenter the work force, wage growth is expected to slow to rates more in line with historical averages.
Similar to the labor market, inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), have rebounded from their pandemic lows in the second quarter of 2020, though remain below the Fed’s 2% target in the first quarter of 2021. The headline PCE measure increased by 2.32% year-over-year in March 2021. The more stable core PCE measure, which excludes volatile food and energy prices, registered 1.83% year-over-year increase, above the 1.41% year-over-year growth measured in December 2020.
In support of the U.S. economic recovery, the FOMC maintained the Federal Funds Rate in the 0.00% - 0.25% range during the first quarter of 2021 and continued to signal that it will maintain the rate at current levels for an extended period of time. In addition, the FOMC continued its quantitative easing program. The combined Fed actions have continued to support financial conditions and market functioning, which in turn has helped the economic recovery.
During the first quarter of 2021, the 10-year U.S. Treasury rate rose meaningfully from 0.91% on December 31, 2020 to 1.74% on March 31, 2021. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, continued to compress, reaching 0.30% or 30 basis points (bps) at the end of the quarter.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table below presents interest rates and spreads at each date presented:

	March 31, 2021	December 31, 2020	March 31, 2020
30-Year mortgage current coupon	2.04%	1.34%	1.80%
Mortgage basis	30 bps	43 bps	113 bps
10-Year U.S. Treasury rate	1.74%	0.91%	0.67%
LIBOR
1-Month	0.11%	0.14%	0.99%
6-Month	0.21%	0.26%	1.18%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2021 and 2020.

	As of and for the Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
Interest income	$763,378	$555,026
Interest expense	75,973	503,473
Net interest income	687,405	51,553
Realized and unrealized gains (losses)	1,097,845	(3,655,741)
Other income (loss)	15,258	14,926
Less: Total general and administrative expenses	49,695	77,629
Income (loss) before income taxes	1,750,813	(3,666,891)
Income taxes	(321)	(26,702)
Net income (loss)	1,751,134	(3,640,189)
Less: Net income (loss) attributable to noncontrolling interests	321	66
Net income (loss) attributable to Annaly	1,750,813	(3,640,255)
Less: Dividends on preferred stock	26,883	35,509
Net income (loss) available (related) to common stockholders	$1,723,930	$(3,675,764)
Net income (loss) per share available (related) to common stockholders
Basic	$1.23	$(2.57)
Diluted	$1.23	$(2.57)
Weighted average number of common shares outstanding
Basic	1,399,210,925	1,430,994,319
Diluted	1,400,000,727	1,430,994,319
Other information
Asset portfolio at period-end	$82,735,505	$92,129,743
Average total assets	$86,912,346	$113,606,178
Average equity	$14,044,696	$14,251,937
Leverage at period-end (1)	4.6:1	6.4:1
Economic leverage at period-end (2)	6.1:1	6.8:1
Capital ratio (3)	13.7%	12.3%
Annualized return on average total assets	8.06%	(12.82%)
Annualized return on average equity	49.87%	(102.17%)
Net interest margin (4)	3.39%	0.18%
Average yield on interest earning assets (5)	3.76%	1.91%
Average GAAP cost of interest bearing liabilities (6)	0.42%	1.86%
Net interest spread	3.34%	0.05%
Weighted average experienced CPR for the period	23.9%	13.6%
Weighted average projected long-term CPR at period-end	11.8%	17.7%
Common stock book value per share	$8.95	$7.50
Non-GAAP metrics (7)
Interest income (excluding PAA)	$548,808	$845,748
Economic interest expense (6)	$155,720	$517,453
Economic net interest income (excluding PAA)	$393,088	$328,295
Premium amortization adjustment cost (benefit)	$(214,570)	$290,722
Core earnings (excluding PAA) (8)	$439,519	$330,218
Core earnings (excluding PAA) per common share	$0.29	$0.21
Annualized core return on average equity (excluding PAA)	12.53%	9.27%
Net interest margin (excluding PAA) (4)	1.91%	1.18%
Average yield on interest earning assets (excluding PAA) (5)	2.71%	2.91%
Average economic cost of interest bearing liabilities (6)	0.87%	1.91%
Net interest spread (excluding PAA)	1.84%	1.00%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

(1) Debt consists of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and mortgages payable. Certain credit facilities (included within other secured financing), participations issued and mortgages payable are non-recourse to us.
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

GAAP
Net income (loss) was $1.8 billion, which includes $0.3 million attributable to noncontrolling interests, or $1.23 per average basic common share, for the three months ended March 31, 2021 compared to ($3.6) billion, which includes $0.1 million attributable to noncontrolling interests, or ($2.57) per average basic common share, for the same period in 2020. We attribute the majority of the change in net income (loss) to favorable changes in unrealized gains (losses) on interest rate swaps, net unrealized gains (losses) on instruments measured at fair value through earnings and net interest income. Net unrealized gains (losses) on interest rate swaps was $772.3 million for the three months ended March 31, 2021 compared to ($2.8) billion for the same period in 2020. Net unrealized gains (losses) on instruments measured at fair value through earnings was $104.2 million for the three months ended March 31, 2021 compared to ($730.2) million for the same period in 2020. Net interest income for the three months ended March 31, 2021 was $687.4 million compared to $51.6 million for the same period in 2020. Refer to the sections titled “Non-GAAP” and “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Core earnings (excluding premium amortization adjustment (“PAA”)) were $439.5 million, or $0.29 per average common share, for the three months ended March 31, 2021, compared to $330.2 million, or $0.21 per average common share, for the same period in 2020. The change in core earnings (excluding PAA) during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities and higher TBA dollar roll income, partially offset by lower coupon income resulting from lower average interest earning assets and unfavorable changes in the net interest component of interest rate swaps.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,751,134	$(3,640,189)
Net income (loss) attributable to noncontrolling interests	321	66
Net income (loss) attributable to Annaly	1,750,813	(3,640,255)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	—	397,561
Unrealized (gains) losses on interest rate swaps	(772,262)	2,827,723
Net (gains) losses on disposal of investments and other	65,786	(206,583)
Net (gains) losses on other derivatives and financial instruments	(476,868)	(206,426)
Net unrealized (gains) losses on instruments measured at fair value through earnings	(104,191)	730,160
Loan loss provision (reversal) (1)	(144,870)	99,993
Business divestiture-related (gains) losses	249,563	—
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	7,324	7,934
Non-core (income) loss allocated to equity method investments (3)	(9,680)	19,398
Transaction expenses and non-recurring items (4)	695	7,245
Income tax effect of non-core income (loss) items	4,334	(23,862)
TBA dollar roll income and CMBX coupon income (5)	98,933	44,904
MSR amortization (6)	(15,488)	(18,296)
Plus:
Premium amortization adjustment cost (benefit)	(214,570)	290,722
Core earnings (excluding PAA) (7)	439,519	330,218
Dividends on preferred stock	26,883	35,509
Core earnings (excluding PAA) attributable to common stockholders (7)	$412,636	$294,709
GAAP net income (loss) per average common share	$1.23	$(2.57)
Core earnings (excluding PAA) per average common share (7)	$0.29	$0.21
GAAP return (loss) on average equity	49.87%	(102.17%)
Core return on average equity (excluding PAA) (7)	12.53%	9.27%

(1)    Includes ($5.3) million and $0.7 million of loss provision (reversal) on unfunded loan commitments for the three months ended March 31, 2021 and 2020, respectively, which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
(2)    Includes depreciation and amortization expense related to equity method investments.
(3)    Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).
(4)    The three months ended March 31, 2021 includes costs incurred in connection with a securitization of residential whole loans. The three months ended March 31, 2020 includes costs incurred in connection with securitizations of Agency MBS and residential whole loans as well as costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process.
(5)    TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $1.5 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.
(6)    MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.
(7)    Represents a non-GAAP financial measure.

From time to time, we enter into TBA forward contracts as an alternate means of investing in and financing Agency MBS. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency MBS with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency MBS, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency MBS less an implied financing cost.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency MBS. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value in Net gains (losses) on other derivatives and financial instruments in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).
TBA dollar roll income is calculated as the difference in price between two TBA contracts with the same terms but different settlement dates multiplied by the notional amount of the TBA contract. Although accounted for as derivatives, TBA dollar rolls capture the economic equivalent of net interest income, or carry, on the underlying Agency MBS (interest income less an implied cost of financing). TBA dollar roll income is reported as a component of Net gains (losses) on other derivatives and financial instruments in the Consolidated Statements of Comprehensive Income (Loss).
The CMBX index is a synthetic tradable index referencing a basket of 25 commercial mortgage-backed securities of a particular rating and vintage. The CMBX index allows investors to take a long position (referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of commercial mortgage-backed securities and is structured as a “pay-as-you-go” contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying commercial mortgage-backed securities as they occur. We report income (expense) on CMBX positions in Net gains (losses) on other derivatives and financial instruments in the Consolidated Statements of Comprehensive Income (Loss). The coupon payments received or paid on CMBX positions is equivalent to interest income (expense) and therefore included in core earnings (excluding PAA).

Premium Amortization Expense
In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for our Agency MBS, excluding interest-only securities, multifamily and reverse mortgages, taking into account estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third-party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Premium amortization expense	$(11,891)	$616,937
Less: PAA cost (benefit)	(214,570)	290,722
Premium amortization expense (excluding PAA)	$202,679	$326,215

Interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)
Interest income (excluding PAA) represents interest income excluding the effect of the premium amortization adjustment, and serves as the basis for deriving average yield on interest earning assets (excluding PAA), net interest spread (excluding PAA) and net interest margin (excluding PAA), which are discussed below. We believe this measure provides management and investors with additional detail to enhance their understanding of our operating results and trends by excluding the component of premium amortization expense representing the cumulative effect of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency MBS (other than interest-only securities, multifamily and reverse mortgages), which can obscure underlying trends in the performance of the portfolio.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three months ended March 31, 2021.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the three months ended	(dollars in thousands)
March 31, 2021	$763,378	$(214,570)	$548,808
March 31, 2020	$555,026	$290,722	$845,748
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the three months ended		(dollars in thousands)
March 31, 2021	$75,973	$79,747	$155,720	$687,405	$79,747	$607,658	$(214,570)	$393,088
March 31, 2020	$503,473	$13,980	$517,453	$51,553	$13,980	$37,573	$290,722	$328,295
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Experienced and Projected Long-Term CPR
Prepayment speeds, as reflected by the CPR and interest rates vary according to the type of investment, conditions in financial markets, competition and other factors, none of which can be predicted with any certainty. In general, as prepayment speeds and expectations of prepayment speeds on our Agency MBS portfolio increase, related purchase premium amortization increases, thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency MBS portfolio as of and for the periods presented.

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2021	23.9%	11.8%
March 31, 2020	13.6%	17.7%
         (1)    For the three months ended March 31, 2021 and 2020, respectively.
         (2)    At March 31, 2021 and 2020, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
March 31, 2021	$81,121,340	$548,808	2.71%	$72,002,031	$155,720	0.87%	393,088	1.84%
March 31, 2020	$116,063,895	$845,748	2.91%	$107,029,466	$517,453	1.91%	328,295	1.00%

(1)Based on amortized cost.
(2)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(3)Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Economic interest expense is comprised of  GAAP interest expense and the net interest component of interest rate swaps.

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
March 31, 2021	$548,808	98,933	(75,973)	(79,747)	$492,021	$81,121,340	21,865,969	$102,987,309	1.91%
March 31, 2020	$845,748	44,904	(503,473)	(13,980)	$373,199	$116,063,895	9,965,142	$126,029,037	1.18%
(1)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(2)TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $1.5 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
March 31, 2021	$72,002,031	$65,350,334	$155,720	0.87%	0.12%	0.22%	(0.10%)	0.75%	0.65%
March 31, 2020	$107,029,466	$80,750,560	$517,453	1.91%	1.40%	1.49%	(0.09%)	0.51%	0.42%
(1)     Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(2)    Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

Economic interest expense decreased by $361.7 million for the three months ended March 31, 2021 compared to the same period in 2020. The change was due to lower borrowing rates and a decrease in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($79.7) million for the three months ended March 31, 2021 compared to ($14.0) million for the same period in 2020.
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
At March 31, 2021 and December 31, 2020, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and financial instruments and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended March 31, 2021 and 2020 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$692,515	$(3,239,264)
Net gains (losses) on disposal of investments and other	(65,786)	206,583
Net gains (losses) on other derivatives and financial instruments	476,868	206,426
Net unrealized gains (losses) on instruments measured at fair value through earnings	104,191	(730,160)
Loan loss (provision) reversal	139,620	(99,326)
Business divestiture-related gains (losses)	(249,563)	(249,563)
Total	$1,097,845	$(3,905,304)

(1)Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended March 31, 2021 and 2020

Net gains (losses) on interest rate swaps for the three months ended March 31, 2021 was $692.5 million compared to ($3.2) billion for the same period in 2020. The change was primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps, which was $772.3 million for the three months ended March 31, 2021, reflecting a rise in forward interest rates during the period, compared to ($2.8) billion for the same period in 2020, reflecting a decline in forward interest rates during the earlier period.
Net gains (losses) on disposal of investments and other was ($65.8) million for the three months ended March 31, 2021 compared to $206.6 million for the same period in 2020. For the three months ended March 31, 2021, we disposed of Residential Securities with a carrying value of $3.0 billion for an aggregate net loss of ($61.0) million. For the same period in 2020, we disposed of Residential Securities with a carrying value of $41.9 billion for an aggregate net gain of $267.3 million.
Net gains (losses) on other derivatives and financial instruments was $476.9 million for the three months ended March 31, 2021 compared to $206.4 million for the same period in 2020. The change in net gains (losses) on other derivatives and financial instruments was primarily comprised of a favorable change in net gains (losses) on futures derivatives, which was $813.3 million for the three months ended March 31, 2021 compared to ($272.6) million for the same period in 2020, and higher net gains of interest rate swaptions, which was $283.8 million for the three months ended March 31, 2021 compared to $121.6 million for the same period in 2020, partially offset by an unfavorable change in net gains (losses) on TBA derivatives, which was ($630.1) million for the three months ended March 31, 2021 compared to $431.8 million for the same period in 2020.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $104.2 million for the three months ended March 31, 2021 compared to ($730.2) million for the same period in 2020, primarily due to favorable changes in unrealized gains (losses) on securitized commercial loans of $511.6 million, credit risk transfer securities of $253.0 million, securitized residential whole loans of consolidated VIEs of $175.4 million, non-Agency MBS of $133.8 million, securitized debt of consolidated VIEs backed by Agency MBS of $120.2 million and MSRs of $109.7 million, partially offset by unfavorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs of ($490.8) million for the three months ended March 31, 2021 compared to the same period in 2020.
For the three months ended March 31, 2021 and 2020, net loan loss (provisions) reversals of $139.6 million and ($99.3) million, respectively, were recorded on commercial mortgage and corporate loans. Refer to the “Loans” Note located within Item 1 for additional information related to the loan loss (provisions) reversals.

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

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
March 31, 2021	$49,695	0.23%	1.42%
March 31, 2020	$77,629	0.27%	2.18%

(1) Includes $0.7 million of transaction costs incurred in connection with a securitization of residential whole loans for the three months ended March 31, 2021. Includes $7.2 million of transaction costs incurred in connection with securitizations of residential whole loans and Agency MBS as well as costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process for the three months ended March 31, 2020. Excluding these transaction costs, G&A expenses as a percentage of average total assets were 0.23% and 0.25% and as a percentage of average equity were 1.40% and 1.98% for the three months ended March 31, 2021 and 2020, respectively.

G&A expenses were $49.7 million for the three months ended March 31, 2021, a decrease of $27.9 million compared to the same period in 2020, primarily due to cost savings generated from the Internalization which closed on June 30, 2020 and lower securitization transaction costs and professional fees during the first quarter of 2021 compared with the same period in 2020.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2021	17.31%	33.54%	0.43%	(1.42%)	0.01%	49.87%
March 31, 2020	1.06%	(102.22%)	0.42%	(2.18%)	0.75%	(102.17%)
(1) Economic net interest income includes the net interest component of interest rate swaps. (2) Realized and unrealized gains and losses excludes the net interest component of interest rate swaps.

Unrealized Gains and Losses - Available-for-Sale Investments
With our available-for-sale accounting treatment on our Agency MBS, which represent the largest portion of assets on balance sheet, as well as certain commercial mortgage-backed securities, unrealized fluctuations in market values of assets do not impact our GAAP net income (loss) but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Unrealized gain	$2,441,464	$3,378,523
Unrealized loss	(439,233)	(4,188)
Accumulated other comprehensive income (loss)	$2,002,231	$3,374,335

Unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on our potential earnings and dividends: positive changes will increase our equity base and allow us to increase our borrowing capacity while

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
negative changes tend to reduce borrowing capacity. A very large negative change in the net fair value of our available-for-sale Residential Securities might impair our liquidity position, requiring us to sell assets with the potential result of realized losses upon sale.
The fair value of these securities being less than amortized cost at March 31, 2021 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $85.4 billion and $88.5 billion at March 31, 2021 and December 31, 2020, respectively. The change was primarily due to a decrease in Agency MBS of $4.5 billion, including assets transferred or pledged to securitization vehicles, partially offset by increases in derivative assets of $0.7 billion, credit risk transfer securities of $0.4 billion and non-Agency MBS of $0.3 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2021:

	Residential		Commercial
	Agency MBS and MSRs	Residential Credit (1)	Commercial Real Estate (2)	Corporate Debt	Total
Assets	(dollars in thousands)
Fair value/carrying value	$70,348,427	$5,907,759	$4,345,255	$2,074,475	$82,675,916
Implied market value of derivatives (3)	22,793,892	—	500,539	—	23,294,431
Debt
Repurchase agreements	59,401,472	1,473,570	327,435	—	61,202,477
Implied cost basis of derivatives (3)	23,040,011	—	498,781	—	23,538,792
Other secured financing	—	—	—	922,605	922,605
Debt issued by securitization vehicles	549,941	2,494,784	—	—	3,044,725
Participations issued	—	180,527	—	—	180,527
Net forward purchases	924,575	587	—	—	925,162
Liabilities of disposal group held for sale	—	—	3,260,788	—	3,260,788
Other
Other assets / liabilities	985,837	53,507	90,388	42,592	1,172,324
Net equity allocated	$10,212,157	$1,811,798	$849,178	$1,194,462	$14,067,595

Net equity allocated (%)	73%	13%	6%	8%	100%
Debt/net equity ratio	5.9:1	2.3:1	0.4:1	0.8:1	4.6:1	(4)

(1)     Fair value/carrying includes residential loans held for sale.
(2)     Fair value/carrying includes commercial real estate investments held for sale.
(3)     Derivatives include TBA contracts under Agency MBS and MSRs and CMBX balances under Commercial Real Estate.
(4) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition. Excludes liabilities of disposal group held for sale.

Residential Securities
Substantially all of our Agency MBS at March 31, 2021 and December 31, 2020 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2021 and December 31, 2020 we had on our Consolidated Statements of Financial Condition a total of $88.4 million and $88.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $4.1 billion and $4.0 billion, respectively, of unamortized premium

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
(which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended March 31, 2021 and 2020 was 23.9% and 13.6%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of March 31, 2021 and 2020 was 11.8% and 17.7%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$67,613,620	$71,302,578
Adjustable-rate pass-through	438,872	477,516
CMO	142,872	149,767
Interest-only	410,164	421,909
Multifamily	982,115	1,663,507
Reverse mortgages	49,586	51,782
Total agency securities	$69,637,229	$74,067,059
Residential credit
Residential CRT	$930,983	$532,403
Alt-A	58,498	80,328
Prime	175,230	181,509
Prime interest-only	959	1,240
Subprime	188,498	188,433
NPL/RPL	809,404	475,847
Prime jumbo (>= 2010 vintage)	43,349	43,283
Prime jumbo (>= 2010 vintage) interest-only	1,166	1,552
Total residential credit securities	$2,208,087	$1,504,595
Total Residential Securities	$71,845,316	$75,571,654
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2021 and December 31, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	March 31, 2021	December 31, 2020
Residential Securities (1)	(dollars in thousands)
Principal amount	$65,983,876	$68,521,464
Net premium	3,456,271	3,280,439
Amortized cost	69,440,147	71,801,903
Amortized cost / principal amount	105.24%	104.79%
Carrying value	71,403,721	75,116,466
Carrying value / principal amount	108.21%	109.62%
Weighted average coupon rate	3.53%	3.58%
Weighted average yield	3.01%	2.86%
Adjustable-rate Residential Securities (1)
Principal amount	$1,594,403	$1,257,966
Weighted average coupon rate	2.82%	3.20%
Weighted average yield	8.22%	5.20%
Weighted average term to next adjustment	14 Months	15 Months
Weighted average lifetime cap (2)	0.25%	0.41%
Principal amount at period end as % of total residential securities	2.42%	1.84%
Fixed-rate Residential Securities (1)
Principal amount	$64,389,473	$67,263,498
Weighted average coupon rate	3.55%	3.58%
Weighted average yield	2.89%	2.82%
Principal amount at period end as % of total residential securities	97.58%	98.16%
Interest-only Residential Securities
Notional amount	$3,304,039	$3,642,143
Net premium	571,310	602,790
Amortized cost	571,310	602,790
Amortized cost / notional amount	17.29%	16.55%
Carrying value	441,595	455,188
Carrying value / notional amount	13.37%	12.50%
Weighted average coupon rate	4.06%	3.99%
Weighted average yield	3.86%	NM
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes. NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2021.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$902,239	$—	$902,239	3.14%	2.05%	5.60%	46.47%
Private label credit risk transfer	28,744	—	28,744	4.31%	0.82%	0.71%	22.18%
Alt-A	58,498	24,388	34,110	3.06%	9.23%	19.92%	16.01%
Prime	175,230	11,428	163,802	4.41%	8.25%	7.86%	33.80%
Prime interest-only	959	959	—	0.46%	—	4.99%	55.99%
Subprime	188,498	88,555	99,943	2.00%	18.80%	14.14%	13.16%
Re-performing loan securitizations	588,694	232,281	356,413	4.15%	28.36%	24.52%	8.64%
Non-performing loan securitizations	220,710	220,710	—	2.39%	26.97%	68.94%	10.39%
Prime jumbo (>=2010 vintage)	43,349	—	43,349	3.87%	4.04%	5.02%	52.79%
Prime jumbo (>=2010 vintage) interest-only	1,166	1,166	—	0.37%	—	5.74%	54.79%
Total/weighted average (2)	$2,208,087	$579,487	$1,628,600	3.35%	13.62%	18.11%	30.63%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of IOs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$84	$902,071	$84	$902,239
Private label credit risk transfer	—	—	28,744	—	28,744
Alt-A	7,232	38,875	12,391	—	58,498
Prime	38,738	131,711	4,781	—	175,230
Prime interest-only	—	—	—	959	959
Subprime	7,349	78,359	102,574	216	188,498
Re-performing loan securitizations	—	588,694	—	—	588,694
Non-performing loan securitizations	—	220,710	—	—	220,710
Prime jumbo (>=2010 vintage)	—	43,349	—	—	43,349
Prime jumbo (>=2010 vintage) interest-only	—	—	—	1,166	1,166
Total	$53,319	$1,101,782	$1,050,561	$2,425	$2,208,087

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2021. The table does not include the effect of net interest rate payments on our interest rate swap agreements and excludes assets and liabilities of the disposal group held for sale. The net swap payments will fluctuate based on monthly changes in the floating rate. At March 31, 2021, the interest rate swaps had a net fair value of ($0.7) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$61,202,477	$—	$—	$—	$61,202,477
Interest expense on repurchase agreements (1)	33,287	—	—	—	33,287
Other secured financing	—	—	922,605	—	922,605
Interest expense on other secured financing (1)	20,015	40,085	11,380	—	71,480
Debt issued by securitization vehicles (principal)	—	—	—	2,976,696	2,976,696
Interest expense on debt issued by securitization vehicles	78,627	157,254	157,254	2,234,346	2,627,481
Participations issued (principal)	—	—	—	173,936	173,936
Interest expense on participations issued	6,416	12,831	12,831	167,065	199,143
Long-term operating lease obligations	3,886	7,724	5,792	—	17,402
Total	$61,344,708	$217,894	$1,109,862	$5,552,043	$68,224,507

(1)     Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2021.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities or other term financing structures to finance certain of our assets. During the three months ended March 31, 2021, we received $5.0 billion from principal repayments and $2.8 billion in cash from disposal of securities. During the three months ended March 31, 2020, we received $4.9 billion from principal repayments and $41.1 billion in cash from disposal of securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at March 31, 2021.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	13,985	13,982
Additional paid-in capital	19,754,826	19,750,818
Accumulated other comprehensive income (loss)	2,002,231	3,374,335
Accumulated deficit	(9,251,804)	(10,667,388)
Total stockholders’ equity	$14,055,807	$14,008,316

Capital Stock
Common Stock
In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock, which expired on December 31, 2020 (“the Prior Share Repurchase Program”). In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three months ended March 31, 2021 and 2020, no shares were purchased pursuant to these authorizations.

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
Our debt-to-equity ratio at March 31, 2021 and December 31, 2020 was 4.6:1 and 5.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivative and CMBX notional outstanding and net forward purchases (sales) of investments divided by total equity was 6.1:1 and 6.2:1 at March 31, 2021 and December 31, 2020, respectively. Our capital ratio, which represents our ratio of stockholders’ equity to total assets (inclusive of total market value of TBA derivatives and shown net of debt issued by securitization vehicles), was 13.7% and 13.6% at March 31, 2021 and December 31, 2020, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Risk Management
For more information on COVID-19, including actions we have taken in response, please refer to the section titled “Business Environment and COVID-19” within this Item 2.
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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”) with support from the other Board Committees. The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices. The Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or ESG risk to us, and the Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
Our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the FICC, with FICC acting as the central counterparty. In addition, Arcola borrows funds through direct repurchase agreements.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2021 and December 31, 2020, the weighted average days to maturity was 88 days and 64 days, respectively.
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
At March 31, 2021, we had total financial assets and cash pledged against existing liabilities of $67.8 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2021 compared to the same period in 2020, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2021. While haircut and margin requirements related to the Agency collateral we pledge under repurchase agreements and interest rate swaps were largely unchanged during the three months ended March 31, 2021, our counterparties did increase haircuts and margin requirements on credit assets beginning in March 2020, as a result of market disruptions brought on by COVID-19, which have since returned closer to pre-pandemic levels.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2021	$65,461,539	$61,202,477	$143,395	$—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—
March 31, 2019	87,781,404	88,554,170	3,937,769	523,449
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2021. The weighted average remaining maturity on our repurchase agreements and other secured financing was 106 days at March 31, 2021:

	March 31, 2021
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$7,222,420	0.06%	11.6%
2 to 29 days	16,992,304	0.19%	27.4%
30 to 59 days	7,360,534	0.20%	11.8%
60 to 89 days	9,486,905	0.31%	15.3%
90 to 119 days	3,781,467	0.24%	6.1%
Over 120 days (1)	17,281,452	0.32%	27.8%
Total	$62,125,082	0.23%	100.0%

     (1)    Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2021:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$61,202,477	0.20%	0.26%	88
Other secured financing (2)	922,605	2.17%	2.80%	1,304
Debt issued by securitization vehicles (3)	2,976,696	2.16%	1.90%	11,764
Participations issued (3)	173,936	3.69%	2.60%	11,330
Total indebtedness	$65,275,714

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2021:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$957,266	$165,527	$1,122,793
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	63,297,899	6,052,843	69,350,742
Credit risk transfer securities	401,011	529,972	930,983
Non-agency mortgage-backed securities	693,669	583,435	1,277,104
Commercial mortgage-backed securities	4,121	—	4,121
Residential mortgage loans (2)	3,130,943	568,729	3,699,672
MSRs	—	113,080	113,080
Corporate debt, held for investment	1,564,052	510,423	2,074,475
Assets of disposal group held for sale (3)	3,286,829	358,748	3,645,577
Other assets (4)	—	60,363	60,363
Total financial assets	$73,335,790	$8,943,120	$82,278,910

(1)    The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2)    Includes assets transferred or pledged to securitization vehicles.
(3)    Comprised of commercial real estate investments held for sale.
(4)    Includes interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2021:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,122,793
Residential Securities (2) (3)	70,960,495
Commercial mortgage-backed securities	4,121
Residential mortgage loans (4)	528,868
Corporate debt, held for investment (5)	1,667,369
Assets of disposal group held for sale (6)	604,588
Total liquid assets	$145,244,141
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (7)	99.34%
(1)Carrying value approximates the market value of assets. The assets listed in this table include $67.8 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2021. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2)The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3)Excludes securitized Agency MBS of consolidated VIEs carried at fair value of $0.6 billion.
(4)Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $3.2 billion.
(5)Excludes certain second lien loans.
(6)Comprised of commercial real estate investments held for sale. Excludes securitized commercial mortgage loans and senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $3.1 billion.
(7)Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles of $6.9 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The interest rate sensitivity of our assets and liabilities, excluding assets and liabilities of the disposal group held for sale, in the following table at March 31, 2021 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,122,793	$—	$—	$—	$1,122,793
Agency mortgage-backed securities (principal)	—	7,147	1,016,786	62,734,965	63,758,898
Residential credit risk transfer securities (principal)	—	531	571,571	357,536	929,638
Non-agency mortgage-backed securities (principal)	—	84,663	776,813	433,865	1,295,341
Commercial mortgage-backed securities (principal)	—	—	—	4,000	4,000
Total securities	—	92,341	2,365,170	63,530,366	65,987,877
Residential mortgage loans (principal)	—	—	—	513,064	513,064
Corporate debt (principal)	—	—	412,900	1,720,808	2,133,708
Total loans	—	—	412,900	2,233,872	2,646,772
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	3,572,674	3,572,674
Total financial assets - maturity	1,122,793	92,341	2,778,070	69,336,912	73,330,116
Effect of utilizing reset dates (1)	5,392,737	666,947	(690,377)	(5,369,307)	—
Total financial assets - interest rate sensitive	$6,515,530	$759,288	$2,087,693	$63,967,605	$73,330,116
Financial liabilities
Repurchase agreements	$41,903,428	$19,299,049	$—	$—	$61,202,477
Other secured financing	—	—	—	922,605	922,605
Debt issued by securitization vehicles (principal)	—	—	—	2,976,696	2,976,696
Participations issued (principal)	—	—	—	173,936	173,936
Total financial liabilities - maturity	41,903,428	19,299,049	—	4,073,237	65,275,714
Effect of utilizing reset dates (1)(2)	(37,801,014)	110,225	30,910,308	6,780,481
Total financial liabilities - interest rate sensitive	$4,102,414	$19,409,274	$30,910,308	$10,853,718	$65,275,714

Maturity gap	$(40,780,635)	$(19,206,708)	$2,778,070	$65,263,675	$8,054,402

Cumulative maturity gap	$(40,780,635)	$(59,987,343)	$(57,209,273)	$8,054,402

Interest rate sensitivity gap	$2,413,116	$(18,649,986)	$(28,822,615)	$53,113,887	$8,054,402

Cumulative rate sensitivity gap	$2,413,116	$(16,236,870)	$(45,059,485)	$8,054,402

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2021. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(27.4%)	—%	0.2%
-50 Basis points	(17.2%)	0.1%	0.8%
-25 Basis points	(8.0%)	0.2%	1.1%
+25 Basis points	5.3%	(0.2%)	(1.3%)
+50 Basis points	9.5%	(0.6%)	(3.5%)
+75 Basis points	14.6%	(1.1%)	(6.5%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.8%	10.5%
-15 Basis points	1.1%	6.3%
-5 Basis points	0.4%	2.1%
+5 Basis points	(0.4%)	(2.1%)
+15 Basis points	(1.1%)	(6.2%)
+25 Basis points	(1.8%)	(10.2%)
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
Our portfolio composition, based on balance sheet values, at March 31, 2021 and December 31, 2020 was as follows:

	March 31, 2021	December 31, 2020
Category
Agency mortgage-backed securities (1)	89.7%	86.4%
Credit risk transfer securities	1.2%	0.6%
Non-agency mortgage-backed securities	1.6%	1.1%
Residential mortgage loans (1)	4.7%	4.2%
Mortgage servicing rights	0.1%	0.1%
Commercial real estate (1) (2)	0.1%	5.0%
Corporate debt	2.6%	2.6%
(1) Includes assets transferred or pledged to securitization vehicles. (2) Net of unamortized origination fees. March 31, 2021 excludes commercial real estate assets held for sale.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes our exposure to counterparties by geography at March 31, 2021:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure - Secured Financing (2)	Exposure - Interest Rate Swaps (2)
Geography	(dollars in thousands)
North America	23	$50,421,939	$(247,986)	$3,528,595	$(1,174,584)
Europe	10	8,375,321	(424,651)	1,189,546	(579,246)
Japan	2	3,327,822	—	290,921	—
Total	35	$62,125,082	$(672,637)	$5,009,062	$(1,753,830)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Commercial Real Estate Investments
The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral.  These securities must also be evaluated for impairment if the fair value of the security is lower than its amortized cost. Determining whether there is an impairment may require us to exercise significant judgment and make estimates to determine expected cash flows incorporating assumptions such as changes in interest rates and loss expectations. For commercial real estate loans and preferred equity investments classified as held for investment, we apply significant judgment in evaluating the need for a loss reserve. Estimated net recoverable value of the commercial real estate loans and preferred equity investments and other factors such as the fair value of any collateral, the amount and status of senior debt, the prospects of the borrower and the competitive landscape where the borrower conducts business must be considered in determining the allowance for loan losses. For commercial real estate loans held for sale, significant judgment may need to be applied in determining the fair value of the loans and whether a valuation allowance is necessary. Factors that may need to be considered to determine the fair value of a loan held for sale include the borrower’s credit quality, liquidity and other market factors and the fair value of the underlying collateral.

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

Economic Return
Refers to the Company’s change in book value plus dividends declared divided by the prior period’s book value.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued and mortgages payable are non-recourse to us and are excluded from this measure.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At March 31, 2021, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the following risk factor relating to the announced sale of the CRE business, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

We may not consummate the sale of our CRE business on a timely basis, on its current terms or at all, and even if consummated, we may not fully realize the anticipated benefits of the sale.

As previously disclosed, we have entered into a Master Purchase Agreement to sell our CRE business. While the sale is expected to be consummated by the third quarter of 2021, there can be no assurance that the sale will be completed in a timely manner, on its current terms or at all, as the completion of the sale is dependent on a number of factors, including regulatory approvals and other customary closing conditions. If we are unable to consummate the sale, then we will not derive the expected benefits to our business. Further, even if we do consummate the sale, we nonetheless may not fully realize the anticipated benefits of the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021. No shares were repurchased with respect to this share repurchase program during the quarter ended March 31, 2021. As of March 31, 2021, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

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

101.INS XBRL	The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2021 (Unaudited) and December 31, 2020 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2020); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020; and (v) Notes to Consolidated Financial Statements (Unaudited).
101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 6, 2021	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated:	May 6, 2021	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer)

II-1