Form 10-Q
period 2021-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2021-08-06
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2021
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

The number of shares of the registrant’s Common Stock outstanding on July 23, 2021 was 1,444,273,077.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2021 (Unaudited) and December 31, 2020 (Derived from the audited consolidated financial statements at December 31, 2020)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2021 and 2020	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	9
Note 5. Securities	10
Note 6. Loans	14
Note 7. Mortgage Servicing Rights	22
Note 8. Variable Interest Entities	23
Note 9. Sale of Commercial Real Estate Business	26
Note 10. Derivative Instruments	28
Note 11. Fair Value Measurements	34
Note 12. Goodwill and Intangible Assets	37
Note 13. Secured Financing	38
Note 14. Capital Stock	39
Note 15. Interest Income and Interest Expense	41
Note 16. Net Income (Loss) per Common Share	42
Note 17. Income Taxes	42
Note 18. Risk Management	43
Note 19. Related Party Transactions	44
Note 20. Lease Commitments and Contingencies	44
Note 21. Arcola Regulatory Requirements	45
Note 22. Subsequent Events	46
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Special Note Regarding Forward-Looking Statements	47
Overview	49
Business Environment and COVID-19	49
Results of Operations	51
Financial Condition	66
Capital Management	70
Risk Management	71
Critical Accounting Policies and Estimates	81
Glossary of Terms	83
Item 3. Quantitative and Qualitative Disclosures about Market Risk	92
Item 4. Controls and Procedures	92
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	93
Item 1A. Risk Factors	93
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 5. Other Information	93
Item 6. Exhibits	93
SIGNATURES	95

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2021	2020 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,207,566 and $1,137,809, respectively) (2)	$1,380,456	$1,243,703
Securities (includes pledged assets of $62,625,413 and $67,471,074, respectively) (3)	69,032,335	75,652,396
Loans, net (includes pledged assets of $1,669,699 and $2,231,035, respectively) (4)	3,563,008	3,083,821
Mortgage servicing rights (includes pledged assets of $0 and $5,541, respectively)	202,616	100,895
Interests in MSR	49,035	—
Assets transferred or pledged to securitization vehicles	4,073,156	6,910,020
Real estate, net	—	656,314
Assets of disposal group held for sale (includes pledged assets of $2,185,727 and $0, respectively) (5)	3,302,001	—
Derivative assets	181,889	171,134
Receivable for unsettled trades	14,336	15,912
Principal and interest receivable	250,210	268,073
Goodwill and intangible assets, net	26,502	127,341
Other assets	300,761	225,494
Total assets	$82,376,305	$88,455,103
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$60,221,067	$64,825,239
Other secured financing	909,655	917,876
Debt issued by securitization vehicles	3,315,087	5,652,982
Participations issued	315,810	39,198
Mortgages payable	—	426,256
Liabilities of disposal group held for sale	2,362,690	—
Derivative liabilities	900,259	1,033,345
Payable for unsettled trades	154,405	884,069
Interest payable	173,721	191,116
Dividends payable	317,714	307,613
Other liabilities	66,721	155,613
Total liabilities	68,737,129	74,433,307
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 and 85,150,000 authorized, respectively, 63,500,000 issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 and 2,914,850,000 authorized, respectively, 1,444,156,029 and 1,398,240,618 issued and outstanding, respectively	14,442	13,982
Additional paid-in capital	20,178,692	19,750,818
Accumulated other comprehensive income (loss)	1,780,275	3,374,335
Accumulated deficit	(9,892,863)	(10,667,388)
Total stockholders’ equity	13,617,115	14,008,316
Noncontrolling interests	22,061	13,480
Total equity	13,639,176	14,021,796
Total liabilities and equity	$82,376,305	$88,455,103

(1)Derived from the audited consolidated financial statements at December 31, 2020.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $17.2 million and $22.2 million at June 30, 2021 and December 31, 2020, respectively.
(3)Excludes $48.4 million and $81.5 million at June 30, 2021 and December 31, 2020, respectively, of Agency mortgage-backed securities, $191.8 million and $576.6 million at June 30, 2021 and December 31, 2020, respectively, of non-Agency mortgage-backed securities and $0 and $391.0 million at June 30, 2021 and December 31, 2020, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.
(4)Includes $3.7 million and $47.0 million of residential mortgage loans held for sale at June 30, 2021 and December 31, 2020, respectively, and $466.4 million and $0 of corporate loans held for sale at June 30, 2021 and December 31, 2020, respectively.
(5)Excludes $251.0 million at June 30, 2021 of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income
Interest income	$383,906	$584,812	$1,147,284	$1,139,838
Interest expense	61,047	186,032	137,020	689,505
Net interest income	322,859	398,780	1,010,264	450,333
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(83,087)	(64,561)	(162,834)	(78,541)
Realized gains (losses) on termination or maturity of interest rate swaps	—	(1,521,732)	—	(1,919,293)
Unrealized gains (losses) on interest rate swaps	(141,067)	1,494,628	631,195	(1,333,095)
Subtotal	(224,154)	(91,665)	468,361	(3,330,929)
Net gains (losses) on disposal of investments and other	16,223	246,679	(49,563)	453,262
Net gains (losses) on other derivatives and financial instruments	(357,808)	170,916	119,060	377,342
Net unrealized gains (losses) on instruments measured at fair value through earnings	3,984	254,772	108,175	(475,388)
Loan loss (provision) reversal	(494)	(68,751)	139,126	(168,077)
Business divestiture-related gains (losses)	1,527	—	(248,036)	—
Subtotal	(336,568)	603,616	68,762	187,139
Total realized and unrealized gains (losses)	(560,722)	511,951	537,123	(3,143,790)
Other income (loss)	1,675	12,328	15,143	19,490
General and administrative expenses
Compensation and management fee	32,013	37,036	63,531	77,861
Other general and administrative expenses	21,513	27,734	37,900	56,774
Total general and administrative expenses	53,526	64,770	101,431	134,635
Income (loss) before income taxes	(289,714)	858,289	1,461,099	(2,808,602)
Income taxes	5,134	2,055	4,813	(24,647)
Net income (loss)	(294,848)	856,234	1,456,286	(2,783,955)
Net income (loss) attributable to noncontrolling interests	794	32	1,115	98
Net income (loss) attributable to Annaly	(295,642)	856,202	1,455,171	(2,784,053)
Dividends on preferred stock	26,883	35,509	53,766	71,018
Net income (loss) available (related) to common stockholders	$(322,525)	$820,693	$1,401,405	$(2,855,071)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.23)	$0.58	$1.00	$(2.00)
Diluted	$(0.23)	$0.58	$1.00	$(2.00)
Weighted average number of common shares outstanding
Basic	1,410,239,138	1,423,909,112	1,404,755,496	1,427,451,716
Diluted	1,410,239,138	1,423,909,112	1,405,764,272	1,427,451,716
Other comprehensive income (loss)
Net income (loss)	$(294,848)	$856,234	$1,456,286	$(2,783,955)
Unrealized gains (losses) on available-for-sale securities	(191,541)	986,146	(1,620,468)	2,360,942
Reclassification adjustment for net (gains) losses included in net income (loss)	(30,415)	(265,443)	26,408	(657,059)
Other comprehensive income (loss)	(221,956)	720,703	(1,594,060)	1,703,883
Comprehensive income (loss)	(516,804)	1,576,937	(137,774)	(1,080,072)
Comprehensive income (loss) attributable to noncontrolling interests	794	32	1,115	98
Comprehensive income (loss) attributable to Annaly	(517,598)	1,576,905	(138,889)	(1,080,170)
Dividends on preferred stock	26,883	35,509	53,766	71,018
Comprehensive income (loss) attributable to common stockholders	$(544,481)	$1,541,396	$(192,655)	$(1,151,188)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2021	2020	2021	2020
Preferred stock
Beginning of period	$1,536,569	$1,982,026	$1,536,569	$1,982,026
End of period	$1,536,569	$1,982,026	$1,536,569	$1,982,026
Common stock
Beginning of period	$13,985	$14,304	$13,982	$14,301
Issuance	456	—	456	—
Buyback of common stock	—	(228)	—	(228)
Stock-based award activity	1	—	4	3
Direct purchase and dividend reinvestment	—	1	—	1
End of period	$14,442	$14,077	$14,442	$14,077
Additional paid-in capital
Beginning of period	$19,754,826	$19,968,372	$19,750,818	$19,966,923
Issuance	419,970	—	419,970	—
Buyback of common stock	—	(143,436)	—	(143,436)
Stock-based award activity	3,896	1,876	7,904	3,325
Direct purchase and dividend reinvestment	—	404	—	404
End of period	$20,178,692	$19,827,216	$20,178,692	$19,827,216
Accumulated other comprehensive income (loss)
Beginning of period	$2,002,231	$3,121,371	$3,374,335	$2,138,191
Unrealized gains (losses) on available-for-sale securities	(191,541)	986,146	(1,620,468)	2,360,942
Reclassification adjustment for net gains (losses) included in net income (loss)	(30,415)	(265,443)	26,408	(657,059)
End of period	$1,780,275	$3,842,074	$1,780,275	$3,842,074
Accumulated deficit
Beginning of period - unadjusted	$(9,251,804)	$(12,382,648)	$(10,667,388)	$(8,309,424)
Cumulative effect of change in accounting principle for credit losses	—	—	—	(39,641)
Beginning of period - adjusted	(9,251,804)	(12,382,648)	(10,667,388)	(8,349,065)
Net income (loss) attributable to Annaly	(295,642)	856,202	1,455,171	(2,784,053)
Dividends declared on preferred stock (1)	(26,883)	(35,509)	(53,766)	(71,018)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(318,534)	(309,972)	(626,880)	(667,791)
End of period	$(9,892,863)	$(11,871,927)	$(9,892,863)	$(11,871,927)
Total stockholder’s equity	$13,617,115	$13,793,466	$13,617,115	$13,793,466
Noncontrolling interests
Beginning of period	$11,788	$4,105	$13,480	$4,327
Net income (loss) attributable to noncontrolling interests	794	32	1,115	98
Equity contributions from (distributions to) noncontrolling interests	9,479	—	7,466	(288)
End of period	$22,061	$4,137	$22,061	$4,137
Total equity	$13,639,176	$13,797,603	$13,639,176	$13,797,603

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	For The Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,456,286	$(2,783,955)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	313,306	881,012
Amortization of securitized debt premiums and discounts and deferred financing costs	(4,269)	(4,554)
Depreciation, amortization and other noncash expenses	17,718	16,895
Net (gains) losses on disposal of investments and other	49,563	(453,262)
Net (gains) losses on investments and derivatives	(858,430)	3,350,434
Net (gains) losses on business divestitures	248,036	—
Income from unconsolidated joint ventures	5,889	(1,349)
Loan loss provision (reversal)	(139,126)	168,077
Payments on purchases of loans held for sale	(49,586)	(90,287)
Proceeds from sales and repayments of loans held for sale	84,991	95,551
Net receipts (payments) on derivatives	606,454	(2,538,137)
Net change in
Other assets	(121,876)	238,119
Interest receivable	18,677	139,240
Interest payable	(16,165)	(295,392)
Other liabilities	(40,425)	(62,684)
Net cash provided by (used in) operating activities	1,571,043	(1,340,292)
Cash flows from investing activities
Payments on purchases of securities	(12,581,731)	(17,684,740)
Proceeds from sales of securities	6,350,647	46,806,424
Principal payments on securities	10,228,935	9,328,755
Payments on purchases and origination of loans	(2,754,376)	(1,588,531)
Proceeds from sales of loans	116,570	510,407
Principal payments on loans	1,498,768	1,040,569
Payments on purchases of MSR	(98,983)	—
Proceeds from sales of MSR	376	—
Payments on purchases of interests in MSR	(47,098)	—
Investments in real estate	(1,815)	(820)
Proceeds from sales of real estate	53,910	—
Proceeds from reverse repurchase agreements	12,084,313	37,100,000
Payments on reverse repurchase agreements	(12,084,313)	(37,100,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	290	6,332
Proceeds from sale of equity securities	6,957	—
Cash acquired in asset acquisition	—	3,793
Net cash provided by (used in) investing activities	2,772,450	38,422,189
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,129,837,127	1,910,919,740
Payments on repurchase agreements and other secured financing	(1,134,179,055)	(1,948,434,517)
Proceeds from issuances of securitized debt	969,165	1,423,925
Principal payments on securitized debt	(863,095)	(540,928)
Payment of deferred financing cost	—	(553)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	420,426	405
Proceeds from participations issued	499,864	—
Payments on repurchases of participations issued	(223,828)	—
Principal payments on participations issued	(4,015)	—
Net principal receipts (payments) on mortgages payable	(659)	23,373
Net contributions (distributions) from (to) noncontrolling interests	7,466	(288)
Net payment on share repurchase	—	(143,664)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(992)	—
Dividends paid	(669,144)	(786,209)
Net cash provided by (used in) financing activities	(4,206,740)	(37,538,716)
Net (decrease) increase in cash and cash equivalents	$136,753	$(456,819)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,243,703	1,850,729
Cash and cash equivalents including cash pledged as collateral, end of period	$1,380,456	$1,393,910
Supplemental disclosure of cash flow information
Interest received	$1,478,377	$3,354,991
Dividends received	$51	$6,180
Interest paid (excluding interest paid on interest rate swaps)	$183,952	$1,498,708
Net interest paid on interest rate swaps	$137,018	$358,218
Taxes received (paid)	$333	$603
Noncash investing and financing activities
Receivable for unsettled trades	$14,336	$747,082
Payable for unsettled trades	$154,405	$2,122,735
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(1,594,060)	$1,703,883
Dividends declared, not yet paid	$317,714	$309,686
Derecognition of assets of consolidated VIEs	$976,690	$—
Derecognition of securitized debt of consolidated VIEs	$893,500	$—

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company is a leading diversified capital manager with investment strategies across mortgage finance and corporate middle market lending. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans, mortgage servicing rights (“MSR”) and corporate debt. The Company’s principal business objective is to generate net income for distribution to its stockholders and optimize its returns through prudent management of its diversified investment strategies.
The Company is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). Prior to the closing of the Internalization (as defined in the “Related Pary Transactions” Note) on June 30, 2020, the Company was externally managed by Annaly Management Company LLC (the “Former Manager”).
The Company’s investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group
Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including MSR and Agency commercial mortgage-backed securities.

Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Middle Market Lending Group	Provides financing to private equity backed middle market businesses, focusing primarily on senior debt within select industries.
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. Subject to customary closing conditions, including applicable regulatory approvals, the sale of the CRE business is expected to be completed in the second half of 2021. Refer to the “Sale of Commercial Real Estate Business” and “Subsequent Events” Notes for additional information.

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
Beginning with the quarter ended June 30, 2021, the Company began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation. Other general and administrative expenses for the three months ended March 31, 2021 decreased by $1.8 million and for the three and six months ended June 30, 2020 decreased by $2.9 million and $10.7 million, respectively, and Other income (loss) decreased by the same amounts for the three months ended March 31, 2021 and three and six months ended June 30, 2020, respectively.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.2 billion and $1.1 billion at June 30, 2021 and December 31, 2020, respectively.
Fair Value Measurements and the Fair Value Option – The Company reports various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option (“FVO”). The Company chooses to elect the FVO in order to simplify the accounting treatment for certain financial instruments. Items for which the FVO has been elected are presented at fair value in the Consolidated Statements of Financial Condition and any change in fair value is recorded in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). For additional information regarding financial instruments for which the Company has elected the FVO see the table in the “Financial Instruments” Note.
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
Interest Income - The Company recognizes interest income primarily on Residential Securities (as defined in the “Securities” Note), residential mortgage loans, commercial investments and reverse repurchase agreements. Interest accrued but not paid is recognized as Interest receivable on the Consolidated Statements of Financial Condition. Interest income is presented as a separate line item on the Consolidated Statements of Comprehensive Income. Refer to the “Interest Income and Interest Expense” Note for further discussion.
For its securities, the Company recognizes coupon income, which is a component of interest income, based upon the outstanding principal amounts of the financial instruments and their contractual terms. In addition, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities (other than interest-only securities, multifamily and reverse mortgages), taking into account estimates of future principal prepayments in the calculation of the effective yield.  The Company recalculates the effective yield as differences between anticipated and actual prepayments occur. Using third party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date, which results in a cumulative premium amortization adjustment in each period. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2021 and December 31, 2020.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2021	December 31, 2020
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$65,898,975	$73,562,972
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	569,544	504,087
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	827,328	532,403
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,582,323	972,192
Securities	Commercial real estate debt investments - CMBS(4)	Fair value, with unrealized gains (losses) through other comprehensive income	—	31,603
Securities	Commercial real estate debt investments - CMBS (4)(5)	Fair value, with unrealized gains (losses) through earnings	150,005	45,254
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	4,160	3,885
Total securities			69,032,335	75,652,396
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,029,929	345,810
Loans, net	Commercial real estate debt and preferred equity, held for investment (4)	Amortized cost	—	498,081
Loans, net	Corporate debt, held for investment	Amortized cost	2,066,709	2,239,930
Loans, net	Corporate debt, held for sale	Lower of amortized cost or fair value	466,370	—
Total loans, net			3,563,008	3,083,821
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	49,035	—
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	605,163	620,347
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	3,467,993	3,249,251
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans (4)	Fair value, with unrealized gains (losses) through earnings	—	2,166,073
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans (4)	Amortized cost	—	874,349
Total assets transferred or pledged to securitization vehicles			4,073,156	6,910,020
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	60,221,067	64,825,239
Other secured financing	Loans	Amortized cost	909,655	917,876
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,315,087	5,652,982
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	315,810	39,198
Mortgages payable	Loans (6)	Amortized cost	—	426,256
(1)     Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost. Interests in MSR are considered financial assets whereas MSR are servicing assets or obligations.
(2)     Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3)     Includes interest-only securities and reverse mortgages.
(4)     Excludes Assets of disposal group held for sale at June 30, 2021.
(5)     Includes single-asset / single-borrower CMBS.
(6)     Excludes Liabilities of disposal group held for sale at June 30, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Transactions for regular-way securities are recorded on trade date, including TBA securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). For the three months ended March 31, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that it intends to sell. There was no impairment recognized for the three and six months ended June 30, 2020.
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
Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis (“TBA securities”). TBA securities without intent to accept delivery (“TBA derivatives”) are accounted for as derivatives as discussed in the “Derivative Instruments” Note.
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
Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities (“CMBS”) are classified as available-for-sale and reported at fair value with any credit loss recognized through an allowance for credit losses and any other unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates its Commercial Securities for impairment at least quarterly. The Company elected the fair value option for all other Commercial Securities, including conduit and credit CMBS, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings. As of June 30, 2021 and December 31, 2020, CMBS included in the announced sale of the Company’s CRE business are reported in Assets of disposal group held for sale and Securities, respectively, in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the announced transaction.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the six months ended June 30, 2021:

	Residential Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$75,571,654	$80,742	$75,652,396
Purchases	11,684,613	150,006	11,834,619
Sales and transfers (1)	(6,265,442)	(78,770)	(6,344,212)
Principal paydowns	(10,228,923)	—	(10,228,923)
(Amortization) / accretion	(307,987)	288	(307,699)
Fair value adjustment	(1,575,745)	1,899	(1,573,846)
Ending balance June 30, 2021	$68,878,170	$154,165	$69,032,335

(1) Includes transfers to assets of disposal group held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$59,813,415	$3,280,197	$(20,729)	$63,072,883	$1,905,748	$(259,706)	$64,718,925
Adjustable-rate pass-through	375,657	1,972	(3,286)	374,343	20,677	—	395,020
CMO	127,620	2,016	—	129,636	6,720	—	136,356
Interest-only	2,398,620	519,494	—	519,494	781	(157,583)	362,692
Multifamily(1)	2,769,722	169,915	(1,005)	777,380	35,262	(1,260)	811,382
Reverse mortgages	40,939	3,892	—	44,831	—	(687)	44,144
Total agency securities	$65,525,973	$3,977,486	$(25,020)	$64,918,567	$1,969,188	$(419,236)	$66,468,519
Residential credit
CRT (2)	$824,024	$6,925	$(1,868)	$818,842	$10,215	$(1,729)	$827,328
Alt-A	78,793	52	(17,019)	61,826	4,031	(6)	65,851
Prime	191,516	5,527	(15,517)	181,526	12,914	(367)	194,073
Prime interest-only	97,065	1,378	—	1,378	—	(854)	524
Subprime	189,138	460	(17,102)	172,496	10,120	(20)	182,596
NPL/RPL	1,056,963	1,281	(2,482)	1,055,762	8,887	(565)	1,064,084
Prime jumbo (>=2010 vintage)	74,981	530	(5,287)	70,224	4,180	(102)	74,302
Prime jumbo (>=2010 vintage) Interest-only	175,420	5,418	—	5,418	—	(4,525)	893
Total residential credit securities	$2,687,900	$21,571	$(59,275)	$2,367,472	$50,347	$(8,168)	$2,409,651
Total Residential Securities	$68,213,873	$3,999,057	$(84,295)	$67,286,039	$2,019,535	$(427,404)	$68,878,170
Commercial
Commercial Securities	$154,000	$6	$(107)	$153,899	$267	$(1)	$154,165
Total securities	$68,367,873	$3,999,063	$(84,402)	$67,439,938	$2,019,802	$(427,405)	$69,032,335

	December 31, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,800,235	$3,325,020	$(22,143)	$68,103,112	$3,200,542	$(1,076)	$71,302,578
Adjustable-rate pass-through	455,675	2,869	(3,369)	455,175	22,341	—	477,516
CMO	139,664	2,177	—	141,841	7,926	—	149,767
Interest-only	2,790,537	564,297	—	564,297	3,513	(145,901)	421,909
Multifamily (1)	1,910,384	50,148	(1,057)	1,604,913	59,548	(954)	1,663,507
Reverse mortgages	47,585	4,183	—	51,768	252	(238)	51,782
Total agency investments	$70,144,080	$3,948,694	$(26,569)	$70,921,106	$3,294,122	$(148,169)	$74,067,059
Residential credit
CRT (2)	$544,780	$7,324	$(2,430)	$538,941	$3,062	$(9,600)	$532,403
Alt-A	93,001	51	(17,368)	75,684	4,644	—	80,328
Prime	177,852	5,126	(15,999)	166,979	14,607	(77)	181,509
Prime interest-only	194,687	1,882	—	1,882	—	(642)	1,240
Subprime	197,779	584	(18,181)	180,182	8,312	(61)	188,433
NPL/RPL	475,108	821	(2,416)	473,513	3,782	(1,448)	475,847
Prime jumbo (>=2010 vintage)	44,696	207	(5,300)	39,603	3,680	—	43,283
Prime jumbo (>=2010 vintage) Interest-only	291,624	6,803	—	6,803	—	(5,251)	1,552
Total residential credit securities	$2,019,527	$22,798	$(61,694)	$1,483,587	$38,087	$(17,079)	$1,504,595
Total Residential Securities	$72,163,607	$3,971,492	$(88,263)	$72,404,693	$3,332,209	$(165,248)	$75,571,654
Commercial
Commercial Securities	$89,858	$—	$(7,471)	$82,387	$54	$(1,699)	$80,742
Total securities	$72,253,465	$3,971,492	$(95,734)	$72,487,080	$3,332,263	$(166,947)	$75,652,396

(1) Principal/Notional amount includes $2.2 billion and $354.6 million of Agency CMBS interest-only securities as of June 30, 2021 and December 31, 2020, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
(2) Principal/Notional amount includes $10.2 million and $10.7 million of a CRT interest-only security as of June 30, 2021 and December 31, 2020, respectively.
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Investment Type	(dollars in thousands)
Fannie Mae	$52,611,769	$56,218,033
Freddie Mac	13,762,498	17,735,041
Ginnie Mae	94,252	113,985
Total	$66,468,519	$74,067,059

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at June 30, 2021 and December 31, 2020, according to their estimated weighted average life classifications:

	June 30, 2021		December 31, 2020
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$234,798	$233,247	$110,203	$109,540
Greater than one year through five years	17,843,706	17,273,287	45,643,138	43,404,877
Greater than five years through ten years	50,258,367	49,253,011	28,509,058	27,610,923
Greater than ten years	541,299	526,494	1,309,255	1,279,353
Total	$68,878,170	$67,286,039	$75,571,654	$72,404,693

The estimated weighted average lives of the Residential Securities at June 30, 2021 and December 31, 2020 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020.

	June 30, 2021			December 31, 2020
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$17,620,478	$(260,373)	364	$777,586	$(2,030)	30
12 Months or more	—	—	—	—	—	—
Total	$17,620,478	$(260,373)	364	$777,586	$(2,030)	30

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
During the three and six months ended June 30, 2021, the Company disposed of $3.3 billion and $6.2 billion of Residential Securities, respectively. During the three and six months ended June 30, 2020, the Company disposed of $5.5 billion and $47.4 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2021 and 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2021	$52,485	$(17,680)	$34,805
June 30, 2020	$272,382	$(12,496)	$259,886
For the six months ended
June 30, 2021	$57,131	$(83,021)	$(25,890)
June 30, 2020	$811,637	$(284,494)	$527,143

6. LOANS

The Company invests in residential and corporate loans. Loans are classified as either held for investment or held for sale. Loans are also eligible to be accounted for under the fair value option. Excluding loans transferred or pledged to securitization vehicles, as of June 30, 2021 and December 31, 2020, the Company reported $1.0 billion and $345.8 million, respectively, of loans for which the fair value option was elected. If loans are held for investment and the fair value option has not been elected, they are accounted for at amortized cost less impairment. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value and prior reserves are reversed. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis.
Allowance for Losses – The Company evaluates the need for a loss reserve on each of its loans classified as held-for-investment where the fair value option is not elected. Allowance for loan losses are written off in the period the loans are deemed uncollectible.
Given the unique nature of each underlying borrower and any collateral, the Company assesses an allowance for each individual loan held-for-investment. A provision is established at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology (“Loss Given Default methodology”), which considers projected economic conditions over the reasonable and supportable forecast period. The forecast incorporates primarily market-based assumptions including, but not limited to, forward interest rate curves, unemployment rate estimates and certain indexes sourced from third party vendors. For any remaining period of the expected life of the loan after the reasonable and supportable period, the Company reverts to historical losses on a straight-line basis. Management uses third party vendors’ loan pool data for loans with similar risk characteristics to estimate historical losses given the limited loss history of the Company’s loan portfolio. Changes in the lifetime expected credit loss are reflected in Loan loss (provision) reversal in the Consolidated Statements of Comprehensive Income (Loss).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company recorded net loan loss (provisions) reversals of ($0.5) million and $139.1 million for the three and six months ended June 30, 2021, respectively. The Company recorded net loan loss (provisions) reversals of ($68.8) million and ($168.1) million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company’s loan loss allowance was $33.9 million and $169.5 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles, for the six months ended June 30, 2021:

	Residential	Commercial	Corporate Debt	Corporate Debt Held for Sale (1)	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$345,810	$498,081	$2,239,930	$—	$3,083,821
Purchases / originations	1,466,056	123,939	859,759	466,370	2,916,124
Sales and transfers (2)	(745,442)	(525,436)	(581,428)	—	(1,852,306)
Principal payments	(20,340)	(84,929)	(464,933)	—	(570,202)
Gains / (losses) (3)	(12,733)	(12,199)	5,693	—	(19,239)
(Amortization) / accretion	(3,422)	544	7,688	—	4,810
Ending balance June 30, 2021	$1,029,929	$—	$2,066,709	$466,370	$3,563,008

(1) Represents loans the Company originated during the three months ended June 30, 2021 and subsequently syndicated and closed. At June 30, 2021, these loans were held at the lower of cost or fair value.

(2) Includes securitizations, syndications, transfers to securitization vehicles and commercial loan transfers to assets of disposal group held for sale. Includes transfer of residential loans to securitization vehicles with a carrying value of $987.0 million during the six months ended June 30, 2021.

(3) Includes loan loss allowances.

The carrying value of the Company’s residential loans held for sale was $3.7 million and $47.0 million at June 30, 2021 and December 31, 2020, respectively.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$4,497,922	$3,595,061
Unpaid principal balance	$4,317,278	$3,482,865

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 for these investments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)
Interest income	$38,963	$42,872	$76,072	$90,429
Net gains (losses) on disposal of investments and other	(21,721)	(5,376)	(26,941)	(17,376)
Net unrealized gains (losses) on instruments measured at fair value through earnings	14,456	110,545	36,911	(82,218)
Total included in net income (loss)	$31,698	$148,041	$86,042	$(9,165)

The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2021 and December 31, 2020 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2021		December 31, 2020
Property location	% of Balance	Property location	% of Balance
California	52.6%	California	48.9%
New York	11.7%	New York	14.0%
Florida	5.9%	Florida	6.0%
All other (none individually greater than 5%)	29.8%	All other (none individually greater than 5%)	31.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$0 - $3,500	$525	$1 - $3,448	$473
Interest rate	0.50% - 9.24%	4.55%	0.50% - 9.24%	4.89%
Maturity	7/1/2029 - 7/1/2061	10/21/2049	7/1/2029 - 1/1/2061	4/17/2046
FICO score at loan origination	604 - 829	758	505 - 829	755
Loan-to-value ratio at loan origination	8% - 103%	66%	8% - 104%	67%
At June 30, 2021 and December 31, 2020, approximately 31% and 37%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
Commercial
As of June 30, 2021, commercial real estate loans are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. As of December 31, 2020, commercial real estate loans are reported in Loans, net in the Consolidated Statements of Financial Condition and classified as held for investment. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the announced transaction.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company’s commercial loans are collateral-dependent and, as such, for loans experiencing credit deterioration, the Company is required to record an allowance for loans held for investment based upon the fair value of the underlying collateral if foreclosure is probable or if the practical expedient is elected. For the six months ended June 30, 2021, the Company reversed the loan loss allowance resulting in a loan loss reversal on impaired commercial loans of $67.4 million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the three and six months ended June 30, 2020, the Company recorded a loan loss provision on impaired commercial loans of $22.0 million and $74.1 million, respectively based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value.

For the six months ended June 30, 2021, the Company reversed the loan loss allowance based upon its Loss Given Default methodology resulting in a loan loss reversal on commercial loans of $62.5 million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the three and six months ended June 30, 2020, the Company recorded a net loan loss provision of $39.1 million and $62.3 million, respectively, based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020.
During the year ended December 31, 2020, the Company modified five commercial loans with a carrying value of $243.8 million at December 31, 2020. The maturity dates on four commercial loans were extended and one commercial loan was granted a 120 day forebearance. Additionally, as part of the restructuring, two loans had partial paydowns totaling $4.5 million. The loan loss allowance recorded for these commercial loans was $23.6 million at December 31, 2020. Future funding commitments on the restructured loans totaled $4.1 million at December 31, 2020.
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
The sector attributes of the Company’s commercial real estate investments held for sale at June 30, 2021 and held for investment at December 31, 2020 were as follows:

	Sector Dispersion
	June 30, 2021		December 31, 2020
	Carrying Value	% of Loan Portfolio	Carrying Value	% of Loan Portfolio
	(dollars in thousands)
Office	$581,039	43.3%	$650,034	47.4%
Retail	249,676	18.6%	256,493	18.7%
Multifamily	220,331	16.4%	250,095	18.2%
Industrial	116,125	8.7%	60,097	4.4%
Hotel	100,942	7.5%	115,536	8.4%
Other	54,441	4.1%	20,302	1.5%
Healthcare	19,145	1.4%	19,873	1.4%
Total	$1,341,699	100.0%	$1,372,430	100.0%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Commercial real estate investments held for sale at June 30, 2021 and held for investment at December 31, 2020 were comprised of the following:

	June 30, 2021			December 31, 2020
	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)	Outstanding Principal	Carrying Value (1)	Percentage of Loan Portfolio (2)
	(dollars in thousands)
Senior mortgages	$388,293	$364,974	26.4%	$387,124	$373,925	25.7%
Senior securitized mortgages (3)	908,006	863,425	61.9%	938,859	874,349	62.3%
Mezzanine loans	171,979	113,300	11.7%	181,261	124,156	12.0%
Total	$1,468,278	$1,341,699	100.0%	$1,507,244	$1,372,430	100.0%

(1)    Carrying value includes unamortized origination fees of $5.3 million and $4.9 million at June 30, 2021 and December 31, 2020, respectively.
(2)    Based on outstanding principal.
(3)    Represents assets of consolidated VIEs.

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for sale at June 30, 2021 and held for investment at December 31, 2020:

June 30, 2021
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (2)	$373,925	$874,349	$124,156	$1,372,430
Originations & advances (principal)	124,701	69	641	125,411
Principal payments	(75,007)	(79,447)	(9,922)	(164,376)
Transfers (3)	(68,654)	5,819	(58,491)	(121,326)
Net (increase) decrease in origination fees	(1,403)	—	—	(1,403)
Amortization of net origination fees	501	486	43	1,030
Allowance for loan losses
Beginning allowance	(10,911)	(62,149)	(56,873)	(129,933)
Current period (allowance) reversal	10,911	62,149	56,873	129,933
Ending allowance	—	—	—	—
Net carrying value (June 30, 2021)	$364,974	$863,425	$113,300	$1,341,699

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	206,090	—	12,374	218,464
Principal payments	(77,344)	(144,308)	(78)	(221,730)
Principal write off	—	—	(7,000)	(7,000)
Transfers (3)	(245,120)	142,621	(7,100)	(109,599)
Net (increase) decrease in origination fees	(1,055)	(653)	(80)	(1,788)
Realized gain	204	—	—	204
Amortization of net origination fees	2,371	2,460	187	5,018
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,263)	(4,166)	(1,336)	(7,765)
Current period (allowance) reversal	(8,648)	(57,983)	(66,521)	(133,152)
Write offs	—	—	23,687	23,687
Ending allowance	(10,911)	(62,149)	(56,873)	(129,933)
Net carrying value (December 31, 2020)	$373,925	$874,349	$124,156	$1,372,430

(1) Represents assets of consolidated VIEs.
(2) Excludes loan loss allowances.
(3) Includes transfers to securitization vehicles.

Corporate Debt
The Company’s investments in corporate loans typically take the form of senior secured loans primarily in first or second lien positions. The Company’s senior secured loans generally have stated maturities of five to eight years. In connection with these senior secured loans, the Company receives a security interest in certain assets of the borrower and such assets support repayment of such loans. Senior secured loans are generally exposed to less credit risk than more junior loans given their seniority to scheduled principal and interest and priority of security in the assets of the borrower. Interest income from coupon payments is accrued based upon the outstanding principal amounts of the debt and its contractual terms. Premiums and discounts are amortized or accreted into interest income using the effective interest method.
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
There was no provision for loan loss recorded on corporate loans using a discounted cash flow methodology for the six months ended June 30, 2021. For the six months ended June 30, 2020, the Company recorded a loan loss provision of $10.0 million on impaired corporate loans using a discounted cash flow methodology with a principal balance and carrying value, net of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
allowances of $29.3 million and $4.3 million, respectively. During the six months ended June 30, 2020, a loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off.
For the three and six months ended June 30, 2021 the Company recorded a net loan loss (provision) reversal on corporate loans of ($0.5) million and $5.7 million, respectively, based upon its Loss Given Default methodology. For the three and six months ended June 30, 2020 the Company recorded a net loan loss provision on corporate loans of $7.6 million and $21.7 million, respectively, based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020.
At June 30, 2021 and December 31, 2020, the Company had unfunded corporate loan commitments of $228.2 million and $87.3 million, respectively. At June 30, 2021 and December 31, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $1.2 million and $0.7 million, respectively.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at June 30, 2021 and December 31, 2020 are as follows:

	Industry Dispersion
	June 30, 2021	December 31, 2020
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$457,776	$483,142
Management & Public Relations Services	291,404	300,869
Industrial Inorganic Chemicals	156,642	156,391
Public Warehousing & Storage	121,314	132,397
Metal Cans & Shipping Containers	116,098	115,670
Surgical, Medical & Dental Instruments & Supplies	81,821	83,161
Electronic Components & Accessories	78,365	78,129
Engineering, Architectural, and Surveying	75,625	77,308
Offices & Clinics of Doctors of Medicine	73,532	104,781
Telephone Communications	58,100	58,450
Specialty Outpatient Facilities, not elsewhere classified	56,304	—
Miscellaneous Industrial and Commercial	53,120	77,163
Miscellaneous Equipment Rental & Leasing	49,693	49,587
Research, Development & Testing Services	45,558	62,008
Insurance Agents, Brokers and Service	43,978	67,193
Electric Work	42,347	41,128
Petroleum and Petroleum Products	33,784	33,890
Medical & Dental Laboratories	30,609	30,711
Schools & Educational Services, not elsewhere classified	29,172	29,040
Metal Forgings & Stampings	27,340	27,523
Legal Services	26,382	26,399
Grocery Stores	22,130	22,895
Coating, Engraving and Allied Services	19,535	19,484
Chemicals & Allied Products	14,720	14,686
Drugs	12,409	12,942
Mailing, Reproduction, Commercial Art and Photography and Stenographic	12,277	12,733
Machinery, Equipment & Supplies	11,708	12,096
Sanitary Services	10,763	—
Offices and Clinics of Other Health Practitioners	10,092	9,730
Miscellaneous Business Services	4,111	12,980
Miscellaneous Food Preparations	—	58,857
Home Health Care Services	—	28,587
Total	$2,066,709	$2,239,930

(1) All middle market lending positions are floating rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
First lien loans	$1,395,995	$1,489,125
Second lien loans	670,714	750,805
Total	$2,066,709	$2,239,930

The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at June 30, 2021 and December 31, 2020:

June 30, 2021
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (1)	$1,489,125	$750,805	$2,239,930
Originations & advances	793,278	66,481	859,759
Sales and transfers (2)	(556,980)	(24,448)	(581,428)
Principal payments	(336,054)	(128,879)	(464,933)
Amortization & accretion of (premium) discounts	4,989	2,699	7,688
Allowance for loan losses
Beginning allowance	(18,767)	(20,785)	(39,552)
Current period (allowance) reversal	1,637	4,056	5,693
Ending allowance	(17,130)	(16,729)	(33,859)
Net carrying value (June 30, 2021)	$1,395,995	$670,714	$2,066,709

December 31, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	834,211	227,433	1,061,644
Sales (2)	(273,887)	(79,203)	(353,090)
Principal payments	(444,759)	(132,000)	(576,759)
Amortization & accretion of (premium) discounts	8,374	3,832	12,206
Loan restructuring	(19,550)	2,818	(16,732)
Allowance for loan losses
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period (allowance) reversal	(12,510)	(1,919)	(14,429)
Write offs	11,893	—	11,893
Ending allowance	(18,767)	(20,785)	(39,552)
Net carrying value (December 31, 2020)	$1,489,125	$750,805	$2,239,930

    (1) Excludes loan loss allowances.
    (2) Includes syndications and the period ended June 30, 2021 includes transfers to held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the amortized cost basis of corporate debt held for investment as of June 30, 2021 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2021	2020	2019	2018	2017	2016	2015
(dollars in thousands)
1-5 / Performing	$1,617,470	$325,936	$432,931	$301,054	$385,586	$119,939	$23,432	$28,592
6 / Performing - Closely Monitored	369,773	2,933	26,382	—	259,500	80,958	—	—
7 / Substandard	79,466	—	11,708	25,481	42,277	—	—	—
8 / Doubtful	—	—	—	—	—	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$2,066,709	$328,869	$471,021	$326,535	$687,363	$200,897	$23,432	$28,592

(1) The amortized cost basis excludes accrued interest and includes deferred fees on unfunded loans. As of June 30, 2021, the Company had $8.7 million of accrued interest receivable on corporate loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition and $3.3 million of deferred loan fees on unfunded loans, which is reported in Loans, net in the Consolidated Statements of Financial Condition.

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in entities that invest in MSR and Interests in MSR. Refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.
MSR represent the rights and obligations associated with servicing pools of residential mortgage loans. The Company and its subsidiaries do not originate or directly service residential mortgage loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSR. The Company intends to hold the MSR as investments and elected to account for all of its investments in MSR at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
Interests in MSR represent agreements to purchase all, or a component of, net servicing cash flows. A third party acts as a master servicer for the loans providing the net servicing cash flows represented by the Interests in MSR. The Company accounts for its Interests in MSR at fair value with change in fair value presented in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Cash flows received for Interests in MSR are recorded in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

The following tables presents activity related to MSR and Interests in MSR for the three and six months ended June 30, 2021 and 2020:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Three Months Ended		Six Months Ended
Mortgage Servicing Rights	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)
Fair value, beginning of period	$113,080	$280,558	$100,895	$378,078
Purchases (1)	98,983	—	98,983	—
Sales	(376)	—	(376)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	4,621	(27,629)	32,296	(106,854)
Other changes, including realization of expected cash flows	(13,692)	(25,529)	(29,182)	(43,824)
Fair value, end of period	$202,616	$227,400	$202,616	$227,400

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Six Months Ended
June 30, 2021
(dollars in thousands)
Beginning balance	$—
Purchases (1)	47,098
Gain (loss) included in net income	1,937
Ending balance June 30, 2021	$49,035

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.

For the three and six months ended June 30, 2021, the Company recognized $7.9 million and $14.8 million, respectively, and for the three and six months ended June 30, 2020, the Company recognized $16.4 million and $39.2 million, respectively, of net servicing income from MSR in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
For the three and six months ended June 30, 2021, the Company recognized $2.0 million, and for the three and six months ended June 30, 2020, the Company did not recognize net income from Interests in MSR in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8. VARIABLE INTEREST ENTITIES

At June 30, 2021, commercial trusts, commercial securitizations and the collateralized loan obligation are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Multifamily Securitization
In November 2019, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $1.0 billion and retained interest-only securities with a notional balance of $1.0 billion and senior securities with a principal balance of $28.5 million. In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest-only securities with a notional balance of $0.5 billion. At the inception of the arrangements, the Company determined that it was the primary beneficiary based upon its involvement in the design of these VIEs and through the retention of a significant variable interest in the VIEs. The Company elected the fair value option for the financial liabilities of these VIEs in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase. In 2020, the Company deconsolidated the 2019 multifamily VIE since it sold all of its interest-only securities and no longer retains a significant variable interest in the entity. The Company incurred $1.1 million of costs in connection with the 2020 multifamily securitization that were expensed as incurred during the six months ended June 30, 2020.
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $14.4 million and $23.0 million at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, a total of $14.5 million of bonds were held by third parties and the Company retained $12.6 million of mortgage-backed securities, which were eliminated in consolidation.
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

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511
OBX 2020-EXP2	July 2020	$489,352
OBX 2020-EXP3	September 2020	$514,609
OBX 2021-NQM1	March 2021	$257,135
OBX 2021-J1	April 2021	$353,840
OBX 2021-NQM2	June 2021	$376,004

As of June 30, 2021, a total of $2.7 billion of bonds were held by third parties and the Company retained $642.3 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third party pricing services. The Company incurred $1.2 million and $0.0 million of costs during the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $3.7 million of costs during the six months ended June 30, 2021 and 2020, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $2.7 billion at June 30, 2021.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2021, the borrowing limit on this facility was $675.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $670.4 million at June 30, 2021. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At June 30, 2021, the subsidiary had an intercompany receivable of $441.4 million, which eliminates upon consolidation and a secured financing of $441.4 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2021, the borrowing limit on this facility was $400.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $366.4 million at June 30, 2021, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At June 30, 2021, the subsidiary had a secured financing of $239.2 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of June 30, 2021, the borrowing limit on this facility was $400.0 million. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $341.2 million at June 30, 2021. As of June 30, 2021, the subsidiary had a secured financing of $229.1 million to the third party financial institution.
MSR VIEs
The Company owns variable interests in an entity that invests in MSR and has structured its operations, funding and capitalization into pools of assets and liabilities, each referred to as a “silo.” Owners of variable interests in a given silo are entitled to all of the returns and subjected to the risk of loss on the investments and operations of that silo and have no substantive recourse to the assets of any other silo. While the Company previously held 100% of the voting interests in this entity, in August 2017, the Company sold 100% of such interests, and entered into an agreement with the entity’s affiliated portfolio manager giving the Company the power over the silo in which it owns all of the beneficial interests. As a result, the Company is considered to be the primary beneficiary and consolidates this silo.
The Company also owns variable interests in entities that invest in Interests in MSR. These entities are VIEs because they do not have sufficient equity at risk to finance their activities and the Company is the primary beneficiary because it has power to remove the decision makers with or without cause and holds substantially all of the variable interests in the entities.

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.3 billion at June 30, 2021. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2021
	Residential Trusts	MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$17,240
Loans	—	3,709
Assets transferred or pledged to securitization vehicles	28,151	—
Mortgage servicing rights	—	89,546
Interests in MSR	—	49,035
Principal and interest receivable	173	—
Other assets	—	14,764
Total assets	$28,324	$174,294
Liabilities
Debt issued by securitization vehicles (non-recourse)	$14,547	$—
Payable for unsettled trades	—	1,716
Interest payable	34	—
Other liabilities	410	10,038
Total liabilities	$14,991	$11,754

December 31, 2020
	Residential Trusts	MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$22,241
Loans	—	47,048
Assets transferred or pledged to securitization vehicles	40,035	—
Mortgage servicing rights	—	100,895
Principal and interest receivable	226	—
Total assets	$40,261	$170,184
Liabilities
Debt issued by securitization vehicles (non-recourse)	$23,351	$—
Other secured financing	—	30,420
Payable for unsettled trades	—	3,076
Interest payable	55	—
Other liabilities	246	13,345
Total liabilities	$23,652	$46,841

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the multifamily securitization, OBX Trusts and credit facility VIEs, at June 30, 2021 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Residential Trusts
Property Location	Principal Balance	% of Balance

California	$14,222	51.4%
Illinois	3,542	12.8%
Texas	2,938	10.6%
Other (1)	6,983	25.2%
Total	$27,685	100.0%

        (1) No individual state greater than 5%.

Corporate Debt Transfers

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the three and six months ended June 30, 2021, the Company transferred $59.9 million and $75.0 million of loans for cash. The loan transfers were accounted for as sales.

Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of June 30, 2021 and December 31, 2020, the Company has issued participating interests in residential mortgage loans in the amount of $315.8 million and $39.2 million, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction includes equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also intends to sell nearly all of the remaining CRE business assets that are not included in the transaction with Slate. A real estate property that was held for sale, which is not included in the transaction with Slate, was sold during the quarter ended June 30, 2021 and resulted in the recognition of a gain of $4.8 million in Business divestiture-related gains (losses) in the Consolidated Statements of Comprehensive Income (Loss). As of June 30, 2021, the Company met the conditions for held-for-sale accounting which requires that assets and liabilities be carried at the lower of cost or fair value less costs to sell on the Consolidated Statements of Financial Condition. In connection with the execution of the definitive agreement to sell the CRE business, during the three months ended March 31, 2021 the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. During the three and six months ended June 30, 2021, the Company reported Business divestiture-related gains (losses) of $1.5 million and ($248.0) million, respectively, in its Consolidated Statements of Comprehensive Income (Loss) which includes the aforementioned goodwill impairment as well as valuation adjustments resulting from classifying the assets as held for sale and estimated transaction costs. In addition, as a result of classifying the loans as held for sale, the previously recognized allowance for loan losses of $135.0 million, which includes $5.1 million on unfunded loan commitments, was reversed during the three months ended March 31, 2021. Since assets held for sale are recorded at lower of cost or fair value, any gains on sale will not be recorded until such sale closes. The pretax income (loss) of the CRE business was $42.0 million and ($30.7) million for the three and six months ended June 30, 2021, respectively and ($66.9) million and ($162.3) million for the three and six months ended June 30, 2020, respectively. Certain employees who primarily support the CRE business will join Slate in connection with the sale. Subject to customary closing conditions, including applicable regulatory approvals, the disposition of the CRE business is expected to be completed in the second half of 2021.

The carrying values of the major classes of assets and liabilities of the disposal group held for sale as of June 30, 2021 are presented in the table below:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2021
(dollars in thousands)
Cash and cash equivalents	$14,175
Securities	55,172
Loans, net	478,274
Assets transferred or pledged to securitization vehicles	2,139,944
Real estate, net	566,477
Intangible assets, net	14,528
Other assets	33,431
Total assets of disposal group held for sale	$3,302,001

Repurchase agreements	$270,650
Debt issued by securitization vehicles	1,610,109
Mortgages payable	425,873
Interest payable	1,230
Other liabilities	54,828
Total liabilities of disposal group held for sale	$2,362,690

Certain assets and liabilities of the disposal group held for sale are in VIEs that are consolidated by the Company because it is the primary beneficiary.
The securities in the disposal group held for sale are carried at fair value and are categorized in Level 2 of the fair value measurement hierarchy as the valuation is based upon quoted prices in active markets for similar assets. The loans and assets pledged to securitization vehicles held for sale are carried at lower of cost or fair value and as such those loans that required a valuation allowance had a nonrecurring fair value measurement at June 30, 2021. These fair value measurements are categorized as Level 2 if they are based upon quoted prices in active markets for similar assets. If quotes were unavailable, a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows was used. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are categorized as Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. The real estate held for sale is carried at lower of cost or fair value and was based upon the sale price and allocated to individual properties to determine if a valuation allowance was necessary. These fair value measurements are considered Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. The repurchase agreements and debt issued by securitization vehicles are categorized in Level 2 of the fair value measurement hierarchy as the valuation is based upon quoted market prices for similar liabilities. The mortgage loans payable fair value measurement are valued using Level 3 inputs.
At June 30, 2021, the repurchase agreements included in the liabilities of disposal group held for sale had remaining maturities of over 119 days with commercial loans pledged as collateral.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At June 30, 2021 and December 31, 2020, $1.1 billion and $1.5 billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below summarizes fair value information about our derivative assets and liabilities at June 30, 2021 and December 31, 2020:

Derivatives Instruments	June 30, 2021	December 31, 2020
Assets	(dollars in thousands)
Interest rate swaptions	$134,434	$74,470
TBA derivatives	31,944	96,109
Futures contracts	8,141	506
Purchase commitments	3,174	49
Credit derivatives (1)	4,196	—
Total derivative assets	$181,889	$171,134
Liabilities
Interest rate swaps	$806,952	$1,006,492
TBA derivatives	2,837	—
Futures contracts	87,814	19,413
Purchase commitments	2,656	—
Credit derivatives (1)	—	7,440
Total derivative liabilities	$900,259	$1,033,345

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $445.0 million and $504.0 million at June 30, 2021 and December 31, 2020, respectively, plus any coupon shortfalls on the underlying tranche. As of June 30, 2021 and December 31, 2020 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and A.

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2021 and December 31, 2020:

June 30, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$31,164,200	0.24%	0.09%	1.55
3 - 6 years	3,100,000	0.13%	0.08%	3.88
6 - 10 years	5,730,500	1.25%	0.61%	8.18
Greater than 10 years	1,984,000	2.68%	0.28%	17.50
Total / Weighted average	$41,978,700	0.81%	0.34%	3.38

December 31, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$23,680,150	0.27%	0.11%	1.96
3 - 6 years	3,600,000	0.18%	0.09%	4.21
6 - 10 years	5,565,500	1.40%	0.62%	7.76
Greater than 10 years	1,484,000	3.06%	0.36%	20.52
Total / Weighted average	$34,329,650	0.92%	0.37%	3.94

(1)     As of June 30, 2021, 13%, 59% and 28% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2020, 17%, 72% and 11% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2)     There were no forward starting swaps at June 30, 2021 and December 31, 2020.
(3)     At June 30, 2021 and December 31, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents swaptions outstanding at June 30, 2021 and December 31, 2020.

June 30, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,550,000	1.35%	3M LIBOR	10.14	2.80
Long receive	$1,500,000	1.51%	3M LIBOR	11.40	16.93

December 31, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$8,050,000	1.27%	3M LIBOR	10.40	5.42
Long receive	$250,000	1.66%	3M LIBOR	10.02	0.13

The following table summarizes certain characteristics of the Company’s TBA derivatives at June 30, 2021 and December 31, 2020:

June 30, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$17,314,000	$17,662,043	$17,691,150	$29,107

December 31, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,635,000	$20,277,088	$20,373,197	$96,109

The following table summarizes certain characteristics of the Company’s futures derivatives at June 30, 2021 and December 31, 2020:

June 30, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(2,884,000)	4.42
U.S. Treasury futures - 10 year and greater	$—	$(10,227,500)	7.47
Total	$—	$(13,111,500)	6.80

December 31, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(1,240,000)	4.40
U.S. Treasury futures - 10 year and greater	—	(9,183,800)	6.90
Total	$—	$(10,423,800)	6.60

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020, respectively.

June 30, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$134,434	$—	$—	$134,434
TBA derivatives, at fair value	31,944	(2,596)	—	29,348
Futures contracts, at fair value	8,141	(8,141)	—	—
Purchase commitments	3,174	—	—	3,174
Credit derivatives	4,196	—	—	4,196
Liabilities
Interest rate swaps, at fair value	$806,952	$—	$(83,737)	$723,215
TBA derivatives, at fair value	2,837	(2,596)	—	241
Futures contracts, at fair value	87,814	(8,141)	(79,673)	—
Purchase commitments	2,656	—	—	2,656

December 31, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$74,470	$—	$—	$74,470
TBA derivatives, at fair value	96,109	—	—	96,109
Futures contracts, at fair value	506	(506)	—	—
Purchase commitments	49	—	—	49
Liabilities
Interest rate swaps, at fair value	$1,006,492	$—	$(108,757)	$897,735
Futures contracts, at fair value	19,413	(506)	(18,907)	—
Credit derivatives	7,440	—	(7,440)	—
The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
June 30, 2021	$(83,087)	$—	$(141,067)
June 30, 2020	$(64,561)	$(1,521,732)	$1,494,628
For the six months ended
June 30, 2021	$(162,834)	$—	$631,195
June 30, 2020	$(78,541)	$(1,919,293)	$(1,333,095)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$10,045	$275,226	$285,271
Net interest rate swaptions	(22,787)	(232,860)	(255,647)
Futures	183,383	(577,899)	(394,516)
Purchase commitments	—	2,376	2,376
Credit derivatives	2,777	1,931	4,708
Total			$(357,808)

Three Months Ended June 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$250,525	$(46,363)	$204,162
Net interest rate swaptions	(29,880)	(22,634)	(52,514)
Futures	246	(17,579)	(17,333)
Purchase commitments	—	9,666	9,666
Credit derivatives	1,203	25,732	26,935
Total			$170,916

Six Months Ended June 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(277,844)	$(67,002)	$(344,846)
Net interest rate swaptions	(44,997)	73,130	28,133
Futures	479,547	(60,766)	418,781
Purchase commitments	—	469	469
Credit derivatives	4,408	10,954	15,362
Total			$117,899

Six Months Ended June 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$521,610	$114,331	$635,941
Net interest rate swaptions	21,566	47,499	69,065
Futures	(279,230)	(10,687)	(289,917)
Purchase commitments	—	(1,143)	(1,143)
Credit derivatives	3,128	(39,732)	(36,604)
Total			$377,342

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange.
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at June 30, 2021 was approximately $725.2 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

11. FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments and MSR that are accounted for at fair value. The fair value of a financial instrument and MSR is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Refer to the “Sale of Commercial Real Estate Business” Note for fair value measurements related to the assets and liabilities of the disposal group held for sale as of June 30, 2021.
GAAP requires classification of financial instruments and MSR into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure the financial instruments and MSR fall within different levels of the hierarchy, the categorization is based on the lowest priority input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:
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
The Company classifies its investments in MSR and Interests in MSR as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSR and Interests in MSR require significant judgment by management and the third party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,468,519	$—	$66,468,519
Credit risk transfer securities	—	827,328	—	827,328
Non-Agency mortgage-backed securities	—	1,582,323	—	1,582,323
Commercial mortgage-backed securities	—	154,165	—	154,165
Loans
Residential mortgage loans	—	1,029,928	—	1,029,928
Mortgage servicing rights	—	—	202,616	202,616
Interests in MSR	—	—	49,035	49,035
Assets transferred or pledged to securitization vehicles	—	4,073,156	—	4,073,156
Derivative assets
Other derivatives	8,141	173,748	—	181,889
Total assets	$8,141	$74,309,167	$251,651	$74,568,959
Liabilities
Debt issued by securitization vehicles	—	3,315,087	—	3,315,087
Participations issued	—	315,810	—	315,810
Derivative liabilities
Interest rate swaps	—	806,952	—	806,952
Other derivatives	87,814	5,493	—	93,307
Total liabilities	$87,814	$4,443,342	$—	$4,531,156

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$74,067,059	$—	$74,067,059
Credit risk transfer securities	—	532,403	—	532,403
Non-Agency mortgage-backed securities	—	972,192	—	972,192
Commercial mortgage-backed securities	—	80,742	—	80,742
Loans
Residential mortgage loans	—	345,810	—	345,810
Mortgage servicing rights	—	—	100,895	100,895
Assets transferred or pledged to securitization vehicles	—	6,035,671	—	6,035,671
Derivative assets
Other derivatives	506	170,628	—	171,134
Total assets	$506	$82,204,505	$100,895	$82,305,906
Liabilities
Debt issued by securitization vehicles	$—	$5,652,982	$—	$5,652,982
Participations issued	—	39,198	—	39,198
Derivative liabilities
Interest rate swaps	—	1,006,492	—	1,006,492
Other derivatives	19,413	7,440	—	26,853
Total liabilities	$19,413	$6,706,112	$—	$6,725,525

Qualitative and Quantitative Information about Level 3 Fair Value Measurements
The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements are described below. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently from changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply. For MSR and Interests in MSR, in general, increases in the discount, prepayment or delinquency rates or in annual servicing costs in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s investments in MSR and Interests in MSR, which in turn could result in a decline in the estimated fair value of MSR and Interests in MSR. Refer to the “Mortgage Servicing Rights” Note for additional information, including rollforwards.

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSR and Interests in MSR. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

June 30, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR consolidated with VIE	9.0% - 12.0% (9.0%)	9.4% - 30.7% (20.2%)	0.0% - 6.0% (2.4%)	$84 - $114 ($99)
MSR held directly	1.8% - 21.7% (9.0%)	6.7% - 14.4% (7.5%)	0.9% - 1.8% (1.1%)	$99 - $106 ($101)
Interests in MSR	9.5% - 11.4% (10.0%)	4.8% - 14.6% (9.0%)	0.6% - 5.0% (1.8%)	$78 - $86 ($85)

December 31, 2020
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR consolidated with VIE	9.0% - 12.0% (9.4%)	19.3% - 55.5% (42.0%)	0.0% - 6.0% (2.5%)	$83 - $108 ($98)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$—	$—	$1,372,430	$1,442,071
Corporate debt, held for investment	2,066,709	2,080,002	2,239,930	2,226,045
Assets transferred or pledged to securitization vehicles	—	—	874,349	928,732
Corporate debt, held for sale	466,370	466,370	—	—
Financial liabilities
Repurchase agreements	$60,221,067	$60,221,067	$64,825,239	$64,825,239
Other secured financing	909,655	909,655	917,876	917,876
Mortgages payable	—	—	426,256	474,779
(1) Includes assets of consolidated VIEs.

Commercial real estate debt and preferred equity, held for investment, corporate debt, held for investment, corporate debt, held for sale and mortgages payable are valued using Level 3 inputs. The carrying values of repurchase agreements and short term other secured financing approximates fair value and are considered Level 2 fair value measurements. Long term other secured financing are valued using Level 2 inputs.

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At June 30, 2021 and December 31, 2020, goodwill totaled $0 and $71.8 million, respectively. The change reflects the goodwill impairment in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Internalization, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company. During the three months ended June 30, 2021, the Company recognized an impairment of $4.3 million in Other income (loss) and $5.2 million in Business divestiture-related gains (losses) in the Consolidated Statements of Comprehensive Income (Loss) for changes to the assembled workforce.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2021.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2020	$55,526
Impairment	(9,549)
Intangible assets included in disposal group held for sale	(14,528)
Less: amortization expense	(4,947)
Balance at June 30, 2021	$26,502

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
The Company had outstanding $60.2 billion and $64.8 billion of repurchase agreements with weighted average remaining maturities of 88 days and 64 days at June 30, 2021 and December 31, 2020, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for select credit assets for $1.6 billion with remaining capacity of $1.4 billion at June 30, 2021.
At June 30, 2021 and December 31, 2020, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

June 30, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities (1)	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$10,052,550	$—	$—	$—	$142,617	$10,195,167	0.09%
2 to 29 days	15,688,201	178,719	290,174	—	64,188	16,221,282	0.14%
30 to 59 days	5,981,872	66,309	212,087	177,401	—	6,437,669	0.27%
60 to 89 days	4,495,510	3,147	126,747	—	14,549	4,639,953	0.16%
90 to 119 days	5,873,992	—	—	—	—	5,873,992	0.16%
Over 119 days (2)	16,713,446	—	98,417	41,141	—	16,853,004	0.18%
Total	$58,805,571	$248,175	$727,425	$218,542	$221,354	$60,221,067	0.16%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,151,875	129,993	354,904	$76,799	—	128,267	30,841,838	0.29%
30 to 59 days	10,247,972	16,073	161,274	$—	—	142,336	10,567,655	0.42%
60 to 89 days	8,181,410	99,620	259,401	$—	—	28,406	8,568,837	0.30%
90 to 119 days	2,154,733	—	—	$—	—	—	2,154,733	0.23%
Over 119 days (2)	12,008,920	—	274,860	$107,924	271,801	28,671	12,692,176	0.36%
Total	$62,744,910	$245,686	$1,050,439	$184,723	$271,801	$327,680	$64,825,239	0.32%

 (1)    Includes commercial mortgage-backed securities held for sale.
 (2)    No repurchase agreements had a remaining maturity over 1 year at June 30, 2021. Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2020.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2021 and December 31, 2020. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2021		December 31, 2020
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$60,221,067	$250,000	$65,075,239
Amounts offset	—	—	(250,000)	(250,000)
Netted amounts	$—	$60,221,067	$—	$64,825,239

The fair value of mortgage-backed securities received as collateral in connection with reverse repurchase agreements was approximately $0 and $250.0 million, which the Company fully repledged, at June 30, 2021 and December 31, 2020, respectively.
Other Secured Financing - Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $65.2 billion and $176.8 million, respectively, at June 30, 2021 and $70.6 billion and $196.9 million, respectively, at December 31, 2020.

14. CAPITAL STOCK

(A)    Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2021 and December 31, 2020.

	Shares authorized		Shares issued and outstanding
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	Par Value
Common stock	2,936,500,000	2,914,850,000	1,444,156,029	1,398,240,618	$0.01
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock, which expired on December 31, 2020 (the “Prior Share Repurchase Program”). In

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2021, no shares were purchased under the Current Share Repurchase Program. During the three and six months ended June 30, 2020, the Company repurchased 22.9 million shares of its common stock for an aggregate amount of $143.3 million, excluding commission costs, under the Prior Share Repurchase Program. All common shares were purchased in open-market transactions.

In January 2018, the Company entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the three and six months ended June 30, 2021, the Company issued 45.5 million shares, for proceeds of $420.4 million, net of commissions and fees under the at-the-market sales program. No shares were issued under the at-the-market sales program during the three and six months ended June 30, 2020.

(B)    Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2021 and December 31, 2020. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Fixed-rate		(dollars in thousands)
Series D	—	18,400,000	—	—	—	—	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	85,150,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Preferred Stock and Series I Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(C)    Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$318,534	$309,972	$626,880	$667,791
Distributions declared per common share	$0.22	$0.22	$0.44	$0.47
Distributions paid to common stockholders after period end	$317,714	$309,686	$317,714	$309,686
Distributions paid per common share after period end	$0.22	$0.22	$0.22	$0.22
Date of distributions paid to common stockholders after period end	July 30, 2021	July 31, 2020	July 30, 2021	July 31, 2020
Dividends declared to series D preferred stockholders	$—	$8,625	$—	$17,250
Dividends declared per share of series D preferred stock	$—	$0.469	$—	$0.938
Dividends declared to series F preferred stockholders	$12,510	$12,510	$25,020	$25,020
Dividends declared per share of series F preferred stock	$0.434	$0.434	$0.869	$0.869
Dividends declared to series G preferred stockholders	$6,906	$6,906	$13,812	$13,812
Dividends declared per share of series G preferred stock	$0.406	$0.406	$0.813	$0.813
Dividends declared to series I preferred stockholders	$7,467	$7,468	$14,934	$14,936
Dividends declared per share of series I preferred stock	$0.422	$0.422	$0.844	$0.844

15. INTEREST INCOME AND INTEREST EXPENSE

Refer to the “Significant Accounting Policies” Note for details surrounding the Company’s accounting policy related to net interest income on securities and loans.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2021 and June 30, 2020.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	(dollars in thousands)
Residential Securities (1)	$275,278	$457,684	$919,912	$868,064
Residential mortgage loans (1)	38,963	42,871	76,072	90,428
Commercial investment portfolio (1) (2)	69,663	84,208	151,264	179,884
Reverse repurchase agreements	2	49	36	1,462
Total interest income	$383,906	$584,812	$1,147,284	$1,139,838
Interest expense
Repurchase agreements	29,140	136,962	71,725	570,983
Debt issued by securitization vehicles	23,216	38,757	49,492	80,876
Participations issued	1,739	—	2,336	—
Other	6,952	10,313	13,467	37,646
Total interest expense	61,047	186,032	137,020	689,505
Net interest income	$322,859	$398,780	$1,010,264	$450,333

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and June 30, 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands, except per share data)
Net income (loss)	$(294,848)	$856,234	$1,456,286	$(2,783,955)
Net income (loss) attributable to noncontrolling interests	794	32	1,115	98
Net income (loss) attributable to Annaly	(295,642)	856,202	1,455,171	(2,784,053)
Dividends on preferred stock	26,883	35,509	53,766	71,018
Net income (loss) available (related) to common stockholders	$(322,525)	$820,693	$1,401,405	$(2,855,071)
Weighted average shares of common stock outstanding-basic	1,410,239,138	1,423,909,112	1,404,755,496	1,427,451,716
Add: Effect of stock awards, if dilutive	—	—	1,008,776	—
Weighted average shares of common stock outstanding-diluted	1,410,239,138	1,423,909,112	1,405,764,272	1,427,451,716
Net income (loss) per share available (related) to common share
Basic	$(0.23)	$0.58	$1.00	$(2.00)
Diluted	$(0.23)	$0.58	$1.00	$(2.00)
The computations of diluted net income (loss) per share available (related) to common share for the three months ended June 30, 2021 excludes 3.2 million and the three and six months ended June 30, 2020 excludes 0.5 million and 0.4 million, respectively, of potentially dilutive restricted stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended June 30, 2021 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2021 and December 31, 2020.
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
During the three and six months ended June 30, 2021, the Company recorded $5.1 million and $4.8 million, respectively, of income tax expense attributable to its TRSs. During the three and six months ended June 30, 2020, the Company recorded $2.1 million and ($24.6) million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2017 and forward remain open for examination.

18. RISK MANAGEMENT

The primary risks to the Company are capital, liquidity and funding risk, investment/market risk, credit risk and operational risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with the interest bearing liabilities, by affecting the spread between the interest earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral or liquidating some of the existing collateral to reduce borrowing levels.
The Company may seek to mitigate the potential financial impact by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges.
Weakness in the mortgage market, the shape of the yield curve, changes in the expectations for the volatility of future interest rates and deterioration of financial conditions in general may adversely affect the performance and market value of the Company’s investments. This could negatively impact the Company’s book value. Furthermore, if many of the Company’s lenders are unwilling or unable to provide additional financing, the Company could be forced to sell its investments at an inopportune time when prices are depressed. The Company has established policies and procedures for mitigating risks, including conducting scenario and sensitivity analyses and utilizing a range of hedging strategies.

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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on CRE Debt and Preferred Equity Investments, real estate investments, commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities and corporate debt. MSR values may also be adversely impacted by rising borrower delinquencies which would reduce servicing income and increase the overall costs to service the underlying mortgage loans. The Company is exposed to risk of loss if an issuer, borrower, tenant or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, pre-purchase due diligence, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, tenants and counterparties, credit rating monitoring and active servicer oversight.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company depends on third-party service providers to perform various business processes related to its operations, including mortgage loan servicers and sub-servicers. The Company’s vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third-party vendors. These procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

19. RELATED PARTY TRANSACTIONS

Closing of the Internalization and Termination of Management Agreement
On February 12, 2020, the Company entered into an internalization agreement (the “Internalization Agreement”) with the Former Manager and certain affiliates of the Former Manager. Pursuant to the Internalization Agreement, the Company agreed to acquire all of the outstanding equity interests of the Former Manager and the Former Manager’s direct and indirect parent companies from their respective owners (the “Internalization”) for nominal cash consideration ($1.00). In connection with the closing of the Internalization, on June 30, 2020, the Company acquired all of the assets and liabilities of the Former Manager (the net effect of which was immaterial in amount), and the Company transitioned from an externally-managed REIT to an internally-managed REIT. At the closing, all employees of the Former Manager became employees of the Company. The parties also terminated the Amended and Restated Management Agreement by and between the Company and the Former Manager (the “Management Agreement”) and therefore the Company no longer pays a management fee to, or reimburses expenses of, the Former Manager. Pursuant to the Internalization Agreement, the Former Manager waived any Acceleration Fee (as defined in the Management Agreement).
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
For the three and six months ended June 30, 2020, the compensation and management fee computed in accordance with the Management Agreement was $37.0 million and $77.9 million, respectively, and reimbursement payments to the Former Manager were $7.1 million and $14.2 million, respectively.

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of approximately four years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2021 was $0.7 million and $1.6 million, respectively.
Supplemental information related to leases as of and for the six months ended June 30, 2021 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Operating Leases	Classification	June 30, 2021
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$11,843
Liabilities
Operating lease liabilities (1)	Other liabilities	$15,437
Lease term and discount rate
Weighted average remaining lease term		4.2 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,983
(1)     As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2021 (remaining)	$1,935
2022	3,862
2023	3,862
2024	3,862
2025	2,895
Total lease payments	$16,416
Less imputed interest	979
Present value of lease liabilities	$15,437

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2021 and December 31, 2020.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At June 30, 2021, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at June 30, 2021 was $516.9 million with excess net capital of $516.6 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

22. SUBSEQUENT EVENTS

In July 2021, the Company completed and closed the securitization of residential mortgage loans, OBX 2021-J2 Trust, with a face value of $382.5 million. The securitization represented a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In July 2021, in the previously announced divestiture of the Company’s CRE business, a significant majority of the assets, including the platform, were transferred to Slate as part of the first closing of the transaction with remaining assets expected to be transferred in the second half of 2021.

In July 2021, the Company syndicated $466.4 million of corporate loans, which were classified as held for sale as of June 30, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions (and our outlook for our business in light of these conditions, which is uncertain); changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; operational risks or risk management failures by us or critical third parties, including cybersecurity incidents; our ability to grow our residential credit business; our ability to grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, and corporate debt; risks related to investments in MSR; our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act; and the timing and ultimate completion of the sale of our commercial real estate business. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent annual report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	49
Recent Developments	49
Business Environment and COVID-19	49
Economic Environment	50
London Interbank Offered Rate (“LIBOR”) Transition Working Group	48
Results of Operations	51
Net Income (Loss) Summary	53
Non-GAAP Financial Measures	55
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity	55
Premium Amortization Expense	57
Economic leverage and economic capital ratios	58
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	59
Experienced and Projected Long-term CPR	60
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities)	61
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	62
Realized and Unrealized Gains (Losses)	63
Other Income (Loss)	64
General and Administrative Expenses	64
Return on Average Equity	65
Unrealized Gains and Losses - Available-for-Sale Investments	65
Financial Condition	66
Residential Securities	66
Contractual Obligations	69
Off-Balance Sheet Arrangements	69
Capital Management	70
Stockholders’ Equity	70
Capital Stock	70
Leverage and Capital	70
Risk Management	71
Risk Appetite	71
Governance	71
Description of Risks	72
Capital, Liquidity and Funding Risk Management	73
Funding	73
Excess Liquidity	74
Maturity Profile	76
Stress Testing	77
Liquidity Management Policies	77
Investment/Market Risk Management	78
Credit Risk Management	79
Counterparty Risk Management	79
Operational Risk Management	80
Compliance, Regulatory and Legal Risk Management	80
Critical Accounting Policies and Estimates	81
Valuation of Financial Instruments	81
Residential Securities	81
Residential Mortgage Loans	81
MSR	74
Commercial Real Estate Investments	82
Interest Rate Swaps	82
Revenue Recognition	82
Consolidation of Variable Interest Entities	82
Use of Estimates	82
Glossary of Terms	83

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Overview
We are a leading diversified capital manager with investment strategies across mortgage finance and corporate middle market lending. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a REIT. Prior to the closing of the Internalization (as defined in the “Related Party Transactions” Note located within Item 1) on June 30, 2020, we were externally managed by Annaly Management Company LLC (the “Former Manager”). Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Recent Developments
Sale of Commercial Real Estate Business
On March 25, 2021, we announced that we entered into a definitive agreement to sell and exit our Commercial Real Estate (“CRE”) business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”). The transaction represents the sale of substantially all of the assets that comprise our CRE business, which include equity interests, loan assets and commercial mortgage-backed securities (other than commercial CRTs). Certain employees who primarily support the CRE business will join Slate in connection with the sale. Subject to customary closing conditions, including applicable regulatory approvals, the transfer of the CRE business is expected to be completed in the second half of 2021. Revenues and expenses associated with the CRE business will be reflected in our results of operations and key financial metrics through closing. Refer to the “Sale of Commercial Real Estate Business” and “Subsequent Events” Notes located within Item 1 for additional information related to the announced transaction.

Business Environment and COVID-19
The second quarter of 2021 saw 10-year Treasury rates decline by nearly 30 basis points despite peak economic reopening momentum and a meaningful acceleration in inflation readings. Spreads on Agency mortgage-backed securities (“MBS”), which entered the quarter at tight levels signaling full valuations, widened while credit sector spreads remained well supported. The challenging environment led us to generate a (4.0%) economic return (loss) and tangible economic return (loss), during the quarter on ($0.23) in GAAP net income (loss) per common share, and a $0.58 decline in our book value to $8.37 per common share as of June 30, 2021. Our total portfolio net of securitized debt (which includes market value of TBA purchase contracts and CMBX derivatives and excludes held for sale assets) decreased during the quarter to $92.9 billion, while credit investments as a share of the aggregate portfolio rose from 27% to 29% during the quarter.
The rally in interest rates during the quarter was somewhat contradictory relative to the strong economy seen during the period. Despite the economic reopening and inflation at multi-year highs, the yield curve flattened as rate markets viewed the pace of the current economic expansion as likely to fade, with growth and inflation expected to slow back to pre-pandemic levels in the medium-term. Meanwhile, the Federal Reserve (“Fed”) began signaling a shift in its reaction function at the June Federal Open Market Committee (“FOMC”) meeting. Having become concerned around an upside surprise in inflation, the FOMC signaled that it might raise short-term interest rates sooner than previously anticipated should inflation remain elevated.
Agency MBS, meanwhile, underperformed its rate hedges in this environment as banks slowed their purchases from record pace, investors recalibrated their taper expectations, and mortgage supply continued to remain elevated. More specifically, higher coupon Agency MBS, those with coupons of or above 3.5 percent, continued to face elevated prepayment speeds, which led investors to adjust their models to reflect this reality, thereby lowering the valuations of these securities. Faced with this challenging operating environment in Agency MBS, Annaly continued to prudently manage its portfolio, reducing leverage and hedging incremental moves in interest rates, while allocating capital towards credit investments with more attractive risk-adjusted returns.
As such, our residential credit business experienced another active quarter as we took advantage of opportunities in the unrated non- and re-performing securities market, as well as non-qualified loan market, activity which was boosted by the initiation of our in-house aggregation through Onslow Bay’s correspondent channel. Launched in April 2021, the program offers a diversified suite of mortgage products to purchase residential mortgage loans on a best-efforts flow basis that adhere to our credit standards. Outside of residential credit, we committed to increase our exposure to MSR during the quarter, through direct

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
purchases and third party partnerships bringing Annaly’s total MSR economic exposure (for both portfolios already settled and those committed to be settled at a future date) to approximately $409 million market value as of June 30, 2021. Finally, we also saw considerable portfolio activity in our Middle Market Lending business, which originated six deals for a total of approximately $450 million during the quarter, net of originations subsequently classified as held for sale at the end of the quarter.
The previously announced sale of our Commercial Real Estate business remains on track to be completed in the second half of 2021. After quarter end, the bulk of the platform – including a number of Annaly employees who supported the business – was successfully transferred as part of the first closing of the transaction. A significant majority of the assets were sold during this first close and we have received over 80% of the capital by the time of this filing.
Business Continuity
Our well-established Business Continuity Plan (“BCP”) has been designed to ensure continued, effective operations through a variety of scenarios including natural disasters and disease pandemics. It identifies critical systems, processes, roles and third parties, and can be adjusted on a real-time basis to address situations as they arise.
The BCP is regularly updated and tested. Annual testing includes extensive, remote Disaster Recovery testing and tabletop exercise scenarios with management. Key tenets of the plan include active communication between our Crisis Response Team, which is comprised of senior leaders across a number of functions, and our internal and external stakeholders to afford efficient, thoughtful, effective responses to evolving emergency situations.
Historical tabletop exercises have included use of Center for Disease Control and Prevention Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response/impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning. These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. We took proactive actions, which included canceling non-essential travel and instituting 100% remote working, ahead of New York State-mandated requirements. To protect the health and well-being of our employees, their families and communities remote work requirements began in phases in early March 2020, culminating with a company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated largely remotely since that time.
Business activities continue to be performed primarily remotely, though we have seen a number of employees return to the office on a voluntary and periodic basis. At the present, we expect employees to return to the office more regularly starting in the fourth quarter of 2021 subject to continued successful vaccine rollout and accomodative guidance from federal, state and local authorities.

Economic Environment
The pace of growth accelerated in the second quarter, with U.S. gross domestic product (“GDP”) rising 6.5% percent on a seasonally adjusted annualized rate. Growth was boosted as the U.S. economy reopened and service sector consumption rose strongly, while consumers, supported by healthy balance sheets and recent stimulus payments, continued to spend on goods as well.
The unemployment rate fell 0.1 percentage points in the second quarter to 5.9% in June according to the Bureau of Labor Statistics. Meanwhile, seasonally adjusted total non-farm payroll employment rose by an average 567 thousand workers per month to 145.8 million employees, but remains roughly 6.7 million employees below the number of employed in February 2020 at the onset of the COVID-19 pandemic. Employment gains generally disappointed expectations for even better gains into the economic reopening, yet a number of factors including lingering COVID-19 fears, job skill mismatches, and elevated employment benefits appear to have held back employment growth. Wage growth, as measured by the year-over-year change in private sector average hourly earnings, contracted further during the quarter, reading 3.6% in June compared to 4.3% in March 2021. The slowdown in wage growth remains mostly a statistical anomaly, driven by a relatively larger share of job losses among lower-paid employees at the height of the pandemic, which inflated wage gains for most of 2020. As these wage gains fall out of year-over-year calculations, wage gains tend to be somewhat depressed on these metrics. Of note, wage growth has been relatively strong in reopening sectors of late. For example, average hourly earnings in the leisure and hospitality sector have exceeded 1.0% month-over-month growth for four consecutive months, suggesting healthy earnings growth in a sector that is seeing strong demand for labor in the middle of the economic reopening.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), have risen sharply from their pandemic lows and are currently running meaningfully above the Fed’s 2% inflation target. The headline PCE measure increased by 3.99% year-over-year in June 2021, while the more stable core PCE measure, which excludes volatile food and energy prices, registered 3.54% year-over-year increase, above the 1.97% year-over-year

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
growth measured in March 2021. The acceleration in price increases was driven by the combination of strong demand for goods and services and simultaneous supply bottlenecks. For example, consumers, wary of COVID-19 related risks on public transportation but supported by excess savings from financial stimulus, opted to purchase increased amounts of cars. Car manufacturers, meanwhile, were unable to meet increased demand as the pandemic led to disruptions to supply chains and a shortage in microchip production limited total production of new cars. These bottlenecks are likely to ease in months ahead as production catches up to demand, thereby lowering price pressures.
Disregarding the current sharp rise in inflation measures for now, the FOMC maintained the Federal Funds Target Rate in the 0.00% - 0.25% range and continued to signal that it will maintain the rate at current levels for an extended period of time. In addition, the FOMC continued its quantitative easing program. The combined Fed actions have continued to support financial conditions and market functioning, which in turn has helped the economic recovery.

The following table below presents interest rates and spreads at each date presented:

	June 30, 2021	December 31, 2020	June 30, 2020
30-Year mortgage current coupon	1.83%	1.34%	1.57%
Mortgage basis	36 bps	43 bps	91 bps
10-Year U.S. Treasury rate	1.47%	0.91%	0.66%
LIBOR
1-Month	0.10%	0.14%	0.15%
6-Month	0.16%	0.26%	0.26%

London Interbank Offered Rate (“LIBOR”) Transition Working Group
On March 5, 2021, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021 announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.

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
Commencing with our financial results for the quarter ended June 30, 2021 and for subsequent reporting periods, we relabeled “Core Earnings (excluding PAA)” as “Earnings Available for Distribution” (“EAD”). Earnings Available for Distribution, which is a non-GAAP financial measure intended to supplement our financial results computed in accordance with U.S.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
generally accepted accounting principles (“GAAP”), has replaced our prior presentation of Core Earnings (excluding PAA). In addition, Core Earnings (excluding PAA) results from prior reporting periods has been relabeled Earnings Available for Distribution. In line with evolving industry practices, we believe the term Earnings Available for Distribution more accurately reflects the principal purpose of the measure than the term Core Earnings (excluding PAA) and will serve as a useful indicator for investors in evaluating our performance and our ability to pay dividends.
The definition of Earnings Available for Distribution is identical to the definition of Core Earning (excluding PAA) from prior reporting periods. As such, Earnings Available for Distribution is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSR, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment (“PAA”) representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities.
Earnings Available for Distribution should not be considered a substitute for, or superior to, GAAP net income. Please refer to the “Non-GAAP Financial Measures” section for a detailed discussion of Earnings Available for Distribution.
Beginning with the quarter ended June 30, 2021, we began classifying certain portfolio activity-related or volume-related expenses as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation. Refer to the “General and Administrative Expenses” section for additional information.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2021 and 2020.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Interest income	$383,906	$584,812	$1,147,284	$1,139,838
Interest expense	61,047	186,032	137,020	689,505
Net interest income	322,859	398,780	1,010,264	450,333
Realized and unrealized gains (losses)	(560,722)	511,951	537,123	(3,143,790)
Other income (loss)	1,675	12,328	15,143	19,490
Less: Total general and administrative expenses	53,526	64,770	101,431	134,635
Income (loss) before income taxes	(289,714)	858,289	1,461,099	(2,808,602)
Income taxes	5,134	2,055	4,813	(24,647)
Net income (loss)	(294,848)	856,234	1,456,286	(2,783,955)
Less: Net income (loss) attributable to noncontrolling interests	794	32	1,115	98
Net income (loss) attributable to Annaly	(295,642)	856,202	1,455,171	(2,784,053)
Less: Dividends on preferred stock	26,883	35,509	53,766	71,018
Net income (loss) available (related) to common stockholders	$(322,525)	$820,693	$1,401,405	$(2,855,071)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.23)	$0.58	$1.00	$(2.00)
Diluted	$(0.23)	$0.58	$1.00	$(2.00)
Weighted average number of common shares outstanding
Basic	1,410,239,138	1,423,909,112	1,404,755,496	1,427,451,716
Diluted	1,410,239,138	1,423,909,112	1,405,764,272	1,427,451,716
Other information
Investment portfolio at period-end	$80,222,151	$90,442,332	$80,222,151	$90,442,332
Average total assets	$83,872,947	$95,187,964	$85,400,332	$106,890,336
Average equity	$13,853,386	$13,252,567	$13,909,522	$14,100,492
GAAP leverage at period-end (1)	4.7:1	5.5:1	4.7:1	5.5:1
GAAP capital ratio at period-end (2)	16.6%	14.8%	16.6%	14.8%
Annualized return on average total assets	(1.41%)	3.60%	3.41%	(5.21%)
Annualized return on average equity	(8.51%)	25.84%	20.94%	(39.49%)
Net interest margin (3)	1.66%	1.89%	2.54%	0.90%
Average yield on interest earning assets (4)	1.97%	2.77%	2.89%	2.27%
Average GAAP cost of interest bearing liabilities (5)	0.35%	0.96%	0.39%	1.48%
Net interest spread	1.62%	1.81%	2.50%	0.79%
Weighted average experienced CPR for the period	26.4%	19.5%	25.2%	16.6%
Weighted average projected long-term CPR at period-end	12.9%	18.0%	12.9%	18.0%
Common stock book value per share	$8.37	$8.39	$8.37	$8.39
Non-GAAP metrics (6)
Interest income (excluding PAA)	$537,513	$636,554	$1,086,321	$1,482,302
Economic interest expense (5)	$144,134	$250,593	$299,854	$768,046
Economic net interest income (excluding PAA)	$393,379	$385,961	$786,467	$714,256
Premium amortization adjustment cost (benefit)	$153,607	$51,742	$(60,963)	$342,464
Earnings available for distribution (7)	$451,358	$424,580	$890,877	$754,798
Earnings available for distribution per common share	$0.30	$0.27	$0.59	$0.48
Annualized EAD return on average equity (excluding PAA)	13.05%	12.82%	12.82%	10.71%
Economic leverage at period-end (1)	5.8:1	6.4:1	5.8:1	6.4:1
Economic capital ratio at period-end (2)	14.3%	13.0%	14.3%	13.0%
Net interest margin (excluding PAA) (3)	2.09%	1.88%	2.00%	1.50%
Average yield on interest earning assets (excluding PAA) (4)	2.76%	3.01%	2.73%	2.96%
Average economic cost of interest bearing liabilities (5)	0.83%	1.29%	0.85%	1.65%
Net interest spread (excluding PAA)	1.93%	1.72%	1.88%	1.31%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

(1) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and mortgages payable divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued, and mortgages payable are non-recourse to the Company and are excluded from economic leverage.
(2) GAAP capital ratio is computed as total equity divided by total assets. Economic capital ratio is computed as total equity divided by total economic assets. Total economic assets include the implied market value of TBA derivatives and net of debt issued by securitization vehicles.
(3) Net interest margin represents our interest income less interest expense divided by the average interest earning assets. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.
(4) Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is calculated using annualized interest income (excluding PAA).
(5) Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(6) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(7) Excludes dividends on preferred stock.

GAAP
Net income (loss) was ($294.8) million, which includes $0.8 million attributable to noncontrolling interests, or ($0.23) per average basic common share, for the three months ended June 30, 2021 compared to $856.2 million, which includes $0.0 million attributable to noncontrolling interests, or $0.58 per average basic common share, for the same period in 2020. We attribute the majority of the change in net income (loss) to unfavorable changes in unrealized gains (losses) on interest rate swaps, net gains (losses) on other derivatives and financial instruments, net unrealized gains (losses) on instruments measured at fair value through earnings and net gains (losses) on disposal of investments and other, partially offset by a favorable change in realized gains (losses) on termination or maturity of interest rate swaps. Net unrealized gains (losses) on interest rate swaps was ($141.1) million for the three months ended June 30, 2021 compared to $1.5 billion for the same period in 2020. Net gains (losses) on other derivatives and financial instruments was ($357.8) million for the three months ended June 30, 2021 compared to $170.9 million for the same period in 2020. Net unrealized gains (losses) on instruments measured at fair value through earnings was $4.0 million for the three months ended June 30, 2021 compared to $254.8 million for the same period in 2020. Net gains (losses) on disposal of investments and other was $16.2 million for the three months ended June 30, 2021 compared to $246.7 million for the same period in 2020. Realized gains (losses) on termination or maturity of interest rate swaps was $0 for the three months ended June 30, 2021 compared to ($1.5) billion for the same period in 2020. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Net income (loss) was $1.5 billion, which includes $1.1 million attributable to noncontrolling interests, or $1.00 per average basic common share, for the six months ended June 30, 2021 compared to ($2.8) billion which includes $0.1 million attributable to noncontrolling interests, or ($2.00) per average basic common share, for the same period in 2020. We attribute the majority of the change in net income (loss) to favorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps, net unrealized gains (losses) on instruments measured at fair value through earnings and net interest income, partially offset by unfavorable changes in net gains (losses) on disposal of investments and other and net gains (losses) on other derivatives and financial instruments. Realized losses on termination or maturity of interest rate swaps was $0 for the six months ended June 30, 2021 compared to ($1.9) billion for the same period in 2020. Net unrealized gains (losses) on interest rate swaps was $631.2 million for the six months ended June 30, 2021 compared to ($1.3) billion for the same period in 2020. Net unrealized gains (losses) on instruments measured at fair value through earnings for the six months ended June 30, 2021 was $108.2 million compared to ($475.4) million for the same period in 2020. Net interest income for the six months ended June 30, 2021 was $1.0 billion compared to $450.3 million for the same period in 2020. Net gains (losses) on disposal of investments and other was ($49.6) million for the six months ended June 30, 2021 compared to $453.3 million for the same period in 2020. Net gains (losses) on other derivatives was $119.1 million for the six months ended June 30, 2021 compared to $377.3 million for the same period in 2020. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $451.4 million, or $0.30 per average common share, for the three months ended June 30, 2021, compared to $424.6 million, or $0.27 per average common share, for the same period in 2020. The change in earnings available for distribution during the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities, and higher TBA dollar roll

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
income, partially offset by lower coupon income resulting from lower average interest earning assets and unfavorable changes in the net interest component of interest rate swaps.
Earnings available for distribution were $890.9 million, or $0.59 per average common share, for the six months ended June 30, 2021, compared to $754.8 million, or $0.48 per average common share, for the same period in 2020. The change in earnings available for distribution during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities and higher TBA dollar roll income, partially offset by unfavorable changes in the net interest component of interest rate swaps.

Non-GAAP Financial Measures
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide the following non-GAAP financial measures:
•earnings available for distribution (“EAD”);
•earnings available for distribution attributable to common stockholders;
•earnings available for distribution per average common share;
•annualized EAD return on average equity;
•economic leverage;
•economic capital ratio;
•interest income (excluding PAA);
•economic interest expense;
•economic net interest income (excluding PAA);
•average yield on interest earning assets (excluding PAA);
•average economic cost of interest bearing liabilities;
•net interest margin (excluding PAA); and
•net interest spread (excluding PAA).

These measures should not be considered a substitute for, or superior to, financial measures computed in accordance with GAAP. While intended to offer a fuller understanding of our results and operations, non-GAAP financial measures also have limitations. For example, we may calculate our non-GAAP metrics, such as earnings available for distribution, or the PAA, differently than our peers making comparative analysis difficult. Additionally, in the case of non-GAAP measures that exclude the PAA, the amount of amortization expense excluding the PAA is not necessarily representative of the amount of future periodic amortization nor is it indicative of the term over which we will amortize the remaining unamortized premium. Changes to actual and estimated prepayments will impact the timing and amount of premium amortization and, as such, both GAAP and non-GAAP results.
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
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs. Earnings available for distribution, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSR, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items), and excludes (g) the premium amortization adjustment (“PAA”) representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, is used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
We seek to fulfill our principal business objective through a variety of factors including portfolio construction, the degree of market risk exposure and related hedge profile, and the use and forms of leverage, all while operating within the parameters of our capital allocation policy and risk governance framework.
We believe these non-GAAP measures provide management and investors with additional details regarding our underlying operating results and investment portfolio trends by (i) making adjustments to account for the disparate reporting of changes in fair value where certain instruments are reflected in GAAP net income (loss) while others are reflected in other comprehensive income (loss), and (ii) by excluding certain unrealized, non-cash or episodic components of GAAP net income (loss) in order to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
provide additional transparency into the operating performance of our portfolio. In addition, EAD serves as a useful indicator for investors in evaluating the Company's performance and ability to pay dividends. Annualized EAD return on average equity, which is calculated by dividing earnings available for distribution over average stockholders’ equity, provides investors with additional detail on the earnings available for distribution generated by our invested equity capital.
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(294,848)	$856,234	$1,456,286	$(2,783,955)
Net income (loss) attributable to noncontrolling interests	794	32	1,115	98
Net income (loss) attributable to Annaly	(295,642)	856,202	1,455,171	(2,784,053)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	—	1,521,732	—	1,919,293
Unrealized (gains) losses on interest rate swaps	141,067	(1,494,628)	(631,195)	1,333,095
Net (gains) losses on disposal of investments and other	(16,223)	(246,679)	49,563	(453,262)
Net (gains) losses on other derivatives and financial instruments	357,808	(170,916)	(119,060)	(377,342)
Net unrealized (gains) losses on instruments measured at fair value through earnings	(3,984)	(254,772)	(108,175)	475,388
Loan loss provision (reversal) (1)	1,078	72,544	(143,792)	172,537
Business divestiture-related (gains) losses	(1,527)	—	248,036	—
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	5,635	8,714	12,959	16,648
Non-EAD (income) loss allocated to equity method investments (3)	3,141	4,218	(6,539)	23,616
Transaction expenses and non-recurring items (4)	1,150	1,075	1,845	8,320
Income tax effect of non-EAD income (loss) items	7,147	3,353	11,481	(20,509)
TBA dollar roll income and CMBX coupon income (5)	111,592	97,524	210,525	142,428
MSR amortization (6)	(13,491)	(25,529)	(28,979)	(43,825)
Plus:
Premium amortization adjustment cost (benefit)	153,607	51,742	(60,963)	342,464
Earnings available for distribution (7)	451,358	424,580	890,877	754,798
Dividends on preferred stock	26,883	35,509	53,766	71,018
Earnings available for distribution attributable to common stockholders (7)	$424,475	$389,071	$837,111	$683,780
GAAP net income (loss) per average common share	$(0.23)	$0.58	$1.00	$(2.00)
Earnings available for distribution per average common share (7)	$0.30	$0.27	$0.59	$0.48
Annualized GAAP return (loss) on average equity	(8.51%)	25.84%	20.94%	(39.49%)
Annualized EAD return on average equity (7)	13.05%	12.82%	12.82%	10.71%

(1)    Includes $0.6 million and $3.8 million for the three months ended June 30, 2021 and 2020, respectively, and ($4.7) million and $4.5 million for the six months ended June 30, 2021 and 2020, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
(2)    Includes depreciation and amortization expense related to equity method investments.
(3)    Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).
(4)    The three and six months ended June 30, 2021 includes costs incurred in connection with securitizations of residential whole loans. The three and six months ended June 30, 2020 includes costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process. The six months ended June 30, 2020 also includes costs incurred in connection with securitizations of residential whole loans and Agency mortgage-backed securities.
(5)    TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $1.4 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.
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
The CMBX index is a synthetic tradable index referencing a basket of 25 commercial mortgage-backed securities of a particular rating and vintage. The CMBX index allows investors to take a long position (referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of commercial mortgage-backed securities and is structured as a “pay-as-you-go” contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying commercial mortgage-backed securities as they occur. We report income (expense) on CMBX positions in Net gains (losses) on other derivatives and financial instruments in the Consolidated Statements of Comprehensive Income (Loss). The coupon payments received or paid on CMBX positions is equivalent to interest income (expense) and therefore included in earnings available for distribution.

Premium Amortization Expense
In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for our Agency MBS, excluding interest-only securities, multifamily and reverse mortgages, taking into account estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third party model and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Premium amortization expense	$320,108	$270,688	$308,217	$887,625
Less: PAA cost (benefit)	153,607	51,742	(60,963)	342,464
Premium amortization expense (excluding PAA)	$166,501	$218,946	$369,180	$545,161

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Economic leverage and economic capital ratios
We use capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities. Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding. Debt funding may include the use of repurchase agreements, loans, securitizations, participations issued, lines of credit, asset backed lending facilities, corporate bond issuance, convertible bonds, mortgages payable or other liabilities. Equity capital primarily consists of common and preferred stock.
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued, and mortgages payable are non-recourse to us and are excluded from economic leverage.
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	June 30, 2021	June 30, 2020
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$60,221,067	$67,163,598
Other secured financing	909,655	1,538,996
Debt issued by securitization vehicles	3,315,087	6,458,130
Participations issued	315,810	—
Mortgages payable	—	508,565
Debt included in liabilities of disposal group held for sale	2,306,633	—
Total GAAP debt	$67,068,252	$75,669,289
Less:
Credit facilities (1)	(909,655)	(895,793)
Debt issued by securitization vehicles	(3,315,087)	(6,458,130)
Participations issued	(315,810)	—
Mortgages payable	—	(508,565)
Non-recourse debt included in liabilities of disposal group held for sale	(2,035,982)	—
Total non-recourse debt	$60,491,718	$67,806,801
Plus / (Less):
Cost basis of TBA and CMBX derivatives	18,107,549	19,525,825
Payable for unsettled trades	154,405	2,122,735
Receivable for unsettled trades	(14,336)	(747,082)
Economic debt *	$78,739,336	$88,708,279
Total equity	$13,639,176	$13,797,603
Economic leverage ratio *	5.8:1	6.4:1

* Represents a non-GAAP financial measure.
(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	June 30, 2021	June 30, 2020
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$82,376,305	$93,458,653
Less:
Gross unrealized gains on TBA derivatives (1)	(31,943)	(123,974)
Debt issued by securitization vehicles (2)	(4,925,196)	(6,458,130)
Plus:
Implied market value of TBA derivatives	17,691,150	19,148,701
Total economic assets *	$95,110,316	$106,025,250
Total equity	$13,639,176	$13,797,603
Economic capital ratio (3) *	14.3%	13.0%

* Represents a non-GAAP financial measure.
(1) Included in Derivative assets in the Consolidated Statements of Financial Condition.
(2) Includes debt issued by securitization vehicles reported in Liabilities of disposal group held for sale in the Consolidated Statements of Financial Condition.
(3) Economic capital ratio is computed as total equity divided by total economic assets.

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three and six months ended June 30, 2021.
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
The following tables provide GAAP measures of interest expense and net interest income and details with respect to reconciling the aforementioned line items on a non-GAAP basis for each respective period:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the three months ended	(dollars in thousands)
June 30, 2021	$383,906	$153,607	$537,513
June 30, 2020	$584,812	$51,742	$636,554
For the six months ended
June 30, 2021	$1,147,284	$(60,963)	$1,086,321
June 30, 2020	$1,139,838	$342,464	$1,482,302
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the three months ended		(dollars in thousands)
June 30, 2021	$61,047	$83,087	$144,134	$322,859	$83,087	$239,772	$153,607	$393,379
June 30, 2020	$186,032	$64,561	$250,593	$398,780	$64,561	$334,219	$51,742	$385,961
For the six months ended
June 30, 2021	$137,020	$162,834	$299,854	$1,010,264	$162,834	$847,430	$(60,963)	$786,467
June 30, 2020	$689,505	$78,541	$768,046	$450,333	$78,541	$371,792	$342,464	$714,256
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2021	26.4%	12.9%
June 30, 2020	19.5%	18.0%
For the six months ended
June 30, 2021	25.2%	12.9%
June 30, 2020	16.6%	18.0%
         (1)    For the three and six months ended June 30, 2021 and 2020, respectively.
         (2)    At June 30, 2021 and 2020, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
June 30, 2021	$77,916,766	$537,513	2.76%	$68,469,413	$144,134	0.83%	393,379	1.93%
June 30, 2020	$84,471,839	$636,554	3.01%	$76,712,894	$250,593	1.29%	385,961	1.72%
For the six months ended
June 30, 2021	$79,519,053	$1,086,321	2.73%	$70,235,722	$299,854	0.85%	786,467	1.88%
June 30, 2020	$100,267,867	$1,482,302	2.96%	$91,871,180	$768,046	1.65%	714,256	1.31%

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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Interest Expense	Net Interest Component of Interest Rate Swaps	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
June 30, 2021	$537,513	111,592	(61,047)	(83,087)	$504,971	$77,916,766	18,761,062	$96,677,828	2.09%
June 30, 2020	$636,554	97,524	(186,032)	(64,561)	$483,485	$84,471,839	18,628,343	$103,100,182	1.88%
For the six months ended
June 30, 2021	$1,086,321	210,525	(137,020)	(162,834)	$996,992	$79,519,053	20,313,516	$99,832,569	2.00%
June 30, 2020	$1,482,302	142,428	(689,505)	(78,541)	$856,684	$100,267,867	14,296,743	$114,564,610	1.50%
(1)Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(2)TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively. CMBX coupon income totaled $1.6 million and $2.7 million for the three and six months ended June 30, 2020, respectively.

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
Economic Cost of Funds on Average Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
June 30, 2021	$68,469,413	$66,642,378	$144,134	0.83%	0.10%	0.19%	(0.09%)	0.73%	0.64%
June 30, 2020	$76,712,894	$75,160,724	$250,593	1.29%	0.35%	0.70%	(0.35%)	0.94%	0.59%
For the six months ended
June 30, 2021	$70,235,722	$64,761,619	$299,854	0.85%	0.11%	0.20%	(0.09%)	0.74%	0.65%
June 30, 2020	$91,871,180	$75,160,724	$768,046	1.65%	0.89%	1.10%	(0.21%)	0.76%	0.55%
(1)     Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(2)    Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

Economic interest expense decreased by $106.5 million for the three months ended June 30, 2021 compared to the same period in 2020. Economic interest expense decreased by $468.2 million for the six months ended June 30, 2021 compared to the same period in 2020. The change was due to lower borrowing rates and a decrease in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($83.1) million for the three months ended June 30, 2021 compared to ($64.6) million for the same period in 2020 and ($162.8) million for the six months ended June 30, 2021 compared to ($78.5) million for the same period in 2020.
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
At June 30, 2021 and December 31, 2020, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and financial instruments and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$(224,154)	$(91,665)	$468,361	$(3,330,929)
Net gains (losses) on disposal of investments and other	16,223	246,679	(49,563)	453,262
Net gains (losses) on other derivatives and financial instruments	(357,808)	170,916	119,060	377,342
Net unrealized gains (losses) on instruments measured at fair value through earnings	3,984	254,772	108,175	(475,388)
Loan loss (provision) reversal	(494)	(68,751)	139,126	(168,077)
Business divestiture-related gains (losses)	1,527	—	(248,036)	—
Total	$(560,722)	$511,951	$537,123	$(3,143,790)

(1)Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended June 30, 2021 and 2020

Net gains (losses) on interest rate swaps for the three months ended June 30, 2021 was ($224.2) million compared to ($91.7) million for the same period in 2020, primarily attributable to an unfavorable change in unrealized gains (losses) on interest rate swaps, partially offset by a favorable change in Realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($141.1) million for the three months ended June 30, 2021, reflecting a decline in forward interest rates during the period, compared to $1.5 billion for the same period in 2020, resulting from the unwinding of interest rate swaps during the earlier period. Realized gains (losses) on termination or maturity of interest rate swaps was $0 for the three months ended June 30, 2021 compared to ($1.5) billion for the same period in 2020, resulting from terminations of fixed-rate payer and receiver interest rate swaps with notional amounts of $38.2 billion and $38.1 billion, respectively.
Net gains (losses) on disposal of investments and other was $16.2 million for the three months ended June 30, 2021 compared to $246.7 million for the same period in 2020. For the three months ended June 30, 2021, we disposed of Residential Securities with a carrying value of $3.3 billion for an aggregate net gain of $34.8 million. For the same period in 2020, we disposed of Residential Securities with a carrying value of $5.5 billion for an aggregate net gain of $259.9 million.
Net gains (losses) on other derivatives and financial instruments was ($357.8) million for the three months ended June 30, 2021 compared to $170.9 million for the same period in 2020. The change in net gains (losses) on other derivatives and financial instruments was primarily comprised of higher net losses on futures derivatives, which was ($394.5) million for the three months ended June 30, 2021 compared to ($17.3) million for the same period in 2020, and interest rate swaptions, which was ($255.6) million for the three months ended June 30, 2021 compared to ($52.5) million for the same period in 2020, partially offset by higher net gains on TBA derivatives, which was $285.3 million for the three months ended June 30, 2021 compared to $204.2 million for the same period in 2020.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $4.0 million for the three months ended June 30, 2021 compared to $254.8 million for the same period in 2020, primarily due to unfavorable changes in unrealized gains (losses) on securitized commercial loans of ($190.8) million, credit risk transfer securities of ($173.7) million, securitized residential whole loans of consolidated VIEs of ($76.9) million, Agency interest-only securities of ($69.2) million and non-Agency MBS of ($67.2) million, partially offset by favorable changes in unrealized gains (losses) on commercial securitized debt of consolidated VIEs of $219.9 million, residential securitized debt of consolidated VIEs of $76.9 million and MSR, including Interests in MSR, of $44.2 million for the three months ended June 30, 2021 compared to the same period in 2020.
For the three months ended June 30, 2021 and 2020, net loan loss (provisions) were ($0.5) million on corporate loans and ($68.8) million on commercial mortgage and corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to the loan loss (provisions) reversals.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

For the Six Months Ended June 30, 2021 and 2020

Net gains (losses) on interest rate swaps for the six months ended June 30, 2021 was $468.4 million compared to ($3.3) billion for the same period in 2020, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $631.2 million for the six months ended June 30, 2021, reflecting a decline in forward interest rates during the period, compared to ($1.3) billion for the same period in 2020, reflecting a rise in forward interest rates during the earlier period. Realized gains (losses) on termination or maturity of interest rate swaps was zero for the six months ended June 30, 2021 compared to ($1.9) billion, resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $65.0 billion and $38.1 billion, respectively, for the same period in 2020.
Net gains (losses) on disposal of investments and other was ($49.6) million for the six months ended June 30, 2021 compared to $453.3 million for the same period in 2020. For the six months ended June 30, 2021, we disposed of Residential Securities with a carrying value of $6.2 billion for an aggregate net loss of ($25.9) million. For the same period in 2020, we disposed of Residential Securities with a carrying value of $47.4 billion for an aggregate net loss of $527.1 million.
Net gains (losses) on other derivatives was $119.1 million for the six months ended June 30, 2021 compared to $377.3 million for the same period in 2020. The change in net gains (losses) on other derivatives was primarily due to the change in net gains (losses) on TBA derivatives, which was ($344.8) million for the six months ended June 30, 2021 compared to $635.9 million for the same period in 2020, partially offset by the change in futures derivatives, which was $418.8 million for the six months ended June 30, 2021 compared to ($289.9) million for the same period in 2020.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $108.2 million for the six months ended June 30, 2021 compared to ($475.4) million for the same period in 2020, primarily due to favorable changes in unrealized gains (losses) on securitized commercial loans of $320.8 million, MSR, including Interests in MSR, of $154.0 million, securitized debt of consolidated VIEs backed by Agency mortgage-backed securities of $132.2 million, securitized residential whole loans of consolidated VIEs of $98.8 million, credit risk transfer securities of $86.5 million and non-Agency MBS of $59.6 million, partially offset by unfavorable changes on commercial securitized debt of consolidated VIEs of ($270.8) million for the six months ended June 30, 2021 compared to the same period in 2020.
For the six months ended June 30, 2021 and 2020, net loan loss (provisions) reversals of $139.1 million and ($168.1) million, respectively, was recorded on commercial mortgage and corporate loans. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

Other Income (Loss)
Other income (loss) includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, operating costs as well as depreciation and amortization expense, net servicing income on MSRs, brokerage and commission fees, due diligence costs and securitization expenses. We report in Other income (loss) items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and management fee (until closing of the Internalization on June 30, 2020) and other expenses. Beginning with the quarter ended June 30, 2021, we began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation with Other general and administrative expenses for the three months ended March 31, 2021 adjusted downward by $1.8 million and for the three and six months ended June 30, 2020 adjusted downward by $2.9 million and $10.7 million, respectively. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
June 30, 2021	$53,526	0.26%	1.55%
June 30, 2020	$64,770	0.27%	1.95%
For the six months ended
June 30, 2021	$101,431	0.24%	1.46%
June 30, 2020	$134,635	0.25%	1.91%

(1) Includes $0.5 million and $2.9 million of costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process for the three and six months ended June 30, 2020, respectively. Excluding these transaction costs, G&A expenses as a percentage of average total assets were unchanged at 0.27% and 0.25% and as a percentage of average equity were 1.94% and 1.87% for the three and six months ended June 30, 2020, respectively.

G&A expenses were $53.5 million for the three months ended June 30, 2021, a decrease of $11.2 million compared to the same period in 2020. G&A expenses were $101.4 million for the six months ended June 30, 2021, a decrease of $33.2 million compared to the same period in 2020. The change in each period was largely attributable to cost savings generated from the Internalization which closed on June 30, 2020 and lower professional fees during the second quarter and first half of 2021 compared with the same periods in 2020.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2021	6.92%	(13.79%)	0.06%	(1.55%)	(0.15%)	(8.51%)
June 30, 2020	10.09%	17.40%	0.37%	(1.95%)	(0.07%)	25.84%
For the six months ended
June 30, 2021	12.18%	10.06%	0.25%	(1.48%)	(0.07%)	20.94%
June 30, 2020	5.27%	(43.48%)	0.28%	(1.91%)	0.35%	(39.49%)
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

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Unrealized gain	$2,040,648	$3,378,523
Unrealized loss	(260,373)	(4,188)
Accumulated other comprehensive income (loss)	$1,780,275	$3,374,335

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
The fair value of these securities being less than amortized cost at June 30, 2021 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS are “AAA” rated or carry an implied “AAA” rating. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $82.4 billion and $88.5 billion at June 30, 2021 and December 31, 2020, respectively. The change was primarily due to a decrease in Agency MBS, including assets transferred or pledged to securitization vehicles, of $7.6 billion partially offset by increases in residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $0.9 billion and non-Agency MBS of $0.6 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2021:

	Residential		Commercial
	Agency MBS and MSR	Residential Credit (1)	Commercial Real Estate (2)	Corporate Debt	Total
Assets	(dollars in thousands)
Fair value/carrying value	$67,325,333	$6,907,573	$3,394,032	$2,533,079	$80,160,017
Implied market value of derivatives (3)	17,691,150	—	449,196	—	18,140,346
Debt
Repurchase agreements	58,805,571	1,194,142	221,354	—	60,221,067
Implied cost basis of derivatives (3)	17,662,043	—	445,506	—	18,107,549
Other secured financing	—	—	—	909,655	909,655
Debt issued by securitization vehicles	558,894	2,756,193	—	—	3,315,087
Participations issued	—	315,810	—	—	315,810
Net forward purchases	145,138	(5,069)	—	—	140,069
Liabilities of disposal group held for sale	—	—	2,306,632	—	2,306,632
Other
Other assets / liabilities (4)	1,821,036	2,090	(857,773)	(310,672)	654,681
Net equity allocated	$9,665,873	$2,648,587	$11,963	$1,312,752	$13,639,175

Net equity allocated (%)	71%	19%	—%	10%	100%
Debt/net equity ratio	6.1:1	1.6:1	NM	0.7:1	4.7:1	(5)

(1) Fair value/carrying includes residential loans held for sale.
(2) Fair value/carrying includes commercial real estate investments held for sale.
(3) Derivatives include TBA contracts under Agency MBS and MSRs and CMBX balances under Commercial Real Estate.
(4) Dedicated capital allocations as of June 30, 2021 assume capital related to held for sale assets will be redeployed within the Agency business line.
(5) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition. Excludes liabilities of disposal group held for sale.
NM Not meaningful.

Residential Securities
Substantially all of our Agency MBS at June 30, 2021 and December 31, 2020 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which carry an actual or implied “AAA” rating. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2021 and December 31, 2020 we had on our Consolidated Statements of Financial Condition a total of $84.3 million and $88.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $4.0 billion and $4.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended June 30, 2021 and 2020 was 26.4% and 19.5%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of June 30, 2021 and 2020 was 12.9% and 18.0%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,718,925	$71,302,578
Adjustable-rate pass-through	395,020	477,516
CMO	136,356	149,767
Interest-only	362,692	421,909
Multifamily	811,382	1,663,507
Reverse mortgages	44,144	51,782
Total agency securities	$66,468,519	$74,067,059
Residential credit
Residential CRT	$827,328	$532,403
Alt-A	65,851	80,328
Prime	194,073	181,509
Prime interest-only	524	1,240
Subprime	182,596	188,433
NPL/RPL	1,064,084	475,847
Prime jumbo (>= 2010 vintage)	74,302	43,283
Prime jumbo (>= 2010 vintage) interest-only	893	1,552
Total residential credit securities	$2,409,651	$1,504,595
Total Residential Securities	$68,878,170	$75,571,654

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Residential Securities (1)	(dollars in thousands)
Principal amount	$63,371,277	$68,521,464
Net premium	3,226,135	3,280,439
Amortized cost	66,597,412	71,801,903
Amortized cost / principal amount	105.09%	104.79%
Carrying value	68,351,303	75,116,466
Carrying value / principal amount	107.86%	109.62%
Weighted average coupon rate	3.45%	3.58%
Weighted average yield	2.98%	2.86%
Adjustable-rate Residential Securities (1)
Principal amount	$1,419,815	$1,257,966
Weighted average coupon rate	2.79%	3.20%
Weighted average yield	7.72%	5.20%
Weighted average term to next adjustment	13 Months	15 Months
Weighted average lifetime cap (2)	0.24%	0.41%
Principal amount at period end as % of total residential securities	2.24%	1.84%
Fixed-rate Residential Securities (1)
Principal amount	$61,951,462	$67,263,498
Weighted average coupon rate	3.46%	3.58%
Weighted average yield	2.87%	2.82%
Principal amount at period end as % of total residential securities	97.76%	98.16%
Interest-only Residential Securities
Notional amount	$4,842,596	$3,642,143
Net premium	688,627	602,790
Amortized cost	688,627	602,790
Amortized cost / notional amount	14.22%	16.55%
Carrying value	526,867	455,188
Carrying value / notional amount	10.88%	12.50%
Weighted average coupon rate	2.94%	3.99%
Weighted average yield	1.13%	NM
(1) Excludes interest-only MBS. (2) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes. NM Not meaningful.
The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2021.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Agency credit risk transfer	$789,895	$—	$789,895	3.21%	2.26%	4.94%	46.94%
Private label credit risk transfer	37,433	—	37,433	3.93%	0.58%	2.73%	5.68%
Alt-A	65,851	16,852	48,999	3.09%	8.95%	16.90%	24.97%
Prime	194,073	66,128	127,945	4.15%	9.04%	6.16%	37.67%
Prime interest-only	524	524	—	0.48%	—	3.65%	64.95%
Subprime	182,596	110,264	72,332	2.04%	19.74%	13.24%	12.72%
Re-performing loan securitizations	707,958	305,775	402,183	3.82%	25.69%	24.14%	10.82%
Non-performing loan securitizations	356,126	330,875	25,251	2.38%	27.80%	43.70%	5.40%
Prime jumbo (>=2010 vintage)	74,302	—	74,302	3.44%	4.39%	2.75%	57.08%
Prime jumbo (>=2010 vintage) interest-only	893	893	—	0.37%	—	6.54%	55.85%
Total/weighted average (2)	$2,409,651	$831,311	$1,578,340	3.26%	14.99%	17.25%	27.78%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of interest-only securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Agency credit risk transfer	$—	$51	$789,793	$51	$789,895
Private label credit risk transfer	—	—	37,433	—	37,433
Alt-A	7,043	46,545	12,263	—	65,851
Prime	35,635	153,507	4,931	—	194,073
Prime interest-only	—	—	—	524	524
Subprime	7,377	77,896	97,124	199	182,596
Re-performing loan securitizations	—	707,958	—	—	707,958
Non-performing loan securitizations	—	356,126	—	—	356,126
Prime jumbo (>=2010 vintage)	—	74,302	—	—	74,302
Prime jumbo (>=2010 vintage) interest-only	—	—	—	893	893
Total	$50,055	$1,416,385	$941,544	$1,667	$2,409,651

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2021. The table does not include the effect of net interest rate payments on our interest rate swap agreements and excludes assets and liabilities of the disposal group held for sale. The net swap payments will fluctuate based on monthly changes in the floating rate. At June 30, 2021, the interest rate swaps had a net fair value of ($0.8) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$60,221,067	$—	$—	$—	$60,221,067
Interest expense on repurchase agreements (1)	25,356	—	—	—	25,356
Other secured financing	—	—	909,655	—	909,655
Interest expense on other secured financing (1)	19,416	38,885	29,181	—	87,482
Debt issued by securitization vehicles (principal)	—	—	—	3,239,390	3,239,390
Interest expense on debt issued by securitization vehicles	76,651	153,302	153,302	2,101,560	2,484,815
Participations issued (principal)	—	—	—	302,865	302,865
Interest expense on participations issued	10,398	20,797	20,797	268,710	320,702
Long-term operating lease obligations	3,865	7,724	4,827	—	16,416
Total	$60,356,753	$220,708	$1,117,762	$5,912,525	$67,607,748

(1)     Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2021.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities or other term financing structures to finance certain of our assets. During the six months ended June 30, 2021, we received $10.2 billion from principal repayments and $6.4 billion in cash from disposal of securities. During the six months ended June 30, 2020, we received $9.3 billion from principal repayments and $46.8 billion in cash from disposal of securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at June 30, 2021.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,442	13,982
Additional paid-in capital	20,178,692	19,750,818
Accumulated other comprehensive income (loss)	1,780,275	3,374,335
Accumulated deficit	(9,892,863)	(10,667,388)
Total stockholders’ equity	$13,617,115	$14,008,316

Capital Stock
Common Stock

During the three and six months ended June 30, 2021, we issued 45.5 million shares for proceeds of $420.4 million, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the three and six months ended June 30, 2020.

In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock, which expired on December 31, 2020 (“the Prior Share Repurchase Program”). In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2021, no shares were purchased pursuant to these authorizations. During the three and six months ended June 30, 2020, we repurchased an aggregate of 22.9 million shares of our common stock for an aggregate amount of $143.3 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.

Leverage and Capital
We believe that it is prudent to maintain conservative GAAP leverage ratios and economic leverage ratios as there may be continued volatility in the mortgage and credit markets. Our capital policy governs our capital and leverage position including setting limits. Based on the guidelines, we generally expect to maintain an economic leverage ratio of less than 10:1. Our actual economic leverage ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and our assessment of domestic and international market conditions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Our GAAP leverage ratio at June 30, 2021 and December 31, 2020 was 4.7:1 and 5.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.8:1 and 6.2:1 at June 30, 2021 and December 31, 2020, respectively. Our GAAP capital ratio at June 30, 2021 and December 31, 2020 was 16.6% and 15.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.3% and 13.6% at June 30, 2021 and December 31, 2020, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
Our risk management framework is intended to facilitate a holistic, enterprise wide view of risk. We believe we have built a strong and collaborative risk management culture throughout Annaly focused on awareness which supports appropriate understanding and management of our key risks. Each employee is accountable for identifying, monitoring and managing risk within their area of responsibility.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational	We will seek to limit impacts to our business through disciplined operational risk management practices.
Compliance, Regulatory and Legal
We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”) with support from the other Board Committees. The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices. The Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or Environment, Social,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
and Governance risk to us, and the Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board.
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
Operational Risk
Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems (including proprietary and third party models), human factors or external events. This risk also applies to our use of software vendors and data providers.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2021 and December 31, 2020, the weighted average days to maturity was 88 days and 64 days, respectively.
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
At June 30, 2021, we had total financial assets and cash pledged against existing liabilities of $66.4 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2021 compared to the same period in 2020, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2021.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2021	$62,440,803	$60,221,067	$42,581	$—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—
June 30, 2019	101,983,828	105,181,241	3,478,510	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2021. The weighted average remaining maturity on our repurchase agreements and other secured financing was 111 days at June 30, 2021:

	June 30, 2021
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$10,195,167	0.09%	16.7%
2 to 29 days	16,221,281	0.14%	26.5%
30 to 59 days	6,437,669	0.27%	10.5%
60 to 89 days	4,639,954	0.16%	7.6%
90 to 119 days	5,873,992	0.16%	9.6%
Over 120 days (1)	17,762,659	0.28%	29.1%
Total	$61,130,722	0.19%	100.0%

     (1)    Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2021:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$60,221,067	0.16%	0.17%	88
Other secured financing (2)	909,655	2.13%	2.92%	1,645
Debt issued by securitization vehicles (3)	3,239,390	2.29%	2.20%	11,599
Participations issued (3)	302,865	3.43%	2.22%	11,257
Total indebtedness	$64,672,977

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2021:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,207,566	$172,890	$1,380,456
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	62,375,349	4,565,421	66,940,770
Credit risk transfer securities	244,907	587,490	832,397
Non-agency mortgage-backed securities	610,320	972,003	1,582,323
Commercial mortgage-backed securities	—	154,165	154,165
Residential mortgage loans (2)	3,244,342	1,253,580	4,497,922
MSR	—	202,616	202,616
Interests in MSR	—	49,035	49,035
Corporate debt, held for investment	1,378,036	688,673	2,066,709
Corporate debt, held for sale	—	466,370	466,370
Assets of disposal group held for sale (3)	2,185,727	487,663	2,673,390
Other assets (4)	—	45,121	45,121
Total financial assets	$71,246,247	$9,645,027	$80,891,274

(1)    The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2)    Includes assets transferred or pledged to securitization vehicles.
(3)    Comprised of commercial real estate investments held for sale.
(4)    Includes interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2021:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,380,456
Residential Securities (2) (3)	68,750,128
Commercial mortgage-backed securities	154,165
Residential mortgage loans (4)	1,029,929
Corporate debt, held for investment (5)	1,630,452
Corporate debt, held for sale	466,370
Assets of disposal group held for sale (6)	55,172
Total liquid assets	$73,466,672
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (7)	98.38%
(1)Carrying value approximates the market value of assets. The assets listed in this table include $66.4 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2021. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2)The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3)Excludes securitized Agency MBS of consolidated VIEs carried at fair value of $0.6 billion.
(4)Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $3.5 billion.
(5)Excludes certain second lien loans.
(6)Comprised of commercial real estate investments held for sale. Excludes securitized commercial mortgage loans and senior securitized commercial mortgage loans of consolidated VIEs carried at fair value of $2.1 billion.
(7)Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles of $6.2 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The interest rate sensitivity of our assets and liabilities, excluding assets and liabilities of the disposal group held for sale and corporate loans held for sale, in the following table at June 30, 2021 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,380,456	$—	$—	$—	$1,380,456
Agency mortgage-backed securities (principal)	—	5,508	1,037,144	59,923,449	60,966,101
Residential credit risk transfer securities (principal)	—	6,700	440,615	366,470	813,785
Non-agency mortgage-backed securities (principal)	458	219,907	880,186	490,840	1,591,391
Commercial mortgage-backed securities (principal)	—	—	—	154,000	154,000
Total securities	458	232,115	2,357,945	60,934,759	63,525,277
Residential mortgage loans (principal)	—	—	—	996,221	996,221
Corporate debt (principal)	—	—	241,280	1,886,093	2,127,373
Total loans	—	—	241,280	2,882,314	3,123,594
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	3,848,719	3,848,719
Total financial assets - maturity	1,380,914	232,115	2,599,225	67,665,792	71,878,046
Effect of utilizing reset dates (1)	5,360,341	1,452,698	(468,887)	(6,344,152)	—
Total financial assets - interest rate sensitive	$6,741,255	$1,684,813	$2,130,338	$61,321,640	$71,878,046
Financial liabilities
Repurchase agreements	$37,494,071	$22,726,996	$—	$—	$60,221,067
Other secured financing	—	—	—	909,655	909,655
Debt issued by securitization vehicles (principal)	—	—	—	3,239,390	3,239,390
Participations issued (principal)	—	—	—	302,865	302,865
Total financial liabilities - maturity	37,494,071	22,726,996	—	4,451,910	64,672,977
Effect of utilizing reset dates (1)(2)	(39,411,653)	11,548,513	18,874,400	8,988,740
Total financial liabilities - interest rate sensitive	$(1,917,582)	$34,275,509	$18,874,400	$13,440,650	$64,672,977

Maturity gap	$(36,113,157)	$(22,494,881)	$2,599,225	$63,213,882	$7,205,069

Cumulative maturity gap	$(36,113,157)	$(58,608,038)	$(56,008,813)	$7,205,069

Interest rate sensitivity gap	$8,658,837	$(32,590,696)	$(16,744,062)	$47,880,990	$7,205,069

Cumulative rate sensitivity gap	$8,658,837	$(23,931,859)	$(40,675,921)	$7,205,069

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

Liquidity Management Policies
We utilize a comprehensive liquidity policy structure to inform our liquidity risk management practices including monitoring and measurement, along with well-defined key risk indicators. Both quantitative and qualitative targets are utilized to measure the ongoing stability and condition of the liquidity position, and include the level and composition of unencumbered assets, as well as sustainability of the funding composition under stress conditions.
We also monitor early warning metrics designed to measure the quality and depth of liquidity sources based upon both company-specific and market conditions. The metrics assist in assessing our liquidity conditions and are integrated into our escalation protocol.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our interest earning assets and the interest expense incurred from interest bearing liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our assets and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we utilize contracts linked to LIBOR but may also enter into interest rate swaps where the floating leg is linked to the overnight index swap rate or another index, particularly in light of a potential transition away from LIBOR. In addition, we may use MAC interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2021. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(34.1%)	(0.2%)	(1.1%)
-50 Basis points	(20.6%)	—%	(0.2%)
-25 Basis points	(8.7%)	0.1%	0.3%
+25 Basis points	10.3%	(0.1%)	(0.6%)
+50 Basis points	18.9%	(0.4%)	(2.2%)
+75 Basis points	26.9%	(0.8%)	(4.5%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.6%	9.2%
-15 Basis points	1.0%	5.5%
-5 Basis points	0.3%	1.8%
+5 Basis points	(0.3%)	(1.8%)
+15 Basis points	(0.9%)	(5.5%)
+25 Basis points	(1.6%)	(9.0%)
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
(3)    Scenarios include Residential Securities, residential mortgage loans, MSR and derivative instruments.
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted through reduced servicing fees and higher costs to service the underlying mortgage loans due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. In the case of residential mortgage loans and MSR, we may engage a third party to perform due diligence on a sample of loans that we believe sufficiently represents the entire pool. Once an investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure. Our portfolio composition, based on balance sheet values, at June 30, 2021 and December 31, 2020 was as follows:

	June 30, 2021	December 31, 2020
Category
Agency mortgage-backed securities (1)	87.2%	86.4%
Credit risk transfer securities	1.1%	0.6%
Non-agency mortgage-backed securities	2.1%	1.1%
Residential mortgage loans (1)	5.8%	4.2%
Mortgage servicing rights (2)	0.3%	0.1%
Commercial real estate (1) (3)	0.2%	5.0%
Corporate debt (4)	3.3%	2.6%
(1) Includes assets transferred or pledged to securitization vehicles.
(2) Includes Interests in MSR.
(3) Net of unamortized origination fees. Excludes commercial real estate assets held for sale as of June 30, 2021.
(4) Includes corporate loans held for sale as of June 30, 2021.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes our exposure to counterparties by geography at June 30, 2021:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure - Secured Financing (2)	Exposure - Interest Rate Swaps (2)
Geography	(dollars in thousands)
North America	22	$50,546,684	$(290,239)	$3,367,896	$(1,216,620)
Europe	9	7,567,356	(516,713)	1,345,823	(678,276)
Japan	3	3,016,682	—	63,402	—
Total	34	$61,130,722	$(806,952)	$4,777,121	$(1,894,896)

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

We depend on third party service providers to perform various business processes related to our operations, including mortgage loan servicers and sub-servicers. Our vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. These procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

Compliance, Regulatory and Legal Risk Management
Our business is organized as a REIT, and we seek to continue to meet the requirements for taxation as a REIT. The determination that we are a REIT requires an analysis of various factual matters and circumstances. Accordingly, we closely monitor our REIT status within our risk management program. We also regularly assess our risk management in respect of our regulated and licensed subsidiaries, which include our registered broker-dealer subsidiary Arcola, our subsidiary that is registered with the SEC as an investment adviser under the Investment Advisers Act and our subsidiary that operates as a licensed mortgage aggregator and master servicer.
The financial services industry is highly regulated and receives significant attention from regulators, which may impact both our company as well as our business strategy. Our investments in residential whole loans and MSR require us to comply with applicable state and federal laws and regulations, and maintain appropriate governmental licenses, approvals and exemptions. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us. Our risk management framework is designed to identify, measure and monitor these risks under the oversight of the ERC.

We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. The determination that we qualify for this

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

MSR
Fair value estimates for our investment in MSR are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
providers and uses them as a point of comparison to modeled values. The valuation of MSR requires significant judgment by management and the third party pricing providers.
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

Revenue Recognition
Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. To aid in determining projected lives of the securities, we use third party model and market information to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (i.e., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty. Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. Gains or losses on sales of Residential Securities are recorded on trade date based on the specific identification method.

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

Capital Ratio (GAAP Capital Ratio)
Calculated as total stockholders’ equity divided by total assets.

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

E

Earnings available for distribution (“EAD”) and Earnings available for distribution Per Average Common Share
Earnings available for distribution is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSR, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Earnings available for distribution per average common share is calculated by dividing earnings available for distribution by average basic common shares for the period.

This metric was previously labeled Core Earnings (excluding PAA) and Core Earnings (excluding PAA) Per Average Common Share). The definition of EAD is identical to the definition of Core Earnings (excluding PAA) from prior reporting periods.

Economic Capital
A measure of the risk a firm is subject to.  It is the amount of capital a firm needs as a buffer to protect against risk.  It is a probabilistic measure of potential future losses at a given confidence level over a given time horizon.

Economic Capital Ratio
Non-GAAP financial measure that is calculated as total stockholders’ equity divided by total economic assets. Total economic assets includes the implied market value of TBA derivatives and are net of debt issued by securitization vehicles.

Economic Interest Expense
Non-GAAP financial measure that is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Non-GAAP financial measure that is calculated as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing (excluding certain non-recourse credit facilities). Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued, and mortgages payable are non-recourse to us and are excluded from this measure.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Interests in MSR
Represents agreements to purchase all, or a component of, net servicing cash flows.

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

Leverage Ratio (GAAP Leverage Ratio or Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and mortgages payable. Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, participations issued and mortgages payable are non-recourse to us.

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

Long-Term CPR
Our projected prepayment speeds for certain Agency mortgage-backed securities using third party model and market information. Our prepayment speed projections incorporate underlying loan characteristics (e.g., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts.  Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results.

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

Mortgage Servicing Rights (“MSR”)
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

Primary Market
Market for offers or sales of new bonds by the issuer.

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

T

Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, CRT securities, MSR, non-Agency mortgage-backed securities, residential mortgage loans, commercial real estate investments, and corporate debt.

Tangible Economic Return
Refers to the Company’s change in tangible book value (calculated by summing common stock, additional paid-in capital, accumulated other comprehensive income (loss) and accumulated deficit less intangible assets) plus dividends declared divided by the prior period’s tangible book value.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At June 30, 2021, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factor relating to the announced sale of the CRE business disclosed in Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2021, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021. No shares were repurchased with respect to this share repurchase program during the quarter ended June 30, 2021. As of June 30, 2021, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

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

101.INS XBRL	The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2021 (Unaudited) and December 31, 2020 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2020); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements (Unaudited).
101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, State of New York.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 5, 2021	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated:	August 5, 2021	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer)

II-1