Form 10-Q
period 2021-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2021-11-05
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2021
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

The number of shares of the registrant’s Common Stock outstanding on October 22, 2021 was 1,450,120,688.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2021 (Unaudited) and December 31, 2020 (Derived from the audited consolidated financial statements at December 31, 2020)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2021 and 2020	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	9
Note 5. Securities	10
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	22
Note 8. Variable Interest Entities	23
Note 9. Sale of Commercial Real Estate Business	26
Note 10. Derivative Instruments	28
Note 11. Fair Value Measurements	34
Note 12. Goodwill and Intangible Assets	37
Note 13. Secured Financing	38
Note 14. Capital Stock	39
Note 15. Interest Income and Interest Expense	41
Note 16. Net Income (Loss) per Common Share	42
Note 17. Income Taxes	42
Note 18. Risk Management	43
Note 19. Related Party Transactions	44
Note 20. Lease Commitments and Contingencies	44
Note 21. Arcola Regulatory Requirements	45
Note 22. Subsequent Events	45
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
Special Note Regarding Forward-Looking Statements	47
Overview	49
Business Environment and COVID-19	49
Results of Operations	51
Financial Condition	66
Capital Management	70
Risk Management	71
Critical Accounting Policies and Estimates	81
Glossary of Terms	83
Item 3. Quantitative and Qualitative Disclosures about Market Risk	92
Item 4. Controls and Procedures	92
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	93
Item 1A. Risk Factors	93
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	93
Item 5. Other Information	93
Item 6. Exhibits	93
SIGNATURES	95

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2021	2020 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $896,255 and $1,137,809, respectively) (2)	$1,046,300	$1,243,703
Securities (includes pledged assets of $57,950,911 and $67,471,074, respectively) (3)	65,622,352	75,652,396
Loans, net (includes pledged assets of $2,267,661 and $2,231,035, respectively) (4)	3,580,521	3,083,821
Mortgage servicing rights (includes pledged assets of $0 and $5,541, respectively) (5)	572,259	100,895
Interests in MSR	57,530	—
Assets transferred or pledged to securitization vehicles	4,738,481	6,910,020
Real estate, net	—	656,314
Assets of disposal group held for sale (includes pledged assets of $52,684 and $0, respectively)	238,042	—
Derivative assets	331,395	171,134
Receivable for unsettled trades	42,482	15,912
Principal and interest receivable	234,810	268,073
Goodwill and intangible assets, net	25,371	127,341
Other assets	172,890	225,494
Total assets	$76,662,433	$88,455,103
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$55,475,420	$64,825,239
Other secured financing	729,555	917,876
Debt issued by securitization vehicles	3,935,410	5,652,982
Participations issued	641,006	39,198
Mortgages payable	—	426,256
Liabilities of disposal group held for sale	159,508	—
Derivative liabilities	912,134	1,033,345
Payable for unsettled trades	571,540	884,069
Interest payable	109,586	191,116
Dividends payable	318,986	307,613
Other liabilities	91,421	155,613
Total liabilities	62,944,566	74,433,307
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 and 85,150,000 authorized, respectively, 63,500,000 issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 and 2,914,850,000 authorized, respectively, 1,449,935,017 and 1,398,240,618 issued and outstanding, respectively	14,499	13,982
Additional paid-in capital	20,228,366	19,750,818
Accumulated other comprehensive income (loss)	1,638,638	3,374,335
Accumulated deficit	(9,720,270)	(10,667,388)
Total stockholders’ equity	13,697,802	14,008,316
Noncontrolling interests	20,065	13,480
Total equity	13,717,867	14,021,796
Total liabilities and equity	$76,662,433	$88,455,103

(1)Derived from the audited consolidated financial statements at December 31, 2020.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $11.0 million and $22.2 million at September 30, 2021 and December 31, 2020, respectively.
(3)Excludes $46.4 million and $81.5 million at September 30, 2021 and December 31, 2020, respectively, of Agency mortgage-backed securities, $245.8 million and $576.6 million at September 30, 2021 and December 31, 2020, respectively, of non-Agency mortgage-backed securities and $0 and $391.0 million at September 30, 2021 and December 31, 2020, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $3.7 million and $47.0 million of residential mortgage loans held for sale at September 30, 2021 and December 31, 2020, respectively, and $2.1 million and $0 of corporate loans held for sale at September 30, 2021 and December 31, 2020, respectively.

(5)Includes $86.2 million and $0 million of mortgage servicing rights held for sale at September 30, 2021 and December 31, 2020.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income
Interest income	$412,972	$562,443	$1,560,256	$1,702,281
Interest expense	50,438	115,126	187,458	804,631
Net interest income	362,534	447,317	1,372,798	897,650
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(54,411)	(62,529)	(217,245)	(141,070)
Realized gains (losses) on termination or maturity of interest rate swaps	(1,196,417)	(427)	(1,196,417)	(1,919,720)
Unrealized gains (losses) on interest rate swaps	1,380,946	170,327	2,012,141	(1,162,768)
Subtotal	130,118	107,371	598,479	(3,223,558)
Net gains (losses) on disposal of investments and other	12,002	198,888	(37,561)	652,150
Net gains (losses) on other derivatives and financial instruments	(45,168)	169,316	73,892	546,658
Net unrealized gains (losses) on instruments measured at fair value through earnings	90,817	121,255	198,992	(354,133)
Loan loss (provision) reversal	6,134	21,993	145,260	(146,084)
Business divestiture-related gains (losses)	(14,009)	—	(262,045)	—
Subtotal	49,776	511,452	118,538	698,591
Total realized and unrealized gains (losses)	179,894	618,823	717,017	(2,524,967)
Other income (loss)	16,221	3,714	31,364	23,204
General and administrative expenses
Compensation and management fee	27,859	29,196	91,390	107,057
Other general and administrative expenses	16,023	15,391	53,923	72,165
Total general and administrative expenses	43,882	44,587	145,313	179,222
Income (loss) before income taxes	514,767	1,025,267	1,975,866	(1,783,335)
Income taxes	(6,767)	9,719	(1,954)	(14,928)
Net income (loss)	521,534	1,015,548	1,977,820	(1,768,407)
Net income (loss) attributable to noncontrolling interests	2,290	(126)	3,405	(28)
Net income (loss) attributable to Annaly	519,244	1,015,674	1,974,415	(1,768,379)
Dividends on preferred stock	26,883	35,509	80,649	106,527
Net income (loss) available (related) to common stockholders	$492,361	$980,165	$1,893,766	$(1,874,906)
Net income (loss) per share available (related) to common stockholders
Basic	$0.34	$0.70	$1.34	$(1.32)
Diluted	$0.34	$0.70	$1.33	$(1.32)
Weighted average number of common shares outstanding
Basic	1,445,315,914	1,404,202,695	1,418,424,208	1,419,645,475
Diluted	1,446,357,867	1,404,368,300	1,419,502,205	1,419,645,475
Other comprehensive income (loss)
Net income (loss)	$521,534	$1,015,548	$1,977,820	$(1,768,407)
Unrealized gains (losses) on available-for-sale securities	(113,451)	(140,671)	(1,733,919)	2,220,271
Reclassification adjustment for net (gains) losses included in net income (loss)	(28,186)	(112,347)	(1,778)	(769,406)
Other comprehensive income (loss)	(141,637)	(253,018)	(1,735,697)	1,450,865
Comprehensive income (loss)	379,897	762,530	242,123	(317,542)
Comprehensive income (loss) attributable to noncontrolling interests	2,290	(126)	3,405	(28)
Comprehensive income (loss) attributable to Annaly	377,607	762,656	238,718	(317,514)
Dividends on preferred stock	26,883	35,509	80,649	106,527
Comprehensive income (loss) attributable to common stockholders	$350,724	$727,147	$158,069	$(424,041)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2021	2020	2021	2020
Preferred stock
Beginning of period	$1,536,569	$1,982,026	$1,536,569	$1,982,026
End of period	$1,536,569	$1,982,026	$1,536,569	$1,982,026
Common stock
Beginning of period	$14,442	$14,077	$13,982	$14,301
Issuance	55	—	511	—
Buyback of common stock	—	(49)	—	(277)
Stock-based award activity	2	—	6	3
Direct purchase and dividend reinvestment	—	1	—	2
End of period	$14,499	$14,029	$14,499	$14,029
Additional paid-in capital
Beginning of period	$20,178,692	$19,827,216	$19,750,818	$19,966,923
Issuance	48,853	—	468,823	(93)
Buyback of common stock	—	(31,363)	—	(174,799)
Stock-based award activity	821	1,510	8,725	4,928
Direct purchase and dividend reinvestment	—	669	—	1,073
End of period	$20,228,366	$19,798,032	$20,228,366	$19,798,032
Accumulated other comprehensive income (loss)
Beginning of period	$1,780,275	$3,842,074	$3,374,335	$2,138,191
Unrealized gains (losses) on available-for-sale securities	(113,451)	(140,671)	(1,733,919)	2,220,271
Reclassification adjustment for net gains (losses) included in net income (loss)	(28,186)	(112,347)	(1,778)	(769,406)
End of period	$1,638,638	$3,589,056	$1,638,638	$3,589,056
Accumulated deficit
Beginning of period - unadjusted	$(9,892,863)	$(11,871,927)	$(10,667,388)	$(8,309,424)
Cumulative effect of change in accounting principle for credit losses	—	—	—	(39,641)
Beginning of period - adjusted	(9,892,863)	(11,871,927)	(10,667,388)	(8,349,065)
Net income (loss) attributable to Annaly	519,244	1,015,674	1,974,415	(1,768,379)
Dividends declared on preferred stock (1)	(26,883)	(35,509)	(80,649)	(106,527)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(319,768)	(309,175)	(946,648)	(976,966)
End of period	$(9,720,270)	$(11,200,937)	$(9,720,270)	$(11,200,937)
Total stockholder’s equity	$13,697,802	$14,182,206	$13,697,802	$14,182,206
Noncontrolling interests
Beginning of period	$22,061	$4,137	$13,480	$4,327
Net income (loss) attributable to noncontrolling interests	2,290	(126)	3,405	(28)
Equity contributions from (distributions to) noncontrolling interests	(4,286)	8,455	3,180	8,167
End of period	$20,065	$12,466	$20,065	$12,466
Total equity	$13,717,867	$14,194,672	$13,717,867	$14,194,672

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)
	For The Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,977,820	$(1,768,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	555,659	1,130,285
Amortization of securitized debt premiums and discounts and deferred financing costs	(4,129)	(7,263)
Depreciation, amortization and other noncash expenses	21,084	28,181
Net (gains) losses on disposal of investments and other	37,561	(652,150)
Net (gains) losses on investments and derivatives	(1,088,608)	2,889,963
Net (gains) losses on business divestitures	262,045	—
Income from unconsolidated joint ventures	5,889	(2,596)
Loan loss provision (reversal)	(145,260)	146,084
Payments on purchases of loans held for sale	(51,403)	(120,855)
Proceeds from sales and repayments of loans held for sale	88,050	139,672
Net receipts (payments) on derivatives	608,184	(2,210,881)
Net change in
Other assets	22,441	291,745
Interest receivable	34,881	148,165
Interest payable	(81,183)	(320,997)
Other liabilities	(27,750)	(30,769)
Net cash provided by (used in) operating activities	2,215,281	(339,823)
Cash flows from investing activities
Payments on purchases of securities	(18,334,872)	(24,970,238)
Proceeds from sales of securities	11,146,996	50,295,038
Principal payments on securities	14,638,456	14,392,160
Payments on purchases and origination of loans	(4,710,425)	(1,658,578)
Proceeds from sales of loans	879,147	583,040
Principal payments on loans	2,016,373	1,558,859
Payments on purchases of MSR	(416,149)	—
Proceeds from sales of MSR	376	—
Payments on purchases of interests in MSR	(53,034)	—
Investments in real estate	(1,815)	(6,123)
Proceeds from sales of real estate	53,910	—
Proceeds from reverse repurchase agreements	15,184,313	46,100,000
Payments on reverse repurchase agreements	(15,184,313)	(46,100,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	290	6,641
Proceeds from sale of equity securities	6,957	—
Cash acquired in asset acquisition	—	1,047
Net proceeds from business divestiture	1,118,100	—
Net cash provided by (used in) investing activities	6,344,310	40,201,846
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,702,497,310	2,353,694,509
Payments on repurchase agreements and other secured financing	(1,712,035,449)	(2,394,417,060)
Proceeds from issuances of securitized debt	2,005,080	2,385,374
Principal payments on securitized debt	(1,270,367)	(860,306)
Payment of deferred financing cost	—	(553)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	469,334	1,075
Proceeds from participations issued	1,036,800	—
Payments on repurchases of participations issued	(434,873)	—
Principal payments on participations issued	(10,420)	—
Net principal receipts (payments) on mortgages payable	(1,019)	22,550
Net contributions (distributions) from (to) noncontrolling interests	3,180	8,167
Net payment on share repurchase	—	(175,076)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(2,773)	—
Dividends paid	(1,013,797)	(1,131,450)
Net cash provided by (used in) financing activities	(8,756,994)	(40,472,770)
Net (decrease) increase in cash and cash equivalents	$(197,403)	$(610,747)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,243,703	1,850,729
Cash and cash equivalents including cash pledged as collateral, end of period	$1,046,300	$1,239,982
Supplemental disclosure of cash flow information
Interest received	$2,107,854	$2,926,598
Dividends received	$51	$4,485
Interest paid (excluding interest paid on interest rate swaps)	$228,875	$1,050,203
Net interest paid on interest rate swaps	$258,061	$290,277
Taxes received (paid)	$780	$1,551
Noncash investing and financing activities
Receivable for unsettled trades	$42,482	$54,200
Payable for unsettled trades	$571,540	$1,176,001
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(1,735,697)	$1,450,865
Dividends declared, not yet paid	$318,986	$308,644
Derecognition of assets of consolidated VIEs	$3,052,280	$1,222,221
Derecognition of securitized debt of consolidated VIEs	$2,496,118	$1,141,311
Derecognition of mortage payable of consolidated VIEs	$314,485	$—

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
The Company is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). Prior to the closing of the Internalization (as defined in the “Related Party Transactions” Note) on June 30, 2020, the Company was externally managed by Annaly Management Company LLC (the “Former Manager”).
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
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. During the three months ended September 30, 2021, the platform and the significant majority of the assets were transferred with remaining assets expected to be transferred by the end of the year subject to regulatory approvals. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.

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
Beginning with the quarter ended June 30, 2021, the Company began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation. Other general and administrative expenses for the three months ended March 31, 2021 decreased by $1.8 million and for the three and nine months ended September 30, 2020 decreased by $4.2 million and $14.9 million, respectively, and Other income (loss) decreased by the same amounts for the three months ended March 31, 2021 and the three and nine months ended September 30, 2020, respectively.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $0.9 billion and $1.1 billion at September 30, 2021 and December 31, 2020, respectively.
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
Offsetting Assets and Liabilities - The Company elected to present all derivative instruments on a gross basis as discussed in the “Derivative Instruments” Note. Reverse repurchase and repurchase agreements are presented net in the Consolidated Statements of Financial Condition if they meet the offsetting criteria. Please see below and refer to the “Secured Financing” Note for further discussion on reverse repurchase and repurchase agreements.
Derivative Instruments – Derivatives are recognized as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives and financial instruments with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes. Refer to the “Derivative Instruments” Note for further discussion.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2021 and December 31, 2020.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2021	December 31, 2020
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$62,223,417	$73,562,972
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	594,662	504,087
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	787,235	532,403
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,747,932	972,192
Securities	Commercial real estate debt investments - CMBS(4)	Fair value, with unrealized gains (losses) through other comprehensive income	—	31,603
Securities	Commercial real estate debt investments - CMBS (4)(5)	Fair value, with unrealized gains (losses) through earnings	265,000	45,254
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	4,106	3,885
Total securities			65,622,352	75,652,396
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,686,268	345,810
Loans, net	Residential mortgage loan warehouse facility	Fair value, with unrealized gains (losses) through earnings	1,431	—
Loans, net	Commercial real estate debt and preferred equity, held for investment (4)	Amortized cost	—	498,081
Loans, net	Corporate debt, held for investment	Amortized cost	1,890,709	2,239,930
Loans, net	Corporate debt, held for sale	Lower of amortized cost or fair value	2,113	—
Total loans, net			3,580,521	3,083,821
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	57,530	—
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	597,923	620,347
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	4,140,558	3,249,251
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans (4)	Fair value, with unrealized gains (losses) through earnings	—	2,166,073
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans (4)	Amortized cost	—	874,349
Total assets transferred or pledged to securitization vehicles			4,738,481	6,910,020
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	55,475,420	64,825,239
Other secured financing	Loans	Amortized cost	729,555	917,876
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	3,935,410	5,652,982
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	641,006	39,198
Mortgages payable	Loans (6)	Amortized cost	—	426,256
(1) Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost. Interests in MSR are considered financial assets whereas directly held MSR are servicing assets or obligations.
(2) Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.
(3) Includes interest-only securities and reverse mortgages.
(4) Excludes Assets of disposal group held for sale at September 30, 2021.
(5) Includes single-asset / single-borrower CMBS.
(6) Excludes Liabilities of disposal group held for sale at September 30, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Transactions for regular-way securities are recorded on trade date, including to-be-announced securities (“TBA securities”) that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). For the nine months ended September 30, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that it intends to sell. There was no impairment recognized for the three and nine months ended September 30, 2020.
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
Agency mortgage-backed securities may include forward contracts for Agency mortgage-backed securities purchases or sales of a generic pool, on a to-be-announced basis. TBA securities without intent to accept delivery (“TBA derivatives”) are accounted for as derivatives as discussed in the “Derivative Instruments” Note.
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
Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities (“CMBS”) are classified as available-for-sale and reported at fair value with any credit loss recognized through an allowance for credit losses and any other unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates its Commercial Securities for impairment at least quarterly. The Company elected the fair value option for all other Commercial Securities, including conduit and credit CMBS, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings. As of September 30, 2021, CMBS included in the announced sale of the Company’s CRE business are reported in Assets of disposal group held for sale and Securities, respectively, in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the nine months ended September 30, 2021:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$74,067,059	$1,504,595	$80,742	$75,652,396
Purchases	16,066,339	1,669,148	265,006	18,000,493
Sales and transfers (1)	(10,961,428)	(102,216)	(78,770)	(11,142,414)
Principal paydowns	(14,083,553)	(555,460)	—	(14,639,013)
(Amortization) / accretion	(542,125)	820	292	(541,013)
Fair value adjustment	(1,728,213)	18,280	1,836	(1,708,097)
Ending balance September 30, 2021	$62,818,079	$2,535,167	$269,106	$65,622,352

(1) Includes transfers to assets of disposal group held for sale.
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that were carried at their fair value at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$55,667,603	$3,107,102	$(19,552)	$58,755,153	$1,815,792	$(272,823)	$60,298,122
Adjustable-rate pass-through	331,164	1,644	(2,991)	329,817	19,204	—	349,021
CMO	120,598	1,906	—	122,504	6,740	—	129,244
Interest-only	2,091,601	482,544	—	482,544	919	(153,522)	329,941
Multifamily(1)	4,435,186	243,588	(979)	1,668,149	23,448	(21,125)	1,670,472
Reverse mortgages	38,452	3,721	—	42,173	—	(894)	41,279
Total agency securities	$62,684,604	$3,840,505	$(23,522)	$61,400,340	$1,866,103	$(448,364)	$62,818,079
Residential credit
Credit risk transfer (2)	$780,039	$6,639	$(1,593)	$776,784	$11,598	$(1,147)	$787,235
Alt-A	66,805	31	(16,879)	49,957	3,584	—	53,541
Prime (3)	343,013	10,197	(15,226)	269,586	12,191	(2,040)	279,737
Subprime	183,962	403	(16,984)	167,381	9,340	(285)	176,436
NPL/RPL	1,130,807	1,107	(2,126)	1,129,788	7,700	(357)	1,137,131
Prime jumbo (>=2010 vintage) (4)	252,011	6,105	(5,844)	101,283	4,663	(4,859)	101,087
Total residential credit securities	$2,756,637	$24,482	$(58,652)	$2,494,779	$49,076	$(8,688)	$2,535,167
Total Residential Securities	$65,441,241	$3,864,987	$(82,174)	$63,895,119	$1,915,179	$(457,052)	$65,353,246
Commercial
Commercial Securities	$269,000	$6	$(103)	$268,903	$209	$(6)	$269,106
Total securities	$65,710,241	$3,864,993	$(82,277)	$64,164,022	$1,915,388	$(457,058)	$65,622,352

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	December 31, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,800,235	$3,325,020	$(22,143)	$68,103,112	$3,200,542	$(1,076)	$71,302,578
Adjustable-rate pass-through	455,675	2,869	(3,369)	455,175	22,341	—	477,516
CMO	139,664	2,177	—	141,841	7,926	—	149,767
Interest-only	2,790,537	564,297	—	564,297	3,513	(145,901)	421,909
Multifamily (1)	1,910,384	50,148	(1,057)	1,604,913	59,548	(954)	1,663,507
Reverse mortgages	47,585	4,183	—	51,768	252	(238)	51,782
Total agency investments	$70,144,080	$3,948,694	$(26,569)	$70,921,106	$3,294,122	$(148,169)	$74,067,059
Residential credit
Credit risk transfer (2)	$544,780	$7,324	$(2,430)	$538,941	$3,062	$(9,600)	$532,403
Alt-A	93,001	51	(17,368)	75,684	4,644	—	80,328
Prime (3)	372,539	7,008	(15,999)	168,861	14,607	(719)	182,749
Subprime	197,779	584	(18,181)	180,182	8,312	(61)	188,433
NPL/RPL	475,108	821	(2,416)	473,513	3,782	(1,448)	475,847
Prime jumbo (>=2010 vintage) (4)	336,320	7,010	(5,300)	46,406	3,680	(5,251)	44,835
Total residential credit securities	$2,019,527	$22,798	$(61,694)	$1,483,587	$38,087	$(17,079)	$1,504,595
Total Residential Securities	$72,163,607	$3,971,492	$(88,263)	$72,404,693	$3,332,209	$(165,248)	$75,571,654
Commercial
Commercial Securities	$89,858	$—	$(7,471)	$82,387	$54	$(1,699)	$80,742
Total securities	$72,253,465	$3,971,492	$(95,734)	$72,487,080	$3,332,263	$(166,947)	$75,652,396

(1) Principal/Notional amount includes $3.0 billion and $354.6 million of Agency Multifamily interest-only securities as of September 30, 2021 and December 31, 2020, respectively.
(2) Principal/Notional amount includes $8.3 million and $10.7 million of a CRT interest-only security as of September 30, 2021 and December 31, 2020, respectively.
(3) Principal/Notional amount includes $68.4 million and $194.7 million of Prime interest-only securities as of September 30, 2021 and December 31, 2020, respectively.
(4) Principal/Notional amount includes $151.0 million and $291.6 million of Prime Jumbo interest-only securities as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Investment Type	(dollars in thousands)
Fannie Mae	$49,315,620	$56,218,033
Freddie Mac	12,230,337	17,735,041
Ginnie Mae	1,272,122	113,985
Total	$62,818,079	$74,067,059

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at September 30, 2021 and December 31, 2020, according to their estimated weighted average life classifications:

	September 30, 2021		December 31, 2020
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$321,612	$319,986	$110,203	$109,540
Greater than one year through five years	16,777,839	16,217,155	45,643,138	43,404,877
Greater than five years through ten years	46,915,780	46,011,641	28,509,058	27,610,923
Greater than ten years	1,338,015	1,346,337	1,309,255	1,279,353
Total	$65,353,246	$63,895,119	$75,571,654	$72,404,693

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The estimated weighted average lives of the Residential Securities at September 30, 2021 and December 31, 2020 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020.

	September 30, 2021			December 31, 2020
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$19,701,354	$(292,136)	409	$777,586	$(2,030)	30
12 Months or more	4,640	(136)	2	—	—	—
Total	$19,705,994	$(292,272)	411	$777,586	$(2,030)	30

(1) Excludes interest-only mortgage-backed securities and reverse mortgages.

The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities have an actual or implied credit rating that is the same as that of the U.S. government. The investments are not considered to be impaired because the Company currently has the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases, which may be maturity.
During the three and nine months ended September 30, 2021, the Company disposed of $4.8 billion and $11.1 billion of Residential Securities, respectively. During the three and nine months ended September 30, 2020, the Company disposed of $2.8 billion and $50.2 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2021 and 2020.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2021	$30,368	$(3,636)	$26,732
September 30, 2020	$117,373	$(13,440)	$103,933
For the nine months ended
September 30, 2021	$87,499	$(86,657)	$842
September 30, 2020	$929,010	$(297,934)	$631,076

6. LOANS

The Company invests in residential and corporate loans. Loans are classified as either held for investment or held for sale. Loans are eligible to be accounted for under the fair value option. If loans are elected under the fair value option, they are carried at fair value with changes in fair value recognized in earnings. Otherwise, loans held for investment are carried at cost less impairment and loans held for sale are accounted for at the lower of cost or fair value.

Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of September 30, 2021 and December 31, 2020, the Company reported $1.7 billion and $345.8 million, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $3.7 million and $47.0 million at September 30, 2021 and December 31, 2020, respectively.

Allowance for Losses – The Company evaluates the need for a loss reserve on each of its loans classified as held for investment where the fair value option is not elected. Allowance for loan losses are written off in the period the loans are deemed uncollectible.
Given the unique nature of each underlying borrower and any collateral, the Company assesses an allowance for each individual loan held for investment. A provision is established at origination or acquisition that reflects management’s estimate

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
of the total expected credit loss over the expected life of the loan. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology (“Loss Given Default methodology”), which considers projected economic conditions over the reasonable and supportable forecast period. The forecast incorporates primarily market-based assumptions including, but not limited to, forward interest rate curves, unemployment rate estimates and certain indexes sourced from third party vendors. For any remaining period of the expected life of the loan after the reasonable and supportable period, the Company reverts to historical losses on a straight-line basis. Management uses third party vendors’ loan pool data for loans with similar risk characteristics to estimate historical losses given the limited loss history of the Company’s loan portfolio. Changes in the lifetime expected credit loss are reflected in Loan loss (provision) reversal in the Consolidated Statements of Comprehensive Income (Loss).
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
The Company recorded net loan loss (provisions) reversals of $6.1 million and $145.3 million for the three and nine months ended September 30, 2021, respectively. The Company recorded net loan loss (provisions) reversals of $22.0 million and ($146.1) million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company’s loan loss allowance was $27.7 million and $169.5 million, respectively.
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the nine months ended September 30, 2021:

	Residential	Commercial	Corporate Debt	Corporate Debt Held for Sale (1)	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$345,810	$498,081	$2,239,930	$—	$3,083,821
Purchases / originations	3,597,844	126,722	1,055,048	468,483	5,248,097
Sales and transfers (2)	(2,206,190)	(608,202)	(879,622)	(466,370)	(4,160,384)
Principal payments	(43,690)	(84,929)	(546,631)	—	(675,250)
Gains / (losses) (3)	(784)	67,784	11,826	—	78,826
(Amortization) / accretion	(6,722)	544	10,158	—	3,980
Ending balance September 30, 2021	$1,686,268	$—	$1,890,709	$2,113	$3,579,090

(1) Represents loans the Company originated during the three months ended June 30, 2021 and subsequently syndicated and closed. At September 30, 2021, loans held for sale were carried at the lower of cost or fair value.
(2) Includes securitizations, syndications, transfers to securitization vehicles and commercial loan transfers to assets of disposal group held for sale. Includes transfer of residential loans to securitization vehicles with a carrying value of $2.0 billion during the nine months ended September 30, 2021.
(3) Includes loan loss allowances.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$5,826,826	$3,595,061
Unpaid principal balance	$5,602,342	$3,482,865

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Interest income	$45,799	$42,508	$121,871	$132,937
Net gains (losses) on disposal of investments and other	(7,154)	(4,638)	(34,095)	(22,014)
Net unrealized gains (losses) on instruments measured at fair value through earnings	12,525	77,837	49,436	(4,381)
Total included in net income (loss)	$51,170	$115,707	$137,212	$106,542

The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2021 and December 31, 2020 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2021		December 31, 2020
Property location	% of Balance	Property location	% of Balance
California	51.3%	California	48.9%
New York	10.7%	New York	14.0%
Florida	6.4%	Florida	6.0%
All other (none individually greater than 5%)	31.6%	All other (none individually greater than 5%)	31.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2021 and December 31, 2020:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2021		December 31, 2020
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,382	$517	$1 - $3,448	$473
Interest rate	0.50% - 9.24%	4.25%	0.50% - 9.24%	4.89%
Maturity	7/1/2029 - 10/1/2061	6/5/2050	7/1/2029 - 1/1/2061	4/17/2046
FICO score at loan origination	604 - 829	761	505 - 829	755
Loan-to-value ratio at loan origination	8% - 103%	66%	8% - 104%	67%
At September 30, 2021 and December 31, 2020, approximately 22% and 37%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
During the three months ended September 30, 2021, the Company participated in an arrangement that provided a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At September 30, 2021, the fair value and carrying value of this warehouse facility was approximately $1.4 million and is reported as Loans, net in the Consolidated Statements of Financial Condition. As of September 30, 2021, the lending facility was not on nonaccrual status nor past due.

Commercial
As of September 30, 2021, commercial real estate loans are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. As of December 31, 2020, commercial real estate loans are reported in Loans, net in the Consolidated Statements of Financial Condition and classified as held for investment. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.
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
During the period the Company owns the assets, management generally reviews the most recent financial information and metrics derived therefrom produced by the borrower, which may include, but is not limited to, net operating income (“NOI”), debt service coverage ratios, property debt yields (net cash flow or NOI divided by the amount of outstanding indebtedness), loan per unit and rent rolls relating to each of the Company’s commercial real estate loans and preferred equity interests (“CRE Debt and Preferred Equity Investments”), and may consider other factors management deems important. Management also reviews market pricing to determine each borrower’s ability to refinance their respective assets at the maturity of each loan, economic trends (both macro and those affecting the property specifically), and the supply and demand of competing projects in the sub-market in which each subject property is located.  Management monitors the financial condition and operating results of its borrowers and continually assesses the future outlook of the borrower’s financial performance in light of industry developments, management changes and company-specific considerations.
The Company’s commercial loans are collateral-dependent and, as such, for loans experiencing credit deterioration, the Company is required to record an allowance for loans held for investment based upon the fair value of the underlying collateral if foreclosure is probable or if the practical expedient is elected. For the nine months ended September 30, 2021, the Company reversed the loan loss allowance resulting in a loan loss reversal on impaired commercial loans of $67.4 million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the three and nine months ended September 30, 2020, the Company recorded a loan loss (provision) reversal on impaired commercial loans of $0 and ($74.1) million, respectively, based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
For the nine months ended September 30, 2021, the Company reversed the loan loss allowance based upon its Loss Given Default methodology resulting in a loan loss reversal on commercial loans of $62.5 million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the three and nine months ended September 30, 2020, the Company recorded a net loan loss (provision) reversal of $4.9 million and ($57.4) million, respectively, based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020.
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

The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for sale at September 30, 2021 and held for investment at December 31, 2020:

September 30, 2021
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (2)	$373,925	$874,349	$124,156	$1,372,430
Originations & advances (principal)	127,481	69	644	128,194
Principal payments	(75,007)	(87,253)	(9,922)	(172,182)
Transfers and sales (3)	(436,408)	(797,116)	(171,794)	(1,405,318)
Net (increase) decrease in origination fees	(1,403)	—	—	(1,403)
Amortization of net origination fees	501	486	43	1,030
Allowance for loan losses
Beginning allowance	(10,911)	(62,149)	(56,873)	(129,933)
Current period (allowance) reversal	10,911	62,149	56,873	129,933
Ending allowance	—	—	—	—
Net carrying value (September 30, 2021)	$—	$52,684	$—	$52,684

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (2)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	206,090	—	12,374	218,464
Principal payments	(77,344)	(144,308)	(78)	(221,730)
Principal write off	—	—	(7,000)	(7,000)
Transfers (3)	(245,120)	142,621	(7,100)	(109,599)
Net (increase) decrease in origination fees	(1,055)	(653)	(80)	(1,788)
Realized gain	204	—	—	204
Amortization of net origination fees	2,371	2,460	187	5,018
Allowance for loan losses
Beginning allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,263)	(4,166)	(1,336)	(7,765)
Current period (allowance) reversal	(8,648)	(57,983)	(66,521)	(133,152)
Write offs	—	—	23,687	23,687
Ending allowance	(10,911)	(62,149)	(56,873)	(129,933)
Net carrying value (December 31, 2020)	$373,925	$874,349	$124,156	$1,372,430

(1) Represents assets of consolidated VIEs held for sale at September 30, 2021. (2) Excludes loan loss allowances. (3) Includes transfers to securitization vehicles.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Management assesses each loan at least quarterly and assigns an internal risk rating based on its evaluation of the most recent financial information produced by the borrower and consideration of economic conditions. See below for a tabular disclosure of the amortized cost basis of the Company’s corporate debt held for investment by year of origination and internal risk rating.
There was no provision for loan loss recorded on corporate loans using a discounted cash flow methodology for the nine months ended September 30, 2021. For the three months ended September 30, 2020, the Company recorded a loan loss (provision) reversal of $5.4 million on impaired corporate loans using a discounted cash flow methodology with a principal balance and carrying value, net of allowances of $9.7 million and $9.6 million, respectively. For the nine months ended September 30, 2020, the Company recorded a net loan loss (provision) of ($4.5) million on impaired corporate loans using a discounted cash flow methodology with a principal balance and carrying value, net of allowances of $29.3 million and $21.9 million, respectively. During the nine months ended September 30, 2020, a loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off.
For the three and nine months ended September 30, 2021 the Company recorded a net loan loss (provision) reversal on corporate loans of $6.1 million and $11.8 million, respectively, based upon its Loss Given Default methodology. For the three and nine months ended September 30, 2020 the Company recorded a net loan loss (provision) reversal on corporate loans of $11.6 million and ($10.1) million, respectively, based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020.
At September 30, 2021 and December 31, 2020, the Company had unfunded corporate loan commitments of $221.7 million and $87.3 million, respectively. At September 30, 2021 and December 31, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $0.5 million and $0.7 million, respectively.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at September 30, 2021 and December 31, 2020 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	September 30, 2021	December 31, 2020
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$435,210	$483,142
Management & Public Relations Services	263,196	300,869
Industrial Inorganic Chemicals	156,483	156,391
Metal Cans & Shipping Containers	117,355	115,670
Public Warehousing & Storage	88,032	132,397
Surgical, Medical & Dental Instruments & Supplies	81,160	83,161
Electronic Components & Accessories	78,452	78,129
Offices & Clinics of Doctors of Medicine	61,243	104,781
Telephone Communications	58,881	58,450
Specialty Outpatient Facilities, not elsewhere classified	48,109	—
Research, Development & Testing Services	45,546	62,008
Insurance Agents, Brokers and Service	43,827	67,193
Electric Work	42,635	41,128
Engineering, Architectural, and Surveying	39,275	77,308
Miscellaneous Industrial and Commercial	33,074	77,163
Miscellaneous Equipment Rental & Leasing	32,332	49,587
Medical & Dental Laboratories	30,404	30,711
Schools & Educational Services, not elsewhere classified	29,186	29,040
Home Health Care Services	28,726	28,587
Metal Forgings & Stampings	27,449	27,523
Legal Services	26,392	26,399
Petroleum and Petroleum Products	21,471	33,890
Grocery Stores	19,632	22,895
Coating, Engraving and Allied Services	18,458	19,484
Chemicals & Allied Products	14,689	14,686
Mailing, Reproduction, Commercial Art and Photography and Stenographic	12,311	12,733
Machinery, Equipment & Supplies	11,370	12,096
Sanitary Services	10,743	—
Offices and Clinics of Other Health Practitioners	10,095	9,730
Miscellaneous Business Services	1,952	12,980
Drugs	1,756	12,942
Computer integrated systems design	1,265	—
Miscellaneous Food Preparations	—	58,857
Total	$1,890,709	$2,239,930

(1) All middle market lending positions are floating rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
First lien loans	$1,302,441	$1,489,125
Second lien loans	588,268	750,805
Total	$1,890,709	$2,239,930

The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at September 30, 2021 and December 31, 2020:

September 30, 2021
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (1)	$1,489,125	$750,805	$2,239,930
Originations & advances	988,568	66,480	1,055,048
Sales and transfers (2)	(795,932)	(83,690)	(879,622)
Principal payments	(388,928)	(157,703)	(546,631)
Amortization & accretion of (premium) discounts	7,078	3,080	10,158
Loan restructuring	—	—	—
Allowance for loan losses
Beginning allowance	(18,767)	(20,785)	(39,552)
Current period (allowance) reversal	2,530	9,296	11,826
Ending allowance	(16,237)	(11,489)	(27,726)
Net carrying value (September 30, 2021)	$1,302,441	$588,268	$1,890,709

December 31, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	834,211	227,433	1,061,644
Sales (2)	(273,887)	(79,203)	(353,090)
Principal payments	(444,759)	(132,000)	(576,759)
Amortization & accretion of (premium) discounts	8,374	3,832	12,206
Loan restructuring	(19,550)	2,818	(16,732)
Allowance for loan losses
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period (allowance) reversal	(12,510)	(1,919)	(14,429)
Write offs	11,893	—	11,893
Ending allowance	(18,767)	(20,785)	(39,552)
Net carrying value (December 31, 2020)	$1,489,125	$750,805	$2,239,930

(1) Excludes loan loss allowances. (2) Includes syndications and, for the period ended September 30, 2021 includes transfers to held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table provides the amortized cost basis of corporate debt held for investment as of September 30, 2021 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2021	2020	2019	2018	2017	2016	2015
(dollars in thousands)
1-5 / Performing	$1,728,548	$416,715	$363,377	$219,426	$545,882	$159,772	$23,376
6 / Performing - Closely Monitored	40,195	820	26,392	—	—	12,983	—	—
7 / Substandard	121,966	—	11,370	25,556	85,040	—	—	—
8 / Doubtful	—	—	—	—	—	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$1,890,709	$417,535	$401,139	$244,982	$630,922	$172,755	$23,376	$—

(1) The amortized cost basis excludes accrued interest and includes deferred fees on unfunded loans. As of September 30, 2021, the Company had $12.1 million of accrued interest receivable on corporate loans which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition and $2.1 million of deferred loan fees on unfunded loans, which is reported in Loans, net in the Consolidated Statements of Financial Condition.

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in entities that invest in MSR and Interests in MSR. Refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.
MSR represent the rights and obligations associated with servicing pools of residential mortgage loans. The Company and its subsidiaries do not originate or directly service residential mortgage loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSR. The Company generally intends to hold the MSR as investments and elected to account for all of its investments in MSR at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Servicing income, net of servicing expenses, is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss). At September 30, 2021, MSR with a fair value of approximately $86.2 million met the criteria to be classified as held for sale. The fair value of these MSR is the agreed upon sale price and the sale is expected to occur in the fourth quarter of 2021.

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

The following tables presents activity related to MSR and Interests in MSR for the three and nine months ended September 30, 2021 and 2020:

Mortgage Servicing Rights	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)
Fair value, beginning of period	$202,616	$227,400	$100,895	$378,078
Purchases (1)	312,327	—	411,309	—
Sales	—	—	(376)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	76,107	7,633	108,403	(99,220)
Other changes, including realization of expected cash flows	(18,791)	(27,048)	(47,972)	(70,873)
Fair value, end of period	$572,259	$207,985	$572,259	$207,985

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Interests in MSR	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(dollars in thousands)
Beginning balance	$49,035	$—
Purchases (1)	5,936	53,034
Gain (loss) included in net income	2,559	4,496
Ending balance September 30, 2021	$57,530	$57,530

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
For the three and nine months ended September 30, 2021, the Company recognized $14.9 million and $29.7 million, respectively, and for the three and nine months ended September 30, 2020, the Company recognized $15.1 million and $54.4 million, respectively, of net servicing income from MSR in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
For the three and nine months ended September 30, 2021, the Company recognized $2.7 million and $4.7 million, respectively, and for the three and nine months ended September 30, 2020, the Company did not recognize net income from Interests in MSR in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

8. VARIABLE INTEREST ENTITIES

At September 30, 2021, commercial trusts, commercial securitizations and the collateralized loan obligation are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
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
Residential Trusts
The Company consolidates a securitization trust, which is included in “Residential Trusts” in the tables below, that issued residential mortgage-backed securities that are collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owns the subordinate securities, and a subsidiary of the Company continues to be the master servicer. As such, the Company is deemed to be the primary beneficiary of the residential mortgage trust and consolidates the entity. The Company has elected the fair value option for the financial assets and liabilities of this VIE, but has not elected to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was $10.7 million and $23.0 million at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, a total of $10.7 million of bonds were held by third parties and the Company retained $12.1 million of mortgage-backed securities, which were eliminated in consolidation.

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

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511
OBX 2020-EXP2	July 2020	$489,352
OBX 2020-EXP3	September 2020	$514,609
OBX 2021-NQM1	March 2021	$257,135
OBX 2021-J1	April 2021	$353,840
OBX 2021-NQM2	June 2021	$376,004
OBX 2021-J2	July 2021	$382,483
OBX 2021-NQM3	August 2021	$356,474
OBX 2021-INV1	September 2021	$320,199

As of September 30, 2021, a total of $3.4 billion of bonds were held by third parties and the Company retained $678.4 million of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third party pricing services. The Company incurred $2.2 million and $2.8 million of costs during the three months ended September 30, 2021 and 2020, respectively, and $4.0 million and $7.1 million of costs during the nine months ended September 30, 2021 and 2020, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $3.3 billion at September 30, 2021.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2021, the borrowing limit on this facility was $675.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $595.4 million at September 30, 2021. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At September 30, 2021, the subsidiary had an intercompany receivable of $359.0 million, which eliminates upon consolidation and a secured financing of $359.0 million to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2021, the borrowing limit on this facility was $400.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $371.2 million at September 30, 2021, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At September 30, 2021, the subsidiary had a secured financing of $199.2 million to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of September 30, 2021, the borrowing limit on this facility was $400.0 million. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $301.7 million at September 30, 2021. As of September 30, 2021, the subsidiary had a secured financing of $171.4 million to the third party financial institution.
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

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.2 billion at September 30, 2021. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2021
	Residential Trusts	MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$11,046
Loans	—	3,726
Assets transferred or pledged to securitization vehicles	23,739	—
Mortgage servicing rights	—	90,979
Interests in MSR	—	57,530
Principal and interest receivable	156	—
Other assets	—	12,774
Total assets	$23,895	$176,055
Liabilities
Debt issued by securitization vehicles (non-recourse)	$10,717	$—
Payable for unsettled trades	—	2,152
Interest payable	25	—
Other liabilities	414	7,714
Total liabilities	$11,156	$9,866

December 31, 2020
	Residential Trusts	MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$22,241
Loans	—	47,048
Assets transferred or pledged to securitization vehicles	40,035	—
Mortgage servicing rights	—	100,895
Principal and interest receivable	226	—
Total assets	$40,261	$170,184
Liabilities
Debt issued by securitization vehicles (non-recourse)	$23,351	$—
Other secured financing	—	30,420
Payable for unsettled trades	—	3,076
Interest payable	55	—
Other liabilities	246	13,345
Total liabilities	$23,652	$46,841

The geographic concentrations of credit risk exceeding 5% of the total loan unpaid principal balances related to the Company’s VIEs, excluding the multifamily securitization, credit facility and OBX Trusts VIEs, at September 30, 2021 are as follows:

Securitized Loans at Fair Value Geographic Concentration of Credit Risk

Residential Trusts
Property Location	Principal Balance	% of Balance

California	$12,219	52.6%
Illinois	3,516	15.1%
Texas	2,456	10.6%
Other (1)	5,052	21.7%
Total	$23,243	100.0%

(1) No individual state greater than 5%.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Corporate Debt Funds
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the three and nine months ended September 30, 2021, the Company transferred $209.9 million and $284.9 million of loans for cash. The loan transfers were accounted for as sales.

Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of September 30, 2021 and December 31, 2020, the Company has issued participating interests in residential mortgage loans in the amount of $641.0 million and $39.2 million, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction includes equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also intends to sell nearly all of the remaining CRE business assets that are not included in the transaction with Slate. During the three months ended September 30, 2021, the majority of assets held for sale and the associated liabilities were transferred to Slate, with the remaining assets expected to be transferred by the end of the year subject to regulatory approvals. The pretax income (loss) of the CRE business was $5.9 million and ($24.8) million for the three and nine months ended September 30, 2021, respectively and $10.4 million and ($151.9) million for the three and nine months ended September 30, 2020, respectively. Certain employees who primarily supported the CRE business joined Slate in connection with the sale.

The carrying values of the major classes of assets and liabilities of the disposal group held for sale as of September 30, 2021 are presented in the table below:

September 30, 2021
(dollars in thousands)
Cash and cash equivalents	$2,772
Securities	8,016
Assets transferred or pledged to securitization vehicles	52,684
Real estate, net	142,381
Intangible assets, net	6,573
Other assets	25,616
Total assets of disposal group held for sale	$238,042

Mortgages payable	$113,362
Interest payable	347
Other liabilities	45,799
Total liabilities of disposal group held for sale	$159,508

Certain assets and liabilities of the disposal group held for sale are in VIEs that are consolidated by the Company because it is the primary beneficiary.
The remaining security in the disposal group held for sale is carried at fair value and is categorized in Level 2 of the fair value measurement hierarchy as the valuation is based upon quoted prices in active markets for similar assets. The remaining loan held for sale is reported as Assets pledged to securitization vehicles and is carried at lower of cost or fair value and as such that

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
loan required a valuation allowance of $28.4 million and had a nonrecurring fair value measurement of $52.7 million as of September 30, 2021. This nonrecurring fair value measurement is categorized as Level 3 of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value. The real estate held for sale is carried at lower of cost or fair value and was based upon the sale price and allocated to individual properties to determine if a valuation allowance was necessary.

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
Derivatives are recognized as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on other derivatives and financial instruments with the exception of interest rate swaps which are separately presented. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At September 30, 2021 and December 31, 2020, ($0.2) billion and $1.5 billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

The table below summarizes fair value information about our derivative assets and liabilities at September 30, 2021 and December 31, 2020:

Derivatives Instruments	September 30, 2021	December 31, 2020
Assets	(dollars in thousands)
Interest rate swaptions	$123,506	$74,470
TBA derivatives	1,776	96,109
Futures contracts	199,728	506
Purchase commitments	3,702	49
Credit derivatives (1)	2,683	—
Total derivative assets	$331,395	$171,134
Liabilities
Interest rate swaps	$754,248	$1,006,492
TBA derivatives	155,515	—
Futures contracts	108	19,413
Purchase commitments	2,263	—
Credit derivatives (1)	—	7,440
Total derivative liabilities	$912,134	$1,033,345

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $425.0 million and $504.0 million at September 30, 2021 and December 31, 2020, respectively, plus any coupon shortfalls on the underlying tranche. As of September 30, 2021 and December 31, 2020 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA to AA and AAA to A, respectively.

The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2021 and December 31, 2020:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$31,311,750	0.24%	0.06%	1.30
3 - 6 years	2,780,000	0.21%	0.06%	3.72
6 - 10 years	9,131,000	1.43%	0.10%	9.29
Greater than 10 years	1,556,000	3.83%	0.10%	19.74
Total / Weighted average	$44,778,750	0.60%	0.07%	3.72

December 31, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$23,680,150	0.27%	0.11%	1.96
3 - 6 years	3,600,000	0.18%	0.09%	4.21
6 - 10 years	5,565,500	1.40%	0.62%	7.76
Greater than 10 years	1,484,000	3.06%	0.36%	20.52
Total / Weighted average	$34,329,650	0.92%	0.37%	3.94

(1) As of September 30, 2021, 19%, 54% and 27% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2020, 17%, 72% and 11% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at September 30, 2021 and December 31, 2020.
(3) At September 30, 2021 and December 31, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table presents swaptions outstanding at September 30, 2021 and December 31, 2020.

September 30, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	1.87%	3M LIBOR	10.11	17.57
Long receive	$2,000,000	1.47%	3M LIBOR	11.20	14.45

December 31, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$8,050,000	1.27%	3M LIBOR	10.40	5.42
Long receive	$250,000	1.66%	3M LIBOR	10.02	0.13

The following table summarizes certain characteristics of the Company’s TBA derivatives at September 30, 2021 and December 31, 2020:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$23,201,000	$23,776,374	$23,622,635	$(153,739)

December 31, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,635,000	$20,277,088	$20,373,197	$96,109

The following table summarizes certain characteristics of the Company’s futures derivatives at September 30, 2021 and December 31, 2020:

September 30, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,067,000)	2.00
U.S. Treasury futures - 5 year	—	(3,274,000)	4.41
U.S. Treasury futures - 10 year and greater	—	(10,976,500)	7.17
Total	$—	$(15,317,500)	6.22

December 31, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	—	(1,240,000)	4.40
U.S. Treasury futures - 10 year and greater	—	(9,183,800)	6.90
Total	$—	$(10,423,800)	6.60

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$123,506	$—	$—	$123,506
TBA derivatives, at fair value	1,776	(1,659)	—	117
Futures contracts, at fair value	199,728	(108)	—	199,620
Purchase commitments	3,702	—	—	3,702
Credit derivatives	2,683	—	—	2,683
Liabilities
Interest rate swaps, at fair value	$754,248	$—	$(78,167)	$676,081
TBA derivatives, at fair value	155,515	(1,659)	(2,060)	151,796
Futures contracts, at fair value	108	(108)	—	—
Purchase commitments	2,263	—	—	2,263

December 31, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$74,470	$—	$—	$74,470
TBA derivatives, at fair value	96,109	—	—	96,109
Futures contracts, at fair value	506	(506)	—	—
Purchase commitments	49	—	—	49
Liabilities
Interest rate swaps, at fair value	$1,006,492	$—	$(108,757)	$897,735
Futures contracts, at fair value	19,413	(506)	(18,907)	—
Credit derivatives	7,440	—	(7,440)	—
The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the three months ended	(dollars in thousands)
September 30, 2021	$(54,411)	$(1,196,417)	$1,380,946
September 30, 2020	$(62,529)	$(427)	$170,327
For the nine months ended
September 30, 2021	$(217,245)	$(1,196,417)	$2,012,141
September 30, 2020	$(141,070)	$(1,919,720)	$(1,162,768)

The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended September 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$155,569	$(182,845)	$(27,276)
Net interest rate swaptions	(24,265)	(44,602)	(68,867)
Futures	(229,534)	279,293	49,759
Purchase commitments	—	920	920
Credit derivatives	2,616	(2,320)	296
Total			$(45,168)

Three Months Ended September 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$276,849	$(100,680)	$176,169
Net interest rate swaptions	(9,836)	3,263	(6,573)
Futures	(19,989)	10,337	(9,652)
Purchase commitments	—	(51)	(51)
Credit derivatives	1,531	7,892	9,423
Total			$169,316

Nine Months Ended September 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(122,275)	$(249,847)	$(372,122)
Net interest rate swaptions	(69,262)	28,528	(40,734)
Futures	250,013	218,527	468,540
Purchase commitments	—	1,389	1,389
Credit derivatives	7,024	8,634	15,658
Total			$72,731

Nine Months Ended September 30, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$798,459	$13,651	$812,110
Net interest rate swaptions	11,730	50,762	62,492
Futures	(299,220)	(350)	(299,570)
Purchase commitments	—	(1,194)	(1,194)
Credit derivatives	4,659	(31,839)	(27,180)
Total			$546,658

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
derivative instruments with the aforementioned features that are in a net liability position at September 30, 2021 was approximately $612.7 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

11. FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments and MSR that are accounted for at fair value. The fair value of a financial instrument and MSR is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Refer to the “Sale of Commercial Real Estate Business” Note for fair value measurements related to the assets and liabilities of the disposal group held for sale as of September 30, 2021.
GAAP requires classification of financial instruments and MSR into a three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure the financial instrument and MSR fall within different levels of the hierarchy, the categorization is based on the lowest priority input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value on the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:
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
The Company classifies its investments in MSR and Interests in MSR as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including discount rates, prepayment rates, delinquency levels and costs to service. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSR and Interests in MSR require significant judgment by management and the third party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis. There were no transfers between levels of the fair value hierarchy during the periods presented.

September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$62,818,079	$—	$62,818,079
Credit risk transfer securities	—	787,235	—	787,235
Non-Agency mortgage-backed securities	—	1,747,932	—	1,747,932
Commercial mortgage-backed securities	—	269,106	—	269,106
Loans
Residential mortgage loans	—	1,686,268	—	1,686,268
Residential mortgage loan warehouse facility	—	1,431	—	1,431
Mortgage servicing rights	—	—	572,259	572,259
Interests in MSR	—	—	57,530	57,530
Assets transferred or pledged to securitization vehicles	—	4,738,481	—	4,738,481
Derivative assets
Other derivatives	199,728	131,667	—	331,395
Total assets	$199,728	$72,180,199	$629,789	$73,009,716
Liabilities
Debt issued by securitization vehicles	—	3,935,410	—	3,935,410
Participations issued	—	641,006	—	641,006
Derivative liabilities
Interest rate swaps	—	754,248	—	754,248
Other derivatives	108	157,778	—	157,886
Total liabilities	$108	$5,488,442	$—	$5,488,550

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$74,067,059	$—	$74,067,059
Credit risk transfer securities	—	532,403	—	532,403
Non-Agency mortgage-backed securities	—	972,192	—	972,192
Commercial mortgage-backed securities	—	80,742	—	80,742
Loans
Residential mortgage loans	—	345,810	—	345,810
Mortgage servicing rights	—	—	100,895	100,895
Assets transferred or pledged to securitization vehicles	—	6,035,671	—	6,035,671
Derivative assets
Other derivatives	506	170,628	—	171,134
Total assets	$506	$82,204,505	$100,895	$82,305,906
Liabilities
Debt issued by securitization vehicles	$—	$5,652,982	$—	$5,652,982
Participations issued	—	39,198	—	39,198
Derivative liabilities
Interest rate swaps	—	1,006,492	—	1,006,492
Other derivatives	19,413	7,440	—	26,853
Total liabilities	$19,413	$6,706,112	$—	$6,725,525

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

September 30, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.0% - 12.6% (7.7%)	6.9% - 17.8% (9.0%)	0.9% - 1.4% (1.0%)	$92 - $103 ($98)
Interests in MSR	7.5% - 9.0% (7.9%)	5.1% - 15.9% (9.6%)	0.0% - 0.2% (0.1%)	$78 - $84 ($81)

December 31, 2020
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR consolidated with VIE	9.0% - 12.0% (9.4%)	19.3% - 55.5% (42.0%)	0.0% - 6.0% (2.5%)	$83 - $108 ($98)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$—	$—	$1,372,430	$1,442,071
Corporate debt, held for investment	1,890,709	1,904,287	2,239,930	2,226,045
Assets transferred or pledged to securitization vehicles	—	—	874,349	928,732
Corporate debt, held for sale	2,113	2,113	—	—
Financial liabilities
Repurchase agreements	$55,475,420	$55,475,420	$64,825,239	$64,825,239
Other secured financing	729,555	729,555	917,876	917,876
Mortgages payable	—	—	426,256	474,779
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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At September 30, 2021 and December 31, 2020, goodwill totaled $0 and $71.8 million, respectively. The change reflects the goodwill impairment in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Internalization, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company. During the nine months ended September 30, 2021, the Company recognized an impairment of $4.3 million in Other income (loss) and $5.2 million in Business divestiture-related gains (losses) in the Consolidated Statements of Comprehensive Income (Loss) for changes to the assembled workforce.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2021.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2020	$55,526
Impairment	(9,549)
Intangible assets transferred to disposal group held for sale	(14,528)
Less: amortization expense	(6,078)
Balance at September 30, 2021	25,371

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
The Company had outstanding $55.5 billion and $64.8 billion of repurchase agreements with weighted average remaining maturities of 75 days and 64 days at September 30, 2021 and December 31, 2020, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for select credit assets for $1.6 billion with remaining capacity of $1.3 billion at September 30, 2021.
At September 30, 2021 and December 31, 2020, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

September 30, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities (1)	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$7,926,088	$—	$—	$—	$—	$7,926,088	0.07%
2 to 29 days	15,853,554	6,911	228,809	—	64,518	16,153,792	0.13%
30 to 59 days	3,965,483	—	117,226	—	—	4,082,709	0.18%
60 to 89 days	3,134,779	—	91,544	—	—	3,226,323	0.17%
90 to 119 days	9,884,441	136,909	37,527	—	138,252	10,197,129	0.18%
Over 119 days (2)	13,004,874	56,924	510,501	317,080	—	13,889,379	0.20%
Total	$53,769,219	$200,744	$985,607	$317,080	$202,770	$55,475,420	0.15%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,151,875	129,993	354,904	$76,799	—	128,267	30,841,838	0.29%
30 to 59 days	10,247,972	16,073	161,274	$—	—	142,336	10,567,655	0.42%
60 to 89 days	8,181,410	99,620	259,401	$—	—	28,406	8,568,837	0.30%
90 to 119 days	2,154,733	—	—	$—	—	—	2,154,733	0.23%
Over 119 days (2)	12,008,920	—	274,860	$107,924	271,801	28,671	12,692,176	0.36%
Total	$62,744,910	$245,686	$1,050,439	$184,723	$271,801	$327,680	$64,825,239	0.32%

(1) Includes commercial mortgage-backed securities held for sale.
(2) No repurchase agreements had a remaining maturity over 1 year at September 30, 2021. Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2020.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2021 and December 31, 2020. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2021		December 31, 2020
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$55,475,420	$250,000	$65,075,239
Amounts offset	—	—	(250,000)	(250,000)
Netted amounts	$—	$55,475,420	$—	$64,825,239

The fair value of mortgage-backed securities received as collateral in connection with reverse repurchase agreements was approximately $250.0 million, which the Company fully repledged, at December 31, 2020.
Other Secured Financing - Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $60.3 billion and $163.2 million, respectively, at September 30, 2021 and $70.6 billion and $196.9 million, respectively, at December 31, 2020.

14. CAPITAL STOCK

(A)    Common Stock

The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2021 and December 31, 2020.

	Shares authorized		Shares issued and outstanding
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	Par Value
Common stock	2,936,500,000	2,914,850,000	1,449,935,017	1,398,240,618	$0.01
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock, which expired on December 31, 2020 (the “Prior Share Repurchase Program”). In December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Current Share Repurchase Program”). The Current Share Repurchase

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Program replaced the Prior Share Repurchase Program. During the three and nine months ended September 30, 2021, no shares were purchased under the Current Share Repurchase Program. During the three and nine months ended September 30, 2020, the Company repurchased 4.8 million and 27.7 million shares of its common stock, respectively, for an aggregate amount of $31.3 million and $174.7 million, respectively, excluding commission costs, under the Prior Share Repurchase Program. All common shares were purchased in open-market transactions.

In January 2018, the Company entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2021 and August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion from time to time through any of the Sales Agents. During the three and nine months ended September 30, 2021, the Company issued 5.6 million and 51.1 million shares, respectively, for proceeds of $49.0 million and $469.5 million, respectively, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the three and nine months ended September 30, 2020.

(B)    Preferred Stock

The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2021 and December 31, 2020. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Fixed-rate		(dollars in thousands)
Series D	—	18,400,000	—	—	—	—	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	85,150,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

(C)    Distributions to Stockholders

The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$319,768	$309,175	$946,648	$976,966
Distributions declared per common share	$0.22	$0.22	$0.66	$0.69
Distributions paid to common stockholders after period end	$318,986	$308,644	$318,986	$308,644
Distributions paid per common share after period end	$0.22	$0.22	$0.22	$0.22
Date of distributions paid to common stockholders after period end	October 29, 2021	October 30, 2020	October 29, 2021	October 30, 2020
Dividends declared to series D preferred stockholders	$—	$8,625	$—	$25,875
Dividends declared per share of series D preferred stock	$—	$0.469	$—	$1.406
Dividends declared to series F preferred stockholders	$12,510	$12,510	$37,530	$37,530
Dividends declared per share of series F preferred stock	$0.434	$0.434	$1.303	$1.303
Dividends declared to series G preferred stockholders	$6,906	$6,906	$20,718	$20,718
Dividends declared per share of series G preferred stock	$0.406	$0.406	$1.219	$1.219
Dividends declared to series I preferred stockholders	$7,467	$7,468	$22,401	$22,404
Dividends declared per share of series I preferred stock	$0.422	$0.422	$1.266	$1.266

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	(dollars in thousands)
Agency Securities	$299,898	$428,088	$1,183,353	$1,264,171
Residential credit securities	20,774	11,414	57,231	43,395
Residential mortgage loans (1)	45,801	42,508	121,873	132,936
Commercial investment portfolio (1) (2)	46,494	80,324	197,758	260,208
Reverse repurchase agreements	5	109	41	1,571
Total interest income	$412,972	$562,443	$1,560,256	$1,702,281
Interest expense
Repurchase agreements	22,397	75,386	94,122	646,369
Debt issued by securitization vehicles	18,740	32,491	68,232	113,367
Participations issued	2,578	—	4,914	—
Other	6,723	7,249	20,190	44,895
Total interest expense	50,438	115,126	187,458	804,631
Net interest income	$362,534	$447,317	$1,372,798	$897,650

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and September 30, 2020.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands, except per share data)
Net income (loss)	$521,534	$1,015,548	$1,977,820	$(1,768,407)
Net income (loss) attributable to noncontrolling interests	2,290	(126)	3,405	(28)
Net income (loss) attributable to Annaly	519,244	1,015,674	1,974,415	(1,768,379)
Dividends on preferred stock	26,883	35,509	80,649	106,527
Net income (loss) available (related) to common stockholders	$492,361	$980,165	$1,893,766	$(1,874,906)
Weighted average shares of common stock outstanding-basic	1,445,315,914	1,404,202,695	1,418,424,208	1,419,645,475
Add: Effect of stock awards, if dilutive	1,041,953	165,605	1,077,997	—
Weighted average shares of common stock outstanding-diluted	1,446,357,867	1,404,368,300	1,419,502,205	1,419,645,475
Net income (loss) per share available (related) to common share
Basic	$0.34	$0.70	$1.34	$(1.32)
Diluted	$0.34	$0.70	$1.33	$(1.32)
The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2020 excludes 0.5 million and 0.8 million, respectively, of potentially dilutive restricted stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended September 30, 2021 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs.  As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2021 and December 31, 2020.
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
During the three and nine months ended September 30, 2021, the Company recorded ($6.8) million and ($2.0) million, respectively, of income tax (benefit) attributable to its TRSs. During the three and nine months ended September 30, 2020, the Company recorded $9.7 million and ($14.9) million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2017 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
For the six months ended June 30, 2020, the compensation and management fee computed in accordance with the Management Agreement was $77.9 million and reimbursement payments to the Former Manager were $14.2 million.

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of approximately four years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2021 was $0.8 million and $2.5 million, respectively.
Supplemental information related to leases as of and for the nine months ended September 30, 2021 was as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Operating Leases	Classification	September 30, 2021
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$11,194
Liabilities
Operating lease liabilities (1)	Other liabilities	$14,576
Lease term and discount rate
Weighted average remaining lease term		4.0 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,953
(1) As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2021 (remaining)	$965
2022	3,862
2023	3,862
2024	3,862
2025	2,895
Total lease payments	$15,446
Less imputed interest	870
Present value of lease liabilities	$14,576

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2021 and December 31, 2020.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At September 30, 2021, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at September 30, 2021 was $515.3 million with excess net capital of $515.0 million.

22. SUBSEQUENT EVENTS

In October 2021, the Company completed and closed the securitizations of residential mortgage loans, OBX 2021-J3 Trust and OBX 2021-INV2, with face values of $453.6 million and $343.6 million, respectively. The securitizations represented financing

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In October 2021, the Company completed and closed the fundraising period for the Fund Entities. Through the conclusion of the fundraising period, an aggregate of $371.4 million in capital was committed to the Fund Entities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	49
Recent Developments	49
Business Environment and COVID-19	49
Economic Environment	50
London Interbank Offered Rate (“LIBOR”) Transition Working Group	48
Results of Operations	51
Net Income (Loss) Summary	53
Non-GAAP Financial Measures	55
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity	55
Premium Amortization Expense	57
Economic leverage and economic capital ratios	58
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	59
Experienced and Projected Long-term CPR	60
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), and Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities)	61
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	62
Realized and Unrealized Gains (Losses)	62
Other Income (Loss)	64
General and Administrative Expenses	64
Return on Average Equity	65
Unrealized Gains and Losses - Available-for-Sale Investments	65
Financial Condition	66
Residential Securities	66
Contractual Obligations	69
Off-Balance Sheet Arrangements	69
Capital Management	70
Stockholders’ Equity	70
Capital Stock	70
Leverage and Capital	70
Risk Management	71
Risk Appetite	71
Governance	71
Description of Risks	72
Capital, Liquidity and Funding Risk Management	73
Funding	73
Excess Liquidity	75
Maturity Profile	76
Stress Testing	77
Liquidity Management Policies	77
Investment/Market Risk Management	78
Credit Risk Management	79
Counterparty Risk Management	79
Operational Risk Management	80
Compliance, Regulatory and Legal Risk Management	80
Critical Accounting Policies and Estimates	81
Valuation of Financial Instruments	81
Residential Securities	81
Residential Mortgage Loans	81
MSR	74
Commercial Real Estate Investments	82
Interest Rate Swaps	82
Revenue Recognition	82
Consolidation of Variable Interest Entities	82
Use of Estimates	82
Glossary of Terms	83

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

Recent Developments
Sale of Commercial Real Estate Business
On March 25, 2021, we announced that we entered into a definitive agreement to sell our Commercial Real Estate (“CRE”) business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”). The transaction represents the sale of substantially all of the assets that comprise our CRE business, which include equity interests, loan assets and associated liabilities and commercial mortgage-backed securities (other than commercial CRTs). Certain employees who primarily supported the CRE business joined Slate in connection with the sale. During the three months ended September 30, 2021, the majority of assets held for sale and the associated liabilities were transferred to Slate with the remaining assets expected to be transferred by the end of the year subject to regulatory approvals. Revenues and expenses associated with the CRE business will be reflected in our results of operations and key financial metrics through closing. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the transaction.

Business Environment and COVID-19
The pace of economic growth slowed during the third quarter as rising COVID-19 cases from the Delta wave, production bottlenecks and global supply chain disruptions prevented a faster economic recovery. In line with lower consumption and investment activity, labor market gains have also slowed relative to the very strong pace at the beginning of the summer. While inflation remains elevated by higher goods and energy prices, record home price appreciation has started to filter into inflation’s shelter component, suggesting that price pressures may persist for longer than previously anticipated. Despite the moderation in the pace of the economic recovery, financial conditions remained accommodative, and liquidity was ample in financial markets, best seen by the record $1.6 trillion usage of the Federal Reserve’s (the “Fed”) Reverse Repo Facility on September 30, 2021. In light of this environment, investors have focused on the Fed’s reduction in its pace of asset purchases (“Taper”). The Fed’s transparent communications have helped limit the market impact to both rates and Agency MBS ahead of the official announcement of the Taper, which is set to begin in November 2021 and likely to conclude in the summer of 2022. Moreover, the elevated inflation readings and more hawkish messaging from central banks have pulled forward investors’ expectation of a rate hike, with markets currently pricing as much as two hikes in 2022.
Annaly’s portfolio generated a positive economic return of 2.9%, GAAP net income per common share of $0.34 and earnings available for distribution per common share of $0.28 cents in the third quarter of 2021 as a result of a modestly improved operating environment for Agency MBS. Mortgages performed in line with hedges although interest rates fluctuated throughout the third quarter of 2021. Ultimately, the sector benefited from the aforementioned clarity surrounding the upcoming Taper. During the third quarter of 2021, we increased our Agency portfolio by nearly $3 billion, utilizing a portion of the proceeds from the Commercial Real Estate sale. Additions to our Agency portfolio were primarily in TBA securities, as we temporarily took advantage of continued attractive financing conditions in that market while assessing other opportunities to deploy the capital. Heading into the Taper, we believe our balanced approach to portfolio composition continues to be a prudent strategy. In addition to the conservative positioning of our portfolio, we maintained a low leverage profile with our economic leverage unchanged quarter-over-quarter at 5.8x.
Capital allocation shifted marginally further toward credit, reaching 30% in the third quarter, up from 29% in the prior quarter, as Annaly’s Residential Credit group had another strong quarter. Onslow Bay’s securitization platform remains active, completing nearly $2 billion of securitizations since the start of the third quarter and nearly $3 billion of securitizations year-to-date. Our residential whole loan correspondent channel, which launched in April, continues to gain momentum in the marketplace, and Annaly’s large capital base and market expertise uniquely position Onslow Bay as an aggregator within the industry. In addition, Annaly grew its holdings of mortgage servicing rights by more than 40% with the portfolio representing $575 million in market value and 4% of dedicated capital. Finally, Annaly’s Middle Market Lending strategy managed $2.3

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
billion in funded assets at quarter end, including the nearly $450 million in assets supported by the inaugural private closed-end middle market lending fund, which closed subsequent to quarter end.
Earnings available for distribution and economic leverage are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.
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
Historical tabletop exercises have included use of Center for Disease Control and Prevention Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response/impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning. These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. We took proactive actions, which included canceling non-essential travel and instituting 100% remote working, ahead of New York State-mandated requirements. To protect the health and well-being of our employees, their families and communities, remote work requirements began in phases in early March 2020, culminating with a company-wide exercise on March 13, 2020 to test connectivity and functionality. All employees were able to successfully perform their duties in this testing and we have operated largely remotely since that time.
Business activities continue to be performed primarily remotely, though we have seen a number of employees return to the office on a voluntary and periodic basis. At the present, we expect employees to return to the office more regularly in the medium term, subject to continued successful vaccine rollout and revised guidance from federal, state and local authorities.

Economic Environment
The pace of economic growth slowed in the third quarter relative to the first half of 2021, with U.S. gross domestic product (“GDP”) rising 2.0 percent on a seasonally adjusted annualized rate. Growth moderated as spread of the COVID-19 Delta variant and fading stimulus payments led to a moderation in consumer spending, while global supply chain disruptions limited industrial production at the margin. Despite the slowdown, U.S. economic growth is expected to record its highest annual growth in over thirty years as vaccinations and government stimulus payments have facilitated recovery following the sharp, pandemic-induced downturn in 2020.
According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose by an average 550 thousand workers during the third quarter of 2021, which nearly matches average monthly employment gains seen in 2021 year-to-date. Although parts of the summer saw very strong labor market gains, best seen in the seasonally adjusted 1.1 million jobs gained in July, the labor market recovery has slowed somewhat in recent months as the Delta wave reduced service sector hiring. Despite the moderation in non-farm payrolls growth, the unemployment rate fell 1.1 percentage points in the third quarter to 4.8% in September 2021. Wage growth, as measured by the year-over-year change in private sector average hourly earnings, accelerated during the quarter, reading 4.6% in September 2021 compared to 3.7% in June 2021. The improvement in wage growth was driven by a combination of factors, including more muted wage growth during the summer of 2020 that is now being removed from year-over-year change calculations. In addition, employers in sectors that either have strong demand for labor or whose workers are subject to elevated COVID-19 exposure risks have faced increased difficulties hiring or retaining workers without increasing wages. Business demand for labor and employees’ willingness to quit their jobs and seek other employment both rose to all-time highs during the quarter.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remained meaningfully above the Fed’s 2% inflation target during the third quarter. The headline PCE measure increased by 4.38% year-over-year in September 2021, while the more stable core PCE measure, which excludes volatile food and energy prices, registered a 3.62% year-over-year increase, in line with the 3.59% year-over-year growth measured in June 2021. Prices remain elevated, in large part a function of muted inflation during the summer and fall of 2020, but also due to strong demand for goods and services, and rising food and commodity prices. Although many of the factors driving inflation could normalize over the medium-term, rising shelter inflation driven by record home price appreciation will likely keep inflation higher for longer.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The Federal Open Market Committee (“FOMC”) maintained the Federal Funds Target Rate in the 0.00% - 0.25% range during the third quarter of 2021 and continued to signal that it will maintain that range for an extended period. While the FOMC continued its quantitative easing program, it signaled at its September FOMC meeting that a gradual removal of asset purchases may soon be warranted. Subsequent to quarter end, the FOMC formally announced a gradual reduction in its asset purchases beginning in November 2021. Purchases are expected to be reduced at a pace of $10 billion a month in U.S. Treasuries and $5 billion a month in U.S. Agency MBS, suggesting the Tapering process could conclude by the middle of 2022. Despite the anticipated removal of accommodation, financial conditions remain very accommodative, which in turn has helped the economic recovery.
During the third quarter of 2021, the 10-year U.S. Treasury rate rose slightly from 1.47% on June 30, 2021 to 1.49% on September 30, 2021. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened over the quarter to 48 basis points (bps) at the end of the quarter.

The following table below presents interest rates and spreads at each date presented:

	September 30, 2021	December 31, 2020	September 30, 2020
30-Year mortgage current coupon	1.97%	1.34%	1.40%
Mortgage basis	48 bps	43 bps	72 bps
10-Year U.S. Treasury rate	1.49%	0.91%	0.68%
LIBOR
1-Month	0.08%	0.14%	0.15%
6-Month	0.16%	0.26%	0.26%

London Interbank Offered Rate (“LIBOR”) Transition Working Group
The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.

We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure, review contracts, assess impact to our business, process and technology and define a communication strategy with shareholders, regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability. Similar to the rest of the market, the bulk of our exposure is in derivatives contracts. Certain contracts, such as interest rate swaps, have an orderly market transition already in process, whereas other contracts, such as loan agreements require bilateral amendments and adequate time left to resolve. The State of New York approved legislative solutions for contracts such as residential whole loans that are governed by New York state law, although more legislative work is needed in other states and at the federal level. We are supportive of the potential legislative solutions at the state and federal level. We are considering all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. As of September 30, 2021, we expect to have $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date.

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
Commencing with our financial results for the quarter ended June 30, 2021 and for subsequent reporting periods, we relabeled “Core Earnings (excluding PAA)” as “Earnings Available for Distribution” (“EAD”). Earnings Available for Distribution, which is a non-GAAP financial measure intended to supplement our financial results computed in accordance with GAAP, has replaced our prior presentation of Core Earnings (excluding PAA). In addition, Core Earnings (excluding PAA) results from prior reporting periods have been relabeled Earnings Available for Distribution. In line with evolving industry practices, we believe the term Earnings Available for Distribution more accurately reflects the principal purpose of the measure than the term Core Earnings (excluding PAA) and will serve as a useful indicator for investors in evaluating our performance and our ability to pay dividends.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2021 and 2020.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
Interest income	$412,972	$562,443	$1,560,256	$1,702,281
Interest expense	50,438	115,126	187,458	804,631
Net interest income	362,534	447,317	1,372,798	897,650
Realized and unrealized gains (losses)	179,894	618,823	717,017	(2,524,967)
Other income (loss)	16,221	3,714	31,364	23,204
Less: Total general and administrative expenses	43,882	44,587	145,313	179,222
Income (loss) before income taxes	514,767	1,025,267	1,975,866	(1,783,335)
Income taxes	(6,767)	9,719	(1,954)	(14,928)
Net income (loss)	521,534	1,015,548	1,977,820	(1,768,407)
Less: Net income (loss) attributable to noncontrolling interests	2,290	(126)	3,405	(28)
Net income (loss) attributable to Annaly	519,244	1,015,674	1,974,415	(1,768,379)
Less: Dividends on preferred stock	26,883	35,509	80,649	106,527
Net income (loss) available (related) to common stockholders	$492,361	$980,165	$1,893,766	$(1,874,906)
Net income (loss) per share available (related) to common stockholders
Basic	$0.34	$0.70	$1.34	$(1.32)
Diluted	$0.34	$0.70	$1.33	$(1.32)
Weighted average number of common shares outstanding
Basic	1,445,315,914	1,404,202,695	1,418,424,208	1,419,645,475
Diluted	1,446,357,867	1,404,368,300	1,419,502,205	1,419,645,475
Other information
Investment portfolio at period-end	$74,809,185	$87,155,310	$74,809,185	$87,155,310
Average total assets	$79,519,369	$91,325,532	$83,215,858	$102,465,855
Average equity	$13,678,522	$13,996,138	$13,861,609	$14,124,037
GAAP leverage at period-end (1)	4.4:1	5.1:1	4.4:1	5.1:1
GAAP capital ratio at period-end (2)	17.9%	15.9%	17.9%	15.9%
Annualized return on average total assets	2.62%	4.45%	3.17%	(2.30%)
Annualized return on average equity	15.25%	29.02%	19.02%	(16.69%)
Net interest margin (3)	2.01%	2.15%	2.38%	1.27%
Average yield on interest earning assets (4)	2.29%	2.70%	2.70%	2.40%
Average GAAP cost of interest bearing liabilities (5)	0.32%	0.60%	0.37%	1.23%
Net interest spread	1.97%	2.10%	2.33%	1.17%
Weighted average experienced CPR for the period	23.1%	22.9%	24.5%	18.7%
Weighted average projected long-term CPR at period-end	12.7%	17.1%	12.7%	17.1%
Common stock book value per share	$8.39	$8.70	$8.39	$8.70
Non-GAAP metrics (6)
Interest income (excluding PAA)	$473,698	$596,322	$1,560,019	$2,078,624
Economic interest expense (5)	$104,849	$177,655	$404,703	$945,701
Economic net interest income (excluding PAA)	$368,849	$418,667	$1,155,316	$1,132,923
Premium amortization adjustment cost (benefit)	$60,726	$33,879	$(237)	$376,343
Earnings available for distribution (7)	$437,471	$482,323	$1,328,348	$1,237,121
Earnings available for distribution per average common share	$0.28	$0.32	$0.88	$0.80
Annualized EAD return on average equity (excluding PAA)	12.81%	13.79%	12.79%	11.68%
Economic leverage at period-end (1)	5.8:1	6.2:1	5.8:1	6.2:1
Economic capital ratio at period-end (2)	14.2%	13.6%	14.2%	13.6%
Net interest margin (excluding PAA) (3)	2.04%	2.05%	2.01%	1.67%
Average yield on interest earning assets (excluding PAA) (4)	2.63%	2.86%	2.70%	2.93%
Average economic cost of interest bearing liabilities (5)	0.66%	0.93%	0.79%	1.44%
Net interest spread (excluding PAA)	1.97%	1.93%	1.91%	1.49%

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

GAAP
Net income (loss) was $521.5 million, which includes $2.3 million attributable to noncontrolling interests, or $0.34 per average basic common share, for the three months ended September 30, 2021 compared to $1.0 billion, which includes ($0.1) million attributable to noncontrolling interests, or $0.70 per average basic common share, for the same period in 2020. We attribute the majority of the change in net income (loss) to unfavorable changes in net gains (losses) on other derivatives and financial instruments, net gains (losses) on disposal of investments and net interest income. Net gains (losses) on other derivatives was ($45.2) million for the three months ended September 30, 2021 compared to $169.3 million for the same period in 2020. Net gains (losses) on disposal of investments and other was $12.0 million for the three months ended September 30, 2021 compared to $198.9 million for the same period in 2020. Net interest income for the three months ended September 30, 2021 was $362.5 million compared to $447.3 million for the same period in 2020. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Net income (loss) was $2.0 billion, which includes $3.4 million attributable to noncontrolling interests, or $1.34 per average basic common share, for the nine months ended September 30, 2021 compared to ($1.8) billion, or ($1.32) per average basic common share, for the same period in 2020. We attribute the majority of the change in net income (loss) to favorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps, net unrealized gains (losses) on instruments measured at fair value through earnings and net interest income, partially offset by unfavorable changes in Net gains (losses) on disposal of investments and other and net gains (losses) on other derivatives and financial instruments. Net unrealized gains (losses) on interest rate swaps was $2.0 billion for the nine months ended September 30, 2021 compared to ($1.2) billion for the same period in 2020. Realized losses on termination or maturity of interest rate swaps was ($1.2) billion for the nine months ended September 30, 2021, as our swaps portfolio was repositioned to reduce exposure to LIBOR, compared to ($1.9) billion for the same period in 2020. Net unrealized gains (losses) on instruments measured at fair value through earnings for the nine months ended September 30, 2021 was $199.0 million compared to ($354.1) million for the same period in 2020. Net interest income for the nine months ended September 30, 2021 was $1.4 billion compared to $897.7 million for the same period in 2020. Net gains (losses) on disposal of investments and other was ($37.6) million for the nine months ended September 30, 2021 compared to $652.2 million for the same period in 2020. Net gains (losses) on other derivatives was $73.9 million for the nine months ended September 30, 2021 compared to $546.7 million for the same period in 2020. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $437.5 million, or $0.28 per average common share, for the three months ended September 30, 2021, compared to $482.3 million, or $0.32 per average common share, for the same period in 2020. The change in earnings available for distribution during the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the runoff of higher-yielding assets and the reduction in average interest earning assets.
Earnings available for distribution were $1.3 billion, or $0.88 per average common share, for the nine months ended September 30, 2021, compared to $1.2 billion, or $0.80 per average common share, for the same period in 2020. The change in earnings available for distribution during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities and higher TBA dollar roll

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
income, partially offset by lower coupon income resulting from lower average interest earning assets and an unfavorable change in the net interest component of interest rate swaps.

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
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs. Earnings available for distribution, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) realized amortization of MSR, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items), and excludes (g) the PAA representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, is used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands, except per share data)
GAAP net income (loss)	$521,534	$1,015,548	$1,977,820	$(1,768,407)
Net income (loss) attributable to noncontrolling interests	2,290	(126)	3,405	(28)
Net income (loss) attributable to Annaly	519,244	1,015,674	1,974,415	(1,768,379)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	1,196,417	427	1,196,417	1,919,720
Unrealized (gains) losses on interest rate swaps	(1,380,946)	(170,327)	(2,012,141)	1,162,768
Net (gains) losses on disposal of investments and other	(12,002)	(198,888)	37,561	(652,150)
Net (gains) losses on other derivatives and financial instruments	45,168	(169,316)	(73,892)	(546,658)
Net unrealized (gains) losses on instruments measured at fair value through earnings	(90,817)	(121,255)	(198,992)	354,133
Loan loss provision (reversal) (1)	(6,771)	(21,818)	(150,563)	150,719
Business divestiture-related (gains) losses	14,009	—	262,045	—
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	1,122	11,363	14,081	28,011
Non-EAD (income) loss allocated to equity method investments (3)	(2,046)	(1,151)	(8,585)	22,465
Transaction expenses and non-recurring items (4)	2,201	2,801	4,046	11,121
Income tax effect of non-EAD income (loss) items	(6,536)	13,890	4,945	(6,619)
TBA dollar roll income and CMBX coupon income (5)	115,586	114,092	326,111	256,520
MSR amortization (6)	(17,884)	(27,048)	(46,863)	(70,873)
Plus:
Premium amortization adjustment cost (benefit)	60,726	33,879	(237)	376,343
Earnings available for distribution (7)	437,471	482,323	1,328,348	1,237,121
Dividends on preferred stock	26,883	35,509	80,649	106,527
Earnings available for distribution attributable to common stockholders (7)	$410,588	$446,814	$1,247,699	$1,130,594
GAAP net income (loss) per average common share	$0.34	$0.70	$1.34	$(1.32)
Earnings available for distribution per average common share (7)	$0.28	$0.32	$0.88	$0.80
Annualized GAAP return (loss) on average equity	15.25%	29.02%	19.02%	(16.69%)
Annualized EAD return on average equity (7)	12.81%	13.79%	12.79%	11.68%
(1) Includes ($0.6) million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and ($5.3) million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
(2) Includes depreciation and amortization expense related to equity method investments.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other income (loss).
(4) The three and nine months ended September 30, 2021 and 2020 includes costs incurred in connection with securitizations of residential whole loans. The nine months ended September 30, 2020 also includes costs incurred in connection with the Internalization, the CEO search process and a securitization of of Agency mortgage-backed securities.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $1.2 million and $1.5 million for the three months ended September 30, 2021 and 2020, respectively, and $4.1 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively.
(6) MSR amortization represents the portion of changes in fair value that is attributable to the realization of estimated cash flows on our MSR portfolio and is reported as a component of Net unrealized gains (losses) on instruments measured at fair value.
(7) Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Premium amortization expense	$233,429	$248,718	$541,646	$1,136,343
Less: PAA cost (benefit)	60,726	33,879	(237)	376,343
Premium amortization expense (excluding PAA)	$172,703	$214,839	$541,883	$760,000

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	September 30, 2021	September 30, 2020
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$55,475,420	$64,633,447
Other secured financing	729,555	861,373
Debt issued by securitization vehicles	3,935,410	6,027,576
Participations issued	641,006	—
Mortgages payable	—	507,934
Debt included in liabilities of disposal group held for sale	113,362	—
Total GAAP debt	$60,894,753	$72,030,330
Less Non-Recourse Debt:
Credit facilities (1)	(729,555)	(828,530)
Debt issued by securitization vehicles	(3,935,410)	(6,027,576)
Participations issued	(641,006)	—
Mortgages payable	—	(507,934)
Non-recourse debt included in liabilities of disposal group held for sale	(113,362)	—
Total recourse debt	$55,475,420	$64,666,290
Plus / (Less):
Cost basis of TBA and CMBX derivatives	24,202,686	21,571,095
Payable for unsettled trades	571,540	1,176,001
Receivable for unsettled trades	(42,482)	(54,200)
Economic debt (2)	$80,207,164	$87,359,186
Total equity	$13,717,867	$14,194,672
Economic leverage ratio (2)	5.8:1	6.2:1

(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.
(2) Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	September 30, 2021	September 30, 2020
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$76,662,433	$89,192,411
Less:
Gross unrealized gains on TBA derivatives (1)	(1,776)	(38,656)
Debt issued by securitization vehicles (2)	(3,935,410)	(6,027,576)
Plus:
Implied market value of TBA derivatives	23,622,635	21,089,555
Total economic assets (3)	$96,347,882	$104,215,734
Total equity	$13,717,867	$14,194,672
Economic capital ratio (3)(4)	14.2%	13.6%

(1) Included in Derivative assets in the Consolidated Statements of Financial Condition.
(2) Includes debt issued by securitization vehicles reported in Liabilities of disposal group held for sale in the Consolidated Statements of Financial Condition.
(3) Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(4) Economic capital ratio is computed as total equity divided by total economic assets.

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three and nine months ended September 30, 2021.
Similarly, economic net interest income (excluding PAA), as computed below, provides investors with additional information to enhance their understanding of the net economics of our primary business operations.
The following tables present a reconciliation of GAAP interest income and interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the three months ended	(dollars in thousands)
September 30, 2021	$412,972	$60,726	$473,698
September 30, 2020	$562,443	$33,879	$596,322
For the nine months ended
September 30, 2021	$1,560,256	$(237)	$1,560,019
September 30, 2020	$1,702,281	$376,343	$2,078,624
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the three months ended		(dollars in thousands)
September 30, 2021	$50,438	$54,411	$104,849	$362,534	$54,411	$308,123	$60,726	$368,849
September 30, 2020	$115,126	$62,529	$177,655	$447,317	$62,529	$384,788	$33,879	$418,667
For the nine months ended
September 30, 2021	$187,458	$217,245	$404,703	$1,372,798	$217,245	$1,155,553	$(237)	$1,155,316
September 30, 2020	$804,631	$141,070	$945,701	$897,650	$141,070	$756,580	$376,343	$1,132,923
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2021	23.1%	12.7%
September 30, 2020	22.9%	17.1%
For the nine months ended
September 30, 2021	24.5%	12.7%
September 30, 2020	18.7%	17.1%
(1) For the three and nine months ended September 30, 2021 and 2020, respectively. (2) At September 30, 2021 and 2020, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the three months ended	(dollars in thousands)
September 30, 2021	$72,145,283	$473,698	2.63%	$62,614,042	$104,849	0.66%	368,849	1.97%
September 30, 2020	$83,286,119	$596,322	2.86%	$74,901,128	$177,655	0.93%	418,667	1.93%
For the nine months ended
September 30, 2021	$77,061,130	$1,560,019	2.70%	$67,695,162	$404,703	0.79%	1,155,316	1.91%
September 30, 2020	$94,607,284	$2,078,624	2.93%	$86,214,496	$945,701	1.44%	1,132,923	1.49%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Economic Interest Expense (1)	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the three months ended		(dollars in thousands)
September 30, 2021	$473,698	115,586	(104,849)	$484,435	$72,145,283	22,739,226	$94,884,509	2.04%
September 30, 2020	$596,322	114,092	(177,655)	$532,759	$83,286,119	20,429,935	$103,716,054	2.05%
For the nine months ended
September 30, 2021	$1,560,019	326,111	(404,703)	$1,481,427	$77,061,130	21,122,086	$98,183,216	2.01%
September 30, 2020	$2,078,624	256,520	(945,701)	$1,389,443	$94,607,284	16,341,140	$110,948,424	1.67%
(1) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(2) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $1.2 million and $4.1 million for the three and nine months ended September 30, 2021, respectively. CMBX coupon income totaled $1.5 million and $4.3 million for the three and nine months ended September 30, 2020, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)(2)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
September 30, 2021	$62,614,042	$60,781,391	$104,849	0.66%	0.09%	0.15%	(0.06%)	0.57%	0.51%
September 30, 2020	$74,901,128	$71,522,396	$177,655	0.93%	0.16%	0.31%	(0.15%)	0.77%	0.62%
For the nine months ended
September 30, 2021	$67,695,162	$60,781,391	$404,703	0.79%	0.10%	0.19%	(0.09%)	0.69%	0.60%
September 30, 2020	$86,214,496	$71,522,396	$945,701	1.44%	0.64%	0.83%	(0.19%)	0.80%	0.61%
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(2) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

Economic interest expense decreased by $72.8 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily due to lower borrowing rates and a decrease in average interest bearing liabilities. Economic interest expense decreased by $541.0 million for the nine months ended September 30, 2021 compared to the same period in 2020, primarily due to lower borrowing rates and a decrease in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($217.2) million for the nine months ended September 30, 2021 compared to ($141.1) million for the same period in 2020.
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
At September 30, 2021 and December 31, 2020, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, commercial real estate investments and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and financial instruments and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the three and nine months ended September 30, 2021 and 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$130,118	$107,371	$598,479	$(3,223,558)
Net gains (losses) on disposal of investments and other	12,002	198,888	(37,561)	652,150
Net gains (losses) on other derivatives and financial instruments	(45,168)	169,316	73,892	546,658
Net unrealized gains (losses) on instruments measured at fair value through earnings	90,817	121,255	198,992	(354,133)
Loan loss (provision) reversal	6,134	21,993	145,260	(146,084)
Business divestiture-related gains (losses)	(14,009)	—	(262,045)	—
Total	$179,894	$618,823	$717,017	$(2,524,967)

(1)Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.

For the Three Months Ended September 30, 2021 and 2020

Net gains (losses) on interest rate swaps for the three months ended September 30, 2021 was $130.1 million compared to $107.4 million for the same period in 2020, primarily attributable to a favorable change in unrealized gains (losses) on interest rate swaps, partially offset by a unfavorable change in realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $1.4 billion for the three months ended September 30, 2021, resulting from the unwinding of interest rate swaps during the period, compared to $170.3 million for the same period in 2020. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.2) billion for the three months ended September 30, 2021, as we repositioned our swap portfolio to reduce our exposure to LIBOR and terminated fixed-rate payer and receiver interest rate swaps with notional amounts of $14.7 billion and $14.8 billion, respectively, compared to ($0.4) million for the same period in 2020, resulting from terminations of fixed-rate payer interest rate swaps with a notional amount of $375.0 million.
Net gains (losses) on disposal of investments and other was $12.0 million for the three months ended September 30, 2021 compared to $198.9 million for the same period in 2020. For the three months ended September 30, 2021, we disposed of Residential Securities with a carrying value of $4.8 billion for an aggregate net gain of $26.7 million. For the same period in 2020, we recognized a realized gain of $104.8 million as a result of deconsolidating a multifamily VIE and we disposed of Residential Securities with a carrying value of $2.8 billion for an aggregate net gain of $103.9 million.
Net gains (losses) on other derivatives and financial instruments was ($45.2) million for the three months ended September 30, 2021 compared to $169.3 million for the same period in 2020. The change in net gains (losses) on other derivatives and financial instruments was primarily due to unfavorable changes in net gains (losses) on TBA derivatives, which was ($27.3) million for the three months ended September 30, 2021 compared to $176.2 million for the same period in 2020, and interest rate swaptions, which was ($68.9) million for the three months ended September 30, 2021 compared to ($6.6) million for the same period in 2020, partially offset by a favorable change in net gains (losses) on futures derivatives, which was $49.8 million for the three months ended September 30, 2021 compared to ($9.7) million for the same period in 2020.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $90.8 million for the three months ended September 30, 2021 compared to $121.3 million for the same period in 2020, primarily due to unfavorable changes in unrealized gains (losses) on securitized debt of consolidated VIEs backed by Agency mortgage-backed securities of ($78.4) million, securitized residential whole loans of consolidated VIEs of ($59.3) million and securitized commercial loans of ($39.7) million, partially offset by favorable changes in MSR, including Interests in MSR, of $83.1 million, commercial securitized debt of consolidated VIEs of $49.4 million and Agency interest-only securities of $22.4 million for the three months ended September 30, 2021 compared to the same period in 2020.
For the three months ended September 30, 2021 and 2020, net loan loss reversals were $6.1 million on corporate loans and $22.0 million on commercial mortgage and corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to the loan loss (provisions) reversals.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
For the Nine Months Ended September 30, 2021 and 2020

Net gains (losses) on interest rate swaps for the nine months ended September 30, 2021 was $598.5 million compared to ($3.2) billion for the same period in 2020, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $2.0 billion for the nine months ended September 30, 2021, reflecting a rise in forward interest rates during the period, compared to ($1.2) billion for the same period in 2020, reflecting a decline in forward interest rates during the earlier period. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.2) billion, as we repositioned our swap portfolio to reduce our exposure to LIBOR and terminated fixed-rate payer and receiver interest rate swaps with notional amounts of $14.7 billion and $14.8 billion, respectively, for the nine months ended September 30, 2021 compared to ($1.9) billion, resulting from fixed-rate payer and receiver interest rate swaps with notional amounts of $65.4 billion and $38.1 billion, respectively, for the same period in 2020.
Net gains (losses) on disposal of investments and other was ($37.6) million for the nine months ended September 30, 2021 compared to $652.2 million for the same period in 2020. For the nine months ended September 30, 2021, we disposed of Residential Securities with a carrying value of $11.1 billion for an aggregate net gain of $0.8 million. For the same period in 2020, we disposed of Residential Securities with a carrying value of $50.2 billion for an aggregate net gain of $631.1 million and we recognized a realized gain of $104.8 million as a result of deconsolidating a multifamily VIE.
Net gains (losses) on other derivatives was $73.9 million for the nine months ended September 30, 2021 compared to $546.7 million for the same period in 2020. The change in net gains (losses) on other derivatives was primarily due to the unfavorable change in net gains (losses) on TBA derivatives, which was ($372.1) million for the nine months ended September 30, 2021 compared to $812.1 million for the same period in 2020, partially offset by the favorable change in futures derivatives, which was $468.5 million for the nine months ended September 30, 2021 compared to ($299.6) million for the same period in 2020.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $199.0 million for the nine months ended September 30, 2021 compared to ($354.1) million for the same period in 2020, primarily due to favorable changes in unrealized gains (losses) on securitized commercial loans of $281.1 million, MSR, including Interests in MSR, of $237.0 million, credit risk transfer securities of $80.3 million, securitized debt of consolidated VIEs backed by Agency mortgage-backed securities of $53.8 million, residential securitized debt of consolidated VIEs of $50.3 million and non-Agency MBS of $48.1 million, partially offset by an unfavorable change on commercial securitized debt of consolidated VIEs of ($221.4) million for the nine months ended September 30, 2021 compared to the same period in 2020.
For the nine months ended September 30, 2021 and 2020, net loan loss (provisions) reversals of $145.3 million and ($146.1) million, respectively, was recorded on commercial mortgage and corporate loans. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

Other Income (Loss)
Other income (loss) includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, operating costs as well as depreciation and amortization expense, net servicing income on MSR, brokerage and commission fees, due diligence costs and securitization expenses. We also report in Other income (loss) items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and management fee (until closing of the Internalization on June 30, 2020) and other expenses. Beginning with the quarter ended June 30, 2021, we began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation with Other general and administrative expenses for the three months ended March 31, 2021 adjusted downward by $1.8 million and for the three and nine months ended September 30, 2020 adjusted downward by $4.2 million and $14.9 million, respectively. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the three months ended	(dollars in thousands)
September 30, 2021	$43,882	0.22%	1.28%
September 30, 2020	$44,587	0.20%	1.27%
For the nine months ended
September 30, 2021	$145,313	0.23%	1.40%
September 30, 2020	$179,222	0.23%	1.69%
(1) Includes $2.9 million of costs incurred in connection with the Internalization and costs incurred in connection with the CEO search process for the nine months ended September 30, 2020. Excluding these transaction costs, G&A expenses as a percentage of average total assets was unchanged at 0.23% and as a percentage of average equity was 1.66% for the nine months ended September 30, 2020.

G&A expenses were $43.9 million for the three months ended September 30, 2021, a decrease of $0.7 million compared to the same period in 2020. G&A expenses were $145.3 million for the nine months ended September 30, 2021, a decrease of $33.9 million compared to the same period in 2020. The change for the nine months ended September 30, 2021 compared with the same period in 2020 was largely attributable to cost savings generated from the Internalization which closed on June 30, 2020 and lower professional fees during the nine months ended September 30, 2021 compared with the same periods in 2020.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2021	9.01%	6.85%	0.47%	(1.28%)	0.20%	15.25%
September 30, 2020	11.01%	19.47%	0.10%	(1.27%)	(0.29%)	29.02%
For the nine months ended
September 30, 2021	11.12%	8.99%	0.29%	(1.40%)	0.02%	19.02%
September 30, 2020	7.14%	(22.49%)	0.22%	(1.69%)	0.13%	(16.69%)
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

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Unrealized gain	$1,930,909	$3,378,523
Unrealized loss	(292,271)	(4,188)
Accumulated other comprehensive income (loss)	$1,638,638	$3,374,335

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
The fair value of these securities being less than amortized cost at September 30, 2021 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments are not considered to be other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $76.7 billion and $88.5 billion at September 30, 2021 and December 31, 2020, respectively. The change was primarily due to decreases in Agency MBS, including assets transferred or pledged to securitization vehicles, of $11.3 billion and commercial real estate debt investments, including assets transferred or pledged to securitization vehicles, of $2.0 billion, partially offset by an increase in residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $2.2 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2021:

	Residential		Commercial
	Agency MBS and MSR	Residential Credit (1)	Commercial Real Estate (2)	Corporate Debt	Total
Assets	(dollars in thousands)
Fair value/carrying value	$64,045,791	$8,363,424	$472,187	$1,892,822	$74,774,224
Implied market value of derivatives (3)	23,622,635	—	427,683	—	24,050,318
Debt
Repurchase agreements	53,769,219	1,503,431	202,770	—	55,475,420
Implied cost basis of derivatives (3)	23,776,374	—	426,312	—	24,202,686
Other secured financing	—	—	—	729,555	729,555
Debt issued by securitization vehicles	554,196	3,381,214	—	—	3,935,410
Participations issued	—	641,006	—	—	641,006
Net forward purchases	472,058	12,000	45,000	—	529,058
Liabilities of disposal group held for sale	—	—	113,362	—	113,362
Other
Other assets / liabilities (4)	451,601	76,049	(45,372)	37,544	519,822
Net equity allocated	$9,548,180	$2,901,822	$67,054	$1,200,811	$13,717,867

Net equity allocated (%)	70%	21%	—%	9%	100%
Debt/net equity ratio	5.7:1	1.9:1	NM	0.6:1	4.4:1	(5)

(1) Fair value/carrying includes residential loans held for sale.
(2) Fair value/carrying includes commercial real estate investments held for sale.
(3) Derivatives include TBA contracts under Agency MBS and MSR and CMBX balances under Commercial Real Estate.
(4) Dedicated capital allocations assume capital related to held for sale assets will be redeployed within the Agency business line.
(5) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition. Excludes liabilities of disposal group held for sale.
NM Not meaningful.

Residential Securities
Substantially all of our Agency MBS at September 30, 2021 and December 31, 2020 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2021 and December 31, 2020 we had on our Consolidated Statements of Financial Condition a total of $82.2

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
million and $88.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.9 billion and $4.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended September 30, 2021 and 2020 was 23.1% and 22.9%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of September 30, 2021 and 2020 was 12.7% and 17.1%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,298,122	$71,302,578
Adjustable-rate pass-through	349,021	477,516
CMO	129,244	149,767
Interest-only	329,941	421,909
Multifamily	1,670,472	1,663,507
Reverse mortgages	41,279	51,782
Total agency securities	$62,818,079	$74,067,059
Residential credit
Credit risk transfer	$787,235	$532,403
Alt-A	53,541	80,328
Prime	279,737	182,749
Subprime	176,436	188,433
NPL/RPL	1,137,131	475,847
Prime jumbo (>= 2010 vintage)	101,087	44,835
Total residential credit securities	$2,535,167	$1,504,595
Total Residential Securities	$65,353,246	$75,571,654

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Residential Securities (1)	(dollars in thousands)
Principal amount	$60,112,308	$68,521,464
Net premium	3,069,578	3,280,439
Amortized cost	63,181,884	71,801,903
Amortized cost / principal amount	105.11%	104.79%
Carrying value	64,798,658	75,116,466
Carrying value / principal amount	107.80%	109.62%
Weighted average coupon rate	3.40%	3.58%
Weighted average yield	2.75%	2.86%
Adjustable-rate Residential Securities (1)
Principal amount	$1,324,201	$1,257,966
Weighted average coupon rate	2.77%	3.20%
Weighted average yield	7.20%	5.20%
Weighted average term to next adjustment (2)	12 Months	15 Months
Weighted average lifetime cap (3)	0.23%	0.41%
Principal amount at period end as % of total residential securities	2.20%	1.84%
Fixed-rate Residential Securities (1)
Principal amount	$58,788,107	$67,263,498
Weighted average coupon rate	3.41%	3.58%
Weighted average yield	2.66%	2.82%
Principal amount at period end as % of total residential securities	97.80%	98.16%
Interest-only Residential Securities
Notional amount	$5,328,932	$3,642,143
Net premium	713,235	602,790
Amortized cost	713,235	602,790
Amortized cost / notional amount	13.38%	16.55%
Carrying value	554,588	455,188
Carrying value / notional amount	10.41%	12.50%
Weighted average coupon rate	2.61%	3.99%
Weighted average yield	0.39%	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2021.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Credit risk transfer	$787,235	$—	$787,235	3.23%	2.54%	4.06%	38.20%
Alt-A	53,541	15,325	38,216	3.09%	9.21%	14.22%	30.98%
Prime	279,737	60,307	219,430	3.96%	8.44%	4.36%	34.12%
Subprime	176,436	99,701	76,735	2.08%	20.82%	12.92%	17.96%
Re-performing loan securitizations	724,672	297,458	427,214	3.79%	26.37%	24.76%	10.65%
Non-performing loan securitizations	412,459	387,156	25,303	2.33%	30.99%	63.08%	5.25%
Prime jumbo (>=2010 vintage)	101,087	795	100,292	3.84%	4.31%	13.36%	31.98%
Total/weighted average (2)	$2,535,167	$860,742	$1,674,425	3.26%	16.12%	20.80%	22.68%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of interest-only securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$787,206	$29	$787,235
Alt-A	5,110	37,345	11,086	—	53,541
Prime	33,162	241,236	4,958	381	279,737
Subprime	7,252	73,063	95,938	183	176,436
Re-performing loan securitizations	—	724,672	—	—	724,672
Non-performing loan securitizations	—	412,459	—	—	412,459
Prime jumbo (>=2010 vintage)	—	100,292	—	795	101,087
Total	$45,524	$1,589,067	$899,188	$1,388	$2,535,167

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2021. The table does not include the effect of net interest rate payments on our interest rate swap agreements and excludes assets and liabilities of the disposal group held for sale. The net swap payments will fluctuate based on monthly changes in the floating rate. At September 30, 2021, the interest rate swaps had a net fair value of ($0.8) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$55,475,420	$—	$—	$—	$55,475,420
Interest expense on repurchase agreements (1)	20,682	—	—	—	20,682
Other secured financing	—	—	729,555	—	729,555
Interest expense on other secured financing (1)	20,769	41,594	26,453	—	88,816
Debt issued by securitization vehicles (principal)	—	—	—	3,858,270	3,858,270
Interest expense on debt issued by securitization vehicles	86,926	173,852	173,852	2,344,696	2,779,326
Participations issued (principal)	—	—	—	617,276	617,276
Interest expense on participations issued	19,224	38,449	38,449	490,866	586,988
Long-term operating lease obligations	3,862	7,722	3,862	—	15,446
Total	$55,626,883	$261,617	$972,171	$7,311,108	$64,171,779

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2021.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2021, we received $14.6 billion from principal repayments and $11.1 billion in cash from disposal of securities. During the nine months ended September 30, 2020, we received $14.4 billion from principal repayments and $50.3 billion in cash from disposal of securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at September 30, 2021.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,499	13,982
Additional paid-in capital	20,228,366	19,750,818
Accumulated other comprehensive income (loss)	1,638,638	3,374,335
Accumulated deficit	(9,720,270)	(10,667,388)
Total stockholders’ equity	$13,697,802	$14,008,316

Capital Stock
Common Stock

During the three and nine months ended September 30, 2021, we issued 5.6 million and 51.1 million shares, respectively, for proceeds of $49.0 million and $469.5 million, respectively, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the three and nine months ended September 30, 2020. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock, which expired on December 31, 2020 (“the Prior Share Repurchase Program”). In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and nine months ended September 30, 2021, no shares were purchased pursuant to these authorizations. During the three and nine months ended September 30, 2020, we repurchased an aggregate of 4.8 million and 27.7 million shares of our common stock, respectively, for an aggregate amount of $31.3 million and $174.7 million, respectively, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.

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
Our GAAP leverage ratio at September 30, 2021 and December 31, 2020 was 4.4:1 and 5.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.8:1 and 6.2:1 at September 30, 2021 and December 31, 2020, respectively. Our GAAP capital ratio at September 30, 2021 and December 31, 2020 was 17.9% and 15.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.2% and 13.6% at September 30, 2021 and December 31, 2020, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”) with support from the other Board Committees. The BRC is responsible for oversight of our risk governance structure, risk management and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
selection, evaluation and review, and oversight of the internal audit function. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices. The Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or Environment, Social, and Governance risk to us, and the Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2021 and December 31, 2020, the weighted average days to maturity was 75 days and 64 days, respectively.
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
At September 30, 2021, we had total financial assets and cash pledged against existing liabilities of $61.2 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities and commercial real estate investments that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2021 compared to the same period in 2020, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2021.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2021	$57,504,986	$55,475,420	$44,964	$—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—
September 30, 2019	108,389,796	102,682,104	1,459,070	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2021. The weighted average remaining maturity on our repurchase agreements and other secured financing was 95 days at September 30, 2021:

	September 30, 2021
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$7,926,088	0.07%	14.1%
2 to 29 days	16,153,791	0.13%	28.7%
30 to 59 days	4,082,709	0.18%	7.3%
60 to 89 days	3,226,323	0.17%	5.7%
90 to 119 days	10,197,130	0.18%	18.2%
Over 120 days (1)	14,618,934	0.33%	26.0%
Total	$56,204,975	0.19%	100.0%

(1) Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2021:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$55,475,420	0.15%	0.15%	75
Other secured financing (2)	729,555	2.85%	3.34%	1,561
Debt issued by securitization vehicles (3)	3,858,270	2.20%	1.90%	11,519
Participations issued (3)	617,276	3.11%	2.23%	11,145
Total indebtedness	$60,680,521

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2021:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$896,255	$150,045	$1,046,300
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	57,236,682	5,752,213	62,988,895
Credit risk transfer securities	186,343	600,892	787,235
Non-agency mortgage-backed securities	905,809	830,123	1,735,932
Commercial mortgage-backed securities	220,000	49,106	269,106
Residential mortgage loans (2)	4,647,899	1,178,927	5,826,826
MSR	—	528,798	528,798
Interests in MSR	—	57,530	57,530
Corporate debt, held for investment	1,268,365	622,344	1,890,709
Corporate debt, held for sale	—	2,113	2,113
Assets of disposal group held for sale (3)	52,684	8,016	60,700
Other assets (4)	—	43,174	43,174
Total financial assets	$65,414,037	$9,823,281	$75,237,318

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Comprised of commercial real estate investments held for sale.
(4) Includes interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2021:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,046,300
Residential Securities (2) (3)	64,913,956
Commercial mortgage-backed securities	269,106
Residential mortgage loans (4)	1,686,268
Corporate debt, held for investment (5)	1,535,560
Corporate debt, held for sale	2,113
Total liquid assets	$69,453,303
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (6)	98.59%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $61.2 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2021. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized Agency MBS of consolidated VIEs carried at fair value of $0.6 billion.
(4) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $4.1 billion.
(5) Excludes unpledged second lien loans.
(6) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles and certain assets of disposal group held for sale of $4.8 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The interest rate sensitivity of our assets and liabilities, excluding assets and liabilities of the disposal group held for sale and corporate loans held for sale, in the following table at September 30, 2021 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,046,300	$—	$—	$—	$1,046,300
Agency mortgage-backed securities (principal)	9,243	4,094	1,035,141	56,534,880	57,583,358
Residential credit risk transfer securities (principal)	120	135,711	263,280	372,627	771,738
Non-agency mortgage-backed securities (principal)	33,236	145,882	968,294	609,800	1,757,212
Commercial mortgage-backed securities (principal)	—	—	—	269,000	269,000
Total securities	42,599	285,687	2,266,715	57,786,307	60,381,308
Residential mortgage loans (principal)	—	—	—	1,626,524	1,626,524
Corporate debt (principal)	—	19,509	250,700	1,670,992	1,941,201
Total loans	—	19,509	250,700	3,297,516	3,567,725
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	4,503,257	4,503,257
Total financial assets - maturity	1,088,899	305,196	2,517,415	65,587,080	69,498,590
Effect of utilizing reset dates (1)	6,934,904	977,207	(336,999)	(7,575,112)	—
Total financial assets - interest rate sensitive	$8,023,803	$1,282,403	$2,180,416	$58,011,968	$69,498,590
Financial liabilities
Repurchase agreements	$31,388,911	$24,086,509	$—	$—	$55,475,420
Other secured financing	—	—	—	729,555	729,555
Debt issued by securitization vehicles (principal)	—	—	—	3,858,270	3,858,270
Participations issued (principal)	—	—	—	617,276	617,276
Total financial liabilities - maturity	31,388,911	24,086,509	—	5,205,101	60,680,521
Effect of utilizing reset dates (1)(2)	(41,225,103)	10,609,647	19,026,444	11,589,012
Total financial liabilities - interest rate sensitive	$(9,836,192)	$34,696,156	$19,026,444	$16,794,113	$60,680,521

Maturity gap	$(30,300,012)	$(23,781,313)	$2,517,415	$60,381,979	$8,818,069

Cumulative maturity gap	$(30,300,012)	$(54,081,325)	$(51,563,910)	$8,818,069

Interest rate sensitivity gap	$17,859,995	$(33,413,753)	$(16,846,028)	$41,217,855	$8,818,069

Cumulative rate sensitivity gap	$17,859,995	$(15,553,758)	$(32,399,786)	$8,818,069

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

We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2021. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(33.9%)	(0.1%)	(0.3%)
-50 Basis points	(21.0%)	0.1%	0.6%
-25 Basis points	(9.3%)	0.2%	0.9%
+25 Basis points	6.8%	(0.3%)	(1.7%)
+50 Basis points	13.2%	(0.8%)	(4.2%)
+75 Basis points	18.7%	(1.3%)	(7.5%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.8%	10.1%
-15 Basis points	1.1%	6.1%
-5 Basis points	0.4%	2.0%
+5 Basis points	(0.4%)	(2.0%)
+15 Basis points	(1.1%)	(6.0%)
+25 Basis points	(1.8%)	(10.0%)
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted through reduced servicing fees and higher costs to service the underlying mortgage loans due to borrower performance. We are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. In the case of residential mortgage loans and MSR, we may engage a third party to perform due diligence on a sample of loans that we believe sufficiently represents the entire pool. Once an investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure. Our portfolio composition, based on balance sheet values, at September 30, 2021 and December 31, 2020 was as follows:

	September 30, 2021	December 31, 2020
Category
Agency mortgage-backed securities (1)	85.0%	86.4%
Credit risk transfer securities	1.1%	0.6%
Non-agency mortgage-backed securities	2.3%	1.1%
Residential mortgage loans (1)	7.8%	4.2%
Mortgage servicing rights	0.8%	0.1%
Interests in MSR	0.1%	—%
Commercial real estate (1) (2)	0.4%	5.0%
Corporate debt (3)	2.5%	2.6%
(1) Includes assets transferred or pledged to securitization vehicles.
(2) Net of unamortized origination fees. Excludes commercial real estate assets held for sale as of September 30, 2021.
(3) Includes corporate loans held for sale as of September 30, 2021.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes our exposure to counterparties by geography at September 30, 2021:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure - Secured Financing (2)	Exposure - Interest Rate Swaps (2)
Geography	(dollars in thousands)
North America	22	$47,218,935	$(270,962)	$2,750,336	$(127,116)
Europe	9	6,235,044	(483,286)	1,024,060	(412,803)
Japan	4	2,750,996	—	38,813	—
Total	35	$56,204,975	$(754,248)	$3,813,209	$(539,919)

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
We have established a Cybersecurity Committee to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee our Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC and the relevant Board committees. There is no assurance that these efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We currently maintain cybersecurity insurance, however, there is no assurance that our current policy will cover all cybersecurity breaches or our related losses, or that we will be able to continue to maintain cybersecurity insurance in the future.

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
The financial services industry is highly regulated and receives significant attention from regulators, which may impact both our company and our business strategy. Our investments in residential whole loans and MSR require us to comply with applicable state and federal laws and regulations and maintain appropriate governmental licenses, approvals and exemptions. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us. Our risk management framework is designed to identify, measure and monitor these risks under the oversight of the ERC.

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

Commercial Mortgage-Backed Security (“CMBS” or “Commercial Securities”)
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At September 30, 2021, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2021. No shares were repurchased with respect to this share repurchase program during the quarter ended September 30, 2021. As of September 30, 2021, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2021 (Unaudited) and December 31, 2020 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2020); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 4, 2021	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Dated:	November 4, 2021	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer)

II-1