Form 10-K
period 2021-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2022-02-18
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
At June 30, 2021, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $12.8 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s common stock outstanding on January 31, 2022 was 1,460,366,871.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Investment Groups
Our three investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (the “Agencies”) and complementary investments within the Agency market, including mortgage servicing rights and Agency commercial mortgage-backed securities.
Annaly Residential Credit Group	Invests in non-Agency residential mortgage assets within securitized product and whole loan markets.
Annaly Middle Market Lending Group	Provides financing to private equity backed middle market businesses, focusing primarily on senior debt within select industries.

In March 2021, we entered into a definitive agreement to sell and exit our Commercial Real Estate (“CRE”) business to Slate. During the year ended December 31, 2021, the platform and the significant majority of the assets were transferred with remaining assets expected to be transferred by the end of the first quarter of 2022, subject to regulatory approvals. For additional information about this transaction, see the Note titled “Sale of Commercial Real Estate Business” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”

Operating Platform
Our operating platform reflects our investments in systems, infrastructure and personnel. Our technology investments have led to the development of proprietary portfolio analytics, financial and capital allocation modeling, portfolio cash and accounting sub-ledger systems, and other risk and reporting tools, which, coupled with cutting-edge digital transformation applications, support the diversification and operating efficiency of our business and our ability to implement new investment strategies. Our operating platform supports our investments in Agency assets as well as residential credit assets, commercial real estate assets, residential mortgage loans, mortgage servicing rights and corporate loans. We believe that the diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential opportunities.

Business and Investment Strategy
Shared Capital Model
Our company is comprised of three investment groups, each of which has multiple investment options to capitalize on attractive relative returns and market opportunities. In aggregate, we maintain numerous investment options across our investment groups. Our shared capital model drives our capital allocation strategy allowing us to rotate our investments based on relative value while also managing risk.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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
Our portfolio composition and capital allocation at December 31, 2021 and 2020 were as follows:

	December 31, 2021		December 31, 2020
Investment Group	Percentage of Portfolio	Capital Allocation (1)	Percentage of Portfolio	Capital Allocation (1)
Residential
Annaly Agency Group (2)(3)	92%	68%	93%	78%
Annaly Residential Credit Group (3)	5%	24%	3%	7%
Commercial
Annaly Commercial Real Estate Group (4)	1%	—%	2%	5%
Annaly Middle Market Lending Group	2%	8%	2%	10%
(1) Capital allocation for each of the investment strategies is calculated as the difference between each of the investment strategy’s allocated assets. It represents the percentage of equity allocated to each category. Dedicated capital allocations as of December 31, 2021 assume capital related to held for sale assets will be redeployed with the Agency business. Dedicated capital allocations as of December 31, 2021 exclude commercial real estate assets.
(2) Includes MSR and TBA purchase contracts.
(3) Includes retained positions from assets transferred or pledged to securitization vehicles and participations issued.
(4) During the year ended December 31, 2021, a significant majority of assets were transferred in connection with a definitive agreement to sell and exit our CRE business.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational	We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.
Compliance, Regulatory and Legal	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Investment Group	Targeted Asset Class	Description
Annaly Agency Group	Agency mortgage-backed securities	Agency pass-through certificates issued or guaranteed by Agencies. Other Agency MBS include collateralized mortgage obligations (“CMOs”), interest-only securities and inverse floaters
	To-be-announced forward contracts (“TBAs”)	Forward contracts for Agency pass-through certificates
	Agency commercial mortgage-backed securities	Pass-through certificates collateralized by commercial mortgages guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae
	Mortgage Servicing Rights (“MSR”)	Rights to service a pool of residential loans in exchange for a portion of the interest payments made on the loans
Annaly Residential Credit Group	Residential mortgage loans	Residential mortgage loans that are not guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae
	Residential mortgage-backed securities	Securities collateralized by pools of residential loans that are not guaranteed by one of the Agencies
	Agency or private label credit risk transfer securities (“CRT”)	Risk sharing transactions issued by Freddie Mac and Fannie Mae and similarly structured transactions arranged by third party market participants, designed to synthetically transfer mortgage credit risk to private investors
Annaly Middle Market Lending Group	First lien middle market loans	Senior secured loans made to middle market companies that are the first to be repaid in the event of a borrower default
	Second lien middle market loans	Senior secured loans to middle market companies that have a junior claim on collateral to those of first lien loans
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
We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2021, we had $54.8 billion of repurchase agreements outstanding.
Additionally, our wholly-owned subsidiary, Arcola Securities, Inc. (“Arcola”), provides direct access to third party funding as a member broker-dealer of the Financial Industry Regulatory Authority (“FINRA”). As an eligible institution, Arcola also raises funds through the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation (“FICC”), with FICC acting as the central counterparty. Arcola provides us greater depth and diversity of repurchase agreement funding while also limiting our counterparty exposure.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2021, the weighted average days to maturity was 52 days.
We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1 considerate of our overall capital allocation framework. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1, and since the pandemic began an economic leverage ratio below 7:1. For purposes of calculating this ratio, our economic leverage ratio is equal to the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity.

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
The following table presents our leverage, economic leverage and capital ratios as of the periods presented.

	December 31, 2021	December 31, 2020
GAAP leverage ratio	4.7:1	5.1:1
Economic leverage ratio	5.7:1	6.2:1
GAAP capital ratio	17.2%	15.9%
Economic capital ratio	14.4%	13.6%

Operating Platform
We maintain a flexible and scalable operating platform to support the management and maintenance of our diverse asset portfolio. We have invested in our infrastructure to enhance resiliency, efficiency, cybersecurity and scalability while also ensuring coverage of our target assets. Our information technology applications span the portfolio life-cycle including pre-trade analysis, trade execution and capture, trade settlement and financing, monitoring, management and financial accounting and reporting.
Technology applications also support our control functions including risk, compliance, and middle- and back-offices. We have added breadth to our operating platform to accommodate diverse asset classes and drive automation-based efficiencies. Our business operations include a centralized collateral management function that permits in-house settlement and self-clearing, thereby creating greater control and management of our collateral. Through technology, we have also incorporated exception based processing, critical data assurance and paperless workflows. Our infrastructure investment has driven operating efficiencies while expanding the platform. Routine disaster recovery and penetration testing enhances our systems resiliency, security and recovery of critical systems throughout the computing estate, and positioned us for a smooth transition to the hybrid work environment in which we currently operate due to Coronavirus Disease 2019 (“COVID-19”).

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

Information about our Executive Officers
The following table sets forth certain information as of February 17, 2022 concerning our executive officers:

Name	Age	Title
David L. Finkelstein	49	Chief Executive Officer and President
Serena Wolfe	42	Chief Financial Officer
Steven F. Campbell	49	Chief Operating Officer
Ilker Ertas	51	Chief Investment Officer
Anthony C. Green	47	Chief Corporate Officer, Chief Legal Officer and Secretary

David L. Finkelstein has served as the Chief Executive Officer and President of Annaly since March 2020. Mr. Finkelstein previously served as Annaly’s Chief Investment Officer from November 2016 until December 2021. Prior to that, Mr. Finkelstein served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and policy advisor for the MBS purchase program. Mr. Finkelstein has over 20 years of experience in fixed income investments. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein is a member of the Treasury Market Practices Group sponsored by the Federal Reserve Bank of New York. Mr. Finkelstein received his B.A. in Business Administration from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.
Serena Wolfe has served as Chief Financial Officer of Annaly since December 2019. Prior to joining Annaly in 2019, Ms. Wolfe served as a Partner at Ernst & Young (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe currently serves on the boards of Berkshire Grey, Inc. and Doma Holdings, Inc.. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York, California, Illinois and Pennsylvania.
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
Ilker Ertas has served as Chief Investment Officer of Annaly since December 2021. Mr. Ertas previously served as Annaly’s Head of Securitized Products from February 2019 until December 2021. Prior to that position, Mr. Ertas served in a number of other senior roles at Annaly, including as Head of RMBS Portfolios from February 2018 to February 2019, Head of Trading from February 2017 to February 2018, Head of Asset Trading from October 2016 to February 2017 and Managing Director, Agency & Residential Credit from June 2015 to October 2016. Mr. Ertas has over 20 years of experience in U.S. fixed income markets. Prior to joining Annaly in 2015, Mr. Ertas was at Citigroup Inc., where he was most recently a Managing Director and Head of Mortgage Derivatives Trading. Mr. Ertas has also held mortgage trading positions at Barclays PLC and Lehman Brothers Holdings Inc. Mr. Ertas received a B.S. in Industrial Engineering from Bogazici University in Istanbul, Turkey and a M.B.A. from the Yale School of Management.
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
Effective February 14, 2022, Timothy P. Coffey stepped down from his position as Chief Credit Officer of Annaly and separated from employment with Annaly. Mr. Coffey’s departure is the result of a mutual decision and is unrelated to Annaly’s business performance or financial results.

Human Capital
Our human capital group oversees our human capital management to ensure that it is strategically integrated with our goals and business plans. We proactively review human capital management best practices on an ongoing basis to continuously enhance our employee experience. In addition, the Management Development and Compensation Committee of the Board provides independent oversight of our policies and strategies related to human capital management.
As of December 31, 2021, we had 171 employees.
Our People and Culture
We recognize that our employees are the driving force behind Annaly’s success, and we are committed to promoting their well-being, engagement, development and full potential. We are focused on fostering a diverse, inclusive and rewarding work

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

environment for all our employees, with ongoing opportunities for career development and wellness support that seeks to facilitate the achievement of their professional goals.
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
We utilize employee surveys, including an employee engagement survey, to create an open and honest feedback forum, actively involve our employees in the design and evolution of our culture, enhance our overall productivity and mitigate risk. Our leaders review survey feedback to increase employee engagement and drive positive changes throughout the firm. We remain committed to maintaining an open and honest feedback forum for our employees as we strive for high employment satisfaction levels.
COVID-19
In response to COVID-19, our employees largely worked remotely in the first half of 2021 and transitioned to a hybrid model in the second half of 2021 with employees returning to the office on a periodic basis following federal, state and local guidance. We have implemented a COVID-19 Policy on Vaccination, Testing, and Face Coverings, which complies with applicable federal, state and local legal requirements, to safeguard the health of our employees, their families, our clients, our business partners, and the community from the hazard of COVID-19. In addition to addressing physical health and safety concerns, we recognize that the pandemic has affected people’s daily emotional lives and mental health. As a result, we have increased our mental health offerings and hosted a multitude of virtual seminars to help keep our employees connected with one another and to equip them with tools to help alleviate some of the increased stress and burdens.
Diversity, Equity & Inclusion
The diversity of our employees brings a critical range of thought and experience throughout our company, cultivating innovation, fresh perspectives and vital new ideas. Diversity, equity and inclusion are essential tenets of our corporate culture. Our human capital management group, in coordination with our Head of Inclusion and Inclusion Support Committee of Executive Sponsors, is responsible for overseeing and continuing to improve our diversity, equity and inclusion initiatives.
We are committed to achieving diversity, including gender and racial/ethnic diversity, across all levels of our company. With 53% of total employees in 2021 identifying as either female or racially/ethnically diverse, we are driven by the belief that having a diverse group of employees supports our continued long-term growth. In 2017, we launched the Women’s Interactive Network (“WIN”), which provides targeted development and networking opportunities, knowledge exchanges, mentorship, coaching and volunteer efforts. In 2021, we expanded our employee affinity group network to include seven distinct affinity groups. In addition to WIN, these affinity groups include the Asian American and Pacific Islander Employee Network, the Black Employee Network, the Latin American Employee Network, Disabilities Within a Family, the Veteran’s Employee Network and Annaly Pride. Our diversity, equity and inclusion efforts also include firm-wide initiatives, like unconscious bias training and an allyship learning program, to establish foundational knowledge, language and understanding to support the strategic diversity, equity and inclusion efforts of the firm, organizing forums to discuss employees’ views and actively seeking out feedback from employee surveys.
Employee Development, Benefits and Wellness
We seek to invest in and promote talent to cultivate a high-performance culture and build on the capabilities and full potential of our employees. We invest in a wide range of benefits and wellness initiatives for our employees to support healthy lifestyles and choices.
Our employee compensation program includes base salary, annual incentive bonuses and stock-based awards. Employee compensation packages are designed to align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees. In addition, we offer employees benefits including health and insurance coverage, health savings and flexible spending accounts, telemedicine benefits, 401(k) plans, paid time off and family care resources. In 2021, we enhanced our parental and family care benefits to provide extended leave and fertility assistance. We also have a tuition reimbursement plan to cover all or part of the cost of education that furthers employee education in a field directly related to their specific job.
We offer a number of learning and development programs tailored to our employee needs and interests as well as our overall strategic business objectives. For example, we offer targeted professional development training for employees at various stages in their career. In 2021, we continued offering firm-wide culture sessions where we facilitate discussions to gain insights on our company’s culture enhancement priorities.
Corporate and Employee Philanthropy and Volunteerism

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Our corporate giving has been focused on high-impact programs that seek to advance social issues we are committed to, including combating homelessness and advancing the professional development of women and underrepresented groups. In 2021, we continued to provide support to COVID-19 relief efforts in our New York City community. Annaly and our employees endeavor to meaningfully contribute to the communities where we live, work, and invest through Annaly’s corporate giving, employee volunteerism and our employee charity match program.

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
We also have a subsidiary that operates as a licensed mortgage aggregator and master servicer, which compels it to follow individual state licensing laws and subjects it to supervision and examination by federal authorities, including the CFPB, the U.S. Department of Housing and Urban Development (“HUD”), the SEC as well as various state licensing, supervisory and administrative agencies. We and our subsidiaries must also comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, and the Fair Credit Reporting Act, as well as state foreclosure laws and federal and local bankruptcy rules. These laws and regulations, which are frequently amended and adjusted, have, in recent years, led to an increase in both the scope of the requirements and the intensity of the supervision to which we are subject.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

•Our Board is composed of a majority of independent directors, and our Audit, Management Development and Compensation, and Nominating/Corporate Governance Committees are composed exclusively of independent directors.
•We have separated the roles of Chair of the Board and Chief Executive Officer, and appointed an independent Chair of the Board.
•All directors are elected on an annual basis.
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
•In February 2022, we amended our bylaws to allow stockholders holding 25% of our common stock to call a special meeting, reducing the previous majority threshold.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
Summary of Risk Factors

Risks Related to COVID-19
•COVID-19 has affected the U.S. economy and our business.
•We cannot predict the effect of the government response to COVID-19 on us.

Risks Related to Our Liquidity and Funding
•Our strategy involves the use of leverage, which increases the risk that we may incur substantial losses.
•Our use of leverage may result in margin calls and defaults and force us to sell assets under adverse market conditions.
•We may exceed our target leverage ratios.
•We may not be able to achieve our optimal leverage.
•Failure to procure or renew funding on favorable terms, or at all, would adversely affect our results and financial condition.
•Failure to effectively manage our liquidity would adversely affect our results and financial condition.
•Volatile market conditions for our assets can result in contraction in liquidity for those assets and the related financing.
•An increase in the interest payments on our borrowings relative to the interest we earn on our interest earning assets may adversely affect our profitability.
•Differences in timing of interest rate adjustments on our interest earning assets and our borrowings may adversely affect our profitability.
•The discontinuation of LIBOR may affect our results.
•It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.
•Our use of derivatives may expose us to counterparty and liquidity risks.
•Securitizations expose us to additional risks.
•Our use of non-recourse securitizations may expose us to risks which could result in losses to us.
•Counterparties may require us to enter into covenants that restrict our investment strategy.
•We may be unable to profitably execute or participate in future securitization transactions.

Risks of Ownership of Our Common Stock
•Our charter does not permit ownership of over 9.8% of our common stock or preferred stock.
•Provisions contained in Maryland law may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.
•We have not established a minimum dividend payment level and cannot assure stockholders of our ability to pay dividends in the future.
•Our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Compliance, Regulatory & Legal Risks
•Accounting rules related to certain of our transactions are highly complex and involve significant judgment and assumptions. Our application of GAAP may produce financial results that fluctuate from one period to another.
•New laws may be passed affecting the relationship between Fannie Mae, Freddie Mac and the federal government.
•We may be subject to liability for potential violations of truth-in-lending or other similar consumer protection laws and regulations.
•We may not be able to maintain compliance with laws and regulations applicable to our Residential Credit and MSR businesses.
•Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.
•We are subject to risks and liabilities in connection with sponsoring, investing in and managing new funds and other investment accounts, including potential regulatory risks.
•Loss of our Investment Company Act exemption from registration would adversely affect us.

Risks Related to Our Taxation as a REIT
•Our failure to maintain our qualification as a REIT would have adverse tax consequences.
•Our distribution requirements could adversely affect our ability to execute our business plan.
•Distributions to tax-exempt investors may be classified as unrelated business taxable income.
•We may choose to pay dividends in our own stock.
•Our TRSs cannot constitute more than 20% of our total assets.
•TRSs are subject to tax at the regular corporate rates, are not required to distribute dividends, and the amount of dividends a TRS can pay to its parent REIT may be limited by REIT gross income tests.
•If transactions between a REIT and a TRS are entered into on other than arm’s-length terms, the REIT may be subject to a penalty tax.
•Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
•Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and may force us to liquidate otherwise attractive investments.
•Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
•The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•The tax on prohibited transactions limits our ability to engage in certain transactions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
•Certain financing activities may subject us to U.S. federal income tax and could have negative tax consequences for our stockholders.
•The lease of qualified healthcare properties to a TRS is subject to special requirements.
•Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
•Dividends payable by REITs generally receive different tax treatment than dividend income from regular corporations.
•New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.

Counterparty Risks
•The soundness of our counterparties and other financial institutions could adversely affect us.

Investment and Market Related Risks
•We may experience declines in the market value of our assets.
•Investments in MSR may expose us to additional risks.
•Actions by the Federal Reserve may affect the price and returns of our assets.
•We invest in securities that are subject to mortgage credit risk.
•A prolonged economic slowdown or declining real estate values could impair the assets we may own.
•Geographic concentration exposes investors to greater risk of default and loss.
•Our assets may become non-performing or sub-performing assets in the future.
•We may be required to repurchase residential mortgage loans or indemnify investors if we breach representations and warranties.
•Our and our third party service providers’ and servicers’ due diligence of potential assets may not reveal all of the weaknesses in such assets.
•When we foreclose on an asset, we may come to own the property securing the loan.
•Our investments in corporate loans and debt securities for middle market companies carry risks.
•Subordinated tranches of non-Agency mortgage-backed securities are subordinate in right of payment to more senior securities.
•An increase in interest rates may adversely affect the market value of our interest earning assets and, therefore, also our book value.
•Our hedging strategies may be costly, and may not hedge our risks as intended.
•We are subject to risks of loss from weather conditions, man-made or natural disasters and climate change.

Operational Risks
•Inaccurate models or the data used by models may expose us to risk.
•We are highly dependent on information systems.
•We depend on third-party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business.
•Our investments in residential whole loans subject us to servicing-related risks.
•An increase or decrease in prepayment rates may adversely affect our profitability.
•We are subject to reinvestment risk.
•Competition may affect ability and pricing of our target assets.
•We may enter into new lines of business, acquire other companies or engage in other strategic initiatives.
•Some of our investments, including those related to non-prime loans, involve credit risk.
•We face possible increased instances of business interruption associated with the effects of climate change and severe weather.
•If we are unable to attract, motivate and retain qualified talent, including our key personnel, it could materially and adversely affect us.

Other Risks
•The market price and trading volume of our shares of common stock may be volatile.
•We may change our policies without stockholder approval.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
Risks Related to COVID-19
COVID-19 has affected the U.S. economy and our business.
General
COVID-19 has caused and is causing significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. COVID-19 and the related social distancing measures have had a broad negative impact on the U.S. and global economies as many businesses, particularly smaller ones within the service sector, have been forced to close, furlough and/or lay off employees. The pace, timing and strength of any recovery are still unknown and difficult to predict and, in general, COVID-19 continues to cause a great deal of uncertainty in the U.S.
Throughout the course of the COVID-19 pandemic, the U.S. federal government, as well as many state and local governments, have adopted a number of emergency measures and recommendations, including imposing travel bans, “shelter in place” restrictions, curfews, vaccine mandates, cancelling events, banning large gatherings, closing non-essential businesses, and generally promoting social distancing (including in the workplace, which has resulted in a significant increase in employees working remotely). Across the country, moratoriums were in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 outbreak and various states have promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. A number of states have enacted laws which impose significant limits on the default remedies of lenders secured by real property. While some states have relaxed certain of these measures, substantial restrictions on economic activity remain in place or may be put in place. Although it cannot be predicted, additional policy action at the federal, state and local level is possible in the future. The COVID-19 pandemic (and any future COVID-19 outbreaks) and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the United States and the economies of other nations. Concern about the potential effects of the COVID-19 pandemic and the effectiveness of measures being put in place by governmental bodies and reserve banks at various levels as well as by private enterprises to contain or mitigate its spread has adversely affected economic conditions and capital markets globally, and have led to significant volatility in global financial markets. There can be no assurance that the vaccination efforts, containment measures or other measures implemented from time to time will be successful and what effect those measures will have on the economy. Disruption and volatility in the credit markets and the reduction of economic activity in severely affected sectors may occur in the United States and/or globally.
Beginning in the first quarter of 2020, particularly in March, COVID-19 began to adversely affect the mortgage REIT industry generally. In addition to negative general economic conditions, the impact of COVID-19 caused severe volatility across asset classes, including mortgage-related assets. In order to increase liquidity, fixed income investors were forced to sell U.S. Treasuries and Agency MBS, leading to an excess supply of these assets in need of redistribution. Pressure in financing markets and the need to meet margin obligations (particularly in the mortgage REIT industry in connection with repurchase financing obligations) created additional selling pressure in U.S. Treasury and Agency MBS markets, and widening of credit spreads. Other markets, including the market for residential credit securities, also experienced similar trends, albeit on a relatively lesser scale. Future market shocks, from COVID-19 or otherwise, could have similar effects.
Economic Conditions
The conditions related to COVID-19 discussed above have also adversely affected our business and we expect these conditions to continue to some extent during 2022. The significant decrease in economic activity could have an adverse effect on the value of our investments in mortgage real estate-related assets, particularly residential real estate assets. In light of COVID-19’s impact on the overall economy, such as a possible return to rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage real estate related-assets. Adverse economic conditions could negatively impact businesses in which we lend to in connection with our middle market lending activities, resulting in potential delinquencies, defaults or declines in asset values. To the extent current conditions persist or worsen, there may be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders. COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business.
Financing Conditions
We may also experience more difficulty in our financing operations. COVID-19 had previously caused mortgage REITs to experience severe disruptions in financing operations (including the cost, attractiveness and availability of financing), especially the ability to utilize repurchase financing and the margin requirements related to such financing. The less liquid markets that make up a significant portion of our credit portfolio, including residential securities and whole loans and corporate loans, experienced significant disruption over this crisis period, marked by a sharp retraction in volumes and a lack of access to credit

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
for borrowers. If conditions related to COVID-19 deteriorate, we could experience an unwillingness or inability of our potential lenders to provide us with or renew financing, increased margin calls, and/or additional capital requirements. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives, which could adversely affect our business. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report on Form 10-K for the year ended December 31, 2021, such as our risks related to our use of leverage, management of our liquidity, exposure to counterparties, our ability to pay dividends in the future and our ability to protect our information technology networks and infrastructure from unauthorized access, misuse, malware, phishing and other security events as a result of our remote working environment or otherwise.

We cannot predict the effect of the government response to COVID-19 on us.
The extent of the COVID-19-related disruptions and the duration of the pandemic as well as the long-term impacts of the social, economic, and financial disruptions caused by the COVID-19 pandemic are unknown at this time and may be severe. Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the ongoing results of such measures or the results of such measures ending, cannot be predicted and we cannot assure you that these programs will be effective or sufficient at addressing the adverse impacts of the pandemic or otherwise have a positive impact on our business.

Risks Related to Our Liquidity and Funding
Our strategy involves the use of leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks. The risks associated with leverage are more acute during periods of economic slowdown or recession.
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
•interest rate volatility increases;
•forced sales, particularly under adverse market conditions, such as those which occurred as a result of the COVID-19 pandemic;
•disruption in the repo market generally or the infrastructure that supports it; or
•the availability of financing in the market decreases.

Our use of leverage may result in margin calls and defaults and force us to sell assets under adverse market conditions.
Because of our leverage, a decline in the value of our interest earning assets may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. Borrowings secured by our fixed-rate mortgage-backed securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. Margin calls are most likely in market conditions in which the unencumbered assets that we would use to meet the margin calls have also decreased in value. The risks associated with margin calls are more acute during periods of economic slowdown or recession. We experienced margin calls much higher than historical norms during the onset of COVID-19.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We use leverage as a strategy to increase the return to our investors. However, we may not be able to achieve our desired leverage if we determine that the leverage would expose us to excessive risk; our lenders do not make funding available to us at acceptable rates; or our lenders require that we provide additional collateral to cover our borrowings.

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
Our ability to meet cash needs depends on many factors, several of which are beyond our control. Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations. Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, margin calls, additional capital requirements applicable to our lenders, a disruption in the financial markets or declining confidence in our creditworthiness or in financial markets in general. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

Volatile market conditions for our assets can result in contraction in liquidity for those assets and the related financing.
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
•Term SOFR. A benchmark based on Secured Overnight Financing Rate futures, administered by CME Group.
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

The discontinuation of LIBOR may affect our results.
The United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, has announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. Many of our counterparties are now subject to regulatory guidance not to enter new U.S. Dollar LIBOR ("LIBOR") contracts except in limited circumstances.
The Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as the replacement for LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the uncertainty about which rates will replace LIBOR and the timing of actual replacement.
New York State has passed legislation intended to help with "tough legacy" LIBOR contracts and the federal government may pass similar legislation.
Many floating-rate instruments, including some transactions in which we are issuer or sponsor, reference LIBOR. US regulators and the ARRC have recommended that all LIBOR-based instruments include robust fallback language dictating what rate will apply when LIBOR ends. The fallbacks recommended by the ARRC are different for various non-derivative instruments, and not all LIBOR-based instruments will incorporate the recommended fallbacks. The International Swaps and Derivatives Association ("ISDA") has implemented fallback language and a protocol that will ensure LIBOR-based derivatives amongst protocol participants fallback to compounded SOFR. We have opted into the ISDA 2020 IBOR Fallbacks protocol. However, the variations in fallback language in different financial instruments and the adoption of different replacement rates or methodologies in such fallback language could result in unexpected differences between our LIBOR-based assets and our LIBOR-based interest rate hedges or borrowings. Certain instruments may be affected by legislation adopted at the state or federal level. We may incur costs amending instruments not covered by the ISDA protocol, clearinghouse rulebooks or legislation to implement fallbacks. We may also decide not to amend, in which case we may bear the cost and risk of litigation. Some instruments, particularly consumer-facing adjustable-rate mortgages, are impractical to amend. With respect to those instruments, we may bear the cost and risk of litigation if not adequately addressed by legislation. Our lenders may be less willing to extend credit secured by assets that do not include robust fallbacks.
It is expected that switching existing financial instruments and hedging transactions from LIBOR to SOFR or other replacement rates will include a spread adjustment. ISDA has described the spread calculation methodology that will apply to derivatives that adopt the ISDA recommendations for derivatives, and the ARRC has recommended the same methodology for all non-consumer financial instruments. The adjustment calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread adjustment will be fair and accurate or that it will not result in higher interest costs.
We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. Because the impact of LIBOR cessation is dependent on unknown future facts, the language of individual contracts, and the outcome of potential future legislation or litigation, it is not currently practical for our valuation models to account for the cessation of LIBOR. We use service providers to validate the fair values of certain financial instruments. We are not aware of those service providers accounting for the cessation of LIBOR in their pricing models.
The process of transition involves operational risks. References to LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references. Because compounded SOFR is backward-looking rather than forward-looking, parties making or receiving LIBOR-based payments may be unable to calculate payment amounts until the day that payment is due. Proposed mechanisms to solve the operational timing issue may result in a payment amount that does not fully reflect interest rates during the calculation period.
Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the LIBOR-cessation provisions applicable to that class. We are considering all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. Each such class that is currently outstanding becomes callable at the same time it begins to pay a LIBOR-based rate. Should we choose to call a class of preferred shares in order to avoid a dispute over the results of the LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time. Brokerages may have restrictions in trading our preferred shares.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Our use of derivatives may expose us to counterparty and liquidity risks.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Securitizations expose us to additional risks.
In a securitization structure, we convey a pool of assets to a special purpose vehicle, the issuing entity, and in turn the issuing entity issues one or more classes of non-recourse notes pursuant to the terms of an indenture. The notes are secured by the pool of assets. In exchange for the transfer of assets to the issuing entity, we receive the cash proceeds of the sale of non-recourse notes and a 100% interest in certain subordinate interests of the issuing entity. The securitization of all or a portion of our residential loan portfolio might magnify our exposure to losses because any subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, we cannot assure you that we will be able to access the securitization market or be able to do so at favorable rates. The inability to securitize our portfolio could adversely affect our performance and our ability to grow our business.

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

Counterparties may require us to enter into covenants that restrict our investment strategy.
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

We may be unable to profitably execute or participate in future securitization transactions.
There are a number of factors that can have a significant impact on whether we are able to execute or participate in a securitization transaction, and whether such a transaction is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring mortgage loans and the relative desirability to originators of retaining mortgage loans as investments or selling them to third parties such as us. As such, we can provide no assurance that we will be able to identify and make investments in residential mortgage loans at attractive levels and pricing, which could adversely affect our ability to execute future securitizations in this space. Another factor that impacts the profitability of a securitization transaction is the cost to us of the short-term warehouse financing facilities that we use to finance our holdings of mortgage loans prior to securitization, which cost is affected by a number of factors including the availability of this type of financing to us, the interest

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

rate on this type of financing, the duration of the financing we incur, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing. After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines prior to securitization. Declines in the value of a mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, and changes in the projected yields required by investors to invest in securitization transactions. To the extent we seek to hedge against a decline in loan value due to changes in interest rates, there is a cost of hedging that also affects whether a securitization is profitable. Other factors that can significantly affect whether a securitization transaction is profitable to us include the criteria and conditions that rating agencies apply and require when they assign ratings to the mortgage-backed securities issued in our securitization transactions, including the percentage of mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, which is also referred to as a rating agency subordination level. Rating agency subordination levels can be impacted by numerous factors, including, without limitation, the credit quality of the loans securitized, the geographic distribution of the loans to be securitized, the structure of the securitization transaction and other applicable rating agency criteria. All other factors being equal, the greater the percentage of the mortgage-backed securities issued in a securitization transaction that the rating agencies will assign a triple-A rating to, the more profitable the transaction will be to us.
The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, and the terms of their engagement, can also impact the profitability of our securitization transactions. Also, transaction costs incurred in executing transactions impact the profitability of our securitization transactions and any liability that we may incur, or may be required to reserve for, in connection with executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Risks of Ownership of Our Common Stock
Our charter does not permit ownership of over 9.8% of our common stock or preferred stock.
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

Provisions contained in Maryland law may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Our reported GAAP financial results may not be an accurate indicator of future taxable income and dividend distributions.
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

Compliance, Regulatory & Legal Risks
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

New laws may be passed affecting the relationship between Fannie Mae, Freddie Mac and the federal government.
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
Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency mortgage-backed security and could have broad adverse market implications. While the likelihood that major mortgage finance system reform will be enacted in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. The change of FHFA leadership and the fact that a permanent Director has yet to be confirmed raise further uncertainties about whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any comprehensive housing reform.If Fannie Mae or Freddie Mac was eliminated, or their structures were to change in a material manner that is not compatible with our business model, we would not be able to acquire Agency mortgage-backed securities from these entities, which could adversely affect our business operations.

We may be subject to liability for potential violations of truth-in-lending or other similar consumer protection laws and regulations.
Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the Consumer Financial Protection Bureau’s (“CFPB”) “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (“HOEPA”) which was expanded under the Dodd Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. The Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.
Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation and others could be issued in the future. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative procedures concerning the mortgage industry generally. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, non-Agency mortgage-backed securities and/or residential mortgage and MSR. We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.
Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with federal consumer protection laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations included the sum of all finance charges and fees paid by the consumer, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. On December 10, 2020, the Consumer Financial Protection Bureau adopted a set of “bright-line” loan pricing thresholds to replace the previous qualified mortgage 43% debt-to-income threshold calculated in accordance with “Appendix Q”. The Consumer Financial Protection Bureau also created a new category of a qualified mortgage, referred to as a “Seasoned QM”, which consists of first-lien, fixed rate loans that met certain performance requirements over a seasoning period of at least 36 months, are held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. At this time, however, there can be no assurance what impact the final rules will have on the mortgage market and the “ability-to-repay” rules. Furthermore, the temporary qualified mortgage provision applicable to certain mortgage loans eligible for purchase or guarantee by the GSEs under the ability-to-repay, commonly referred to as the “GSE patch,” is scheduled to expire on the earlier of (i) the mandatory compliance date of the final rule amending the general qualified mortgage definition described above (which is July 1, 2021) or (ii) the date that the GSEs exit conservatorship. We cannot predict the impact of its expiration on the mortgage market. On April 27, 2021, the CFPB issued a final rule extending the mandatory compliance date of the General Qualified Mortgage Rule to October 1, 2022. It similarly extends expiration of the GSE patch to October 1, 2022 or the date the applicable GSE exits conservatorship, whichever happens first.
Various regulatory measures enacted in response to the COVID-19 pandemic affect mortgage servicing and could have a material adverse effect on our business and financial results. The Federal, state, or local governments may pass additional stimulus bills, foreclosure relief measures and may reinstate foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.
The CFPB Director has publicly stated that CFPB is carefully monitoring conditions in the mortgage market and taking steps to minimize avoidable foreclosures and address any compliance failures, including by conducting prioritized assessments, or targeted supervisory reviews, designed to obtain real-time information from mortgage servicers due to the elevated risk of consumer harm because of the COVID 19 pandemic. On June 28, 2021, the CFPB finalized amendments to the federal mortgage servicing regulations designed to support the housing market’s transition to post-pandemic operation. The rules established temporary special safeguards to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and took effect on August 31, 2021. On November 10, 2021, the Board of Governors of the Federal Reserve, the CFPB, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the state financial regulators (collectively, agencies) announced that they were discontinuing the more flexible supervisory approach announced in April 2020, concluding that servicers have had sufficient time to adjust their operations by, among other things, taking steps to work with consumers affected by the COVID-19 pandemic and developing more robust business continuity and remote work capabilities. CFPB’s December 2021 Supervisory Highlights shows, among other things, that CFPB is prioritizing compliance with Regulation Z and Regulation X, as well as unfair and deceptive acts or

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

practices prohibited by the CFPA. This enhanced scrutiny is likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

We may not be able to maintain compliance with laws and regulations applicable to our Residential Credit or MSR businesses.
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
We are subject to regulation by laws at the local, state and federal level, including securities and tax laws and financial accounting and reporting standards. These laws and regulations, as well as their interpretation, may be changed from time to time and result in enhanced disclosure obligations, including with respect to climate change or other environmental, social, or governance (“ESG”) topics, increasing our regulatory burden. Moreover, government efforts to address climate change may impact our business.
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
We have, and may in the future, sponsor, manage and serve as general partner and/or manager of new funds or investment accounts. Such sponsorship and management of, and investment in, such funds and accounts may involve risks not otherwise present with a direct investment in such funds’ and accounts’ target investments, including, for example:
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Loss of our Investment Company Act exemption from registration would adversely affect us.
We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act. We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus our interests in MSR and other real estate related assets.  The assets that we acquire, therefore, are limited by this provision of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act.
We rely on an SEC interpretation that “whole pool certificates” that are issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae (“Agency Whole Pool Certificates”) are Qualifying Real Estate Assets under Section 3(c)(5)(C). This interpretation was promulgated by the SEC staff in a no-action letter in the 1980s, was reaffirmed by the SEC in 1992 and has been commonly relied upon by mortgage REITs.
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
If the SEC changes its views regarding which securities are Qualifying Real Estate Assets or real estate related assets, adopts a contrary interpretation with respect to Agency Whole Pool Certificates or otherwise believes we do not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income, which could negatively affect the market price of shares of our capital stock and our ability to distribute dividends. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.  Our business will be materially and adversely affected if we fail to qualify for this exemption.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Our distribution requirements could adversely affect our ability to execute our business plan.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase Agency or non-Agency securities at a discount, we generally are required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity, and in some cases, potentially recognize the discount in taxable income once such amounts are reflected in our financial statements. If we do not have other funds available in these situations we could be required to (i) borrow funds on unfavorable terms, (ii) sell investments at disadvantageous prices, (iii) distribute our own stock, or (iv) distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid the corporate income tax and 4% excise tax in a particular year. Also, we or our subsidiaries may hold debt investments that could require subsequent modifications. If an amendment to an outstanding debt is a “significant modification” for U.S. federal income tax purposes, the modified debt may be deemed to have been reissued in a debt-for-debt taxable exchange with the borrower. This deemed reissuance could result in a portion of the modified debt not qualifying as a good REIT asset if the underlying security has declined in value, and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt. These scenarios could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our stock.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We may choose to pay dividends in our own stock.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities and may force us to liquidate otherwise attractive investments.
To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. Our ability to acquire and hold our investments is subject to the applicable REIT qualification tests. We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, U.S. Government securities and qualified real estate assets. The remainder of our investment in securities (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than U.S. Government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs.
Changes in the values or other features of our assets could cause inadvertent violations of the REIT requirements. If we fail to comply with the REIT requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. Additionally, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution.
Accordingly we may be unable to pursue investments that would be otherwise advantageous to us or be required to liquidate from our investment portfolio otherwise attractive investments if we feel it is necessary to satisfy the source-of-income, asset-diversification or distribution requirements for qualifying as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
The REIT provisions of the Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRSs. This could increase the cost of our hedging activities because our TRSs would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRSs generally will not provide any tax benefit, except for being carried forward potentially to offset taxable income in the TRSs for future periods.

The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
As of Q3 2021, we have disposed our interest in mezzanine loans and similar debt (including preferred equity investments that we treat as mezzanine loans for U.S. federal income tax purposes) through our prior commercial real estate business, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We acquired mezzanine loans or similar debt that may not have met all of the requirements of this safe harbor. In the event we owned a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could retroactively fail to maintain our qualification as a REIT.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

The tax on prohibited transactions limits our ability to engage in certain transactions.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. The U.S. federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to regulations and interpretations. Several recent proposals have been made that would make substantial changes to the U.S. federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. Future revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

Counterparty Risks
The soundness of our counterparties and other financial institutions could adversely affect us.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Investment and Market Related Risks
We may experience declines in the market value of our assets.
We may experience declines in the market value of our assets due to interest rate changes, deterioration of the credit of the borrower or counterparty, or other reasons described in other risk factors. These declines can result in fair value adjustments, impairments, decreases in reported asset and earnings, margin calls, liquidity risks, and other adverse impacts.

Investments in MSR may expose us to additional risks.
We invest in MSR and financial instruments whose cash flows are considered to be largely dependent on underlying MSR that either directly or indirectly act as collateral for the investment. We expect to increase our exposure to MSR-related investments in 2022. Generally, we have the right to receive certain cash flows from the owner of the MSR that are generated from the servicing fees and/or excess servicing spread associated with the MSR. Our investments in MSR-related assets expose us to risks associated with MSR, including the following:
•Investments in MSR are highly illiquid and subject to numerous restrictions on transfer and, as a result, there is risk that we would be unable to locate a willing buyer or get required approval to sell MSR in the future should we desire to do so.
•Our rights to the excess servicing spread are subordinate to the interests of Fannie Mae, Freddie Mac and Ginnie Mae, and are subject to extinguishment. Fannie Mae and Freddie Mac each require approval of the sale of excess servicing spreads pertaining to their respective MSR. We have entered into acknowledgment agreements or subordination of interest agreements with them, which acknowledge our subordinated rights.
•Changes in minimum servicing compensation for agency loans could occur at any time and could negatively impact the value of the income derived from MSR.
•The value of MSR is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. Accordingly, an increase in prepayments can result in a reduction in the value and income we may earn of our MSR related assets and negatively affect our profitability.
•While we have executed recapture agreements with our subservicers to attempt to retain the MSR investment resulting from a refinance transaction, the effectiveness of these efforts is impacted by borrower, subservicer, and unaffiliated lender behavior.
•Servicers are responsible for advancing the payment of principal, interest, and escrow items on mortgage loans when those payments are not timely made by the borrower (including during periods of forbearance) and the timing and amount of recovery of those advances is unpredictable.
•The ongoing impact of COVID-19 on the exposure resulting from loans that are delinquent, defaulted or in foreclosure. The federal CARES Act as well as various state laws and foreclosure and eviction moratoria have increased the cost and complexity of operational controls, expanded the scope and duration of loss mitigation options, and impacted the timing and process of foreclosure and foreclosure alternatives. These limitations can cause delayed or reduced collections and generally increase costs.
If we are not able to successfully manage these and other risks related to investing in MSR, it may adversely affect the value of our MSR-related assets.

Actions by the Federal Reserve may affect the price and returns of our assets.
The Federal Reserve owns approximately $2.6 trillion of Agency mortgage-backed securities as of December 31, 2021. Certain actions taken by the U.S. government, including the Federal Reserve, may have a negative a impact on our results. For example, rising short-term interest rates as the Federal Reserve lifts its monetary policy rate to slow the currently elevated rate of inflation may have a negative impact on our results. Meanwhile, any potential future reduction of the Federal Reserve’s balance sheet might lead to higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact Annaly’s portfolio.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

We invest in securities that are subject to mortgage credit risk.
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

A prolonged economic slowdown or declining real estate values could impair the assets we may own.
Our non-Agency mortgage-backed securities, mortgage loans, and MSR may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our assets and a decrease in revenues, net income and asset values.
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
In the event of a default on one of the residential mortgage loans that we hold in our portfolio or a mortgage loan underlying CRT or non-Agency mortgage-backed securities in our portfolio, we bear the risk of loss as a result of the potential deficiency between the value of the collateral and the debt owed, as well as the costs and delays of foreclosure or other remedies, and the costs of maintaining and ultimately selling a property after foreclosure. Delinquencies and defaults on mortgage loans for which we own the servicing rights will adversely affect the amount of servicing fee income we receive and may result in increased servicing costs and operational risks due to the increased complexity of servicing delinquent and defaulted mortgage loans.

Geographic concentration exposes investors to greater risk of default and loss.
Repayments by borrowers and the market value of the related assets could be affected by economic conditions generally or specific to geographic areas or regions of the United States, and concentrations of mortgaged residential properties in particular geographic areas may increase the risk that adverse economic or other developments (including events or conditions related to the COVID-19 pandemic) or natural or man-made disasters affecting a particular region of the country could increase the frequency and severity of losses on mortgage loans or other real estate debt secured by those properties.  From time to time, regions of the United States experience significant real estate downturns when others do not.  Regional economic declines or conditions in regional real estate markets could adversely affect the income from, and market value of, the mortgaged properties.  In addition, local or regional economies may be adversely affected to a greater degree than other areas of the country by developments affecting industries concentrated in such area.  A decline in the general economic condition in the region in which mortgaged properties securing the related mortgage loans are located would result in a decrease in consumer demand in the region, and the income from and market value of the mortgaged properties may be adversely affected.
Other regional factors – e.g., rising sea levels, earthquakes, floods, forest fires, hurricanes or changes in governmental rules (including rules related to the COVID-19 pandemic) or fiscal policies – also may adversely affect the mortgaged properties.  Assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, floods or hurricanes) than properties in other parts of the country and collateral properties located in coastal states may be more susceptible to hurricanes than properties in other parts of the country.  As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes. There can be no assurance that the economies in such impacted areas will recover sufficiently to support income producing real estate at pre-event levels or that the costs of the related clean-up will not have a material adverse effect on the local or national economy.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Our assets may become non-performing or sub-performing assets in the future.
Our assets may in the near or the long term become non-performing or sub-performing assets, which are subject to increased risks relative to performing assets. Residential mortgage loans may become non-performing or sub-performing for a variety of reasons that result in the borrower being unable to meet its debt service and/or repayment obligations, such as the underlying property being too highly leveraged or the financial distress of the borrower. Such non-performing or sub-performing assets may require a substantial amount of workout negotiations and/or restructuring, which may involve substantial cost and divert the attention of our management from other activities and may entail, among other things, a substantial reduction in interest rate, the capitalization of interest payments and/or a substantial write-down of the principal of the loan. Even if a restructuring were successfully accomplished, the borrower may not be able or willing to maintain the restructured payments or refinance the restructured loan upon maturity.
From time to time we may find it necessary or desirable to foreclose the liens of loans we acquire or originate, and the foreclosure process may be lengthy and expensive. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses to payment against us (such as lender liability claims and defenses) even when such assertions may have no basis in fact or law, in an effort to prolong the foreclosure action and force the lender into a modification of the loan or a favorable buy-out of the borrower’s position. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the resolution of our claims. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of a loan or a liquidation of the underlying property will further reduce the proceeds and thus increase our loss. Any such reductions could materially and adversely affect the value of the residential mortgage loans in which we invest.
It is anticipated that as a result of financial difficulties due to the COVID-19 pandemic, borrowers will continue to request forbearance or other relief with respect to their mortgage payments. In addition, across the country, moratoriums are or were in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. It is anticipated that other forbearance programs, foreclosure moratoriums or other programs or mandates will be imposed or extended, including those that will impact mortgage related assets. Continued moratoriums on foreclosures may significantly impair the servicer’s abilities or our ability to pursue loss mitigation strategies in a timely and effective manner.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

which could have a material adverse effect on our results of operations, financial condition and our ability to make distributions to our stockholders.

We may be required to repurchase residential mortgage loans or indemnify investors if we breach representations and warranties.
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

Our and our third party service providers’ and servicers’ due diligence of potential assets may not reveal all weaknesses in such assets.
Before acquiring a residential real estate debt asset, we will assess the strengths and weaknesses of the borrower, originator or issuer of the asset as well as other factors and characteristics that are material to the performance of the asset. In making the assessment and otherwise conducting customary due diligence, we will rely on resources available to us, including our third party service providers and servicers. This process is particularly important with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and assets. There can be no assurance that our due diligence process will uncover all relevant facts or that any asset acquisition will be successful.

When we foreclose on an asset, we may come to own the property securing the loan.
When we foreclose on a residential real estate asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a debt instrument secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all. If we foreclose on and come to own property, our financial performance and returns to investors could suffer.

Proposals to acquire mortgage loans by eminent domain may adversely affect the value of our assets.
Local governments have taken steps to consider how the power of eminent domain could be used to acquire residential mortgage loans. There can be no certainty whether any mortgage loans sought to be purchased will be mortgage loans held in securitization trusts and what purchase price would be paid for any such mortgage loans. Any such actions could have a material adverse effect on the market value of our mortgage-backed securities, mortgage loans and MSR. There is also no certainty as to whether any such action without the consent of investors would face legal challenge, and, if so, the outcome of any such challenge.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Subordinated tranches of non-Agency mortgage-backed securities are subordinate in right of payment to more senior securities.
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

We are subject to risks of loss from weather conditions, man-made or natural disasters and climate change.
To the extent that climate change impacts changes in weather patterns, assets in which we hold a direct or indirect interest could experience severe weather, including hurricanes, severe winter storms, and flooding due to increases in storm intensity and rising sea levels, among other effects that could impact house prices and housing-related costs and/or disrupt borrowers’ ability to pay their mortgage and or loan. Moreover, long term climate change could trigger extreme weather conditions that result in macroeconomic and demographic shifts. Over time, these conditions could result in repricing of the assets (land, property, securities) that we hold. There can be no assurance that climate change and severe weather will not have a material adverse effect on our financial performance.

Operational Risks
Inaccurate models or the data used by models may expose us to risk.
Given our strategies and the complexity of the valuation of our assets, we must rely heavily on analytical models (both proprietary models developed by us and those supplied by third parties) and information and data supplied by our third party vendors and servicers. Models and data are used to value assets or potential asset purchases and also in connection with hedging

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Some of the analytical models used by us, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by us may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods. Additionally, such models may be more prone to inaccuracies in light of the unprecedented conditions created by the COVID-19 pandemic. In particular, the economic, financial and related impacts of COVID-19 are and will be very difficult to model (including as related to the housing and mortgage markets), as the catalyst for these conditions (i.e., a global pandemic) is an event that is unparalleled in modern history and therefore is subject to wide variables, assumptions and inputs. Therefore, historical data used in analytical models may be less reliable in predicting future conditions. Further, the conditions created by COVID-19 have increased volatility across asset classes. Extreme volatility in any asset class, including real estate and mortgage-related assets, increases the likelihood of analytical models being inaccurate as market participants attempt to value assets that have frequent, significant swings in pricing.
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

We are highly dependent on information systems.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
We depend on a variety of services provided by third-party service providers related to our investments in MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our MSR to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
For example, any legislation or regulation intended to reduce or prevent foreclosures through, among other things, loan modifications may reduce the value of mortgage loans, including those underlying our MSR. Mortgage servicers may be required or otherwise incentivized by the Federal or state governments to pursue actions designed to assist mortgagors, such as loan modifications, forbearance plans and other actions intended to prevent foreclosure even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgage loans. Similarly, legislation delaying the initiation or completion of foreclosure proceedings on specified types of residential mortgage loans or otherwise limiting the ability of mortgage servicers to take actions that may be essential to preserve the value of the mortgage loans may also reduce the value of mortgage loans underlying our MSR. Any such limitations are likely to cause delayed or reduced collections from mortgagors and generally increase servicing costs. As a consequence of the foregoing matters, our business, financial condition and results of operations may be adversely affected.

Our investments in residential whole loans subject us to servicing-related risks.
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
Any failure by servicers to service these mortgages and related real estate owned (“REO”) properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing of the loans we purchase together with the related MSR (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.
A default by the mortgage servicer in its capacity as servicer and/or failure of the mortgage servicer to perform its obligations related to any MSR could result in a loss of value of servicing fees and/or excess servicing spread. Mortgage servicers are subject to extensive federal, state and local laws, regulations and administrative decisions and failure to comply with such regulations can expose the servicer to fines, damages and losses. In its capacity as servicer, mortgage servicers operate in a highly litigious industry that subject it to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

The performance of loans underlying our MSR related assets may be adversely affected by the performance of the related mortgage servicer.
The performance of the loans underlying our MSR related assets is subject to risks associated with inadequate or untimely servicing. If our mortgage servicers commit a material breach of their obligations as a servicer, we may be subject to damages if the breach is not cured within a specified period of time following notice. In addition, poor performance by a mortgage servicer may result in greater than expected delinquencies and foreclosures and losses on the mortgage loans underlying our MSR related assets. A substantial increase in our delinquency or foreclosure rate or the inability to process claims could adversely affect our ability to access the capital and secondary markets for our financing needs.

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

We are subject to reinvestment risk.
We are subject to reinvestment risk as a result of changes in interest rates. Declines in interest rates are generally accompanied by increased prepayments of mortgage loans, which in turn results in a prepayment of the related mortgage-backed securities. An increase in prepayments could result in the reinvestment of the proceeds we receive from such prepayments into lower yielding assets. Conversely, increases in interest rates are generally accompanied by decreased prepayments of mortgage loans, which could reduce our capital available to reinvest into higher-yielding assets.

Competition may affect ability and pricing of our target assets.
We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, technological, marketing and other resources than we do. Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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
•failure to realize the full benefits of an acquisition, including expected synergies, cost savings, or growth opportunities, within the anticipated timeframe or at all; and
•post-acquisition deterioration in an acquired business that could result in lower or negative earnings contribution and/or goodwill impairment charges.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. The decision to increase or decrease investments within a line of business may lead to additional risks and uncertainties. In addition, if a new or acquired business generates insufficient revenues or if we are unable to efficiently manage our expanded operations, our results of operations will be adversely affected. Our strategic initiatives may include joint ventures, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability for, losses or reputational damage relating to systems, controls and personnel that are not under our control.

Some of our investments, including those related to non-prime loans, involve credit risk.
Our current investment strategy includes seeking growth in our residential credit business. The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency mortgage-backed securities, residential whole loans, MSR and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities, MSR or on our residential whole loan investments may adversely

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments, MSR and other investment assets of lower credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.
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

We face possible increased instances of business interruption associated with the effects of climate change and severe weather.
The physical effects of climate change could have a material adverse effect on our operations. To the extent that climate change impacts changes in weather patterns, our operations could experience disruptions. There can be no assurance that climate change and severe weather will not have a material adverse effect on our operations.

If we are unable to attract, motivate and retain qualified talent, including our key personnel, it could materially and adversely affect us.
Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our highly-skilled employees, and particularly on our key personnel, including our executive officers. Our executive officers have extensive experience and strong reputations in the sectors in which we operate and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training our other key personnel, and arranging necessary financing. The departure of any of our executive officers or other key personnel, or our inability to attract, motivate and retain highly qualified employees at all levels of the firm in light of the intense competition for talent, could adversely affect our business, operating results or financial condition; diminish our investment opportunities; or weaken our relationships with lenders, business partners and industry personnel.

Other Risks
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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  As of December 31, 2021, we were not party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2022, we had 1,460,366,871 shares of common stock issued and outstanding which were held by approximately 548,855 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2021, we have paid full cumulative dividends on our preferred stock.

Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the five-year period ended December 31, 2021 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.
Five-Year Share Performance

250
225
200
175
150
125
100
75
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Annaly Capital Management, Inc.
S&P 500 Index
BBG REIT Index

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Annaly Capital Management, Inc.	100	132	122	131	134	138
S&P 500 Index	100	122	116	153	181	233
BBG REIT Index	100	120	117	144	112	132
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

Share Repurchase
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. The new share repurchase program replaces our previous $1.5 billion share repurchase program, which expired on December 31, 2021. No shares were repurchased with respect to this share repurchase program during the year ended December 31, 2021. As of December 31, 2021, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	The Total Number of Shares Purchased as Part of a Publicly Announced Repurchase Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plan (2)
	(dollars in thousands)
December 1, 2021 - December 31, 2021	6,698	$8.46	—	$1,500,000
Total	6,698		—	$1,500,000

(1) Represents shares acquired in satisfaction of the tax withholding obligations on stock-based awards granted under our equity incentive plans during the three months ended December 31, 2021.
(2) Excludes commission costs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 6. Selected Financial Data

ITEM 6. [Reserved]

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this annual report, and certain statements contained in our future filings with the the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions (and our outlook for our business in light of these conditions, which is uncertain); changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; operational risks or risk management failures by us or critical third parties, including cybersecurity incidents; our ability to grow our residential credit business; our ability grow our middle market lending business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, and corporate debt; risks related to investments in mortgage-servicing rights (“MSR”); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q or current reports on Form 8-K. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

All references to “Annaly,” “we,” “us,” or “our” mean Annaly Capital Management, Inc. and all entities owned by us, except where it is made clear that the term means only the parent company.  Refer to the section titled “Glossary of Terms” located at the end of this Item 7 for definitions of commonly used terms in this annual report on Form 10-K.

This section of our Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	51
Recent Developments	51
Business Environment and COVID-19	51
Economic Environment	52
London Interbank Offered Rate (“LIBOR”) Transition Working Group	59
Results of Operations	54
Net Income (Loss) Summary	55
Non-GAAP Financial Measures	55
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity	56
Premium Amortization Expense	58
Economic leverage and economic capital ratios	58
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	60
Experienced and Projected Long-term CPR	60
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities	61
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	62
Realized and Unrealized Gains (Losses)	62
Other Income (Loss)	63
General and Administrative Expenses	64
Return on Average Equity	64
Unrealized Gains and Losses - Available-for-Sale Investments	64
Financial Condition	66
Residential Securities	66
Contractual Obligations	69
Off-Balance Sheet Arrangements	69
Capital Management	69
Stockholders’ Equity	70
Capital Stock	70
Leverage and Capital	71
Risk Management	71
Risk Appetite	71
Governance	72
Description of Risks	73
Capital, Liquidity and Funding Risk Management	74
Funding	74
Excess Liquidity	75
Maturity Profile	76
Stress Testing	78
Liquidity Management Policies	78
Investment/Market Risk Management	79
Credit Risk Management	79
Counterparty Risk Management	80
Operational Risk Management	81
Compliance, Regulatory and Legal Risk Management	81
Critical Accounting Estimates	82
Valuation of Financial Instruments	82
Residential Securities	82
Residential Mortgage Loans	83
MSR	83
Interest Rate Swaps	83
Revenue Recognition	83
Consolidation of Variable Interest Entities	84
Use of Estimates	84
Glossary of Terms	85

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

Recent Developments
Sale of Commercial Real Estate Business
On March 25, 2021, we announced that we entered into a definitive agreement to sell our Commercial Real Estate (“CRE”) business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”). The transaction represents the sale of substantially all of the assets that comprise our CRE business, which include equity interests, loan assets and associated liabilities and commercial mortgage-backed securities (other than commercial CRTs). Certain employees who primarily supported the CRE business joined Slate in connection with the sale. During the year ended December 31, 2021, the majority of assets held for sale and the associated liabilities were transferred to Slate with the remaining assets expected to be transferred by the end of the first quarter of 2022, subject to regulatory approvals. Revenues and expenses associated with the CRE business will be reflected in our results of operations and key financial metrics through closing. Refer to the “Sale of Commercial Real Estate Business” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules for additional information related to the transaction.
.
Business Environment and COVID-19
Financial markets have seen challenging conditions in recent months as the robust performance of the U.S. economy has made it evident that a withdrawal of pandemic era stimulus is imminent. Strong consumption and investment activity helped the U.S. economy record the best annual growth in nearly forty years in 2021. Meanwhile, the labor market has seen a rapid recovery as employers added 6.7 million jobs last year and the unemployment rate fell to 3.9 percent in December 2021. Stimulus measures have helped this rapid recovery, which has also spurred inflation to generational highs, as seen in December when the consumer price index reached 7.0% year-over-year. Although much of this increase in prices was initially considered temporary, ongoing elevated price gains across various categories of goods and services raise the risk inflation could persist for some time.
Accordingly, current macroeconomic conditions have led to a meaningful shift by the Federal Reserve (“Fed"), which now views less accommodative monetary policy as the primary way to ensure both parts of its mandate – full employment and stable prices – are being met. In November, the Fed announced a reduction of its asset purchases, which up to that point had been running at a monthly pace of $120 billion per month across U.S. Treasuries and Agency MBS. At the December Federal Open Market Committee (“FOMC”) meeting, the Fed accelerated the slowdown in its asset purchases, in turn signaling a complete stop in March 2022. In addition, the Fed has signaled increases in the Federal Funds Target Rate (“Fed Funds Rate”) beginning in 2022 and an earlier introduction of balance sheet runoff to stem inflationary pressures. Interest rate markets now expect at least five 25 basis point rate hikes in 2022 and balance sheet runoff to begin in the summer months at a pace faster than the 2017 balance sheet runoff of $50 billion per month. This notable shift in expectations has led to a tightening of financial conditions and an underperformance of assets most closely tied to monetary policy, best seen in the spread widening in Agency MBS in recent weeks.
In this environment, Annaly generated a negative tangible economic return of 2.4% during the fourth quarter and 0.0% for the full year 2021. Agency MBS spreads widened in light of an increasingly negative supply and demand picture, with the Fed turning from the largest net buyer of Treasuries and agency MBS to a potential seller in the near future. In anticipation of wider spreads, we managed the portfolio to decrease leverage and optimize our asset allocation, with total assets decreasing by approximately $12.4 billion to $89.2 billion during 2021. In conjunction, economic leverage declined from 6.2x to 5.7x, marking the lowest leverage level since 2015. The defensive leverage profile is further supported by low capital structure leverage and minimal asset-level structural leverage, as highly liquid Agency-MBS makes up the majority of Annaly’s portfolio. Moreover, the firm has substantial liquidity with $9.3 billion of unencumbered assets, up $600 million year-over-year. Finally, Annaly remains conservatively hedged to mitigate interest rate risk - with a year-end hedge ratio of 95% and expect to remain close to fully hedged for at least the near term. The portfolio continued to perform strongly, generating GAAP net income of $1.60 for the year and earnings available for distribution of $1.16 which exceeded our aggregate dividend of $0.88 per share.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Allocation to Annaly’s credit businesses increased by approximately 10 percentage points to 32% in 2021 as prospective returns and the strong U.S. economy continued to favor credit. This was a transformative year for Annaly marked by the sale of our Commercial Real Estate business, the launch of our Mortgage Servicing Rights platform and the expansion of our residential credit business. The collective impact of these initiatives has increased our presence throughout the residential housing finance market, enhancing our ability us to allocate capital effectively wherever returns are most attractive.
Our MSR business had a strong year with assets increasing over $500 million throughout 2021 to $645 million. We successfully established our MSR platform last year through the addition of key hires, procurement of strategic partnerships and buildout of the operations and infrastructure necessary to scale the business efficiently. As a result of these efforts, we have ended the year as the fifth largest bulk buyer of MSR.
Meanwhile, we continue to see significant growth from our Residential Credit group, which grew assets by nearly 90% last year. This growth was enhanced by the launch of our residential whole loan correspondent channel, which expanded our whole loan sourcing capabilities through the addition of new strategic partners and product offerings. Altogether, these efforts helped drive the group’s record $4.5 billion in whole loan originations last year. Annaly’s subsidiary Onslow Bay remains a programmatic issuer of securitizations - pricing 13 whole loan securitizations totaling $5.3 billion since the beginning of last year and was the fourth largest non-bank issuer of prime jumbo and expanded prime MBS over the last two years. With housing fundamentals expected to stay strong, residential credit should remain a key driver of our overall portfolio growth in the year ahead.
Lastly, our middle market lending platform continues to demonstrate its differentiated strategy with over $1.5 billion in originations throughout 2021 and a strong credit profile with no loans on non-accrual. The close of Annaly’s inaugural private middle-market lending focused closed-end fund allowed for increased capital allocation flexibility to further scale the business and provides recurring fee revenue to the REIT. Notably, fund proceeds have already been deployed at approximately $450 million of assets.
Earnings available for distribution is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to its most directly comparable GAAP results.
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
Historical tabletop exercises have included use of CDC Influenza Pandemic exercise materials. That exercise documented our response and possible impacts to a variety of scenarios, including those in which “shelter in place orders” were required and response/ impact assessments to those scenarios. Regular meetings were commenced to implement and review active internal and external communications planning. These exercises, along with regulatory and industry guidance, informed our staged response to the conditions created by COVID-19. In response to COVID-19, our employees largely worked remotely in the first half of 2021 and transitioned to a hybrid model in the second half of 2021 with employees returning to the office on a periodic basis following federal, state and local guidance. At the present, we expect employees to return to the office more regularly starting in the first quarter of 2022 subject to guidance from federal, state and local authorities. For additional information about our response to COVID-19, refer to the section titled “Human Capital” of Part I, Item 1. “Business.”
Economic Environment
The COVID-19 pandemic continued to provide meaningful challenges to the global economy in 2021. However, U.S. economic growth rebounded sharply as the development and deployment of vaccines and better COVID-19 treatment methods reduced the impact of the virus on economic activity. Combined with the provision of significant fiscal stimulus and easy monetary policy, consumption and investment activity rebounded sharply from their depressed levels immediately following the onset of the pandemic. After registering year-over-year real growth in U.S. gross domestic product (“GDP”) of 5.7% for 2021, marking the highest real output growth since 1984, real output levels now exceed aggregate output at the end of 2019 by 3.1%.
Of note, a large share of the growth has been driven by real goods consumption, which has risen 12.1% year-over-year in 2021 as consumers opted to spend increased amounts on cars, furniture, recreational goods and similar items. Services consumption, meanwhile, has seen improvements at a slower rate as COVID-19 restrictions have continued to limit travel and entertainment.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Private investment activity, meanwhile, rose 7.7% year-over-year on improved activity in structures, equipment, and residential sectors.
In line with economic activity, the labor market has seen a meaningful improvement over the course of 2021, with employers hiring an aggregate 6.7 million workers, leading the unemployment rate to decline 2.8 percentage points. This marks one of the largest improvements in the labor market in at least 50 years. At the current level of 3.9 percent, the unemployment rate is below the Federal Reserve’s estimate of the non-accelerating inflation rate of unemployment (“NAIRU”) according to the latest Summary of Economic Projections published following the Federal Open Market Committee meeting held in December 2021. This suggests that meaningful further employment gains are likely only possible at higher rates of wage compensation, although wage gains have been robust in 2021 already. The closely tracked Employment Cost Index rose 4.0% year-over-year in the fourth quarter, up from 2.5% year-over-year in the fourth quarter of 2020. This marks one of the fastest accelerations in wage growth in recent years as workers demanded higher wages, particularly in the highly sought after, lower paid service sector. More broadly, the economy saw a record number of job openings in 2021 as demand for workers soared in the reopening economy. Unfortunately for many businesses, many workers have not reengaged in the labor market during the pandemic as the labor force participation rate – the share of people either working or actively looking for a job as share of the population – remains meaningfully below rates seen ahead of the pandemic. Although adverse demographic trends, such as an aging society, have put downward pressure on the labor force participation rate over a long period of time, the pandemic has accelerated this trend.
Inflation has been a major surprise in 2021. Although year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”) measured 1.3% in December 2020, well below the Fed’s 2% target, headline PCE rose to 5.8% year-over-year in December 2021. The meaningful acceleration in inflation has been driven by higher inflation in consumer goods. For example, goods excluding foods and energy have contributed 18 basis points to the monthly changes in the consumer price index during 2021, meaningfully higher than the 0.2 basis points contribution to monthly changes in the period between 2016 and 2020. The sharp rise in goods prices has been driven by households, who are beneficiaries of healthy balance sheets and sharply rising asset and house prices. This has in turn led to strong demand for cars, furniture, recreational goods and similar items. Services inflation, meanwhile, has been more muted, though sectors that saw strong demand as the pandemic receded, such as travel, and shelter inflation have been increasing.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. As the pandemic continued to impact the U.S. economy in meaningful ways, the Fed continued its easy monetary policy for much of the year in a successful attempt to reinvigorate the labor market following the sharp rise in unemployment in 2020. The target range for the Federal Funds rate was kept at 0.0% - 0.25% for all of 2021, while simultaneously purchasing assets at a pace of $80 billion per month in Treasury securities and $40 billion per month in agency MBS between January and October 2021. The Fed announced a slowdown in the pace of its asset purchases at the November Federal Open Market Committee meeting, effectively signaling a gradual end to the asset purchases.
During the year ended December 31, 2021, yields on the 10-year U.S. Treasury note rose by 60 bps primarily in the first half of the year as better economic prospects lead investors to reassess the level of interest rates. Given high levels of inflation, the vast majority of the repricing has been driving by inflation compensation, as investors require higher compensation in times when rising inflation erodes their bond market returns. Meanwhile, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened gradually over the course of the year, ending the year 13 bps wider than at the end of 2020.
The following table below presents interest rates and spreads at each date presented:

	As of December 31,
	2021	2020	2019
30-Year mortgage current coupon	2.07%	1.34%	2.71%
Mortgage basis	56 bps	43 bps	79 bps
10-Year U.S. Treasury rate	1.51%	0.91%	1.92%
LIBOR
1-Month	0.10%	0.14%	1.76%
6-Month	0.34%	0.26%	1.91%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
London Interbank Offered Rate (“LIBOR”) Transition Working Group
The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate.

We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure; review contracts; assess impact to our business; process and technology and define a communication strategy with shareholders; regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability. Similar to the rest of the market, the bulk of our exposure is in derivatives contracts. Certain contracts, such as interest rate swaps, have an orderly market transition already in process, whereas other contracts, such as loan agreements, require bilateral amendments and adequate time left to resolve. The State of New York approved legislative solutions for contracts such as residential whole loans that are governed by New York state law, although more legislative work is needed at the federal level. We are supportive of the potential legislative solutions at the state and federal level. We are considering all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. As of December 31, 2021, we had $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date. See the risk factor titled “The discontinuation of LIBOR may affect our results” in Part I, Item 1A “Risk Factors” for additional information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2021, 2020 and 2019.

	As of and for the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share data)
Interest income	$1,983,036	$2,229,625	$3,787,297
Interest expense	249,243	899,112	2,784,875
Net interest income	1,733,793	1,330,513	1,002,422
Realized and unrealized gains (losses)	795,195	(2,062,824)	(3,011,127)
Other income (loss)	57,981	36,311	106,547
Less: Total general and administrative expenses	186,014	222,195	271,768
Income (loss) before income taxes	2,400,955	(918,195)	(2,173,926)
Income taxes	4,675	(28,423)	(10,835)
Net income (loss)	2,396,280	(889,772)	(2,163,091)
Less: Net income (loss) attributable to noncontrolling interests	6,384	1,391	(226)
Net income (loss) attributable to Annaly	2,389,896	(891,163)	(2,162,865)
Less: Dividends on preferred stock	107,532	142,036	136,576
Net income (loss) available (related) to common stockholders	$2,282,364	$(1,033,199)	$(2,299,441)
Net income (loss) per share available (related) to common stockholders
Basic	$1.60	$(0.73)	$(1.60)
Diluted	$1.60	$(0.73)	$(1.60)
Weighted average number of common shares outstanding
Basic	1,427,426,079	1,414,659,439	1,434,912,682
Diluted	1,428,569,003	1,414,659,439	1,434,912,682
Other information
Investment portfolio at period-end	$74,792,041	$86,403,446	$127,402,106
Average total assets	$81,925,499	$99,663,704	$123,202,411
Average equity	$13,728,352	$14,103,589	$15,325,340
GAAP leverage at period-end (1)	4.7:1	5.1:1	7.1:1
GAAP capital ratio at period-end (2)	17.2%	15.9%	12.1%
Annualized return on average total assets	2.92%	(0.89)%	(1.76)%
Annualized return on average equity	17.45%	(6.31)%	(14.11)%
Net interest margin (3)	2.28%	1.46%	0.83%
Average yield on interest earning assets (4)	2.61%	2.44%	3.15%
Average GAAP cost of interest bearing liabilities (5)	0.37%	1.09%	2.57%
Net interest spread	2.24%	1.35%	0.58%
Weighted average experienced CPR for the period	23.7%	20.2%	12.7%
Weighted average projected long-term CPR at period-end	12.7%	16.4%	13.9%
Common stock book value per share	$7.97	$8.92	$9.66
Non-GAAP metrics (6)
Interest income (excluding PAA)	$2,040,194	$2,645,069	$4,042,191
Economic interest expense (5)	$525,385	$1,106,989	$2,433,500
Economic net interest income (excluding PAA)	$1,514,809	$1,538,080	$1,608,691
Premium amortization adjustment cost (benefit)	$57,158	$415,444	$254,894
Earnings available for distribution (7)	$1,768,391	$1,696,167	$1,575,396
Earnings available for distribution per common share	$1.16	$1.10	$1.00
Annualized EAD return on average equity (excluding PAA)	12.90%	12.03%	10.28%
Economic leverage at period-end (1)	5.7:1	6.2:1	7.2:1
Economic capital ratio at period-end (2)	14.4%	13.6%	12.0%
Net interest margin (excluding PAA) (3)	2.02%	1.74%	1.32%
Average yield on interest earning assets (excluding PAA) (4)	2.68%	2.90%	3.36%
Average economic cost of interest bearing liabilities (5)	0.79%	1.34%	2.25%
Net interest spread (excluding PAA)	1.89%	1.56%	1.11%
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

GAAP
Net income (loss) was $2.4 billion, which includes $6.4 million attributable to noncontrolling interests, or $1.60 per average basic common share, for the year ended December 31, 2021 compared to ($0.9) billion, which includes $1.4 million attributable to noncontrolling interests, or ($0.73) per average basic common share, for the same period in 2020. We attribute the majority of the change in net income (loss) to favorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps, net unrealized gains (losses) on instruments measured at fair value through earnings and net interest income, partially offset by unfavorable changes in Net gains (losses) on disposal of investments and other and Net gains (losses) on other derivatives and financial instruments. Net unrealized gains (losses) on interest rate swaps was $2.2 billion for the year ended December 31, 2021 compared to ($0.9) billion for the same period in 2020. Realized losses on termination or maturity of interest rate swaps was ($1.2) billion for the year ended December 31, 2021 compared to ($1.9) billion for the same period in 2020. Net unrealized gains (losses) on instruments measured at fair value through earnings for the year ended December 31, 2021 was $183.7 million compared to ($303.0) million for the same period in 2020. Net interest income for the year ended December 31, 2021 was $1.7 billion compared to $1.3 billion for the same period in 2020. Net gains (losses) on disposal of investments and other was ($62.7) million for the year ended December 31, 2021 compared to $661.5 million for the same period in 2020. Net gains (losses) on other derivatives and financial instruments was $121.7 million for the year ended December 31, 2021 compared to $756.3 million for the same period in 2020. Refer to the section titled “Realized and Unrealized Gains (Losses)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $1.8 billion, or $1.16 per average common share, for the year ended December 31, 2021, compared to $1.7 billion, or $1.10 per average common share, for the same period in 2020. The changes in earnings available for distribution for the year ended December 31, 2021 compared to the same period in 2020 were primarily due to lower interest expense from lower borrowing rates and average interest bearing liabilities, and higher TBA dollar roll income, partially offset by lower coupon income resulting from lower average interest earning assets and an unfavorable change in the net interest component of interest rate swaps.

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
•economic leverage;
•economic capital ratio;
•interest income (excluding PAA);

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands, except per share data)
GAAP net income (loss)	$2,396,280	$(889,772)	$(2,163,091)
Net income (loss) attributable to noncontrolling interests	6,384	1,391	(226)
Net income (loss) attributable to Annaly	2,389,896	(891,163)	(2,162,865)
Adjustments to exclude reported realized and unrealized (gains) losses
Realized (gains) losses on termination or maturity of interest rate swaps	1,236,349	1,917,628	1,442,964
Unrealized (gains) losses on interest rate swaps	(2,198,486)	904,532	1,210,276
Net (gains) losses on disposal of investments and other	62,705	(661,513)	47,944
Net (gains) losses on other derivatives and financial instruments	(121,735)	(756,305)	680,770
Net unrealized (gains) losses on instruments measured at fair value through earnings	(183,663)	303,024	(36,021)
Loan loss provision (1)	(148,632)	151,188	16,569
Business divestiture-related (gains) losses	278,559	—	—
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (2)	15,225	39,108	40,058
Non-EAD (income) loss allocated to equity method investments (3)	(10,930)	22,493	21,385
Transaction expenses and non-recurring items (4)	5,579	11,293	19,284
Income tax effect of non-EAD income (loss) items	13,325	(17,603)	(5,961)
TBA dollar roll income and CMBX coupon income (5)	445,768	355,547	123,818
MSR amortization (6)	(72,727)	(97,506)	(77,719)
Plus:
Premium amortization adjustment cost (benefit)	57,158	415,444	254,894
Earnings available for distribution (7)	1,768,391	1,696,167	1,575,396
Dividends on preferred stock	107,532	142,036	136,576
Earnings available for distribution attributable to common stockholders (7)	$1,660,859	$1,554,131	$1,438,820
GAAP net income (loss) per average common share	$1.60	$(0.73)	$(1.60)
Earnings available for distribution per average common share (7)	$1.16	$1.10	$1.00
GAAP return (loss) on average equity	17.45%	(6.31)%	(14.11)%
EAD return on average equity (excluding PAA) (7)	12.90%	12.03%	10.28%
(1) Includes ($3.6) million and $3.6 million of loss provision (reversal) on the Company’s unfunded loan commitments for the years ended December 31, 2021 and 2020, respectively, which is reported in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
(2) Includes depreciation and amortization expense related to equity method investments.
(3) The Company excludes non-EAD (income) loss allocated to equity method investments, which represents the unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other income (loss).
(4) Includes costs incurred in connection with securitizations of residential whole loans. The year ended December 31, 2020 also includes costs incurred in connection with the Company’s management internalization, the CEO search process and a securitization of Agency mortgage-backed securities. The year ended December 31, 2019 also includes costs incurred in connection with the securitization of commercial loans and Agency mortgage-backed securities.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $5.2 million, $5.8 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Premium amortization expense	$760,818	$1,375,461	$1,113,786
Less: PAA cost (benefit)	57,158	415,444	254,894
Premium amortization expense (excluding PAA)	$703,660	$960,017	$858,892

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	December 31, 2021	December 31, 2020
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$54,769,643	$64,825,239
Other secured financing	903,255	917,876
Debt issued by securitization vehicles	5,155,633	5,652,982
Participations issued	1,049,066	39,198
Mortgages payable	—	426,256
Debt included in liabilities of disposal group held for sale	112,144	—
Total GAAP debt	$61,989,741	$71,861,551
Less Non-Recourse Debt:
Credit facilities (1)	(903,255)	(887,455)
Debt issued by securitization vehicles	(5,155,633)	(5,652,982)
Participations issued	(1,049,066)	(39,198)
Mortgages payable	—	(426,256)
Non-recourse debt included in liabilities of disposal group held for sale	(112,144)	—
Total recourse debt	$54,769,643	$64,855,660
Plus / (Less):
Cost basis of TBA and CMBX derivatives	20,690,768	20,780,913
Payable for unsettled trades	147,908	884,069
Receivable for unsettled trades	(2,656)	(15,912)
Economic debt (2)	$75,605,663	$86,504,730
Total equity	$13,195,325	$14,021,796
Economic leverage ratio (2)	5.7:1	6.2:1

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

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	December 31, 2021	December 31, 2020
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$76,764,064	$88,455,103
Less:
Gross unrealized gains on TBA derivatives (1)	(52,693)	(96,109)
Debt issued by securitization vehicles (2)	(5,155,633)	(5,652,982)
Plus:
Implied market value of TBA derivatives	20,338,633	20,373,197
Total economic assets (3)	$91,894,371	$103,079,209
Total equity	$13,195,325	$14,021,796
Economic capital ratio (3)(4)	14.4%	13.6%

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the years ended December 31, 2021 and December 31, 2020.
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
The following tables present a reconciliation of GAAP interest income and interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) (1)
For the years ended	(dollars in thousands)
December 31, 2021	$1,983,036	$57,158	$2,040,194
December 31, 2020	$2,229,625	$415,444	$2,645,069
December 31, 2019	$3,787,297	$254,894	$4,042,191
(1) Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense (1)	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income (1)	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) (1)
For the years ended	(dollars in thousands)
December 31, 2021	$249,243	$276,142	$525,385	$1,733,793	$276,142	$1,457,651	$57,158	$1,514,809
December 31, 2020	$899,112	$207,877	$1,106,989	$1,330,513	$207,877	$1,122,636	$415,444	$1,538,080
December 31, 2019	$2,784,875	$(351,375)	$2,433,500	$1,002,422	$(351,375)	$1,353,797	$254,894	$1,608,691
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

	Experienced CPR (1)	Long-term CPR (2)
For the years ended
December 31, 2021	23.7%	12.7%
December 31, 2020	20.2%	16.4%
December 31, 2019	12.7%	13.9%
(1) For the years ended December 31, 2021, 2020 and 2019, respectively. (2) At December 31, 2021, 2020 and 2019, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) (2)	Average Yield on Interest Earning Assets (excluding PAA) (2)	Average Interest Bearing Liabilities	Economic Interest Expense (2)(3)	Average Economic Cost of Interest Bearing Liabilities (2)(3)	Economic Net Interest Income (excluding PAA) (2)	Net Interest Spread (excluding PAA) (2)
For the years ended	(dollars in thousands)
December 31, 2021	$76,079,589	$2,040,194	2.68%	$66,607,057	$525,385	0.79%	$1,514,809	1.89%
December 31, 2020	$91,198,821	$2,645,069	2.90%	$82,719,182	$1,106,989	1.34%	$1,538,080	1.56%
December 31, 2019	$120,389,507	$4,042,191	3.36%	$108,355,575	$2,433,500	2.25%	$1,608,691	1.11%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) (1)	TBA Dollar Roll and CMBX Coupon Income (2)	Economic Interest Expense (1)	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) (1)
For the years ended		(dollars in thousands)
December 31, 2021	$2,040,194	445,768	(525,385)	$1,960,577	$76,079,589	21,131,344	$97,210,933	2.02%
December 31, 2020	$2,645,069	355,547	(1,106,989)	$1,893,627	$91,198,821	17,442,023	$108,640,844	1.74%
December 31, 2019	$4,042,191	123,818	(2,433,500)	$1,732,509	$120,389,507	10,953,117	$131,342,624	1.32%
(1) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(2) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on other derivatives and financial instruments. CMBX coupon income totaled $5.2 million, $5.8 million and $4.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense (1)(2)	Average Economic Cost of Interest Bearing Liabilities (2)	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the years ended	(dollars in thousands)
December 31, 2021	$66,607,057	$61,877,597	$525,385	0.79%	0.10%	0.20%	(0.10%)	0.69%	0.59%
December 31, 2020	$82,719,182	$71,435,295	$1,106,989	1.34%	0.52%	0.69%	(0.17%)	0.82%	0.65%
December 31, 2019	$108,355,575	$111,819,229	$2,433,500	2.25%	2.22%	2.32%	(0.10%)	0.03%	(0.07%)
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.
(2) Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.

2021 Compared with 2020
Economic interest expense decreased by $581.6 million for the year ended December 31, 2021 compared to the same period in 2020. The change was due to lower borrowing rates and decreases in average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was ($276.1) million for the year ended December 31, 2021 compared to ($207.9) million for the same period in 2020.
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
At December 31, 2021 and 2020, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Realized and Unrealized Gains (Losses)
Realized and unrealized gains (losses) is comprised of net gains (losses) on interest rate swaps, net gains (losses) on disposal of investments and other, net gains (losses) on other derivatives and financial instruments, and net unrealized gains (losses) on instruments measured at fair value through earnings. These components of realized and unrealized gains (losses) for the years ended December 31, 2021, 2020 and 2019 were as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	For the Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Net gains (losses) on interest rate swaps (1)	$685,995	$(3,030,037)	$(2,301,865)
Net gains (losses) on disposal of investments and other	(62,705)	661,513	(47,944)
Net gains (losses) on other derivatives and financial instruments	121,735	756,305	(680,770)
Net unrealized gains (losses) on instruments measured at fair value through earnings	183,663	(303,024)	36,021
Loan loss provision	145,066	(147,581)	(16,569)
Business divestiture-related gains (losses)	(278,559)	—	—
Total	$795,195	$(2,062,824)	$(3,011,127)

(1) Includes the net interest component of interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps and unrealized gains (losses) on interest rate swaps.
2021 Compared with 2020
Net gains (losses) on interest rate swaps for the year ended December 31, 2021 was $686.0 million compared to ($3.0) billion for the same period in 2020, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $2.2 billion for the year ended December 31, 2021, reflecting a rise in forward interest rates during the period, compared to ($0.9) billion for the same period in 2020, reflecting a decline in forward interest rates during the earlier period. Realized gains (losses) on termination or maturity of interest rate swaps was ($1.2) billion resulting from the termination or maturity of interest rate swaps with a notional amount of $30.9 billion for the year ended December 31, 2021 compared to ($1.9) billion resulting from the termination or maturity of interest rate swaps with a notional amount of $104.1 billion for the same period in 2020.
Net gains (losses) on disposal of investments and other was ($62.7) million for the year ended December 31, 2021 compared with $661.5 million for the same period in 2020. For the year ended December 31, 2021, we disposed of Residential Securities with a carrying value of $11.5 billion for an aggregate net loss of ($3.1) million. For the same period in 2020, we disposed of Residential Securities with a carrying value of $51.8 billion for an aggregate net gain of $637.0 million and we recognized a realized gain of $104.8 million as a result of deconsolidating a multifamily VIE.
Net gains (losses) on other derivatives and financial instruments was $121.7 million for the year ended December 31, 2021 compared to $756.3 million for the same period in 2020. The change in net gains (losses) on other derivatives and financial instruments was primarily comprised of changes in net gains (losses) on TBA derivatives, which was ($401.7) million for the year ended December 31, 2021 compared to $985.4 million for the same period in 2020, and interest rate swaptions, which was ($76.0) million for the year ended December 31, 2021 compared to $58.0 million for the same period in 2020, partially offset by the change in net gains (losses) on futures contracts, which was $582.3 million for the year ended December 31, 2021 compared to ($280.1) million for the same period in 2020.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $183.7 million for the year ended December 31, 2021 compared to ($303.0) million for the same period in 2020, primarily due to favorable changes in unrealized gains (losses) on MSR, including Interests in MSR, of $275.8 million, securitized commercial loans of $268.4 million, residential securitized debt of consolidated VIEs of $88.5 million and securitized debt of consolidated VIEs backed by Agency mortgage-backed securities of $59.7 million, partially offset by an unfavorable change in commercial securitized debt of consolidated VIEs of ($211.6) million for the year ended December 31, 2021 compared to the same period in 2020.
For the year ended December 31, 2021, a loan loss (provision) reversal of $145.1 million was recorded on commercial mortgage and corporate loans compared to ($147.6) million for the same period in 2020. Refer to the “Loans” Note located within Item 15 for additional information related to these loan loss provisions.
For the year ended December 31, 2021, a business divestiture-related gain (loss) of ($278.6) million was recorded on the sale of our CRE business to Slate. There was no comparative transaction for the same period in 2020. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 15 for additional information related to to the transaction.

Other Income (Loss)
Other income (loss) includes certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, operating costs as well as depreciation and amortization expense, net servicing income on MSR, brokerage and commission fees, due diligence costs and securitization expenses. We also report in Other income (loss) items

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. Prior to the closing of the Company's management internalization transaction (the "Internalization") on June 30, 2020, G&A also consisted of management fees paid to Annaly Management Company LLC (our “Former Manager”). Beginning with the quarter ended June 30, 2021, we began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation with Other general and administrative expenses for the three months ended March 31, 2021 adjusted downward by $1.8 million and for the years ended December 31, 2020 and 2019 adjusted downward by $17.0 million and $29.9 million, respectively. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.

G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the years ended	(dollars in thousands)
December 31, 2021	$186,014	0.23%	1.35%
December 31, 2020	$222,195	0.22%	1.58%
December 31, 2019	$271,768	0.22%	1.77%
(1) Includes $2.9 million of costs incurred in connection with the Company’s management internalization and costs incurred in connection with the CEO search process for the year ended December 31, 2020. Excluding these transaction costs, G&A expenses as a percentage of average total assets and as a percentage of average equity were 0.22% and 1.55%, respectively, for the year ended December 31, 2020.

2021 Compared with 2020
G&A expenses decreased $36.2 million to $186.0 million for the year ended December 31, 2021 compared to the same period in 2020. The change was largely attributable to lower professional fees, lower compensation costs due to the sale of the CRE business and cost savings generated from the Company’s management internalization, which closed on June 30, 2020, during the year ended December 31, 2021 compared with the same period in 2020.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Realized and Unrealized Gains and Losses/Average Equity (2)	Other Income (Loss)/Average Equity	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2021	10.62%	7.80%	0.42%	(1.35%)	(0.04%)	17.45%
December 31, 2020	7.96%	(13.15%)	0.26%	(1.58%)	0.20%	(6.31%)
December 31, 2019	8.83%	(21.93%)	0.69%	(1.77%)	0.07%	(14.11%)
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

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Unrealized gain	$1,444,434	$3,378,523
Unrealized loss	(486,024)	(4,188)
Accumulated other comprehensive income (loss)	$958,410	$3,374,335

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
The fair value of these securities being less than amortized cost at December 31, 2021 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency mortgage-backed securities have an actual or implied credit rating that is the same as the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Financial Condition
Total assets were $76.8 billion and $88.5 billion at December 31, 2021 and 2020, respectively. The change was primarily due to a decrease in Agency mortgage-backed securities, including assets transferred or pledged to securitization vehicles, of $13.6 billion and commercial real estate debt investments, including assets transferred or pledged to securitization vehicles, of $1.7 billion, partially offset by an increase in residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $4.2 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2021:

	Residential		Commercial
	Agency MBS and MSR	Residential Credit (1)	Commercial Real Estate (2)	Corporate Debt	Total
Assets	(dollars in thousands)
Fair value/carrying value	$61,729,356	$10,369,051	$692,169	$1,968,991	$74,759,567
Implied market value of derivatives (3)	20,338,633	—	400,579	—	20,739,212
Debt
Repurchase agreements	52,724,923	1,658,817	385,903	—	54,769,643
Implied cost basis of derivatives (3)	20,289,856	—	400,912	—	20,690,768
Other secured financing	—	—	—	903,255	903,255
Debt issued by securitization vehicles	548,567	4,607,066	—	—	5,155,633
Participations issued	—	1,049,066	—	—	1,049,066
Net forward purchases	142,164	3,088	—	—	145,252
Liabilities of disposal group held for sale	—	—	112,144	—	112,144
Other
Other assets / liabilities (4)	474,740	7,878	4,024	35,665	522,307
Net equity allocated	$8,837,219	$3,058,892	$197,813	$1,101,401	$13,195,325

Net equity allocated (%)	68%	24%	—%	8%	100%
Debt/net equity ratio	6.0:1	2.4:1	2.0:1	0.8:1	4.7:1	(5)

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

Residential Securities
Substantially all of our Agency mortgage-backed securities at December 31, 2021 and December 31, 2020 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency mortgage-backed securities at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At December 31, 2021 and December 31, 2020 we had on our Consolidated Statements of Financial Condition a total of $77.7 million and $88.3 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.8 billion and $4.0 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency mortgage-backed securities portfolio for the years ended December 31, 2021 and 2020 was 23.7% and 20.2%, respectively. The weighted average projected long-term prepayment speed on our Agency mortgage-backed securities portfolio as of December 31, 2021 and 2020 was 12.7% and 16.4%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$58,296,605	$71,302,578
Adjustable-rate pass-through	321,273	477,516
CMO	121,698	149,767
Interest-only	293,914	421,909
Multifamily	1,452,713	1,663,507
Reverse mortgages	39,402	51,782
Total agency securities	$60,525,605	$74,067,059
Residential credit
Credit risk transfer	$936,228	$532,403
Alt-A	69,487	80,328
Prime	275,441	182,749
Subprime	163,076	188,433
NPL/RPL	983,438	475,847
Prime jumbo (>= 2010 vintage)	171,894	44,835
Total residential credit securities	$2,599,564	$1,504,595
Total Residential Securities	$63,125,169	$75,571,654

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Residential Securities (1)	(dollars in thousands)
Principal amount	$58,676,833	$68,521,464
Net premium	2,973,471	3,280,439
Amortized cost	61,650,304	71,801,903
Amortized cost / principal amount	105.07%	104.79%
Carrying value	62,577,398	75,116,466
Carrying value / principal amount	106.65%	109.62%
Weighted average coupon rate	3.35%	3.58%
Weighted average yield	2.69%	2.86%
Adjustable-rate Residential Securities (1)
Principal amount	$1,476,250	$1,257,966
Weighted average coupon rate	2.81%	3.20%
Weighted average yield	6.57%	5.20%
Weighted average term to next adjustment (2)	11 Months	15 Months
Weighted average lifetime cap (3)	0.18%	0.41%
Principal amount at period end as % of total residential securities	2.52%	1.84%
Fixed-rate Residential Securities (1)
Principal amount	$57,200,583	$67,263,498
Weighted average coupon rate	3.36%	3.58%
Weighted average yield	2.60%	2.82%
Principal amount at period end as % of total residential securities	97.48%	98.16%
Interest-only Residential Securities
Notional amount	$6,583,768	$3,642,143
Net premium	720,235	602,790
Amortized cost	720,235	602,790
Amortized cost / notional amount	10.94%	16.55%
Carrying value	547,771	455,188
Carrying value / notional amount	8.32%	12.50%
Weighted average coupon rate	2.01%	3.99%
Weighted average yield	NM	NM
(1) Excludes interest-only mortgage-backed securities.
(2) Excludes non-Agency mortgage-backed securities and CRT securities.
(3) Excludes non-Agency mortgage-backed securities and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2021.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Credit risk transfer	$936,228	$—	$936,228	3.15%	3.04%	3.47%	35.35%
Alt-A	69,487	14,090	55,397	3.33%	7.89%	10.77%	26.10%
Prime	275,441	46,820	228,621	3.89%	8.27%	3.23%	18.53%
Subprime	163,076	89,391	73,685	2.14%	21.34%	12.79%	15.29%
Re-performing loan securitizations	612,742	273,041	339,701	3.53%	26.57%	24.30%	12.49%
Non-performing loan securitizations	370,696	352,027	18,669	2.27%	31.57%	68.98%	6.14%
Prime jumbo (>=2010 vintage)	171,894	663	171,231	3.64%	3.16%	3.93%	8.58%
Total/weighted average (2)	$2,599,564	$776,032	$1,823,532	3.16%	14.55%	18.56%	23.04%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). Excludes the impact of interest-only securities. (2) Total investment characteristics exclude the impact of interest-only securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$936,223	$5	$936,228
Alt-A	4,960	54,517	10,010	—	69,487
Prime	30,977	234,840	9,341	283	275,441
Subprime	6,039	65,940	90,925	172	163,076
Re-performing loan securitizations	—	612,742	—	—	612,742
Non-performing loan securitizations	—	370,696	—	—	370,696
Prime jumbo (>=2010 vintage)	—	109,883	61,348	663	171,894
Total	$41,976	$1,448,618	$1,107,847	$1,123	$2,599,564

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2021.  The table does not include the effect of net interest rate payments on our interest rate swap agreements and excludes assets and liabilities of the disposal group held for sale. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2021, the interest rate swaps had a net fair value of ($0.7) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$54,769,643	$—	$—	$—	$54,769,643
Interest expense on repurchase agreements (1)	17,981	—	—	—	17,981
Other secured financing	—	—	903,255	—	903,255
Interest expense on other secured financing (1)	25,804	51,679	38,762	—	116,245
Debt issued by securitization vehicles (principal)	—	—	—	5,098,785	5,098,785
Interest expense on debt issued by securitization vehicles	117,089	234,178	234,178	3,150,591	3,736,036
Participations issued (principal)	—	—	—	1,022,188	1,022,188
Interest expense on participations issued	31,603	63,207	63,207	805,788	963,805
Long-term operating lease obligations	3,862	7,724	2,895	—	14,481
Total	$54,965,982	$356,788	$1,242,297	$10,077,352	$66,642,419

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2021.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the year ended December 31, 2021, we received $18.7 billion from principal repayments and $11.5 billion in cash from disposal of Residential Securities. During the year ended December 31, 2020, we received $19.6 billion from principal repayments and $52.6 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at December 31, 2021.

Capital Management

Maintaining a strong balance sheet that can support the business even in times of economic stress and market volatility is of critical importance to our business strategy. A strong and robust capital position is essential to executing our investment strategy. Our capital strategy is predicated on a strong capital position, which enables us to execute our investment strategy

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,597	13,982
Additional paid-in capital	20,313,832	19,750,818
Accumulated other comprehensive income (loss)	958,410	3,374,335
Accumulated deficit	(9,653,582)	(10,667,388)
Total stockholders’ equity	$13,169,826	$14,008,316

Capital Stock
Common Stock
The following table provides activity related to our Direct Purchase and Dividend Reinvestment Program for the periods presented:

	For the Years Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	—	166,000
Amount raised from direct purchase and dividend reinvestment program	$—	$1,175
In June 2019, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock, which expired on December 31, 2020 (the “2019 - 2020 Repurchase Program”). In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “2021 Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the 2021 Share Repurchase Program, which had replaced the 2019 - 2020 Share Repurchase Program.
During the year ended December 31, 2021, no shares were repurchased under the 2021 Share Repurchase Program. During the year ended December 31, 2020, we repurchased 32.4 million shares of our common stock for an aggregate amount of $208.9 million, excluding commission costs, respectively. All common shares purchased were part of a publicly announced plans in open-market transactions.
In January 2018, the Company entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2021 and August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods,Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents.
During the years ended December 31, 2021, we issued 60.9 million shares of common stock for proceeds of $552.4 million, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the year ended December 31, 2020.

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
Our GAAP leverage ratio at December 31, 2021 and 2020 was 4.7:1 and 5.1:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.7:1 and 6.2:1, at December 31, 2021 and 2020, respectively. Our GAAP capital ratio at December 31, 2021 and 2020 was 17.2% and 15.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied total market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.4% and 13.6% at December 31, 2021 and 2020, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational
We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.

Compliance, Regulatory and Legal
We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”) with support from the other Board Committees. The BRC is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or ESG risk to us, and the Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board.
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
Operational Risk
Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems (including business continuity planning), human factors or external events. This risk also applies to our use of proprietary and third party models, software vendors and data providers and oversight of third-party service providers such as sub-servicers, due diligence firms etc.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2021 and December 31, 2020, the weighted average days to maturity was 52 days and 64 days, respectively.
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
At December 31, 2021, we had total financial assets and cash pledged against existing liabilities of $60.4 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2021 compared to the same period in 2020, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
December 31, 2021	$56,977,019	$54,769,643	$39,247	$—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—
December 31, 2019	102,760,107	101,740,728	1,006,487	—

The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2021. The weighted average remaining maturity on our repurchase agreements and other secured financing was 78 days at December 31, 2021:

	December 31, 2021
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	27,013,475	0.14%	48.5%
30 to 59 days	10,212,453	0.19%	18.3%
60 to 89 days	6,377,347	0.17%	11.5%
90 to 119 days	4,824,918	0.15%	8.7%
Over 120 days (1)	7,244,705	0.59%	13.0%
Total	$55,672,898	0.21%	100.0%

(1) Approximately 2% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2021:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$54,769,643	0.17%	0.16%	52
Other secured financing (2)	903,255	2.86%	3.50%	1,644
Debt issued by securitization vehicles (3)	5,098,785	2.23%	2.06%	11,474
Participations issued (3)	1,022,188	3.09%	3.17%	11,131
Total indebtedness	$61,793,871

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2021:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,222,505	$119,585	$1,342,090
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	55,933,623	5,086,790	61,020,413
Credit risk transfer securities	134,317	801,911	936,228
Non-agency mortgage-backed securities	778,792	884,544	1,663,336
Commercial mortgage-backed securities	418,588	111,917	530,505
Residential mortgage loans (2)	6,622,577	1,145,930	7,768,507
MSR	—	511,080	511,080
Interests in MSR	—	69,316	69,316
Corporate debt, held for investment	1,463,480	505,511	1,968,991
Other assets (3)	—	81,748	81,748
Total financial assets	$66,573,882	$9,318,332	$75,892,214

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments held for sale and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2021:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,342,090
Residential Securities (2) (3)	63,029,932
Commercial mortgage-backed securities	530,505
Residential mortgage loans (4)	2,272,072
Corporate debt, held for investment (5)	1,615,502
Total liquid assets	$68,790,101
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (6)	98.60%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $60.4 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2021. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized Agency mortgage-backed securities of consolidated VIEs carried at fair value of $0.6 billion.
(4) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $5.5 billion.
(5) Excludes unpledged second lien loans.
(6) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles and certain assets of disposal group held for sale of $6.1 billion.

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
The interest rate sensitivity of our assets and liabilities, excluding assets and liabilities of the disposal group held for sale and corporate loans held for sale, in the following table at December 31, 2021 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,342,090	$—	$—	$—	$1,342,090
Agency mortgage-backed securities (principal)	—	2,823	1,030,724	55,035,649	56,069,196
Residential credit risk transfer securities (principal)	90	124,917	360,843	434,127	919,977
Non-agency mortgage-backed securities (principal)	5,994	117,376	962,774	601,516	1,687,660
Commercial mortgage-backed securities (principal)	—	—	—	533,071	533,071
Total securities	6,084	245,116	2,354,341	56,604,363	59,209,904
Residential mortgage loans (principal)	—	—	—	2,212,587	2,212,587
Corporate debt (principal)	—	—	264,786	1,755,389	2,020,175
Total loans	—	—	264,786	3,967,976	4,232,762
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	5,850,474	5,850,474
Total financial assets - maturity	1,348,174	245,116	2,619,127	66,422,813	70,635,230
Effect of utilizing reset dates (1)	9,373,018	1,025,464	(491,834)	(9,906,648)
Total financial assets - interest rate sensitive	$10,721,192	$1,270,580	$2,127,293	$56,516,165	$70,635,230
Financial liabilities
Repurchase agreements	$43,603,275	$11,166,368	$—	$—	$54,769,643
Other secured financing	—	—	—	903,255	903,255
Debt issued by securitization vehicles (principal)	—	—	—	5,098,785	5,098,785
Participations issued (principal)	—	—	—	1,022,188	1,022,188
Total financial liabilities - maturity	43,603,275	11,166,368	—	7,024,228	61,793,871
Effect of utilizing reset dates (1)(2)	(42,574,242)	11,389,751	20,429,336	10,755,155
Total financial liabilities - interest rate sensitive	$1,029,033	$22,556,119	$20,429,336	$17,779,383	$61,793,871

Maturity gap	$(42,255,101)	$(10,921,252)	$2,619,127	$59,398,585	$8,841,359

Cumulative maturity gap	$(42,255,101)	$(53,176,353)	$(50,557,226)	$8,841,359

Interest rate sensitivity gap	$9,692,159	$(21,285,539)	$(18,302,043)	$38,736,782	$8,841,359

Cumulative rate sensitivity gap	$9,692,159	$(11,593,380)	$(29,895,423)	$8,841,359

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

Liquidity Management Policies
We utilize a comprehensive liquidity policy structure to inform our liquidity risk management practices including monitoring and measurement, along with well-defined key risk indicators. Both quantitative and qualitative targets are utilized to measure the ongoing stability and condition of the liquidity position, and include the level and composition of unencumbered assets, as sustainability of the funding composition under stress conditions.
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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2021. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(37.8%)	(0.5%)	(2.6%)
-50 Basis points	(23.4%)	(0.2)%	(1.0)%
-25 Basis points	(10.7%)	—%	(0.1)%
+25 Basis points	6.9%	(0.2%)	(0.9%)
+50 Basis points	12.5%	(0.4%)	(2.5%)
+75 Basis points	17.4%	(0.9%)	(5.0%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.7%	9.6%
-15 Basis points	1.0%	5.7%
-5 Basis points	0.3%	1.9%
+5 Basis points	(0.3%)	(1.9%)
+15 Basis points	(1.0%)	(5.6%)
+25 Basis points	(1.6%)	(9.4%)
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
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted through reduced servicing fees and higher costs to service the underlying mortgage loans due to borrower performance. Generally, we are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. In the case of residential mortgage loans and MSR, we may engage a third party to perform due diligence on a sample of loans that we believe sufficiently represents the entire pool. Once an investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure.
Our portfolio composition, based on balance sheet values, at December 31, 2021 and 2020 was as follows:

	December 31, 2021	December 31, 2020
Category
Agency mortgage-backed securities (1)	81.9%	86.4%
Credit risk transfer securities	1.3%	0.6%
Non-agency mortgage-backed securities	2.2%	1.1%
Residential mortgage loans (1)	10.4%	4.2%
Mortgage servicing rights	0.7%	0.1%
Interests in MSR	0.1%	—%
Commercial real estate (1) (2)	0.7%	5.0%
Corporate debt (3)	2.7%	2.6%
(1) Includes assets transferred or pledged to securitization vehicles. (2) Net of unamortized origination fees. Excludes commercial real estate assets held for sale as of December 31, 2021.

Counterparty Risk Management
Our use of repurchase and derivative agreements and trading activities create exposure to counterparty risk relating to potential losses that could be recognized if the counterparties to these agreements fail to perform their obligations under the contracts. In the event of default by a counterparty, we could have difficulty obtaining our assets pledged as collateral. A significant portion of our investments are financed with repurchase agreements by pledging our Residential Securities as collateral to the applicable lender. The collateral we pledge generally exceeds the amount of the borrowings under each agreement. If the counterparty to the repurchase agreement defaults on its obligations and we are not able to recover our pledged asset, we are at risk of losing the over-collateralization or haircut. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table summarizes our exposure to counterparties by geography at December 31, 2021:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$46,773,062	$(264,342)	$2,297,203
Europe	10	6,561,854	(482,694)	1,646,618
Japan	3	2,337,982	—	114,423
Total	35	$55,672,898	$(747,036)	$4,058,244

(1) Includes repurchase agreements and other secured financing.
(2) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement and other secured financing and derivatives for each counterparty.

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
Compliance, Regulatory and Legal Risk Management
Our business is organized as a REIT, and we seek to continue to meet the requirements for taxation as a REIT. The determination that we are a REIT requires an analysis of various factual matters and circumstances. Accordingly, we closely monitor our REIT status within our risk management program. We also regularly assess our risk management in respect of our regulated and licensed subsidiaries, which include our registered broker-dealer subsidiary Arcola, and our subsidiary that is registered with the SEC as an investment adviser under the Investment Advisers Act and our subsidiary that operates as a licensed mortgage aggregator and master servicer.
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
Item 7. Management’s Discussion and Analysis
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

Critical Accounting Estimates
The preparation of our consolidated financial statement in accordance with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates and changes in assumptions could have a significant effect on the consolidated financial statements. Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, see the Note titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”

Valuation of Financial Instruments
Residential Securities
Description: The Company carries its residential securities at estimated fair value. There is an active market for our Agency mortgage-backed securities, CRT securities and non-Agency mortgage-backed securities.
Judgments and Uncertainties: Since we primarily invest in securities that can be valued using quoted prices for actively traded assets, there is a high degree of observable inputs and less subjectivity in measuring fair value. Internal fair values are determined using quoted prices from the TBA securities market, the Treasury curve and the underlying characteristics of the individual securities, which may include coupon, periodic and life caps, reset dates and the expected life of the security. While prepayment rates may be difficult to predict and require estimation and judgment in the valuation of Agency mortgage-backed securities, we use several third party models to validate prepayment speeds used in fair value measurements of residential securities. All internal fair values are compared to external pricing sources and/or dealer quotes to determine reasonableness. Additionally, securities used as collateral for repurchase agreements are priced daily by counterparties to ensure sufficient collateralization, providing additional verification of our internal pricing.
Sensitivity of Estimates to Change: Changes in underlying assumptions used in estimating fair value impact the carrying value of the residential securities as well as their yield. For example, an increase in CPR would decrease the carrying value and yield of our Agency mortgage-backed securities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See Experienced and Projected Long-Term CPR, Financial Condition – Residential Securities and the interest rate sensitivity and interest rate and MBS spread shock analysis and discussions within this Item 7. for further information.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Residential Mortgage Loans
Description: The Company has elected to account for its Residential Mortgage Loans at fair value. There is an active market for the residential whole loans in which we invest.
Judgments and Uncertainties: Since we primarily invest in residential loans that can be valued using actively quoted prices for similar assets, there are observable inputs in measuring fair value. Internal fair values are determined using quoted prices for similar market transactions, the swap curve and the underlying characteristics of the individual loans, which may include loan term, coupon, and reset dates. While prepayment rates may be difficult to predict and are a significant estimate requiring judgment in the valuation of residential whole loans, we validate prepayment speeds against those provided by independent pricing analytic providers specializing in residential mortgage loans. Internal fair values are generally compared to external pricing sources to determine reasonableness.
Sensitivity of Estimates to Change: Changes to model assumptions, including prepayment speeds may significantly impact the fair value estimate of residential mortgage loans as well as unrealized gains and losses and yield on these assets. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See the interest rate sensitivity and interest rate shock analysis and discussions within this Item 7. for further information.

MSR
Description: The Company has elected to account for its MSR at fair value. The market for mortgage servicing rights is considered less active and transparent compared to securities. As such fair value estimates for our investment in MSR are obtained from models, which use significant unobservable inputs in their valuations.
Judgments and Uncertainties: These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSR requires significant judgment by management and the third party pricing providers.
Sensitivity of Estimates to Change: Changes in the underlying assumptions used to estimate the fair value of MSR impact the carrying value as well as the related unrealized gains and losses recognized. For further discussion of the sensitivity of the model inputs see the Note titled “Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”

Interest Rate Swaps
Description: The Company is required to account for its derivative assets and liabilities at fair value, which may or may not be cleared through a derivative clearing organization. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.
Judgments and Uncertainties: We use the overnight indexed swap (“OIS”) curve as an input to value substantially all of our uncleared interest rate swaps. We believe using the OIS curve, which reflects the interest rate typically paid on cash collateral, enables us to most accurately determine the fair value of uncleared interest rate swaps. Consistent with market practice, we exchange collateral (also called margin) based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty or derivatives clearing organization, providing additional verification of our recorded fair value of the uncleared interest rate swaps.
Sensitivity of Estimates to Change: Changes in the OIS curve will impact the carrying value of our interest rate swap assets and liabilities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See the interest rate sensitivity and interest rate shock analysis and discussions within this Item 7. for further information.

Revenue Recognition
Description: Interest income from coupon payments is accrued based on the outstanding principal amounts of the Residential Securities and their contractual terms. Premiums and discounts associated with the purchase of the Residential Securities are amortized or accreted into interest income over the projected lives of the securities using the interest method. Gains or losses on sales of Residential Securities are recorded on trade date based on the specific identification method.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Judgments and Uncertainties: To aid in determining projected lives of the securities, we use third party model and market information to project prepayment speeds. Our prepayment speed projections incorporate underlying loan characteristics (i.e., coupon, term, original loan size, original loan-to-value ratio, etc.) and market data, including interest rate and home price index forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty.
Sensitivity of Estimates to Change: Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. The sensitivity of changes in interest rates to our economic net interest income is included in the interest rate shock analysis and discussions within this Item 7.

Consolidation of Variable Interest Entities
Description: The Company is required to determine if it is required to consolidate entities in which it holds a variable interest.
Judgments and Uncertainties: Determining whether an entity has a controlling financial interest in a VIE requires significant judgment related to assessing the purpose and design of the VIE and determination of the activities that most significantly impact its economic performance. We must also identify explicit and implicit variable interests in the entity and consider our involvement in both the design of the VIE and its ongoing activities. To determine whether consolidation of the VIE is required, we must apply judgment to assess whether we have the power to direct the most significant activities of the VIE and whether we have either the rights to receive benefits or the obligation to absorb losses that could be potentially significant to the VIE.

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
Item 7. Management’s Discussion and Analysis
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

LIBOR (London Interbank Offered Rate)
The rate banks charge each other for short-term Eurodollar loans. LIBOR is frequently used as the base for resetting rates on floating-rate securities and the floating-rate legs of interest rate swaps.The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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
Item 7. Management’s Discussion and Analysis

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on the Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2021. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY
February 17, 2022

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

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
Since the adoption of the 2020 Equity Incentive Plan, no further awards have been made under the Prior Incentive Plan, although existing awards remained effective.
The following table provides information as of December 31, 2021 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	121,808,095
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	121,808,095

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2021.

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

3.23	Amended and Restated Bylaws of the Registrant, February 9, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 10, 2022).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series E Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement (Registration No. 333-211140) on Form S-4/A filed May 27, 2016).
4.4	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.5	Specimen Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).
4.6
Indenture, dated as of February 12, 2010, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed February 12, 2010).

4.7
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

4.10	Description of Securities. †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2010).*
10.3	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).
10.5	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).*
10.6	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.7	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.8	Form of 2020 Performance Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.9	Form of 2020 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.10	Form of 2022 Performance Stock Unit Award.*†
10.11	Form of 2022 Restricted Stock Unit Award.*†
21.1	Subsidiaries of Registrant. †
23.1	Consent of Ernst & Young LLP. †
31.1
Certification of David L. Finkelstein, Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1
Certification of David L. Finkelstein, Chief Executive Officer and President (Principal Executive Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2
Certification of Serena Wolfe, Chief Financial Officer (Principal Financial Officer) of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS XBRL	The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (v) Notes to Consolidated Financial Statements.
101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101).
*             Exhibit Numbers 10.2, 10.3, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11 are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
†              Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 16. FORM 10-K SUMMARY

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Amortization of net premiums on Agency mortgage-backed securities

Description of the Matter
Amortization of net premiums on Agency securities totaled $761.8 million for the year ended December 31, 2021. As disclosed in Note 3 to the consolidated financial statements, the Company amortizes or accretes premiums or discounts into interest income for its Agency mortgage-backed securities. Amortization or accretion is derived taking into account estimates of future principal prepayments, which are derived using third-party models and market information, in the calculation of the effective yield.

Auditing the amortization of net premiums on Agency mortgage-backed securities is complex due to the high degree of judgment in management’s assumptions used in the measurement process including prepayment rates which are uncertain in nature. These assumptions have a significant effect on the amortization of net premiums on Agency mortgage-backed securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes to calculate amortization of net premiums on its Agency mortgage-backed securities, including management’s review of third-party models and assumptions (i.e., prepayment rates) and the completeness and accuracy of data used in the Company’s cash flow models and the calculation of projected cash flows.

To test the amortization of net premiums, our audit procedures included, among others, evaluating the Company's methodology and utilizing the support of internal specialists to independently develop ranges of prepayment rates for a sample of securities based on current industry, market and economic data. We compared management’s prepayment rates to the ranges developed by the internal specialists to assess management’s estimate. We also recalculated management’s projected cash flows and the amortization of premiums or accretion of discounts for a sample of securities.

Valuation of mortgage servicing rights
Description of the Matter
The Company invests in servicing related assets comprised of mortgage servicing rights and interests in mortgage servicing rights (collectively “MSR”) totaling $544.6 million and $69.3 million, respectively, as of December 31, 2021 as included in Note 7 to the consolidated financial statements. The Company records MSR at fair value on a recurring basis with changes in fair value recognized in the statement of comprehensive income (loss). These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable assumptions, which include discount rates, prepayment rates and servicing costs.

Auditing the valuation of MSR is complex and required the use of a specialist due to the high degree of judgement in the assumptions made by management which are unobservable in nature. Additionally, selecting and applying audit procedures to address the estimation uncertainty involves auditor subjectivity and industry-specific knowledge of MSR, including the current market conditions considered by a market participant.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated and tested the Company’s processes and the design and operating effectiveness of internal controls addressing the valuation of MSR, comprising management’s governance over the functionality of the discounted cash flow model utilized to estimate fair value; management’s review of the completeness and accuracy of the significant assumptions used in the discounted cash flow model (i.e., discount rates, prepayment rates and servicing costs); management’s comparison of the assumptions used to independent third-party data; and management’s evaluation of the internal fair value mark to third-party independent valuation firms’ ranges, as well as their evaluation of the competence and objectivity of those third-party independent valuation firms, to assess the reasonableness of the fair values developed by the Company.

To test the valuation of MSR, our audit procedures included, among others, evaluating the Company’s valuation techniques used to estimate future cash flows, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying records and third-party data, and testing the assumptions used by management by comparing them to current industry, market and economic trends. We involved our valuation specialists to assist in our evaluation of the Company’s model, valuation methodology and the assumptions used by management, and to independently develop a range of fair values for the MSR. We compared the assumptions made by management and management’s estimate of fair value to the assumptions and fair value ranges developed by management’s valuation specialists and our independent ranges to assess management’s estimates of fair value. We also assessed the competence and objectivity of management’s independent valuation firms engaged to evaluate the reasonableness of the fair values developed by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 17, 2022

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents (includes pledged assets of $1,222,505 and $1,137,809, respectively) (1)	$1,342,090	$1,243,703
Securities (includes pledged assets of $56,675,447 and $67,471,074, respectively) (2)	63,655,674	75,652,396
Loans, net (includes pledged assets of $2,462,776 and $2,231,035, respectively) (3)	4,242,043	3,083,821
Mortgage servicing rights (includes pledged assets of $— and $5,541, respectively)	544,562	100,895
Interests in MSR	69,316	—
Assets transferred or pledged to securitization vehicles	6,086,308	6,910,020
Real estate, net	—	656,314
Assets of disposal group held for sale	194,138	—
Derivative assets	170,370	171,134
Receivable for unsettled trades	2,656	15,912
Principal and interest receivable	234,983	268,073
Goodwill and intangible assets, net	24,241	127,341
Other assets	197,683	225,494
Total assets	$76,764,064	$88,455,103
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$54,769,643	$64,825,239
Other secured financing	903,255	917,876
Debt issued by securitization vehicles	5,155,633	5,652,982
Participations issued	1,049,066	39,198
Mortgages payable	—	426,256
Liabilities of disposal group held for sale	154,956	—
Derivative liabilities	881,537	1,033,345
Payable for unsettled trades	147,908	884,069
Interest payable	91,176	191,116
Dividends payable	321,142	307,613
Other liabilities	94,423	155,613
Total liabilities	63,568,739	74,433,307
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 and 85,150,000 authorized, respectively, 63,500,000 issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 and 2,914,850,000 authorized, respectively, 1,459,736,258 and 1,398,240,618 issued and outstanding, respectively	14,597	13,982
Additional paid-in capital	20,313,832	19,750,818
Accumulated other comprehensive income (loss)	958,410	3,374,335
Accumulated deficit	(9,653,582)	(10,667,388)
Total stockholders’ equity	13,169,826	14,008,316
Noncontrolling interests	25,499	13,480
Total equity	13,195,325	14,021,796
Total liabilities and equity	$76,764,064	$88,455,103

(1) Includes cash of consolidated Variable Interest Entities (“VIEs”) of $16.2 million and $22.2 million at December 31, 2021 and 2020, respectively.
(2) Excludes $44.2 million and $81.5 million at December 31, 2021 and 2020, respectively, of agency mortgage-backed securities, $350.4 million and $576.6 million at December 31, 2021 and 2020, respectively, of non-Agency mortgage-backed securities and $0.0 million and $391.0 million at December 31, 2021 and 2020, respectively, of commercial mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3) Includes $2.3 million and $47.0 million of residential mortgage loans held for sale at December 31, 2021 and 2020, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2021	2020	2019
Net interest income
Interest income	$1,983,036	$2,229,625	$3,787,297
Interest expense	249,243	899,112	2,784,875
Net interest income	1,733,793	1,330,513	1,002,422
Realized and unrealized gains (losses)
Net interest component of interest rate swaps	(276,142)	(207,877)	351,375
Realized gains (losses) on termination or maturity of interest rate swaps	(1,236,349)	(1,917,628)	(1,442,964)
Unrealized gains (losses) on interest rate swaps	2,198,486	(904,532)	(1,210,276)
Subtotal	685,995	(3,030,037)	(2,301,865)
Net gains (losses) on disposal of investments and other	(62,705)	661,513	(47,944)
Net gains (losses) on other derivatives and financial instruments	121,735	756,305	(680,770)
Net unrealized gains (losses) on instruments measured at fair value through earnings	183,663	(303,024)	36,021
Loan loss (provision) reversal	145,066	(147,581)	(16,569)
Business divestiture-related gains (losses)	(278,559)	—	—
Subtotal	109,200	967,213	(709,262)
Total realized and unrealized gains (losses)	795,195	(2,062,824)	(3,011,127)
Other income (loss)	57,981	36,311	106,547
General and administrative expenses
Compensation and management fee	118,451	131,685	170,628
Other general and administrative expenses	67,563	90,510	101,140
Total general and administrative expenses	186,014	222,195	271,768
Income (loss) before income taxes	2,400,955	(918,195)	(2,173,926)
Income taxes	4,675	(28,423)	(10,835)
Net income (loss)	2,396,280	(889,772)	(2,163,091)
Net income (loss) attributable to noncontrolling interests	6,384	1,391	(226)
Net income (loss) attributable to Annaly	2,389,896	(891,163)	(2,162,865)
Dividends on preferred stock	107,532	142,036	136,576
Net income (loss) available (related) to common stockholders	$2,282,364	$(1,033,199)	$(2,299,441)
Net income (loss) per share available (related) to common stockholders
Basic	$1.60	$(0.73)	$(1.60)
Diluted	$1.60	$(0.73)	$(1.60)
Weighted average number of common shares outstanding
Basic	1,427,426,079	1,414,659,439	1,434,912,682
Diluted	1,428,569,003	1,414,659,439	1,434,912,682
Other comprehensive income (loss)
Net income (loss)	$2,396,280	$(889,772)	$(2,163,091)
Unrealized gains (losses) on available-for-sale securities	(2,419,618)	2,012,878	4,135,862
Reclassification adjustment for net (gains) losses included in net income (loss)	3,693	(776,734)	(17,806)
Other comprehensive income (loss)	(2,415,925)	1,236,144	4,118,056
Comprehensive income (loss)	(19,645)	346,372	1,954,965
Comprehensive income (loss) attributable to noncontrolling interests	6,384	1,391	(226)
Comprehensive income (loss) attributable to Annaly	(26,029)	344,981	1,955,191
Dividends on preferred stock	107,532	142,036	136,576
Comprehensive income (loss) attributable to common stockholders	$(133,561)	$202,945	$1,818,615

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2021	2020	2019
Preferred stock
Beginning of period	$1,536,569	$1,982,026	$1,778,168
Issuance	—	—	428,324
Redemption	—	(445,457)	(224,466)
End of period	$1,536,569	$1,536,569	$1,982,026
Common stock
Beginning of period	$13,982	$14,301	$13,138
Issuance	609	—	1,422
Buyback of common stock	—	(324)	(261)
Stock-based award activity	6	3	—
Direct purchase and dividend reinvestment	—	2	2
End of period	$14,597	$13,982	$14,301
Additional paid-in capital
Beginning of period	$19,750,818	$19,966,923	$18,794,331
Issuance	551,606	(93)	1,397,484
Buyback of common stock	—	(209,094)	(223,313)
Stock-based award activity	11,408	6,452	2,162
Redemption of preferred stock	—	(14,543)	(5,534)
Direct purchase and dividend reinvestment	—	1,173	1,793
End of period	$20,313,832	$19,750,818	$19,966,923
Accumulated other comprehensive income (loss)
Beginning of period	$3,374,335	$2,138,191	$(1,979,865)
Unrealized gains (losses) on available-for-sale securities	(2,419,618)	2,012,878	4,135,862
Reclassification adjustment for net gains (losses) included in net income (loss)	3,693	(776,734)	(17,806)
End of period	$958,410	$3,374,335	$2,138,191
Accumulated deficit
Beginning of period - unadjusted	$(10,667,388)	$(8,309,424)	$(4,493,660)
Cumulative effect of change in accounting principle for credit losses	—	(39,641)	—
Beginning of period - adjusted	(10,667,388)	(8,349,065)	(4,493,660)
Net income (loss) attributable to Annaly	2,389,896	(891,163)	(2,162,865)
Dividends declared on preferred stock (1)	(107,532)	(142,036)	(136,576)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(1,268,558)	(1,285,124)	(1,516,323)
End of period	$(9,653,582)	$(10,667,388)	$(8,309,424)
Total stockholder’s equity	$13,169,826	$14,008,316	$15,792,017
Noncontrolling interests
Beginning of period	$13,480	$4,327	$5,689
Net income (loss) attributable to noncontrolling interests	6,384	1,391	(226)
Equity contributions from (distributions to) noncontrolling interests	5,635	7,762	(1,136)
End of period	$25,499	$13,480	$4,327
Total equity	$13,195,325	$14,021,796	$15,796,344
(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$2,396,280	$(889,772)	$(2,163,091)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	784,110	1,371,178	1,113,273
Amortization of securitized debt premiums and discounts and deferred financing costs	(6,620)	(11,576)	(11,854)
Depreciation, amortization and other noncash expenses	24,636	41,357	31,559
Net (gains) losses on disposals of investments and other	62,705	(661,513)	47,944
Net (gains) losses on investments and derivatives	(1,267,535)	2,368,879	1,855,025
Net (gains) losses on business divestitures	278,559	—	—
Income from unconsolidated joint ventures	12,181	7,072	6,893
Loan loss provision (reversal)	(145,066)	147,581	16,569
Payments on purchases of loans held for sale	(51,403)	(147,833)	(250,348)
Proceeds from sales and repayments of loans held for sale	90,020	168,716	282,693
Net receipts (payments) on derivatives	932,867	(1,958,131)	(1,939,634)
Net change in
Other assets	31,044	249,778	(39,880)
Interest receivable	32,926	159,320	(85,951)
Interest payable	(99,590)	(285,219)	(94,593)
Other liabilities	1,725	(31,870)	31,838
Net cash provided by (used in) operating activities	3,076,839	527,967	(1,199,557)
Cash flows from investing activities
Payments on purchases of securities	(22,344,751)	(32,676,856)	(63,465,822)
Proceeds from sales of securities	11,670,321	52,639,778	25,606,504
Principal payments on securities	18,742,951	19,571,476	17,199,893
Payments on purchases and origination of loans	(7,715,200)	(2,257,314)	(4,126,123)
Proceeds from sales and maturities of loans	1,213,745	624,026	365,787
Principal payments on loans	2,610,912	2,222,500	3,139,084
Payments on purchases of MSR	(473,035)	—	—
Proceeds from sales of MSR	82,175	72,160	—
Payments on purchases of interests in MSR	(65,107)	—	—
Investments in real estate	(2,329)	(7,450)	(39,144)
Proceeds from sales of real estate	53,910	149,600	24,955
Proceeds from reverse repurchase agreements	16,734,313	58,800,000	98,339,755
Payments on reverse repurchase agreements	(16,734,313)	(58,800,000)	(97,689,715)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	290	7,590	3,155
Proceeds from sale of equity securities	6,957	—	—
Cash acquired (paid) in asset acquisition	—	6,264	—
Net proceeds from business divestiture	1,118,440	—	—
Net cash provided by (used in) investing activities	4,899,279	40,351,774	(20,641,671)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,288,704,788	2,776,331,362	5,470,733,256
Payments on repurchase agreements and other secured financing	(2,298,775,005)	(2,816,805,618)	(5,449,836,013)
Proceeds from issuances of securitized debt	3,719,027	2,385,374	3,444,055
Principal payments on securitized debt	(1,716,196)	(1,238,962)	(2,031,959)
Payment of deferred financing cost	(9,279)	(553)	(12,228)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	552,215	1,175	1,829,025
Redemptions of preferred stock	—	(460,000)	(230,000)
Proceeds from participations issued	1,847,821	38,741	—
Payments on repurchases of participations issued	(818,575)	—	—
Principal payments on participations issued	(23,374)	—	—
Net principal receipts (payments) on mortgages payable	(2,237)	(60,980)	(26,202)
Net contributions (distributions) from (to) noncontrolling interests	5,635	7,762	(1,136)
Net payments on share repurchase	—	(209,418)	(223,574)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(2,830)	—	—
Dividends paid	(1,359,721)	(1,475,650)	(1,689,016)
Net cash provided by (used in) financing activities	(7,877,731)	(41,486,767)	21,956,208
Net (decrease) increase in cash and cash equivalents	$98,387	$(607,026)	$114,980
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,243,703	1,850,729	1,735,749
Cash and cash equivalents including cash pledged as collateral, end of period	$1,342,090	$1,243,703	$1,850,729
Supplemental disclosure of cash flow information
Interest received	$2,701,381	$3,681,826	$4,811,218
Dividends received	$51	$4,643	$8,395
Interest paid (excluding interest paid on interest rate swaps)	$269,244	$1,166,977	$2,902,644
Net interest received (paid) on interest rate swaps	$(340,738)	$296,621	$(323,028)
Taxes received (paid)	$(3,797)	$1,515	$2,284
Noncash investing and financing activities
Receivable for unsettled trades	$2,656	$15,912	$4,792
Payable for unsettled trades	$147,908	$884,069	$463,387
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(2,415,925)	$1,236,144	$4,118,056
Dividends declared, not yet paid	$321,142	$307,613	$357,527
Derecognition of assets of consolidated VIEs	$3,075,961	$1,222,221	$—
Derecognition of securitized debt of consolidated VIEs	$2,506,799	$1,141,311	$—
Derecognition of mortgages payable	$314,485	$—	$—

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2021, 2020 and 2019
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
The Company is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”). Prior to the closing of the Internalization (as defined in “Related Party Transactions” Note) on June 30, 2020, the Company was externally managed by Annaly Management Company LLC (the “Former Manager”).
The Company’s three investment groups are primarily comprised of the following:

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
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. During the year ended December 31, 2021, the platform and the significant majority of the assets were transferred with remaining assets expected to be transferred by the end of the first quarter of 2022 subject to regulatory approvals. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.

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
Beginning with the quarter ended June 30, 2021, the Company began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation. Other general and administrative expenses for the three months ended March 31, 2021 decreased by $1.8 million and for the years ended December 31, 2020 and 2019 decreased by $17.0 million and $29.9 million, respectively, and Other income (loss) decreased by the same amounts for the three months ended March 31, 2021 and the years ended December 31, 2020 and 2019, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.2 billion and $1.1 billion at December 31, 2021 and December 31, 2020, respectively.
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
Financial Statements
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2021 and 2020.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2021	December 31, 2020
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$59,939,383	$73,562,972
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	586,222	504,087
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	936,228	532,403
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,663,336	972,192
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through other comprehensive income	—	31,603
Securities	Commercial real estate debt investments - CMBS (4)	Fair value, with unrealized gains (losses) through earnings	521,440	45,254
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	9,065	3,885
Total securities			63,655,674	75,652,396
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,272,072	345,810
Loans, net	Residential mortgage loan warehouse facility	Fair value, with unrealized gains (losses) through earnings	980	—
Loans, net	Commercial real estate debt and preferred equity, held for investment (4)	Amortized cost	—	498,081
Loans, net	Corporate debt, held for investment	Amortized cost	1,968,991	2,239,930
Total loans, net			4,242,043	3,083,821
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	69,316	—
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	589,873	620,347
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	5,496,435	3,249,251
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Fair value, with unrealized gains (losses) through earnings	—	2,166,073
Assets transferred or pledged to securitization vehicles	Commercial mortgage loans	Amortized cost	—	874,349
Total assets transferred or pledged to securitization vehicles			6,086,308	6,910,020
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	54,769,643	64,825,239
Other secured financing	Loans	Amortized cost	903,255	917,876
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	5,155,633	5,652,982
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,049,066	39,198
Mortgages payable	Loans (5)	Amortized cost	—	426,256
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
(4) Excludes Assets of disposal group held for sale at December 31, 2021.
(5) Excludes Liabilities of disposal group held for sale at December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
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
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a Securities Loss Provision and reflected as an Allowance for Credit Losses on Securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. For the year ended December 31, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that it intended to sell. There was no impairment recognized for the years ended December 31, 2020, and 2019.
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
Commercial Mortgage-Backed Securities (“Commercial Securities”) - Certain commercial mortgage-backed securities (“CMBS”) are classified as available-for-sale and reported at fair value with any credit loss recognized through an allowance for credit losses and any other unrealized gains and losses reported as a component of Other comprehensive income (loss). Management evaluates its Commercial Securities for impairment at least quarterly. The Company elected the fair value option for all other Commercial Securities, including conduit and credit CMBS, to simplify the accounting where the unrealized gains and losses on these financial instruments are recorded through earnings. As of December 31, 2021, CMBS included in the announced sale of the Company’s CRE business have been sold. Prior to their sale, the securities were reported in Assets of disposal group held for sale and Securities, respectively, in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the year ended December 31, 2021:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$74,067,059	$1,504,595	$80,742	$75,652,396
Purchases	18,887,983	2,129,147	534,226	21,551,356
Sales and transfers (1)	(11,392,003)	(156,130)	(83,775)	(11,631,908)
Principal paydowns	(17,860,666)	(880,649)	(181)	(18,741,496)
(Amortization) / accretion	(761,838)	1,478	298	(760,062)
Fair value adjustment	(2,414,930)	1,123	(805)	(2,414,612)
Ending balance December 31, 2021	$60,525,605	$2,599,564	$530,505	$63,655,674

(1) Includes transfers to assets of disposal group held for sale.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that was carried at their fair value at December 31, 2021 and 2020:

	December 31, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$54,432,252	$3,008,185	$(18,314)	$57,422,123	$1,349,125	$(474,643)	$58,296,605
Adjustable-rate pass-through	305,211	1,965	(2,124)	305,052	16,223	(2)	321,273
CMO	114,533	1,888	—	116,421	5,277	—	121,698
Interest-only	1,912,415	456,683	—	456,683	428	(163,197)	293,914
Multifamily (1)	5,671,138	273,553	—	1,453,946	15,330	(16,563)	1,452,713
Reverse mortgages	36,807	3,550	—	40,357	—	(955)	39,402
Total agency securities	$62,472,356	$3,745,824	$(20,438)	$59,794,582	$1,386,383	$(655,360)	$60,525,605
Residential credit
Credit risk transfer (2)	$924,101	$8,754	$(1,176)	$927,555	$9,641	$(968)	$936,228
Alt-A	83,213	31	(17,133)	66,111	3,627	(251)	69,487
Prime (3)	323,062	9,841	(14,757)	268,117	10,853	(3,529)	275,441
Subprime	170,671	349	(16,111)	154,909	8,285	(118)	163,076
NPL/RPL	987,415	950	(1,698)	986,667	2,739	(5,968)	983,438
Prime jumbo (>=2010 vintage) (4)	299,783	5,680	(6,410)	172,598	4,272	(4,976)	171,894
Total residential credit securities	$2,788,245	$25,605	$(57,285)	$2,575,957	$39,417	$(15,810)	$2,599,564
Total Residential Securities	$65,260,601	$3,771,429	$(77,723)	$62,370,539	$1,425,800	$(671,170)	$63,125,169
Commercial
Commercial Securities	$533,071	—	$(127)	$532,944	$165	$(2,604)	$530,505
Total securities	$65,793,672	$3,771,429	$(77,850)	$62,903,483	$1,425,965	$(673,774)	$63,655,674

	December 31, 2020
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,800,235	$3,325,020	$(22,143)	$68,103,112	$3,200,542	$(1,076)	$71,302,578
Adjustable-rate pass-through	455,675	2,869	(3,369)	455,175	22,341	—	477,516
CMO	139,664	2,177	—	141,841	7,926	—	149,767
Interest-only	2,790,537	564,297	—	564,297	3,513	(145,901)	421,909
Multifamily (1)	1,910,384	50,148	(1,057)	1,604,913	59,548	(954)	1,663,507
Reverse mortgages	47,585	4,183	—	51,768	252	(238)	51,782
Total agency investments	$70,144,080	$3,948,694	$(26,569)	$70,921,106	$3,294,122	$(148,169)	$74,067,059
Residential credit
Credit risk transfer (2)	$544,780	$7,324	$(2,430)	$538,941	$3,062	$(9,600)	$532,403
Alt-A	93,001	51	(17,368)	75,684	4,644	—	80,328
Prime (3)	372,539	7,008	(15,999)	168,861	14,607	(719)	182,749
Subprime	197,779	584	(18,181)	180,182	8,312	(61)	188,433
NPL/RPL	475,108	821	(2,416)	473,513	3,782	(1,448)	475,847
Prime jumbo (>=2010 vintage) (4)	336,320	7,010	(5,300)	46,406	3,680	(5,251)	44,835
Total residential credit securities	$2,019,527	$22,798	$(61,694)	$1,483,587	$38,087	$(17,079)	$1,504,595
Total Residential Securities	$72,163,607	$3,971,492	$(88,263)	$72,404,693	$3,332,209	$(165,248)	$75,571,654
Commercial
Commercial Securities	$89,858	$—	$(7,471)	$82,387	$54	$(1,699)	$80,742
Total securities	$72,253,465	$3,971,492	$(95,734)	$72,487,080	$3,332,263	$(166,947)	$75,652,396

(1) Principal/Notional amount includes $4.5 billion and $354.6 million of Agency Multifamly interest-only security as of December 31, 2021 and December 31, 2020, respectively.
(2) Principal/Notional amount includes $4.1 million and $10.7 million of a CRT interest-only security as of December 31, 2021 and December 31, 2020, respectively.
(3) Principal/Notional amount includes $50.0 million and $194.7 million of Prime interest-only securities as of December 31, 2021 and December 31, 2020, respectively.
(4) Principal/Notional amount includes $126.5 million and $291.6 million of Prime Jumbo interest-only securities as of December 31, 2021 and December 31, 2020, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Investment Type	(dollars in thousands)
Fannie Mae	$48,404,991	$56,218,033
Freddie Mac	10,880,033	17,735,041
Ginnie Mae	1,240,581	113,985
Total	$60,525,605	$74,067,059

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2021 and 2020, according to their estimated weighted average life classifications:

	December 31, 2021		December 31, 2020
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$253,129	$250,689	$110,203	$109,540
Greater than one year through five years	16,155,017	15,766,307	45,643,138	43,404,877
Greater than five years through ten years	45,470,212	45,102,607	28,509,058	27,610,923
Greater than ten years	1,246,811	1,250,936	1,309,255	1,279,353
Total	$63,125,169	$62,370,539	$75,571,654	$72,404,693

The estimated weighted average lives of the Residential Securities at December 31, 2021 and 2020 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

	December 31, 2021			December 31, 2020
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$22,828,156	$(475,064)	571	$777,586	$(2,030)	30
12 Months or more	383,815	(10,960)	19	—	—	—
Total	$23,211,971	$(486,024)	590	$777,586	$(2,030)	30

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
During the years ended December 31, 2021 and 2020, the Company disposed of $11.5 billion and $51.8 billion, respectively, of Residential Securities. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the years ended December 31, 2021 and 2020.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the year ended	(dollars in thousands)
December 31, 2021	$102,567	$(105,646)	$(3,079)
December 31, 2020	$942,450	$(305,449)	$637,001

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of December 31, 2021 and 2020, the Company reported $2.3 billion and $345.8 million, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $2.3 million and $47.0 million at December 31, 2021 and 2020, respectively.
Allowance for Losses – The Company evaluates the need for a loss reserve on each of its loans classified as held-for-investment, which primarily include corporate debt and commercial loans, where the fair value option is not elected. Allowance for loan losses are written off in the period the loans are deemed uncollectible.
Given the unique nature of each underlying borrower and any collateral, the Company assesses an allowance for each individual loan held for investment. An allowance is established at origination or acquisition that reflects management’s estimate of the total expected credit loss over the expected life of the loan. In estimating the lifetime expected credit losses, management utilizes a probability of default and loss given default methodology (“Loss Given Default methodology”), which considers projected economic conditions over the reasonable and supportable forecast period. The forecast incorporates primarily market-based assumptions including, but not limited to, forward interest rate curves, unemployment rate estimates and certain indexes sourced from third party vendors. For any remaining period of the expected life of the loan after the reasonable and supportable period, the Company reverts to historical losses on a straight-line basis. Management uses third party vendors’ loan pool data for loans with similar risk characteristics to estimate historical losses given the limited loss history of the Company’s loan portfolio. Changes in the lifetime expected credit loss are reflected in Loan loss (provision) reversal in the Consolidated Statements of Comprehensive Income (Loss).
For loans experiencing credit deterioration, the Company may use a different methodology to determine the expected credit losses such as a discounted cash flow analysis. For collateral-dependent loans, if foreclosure is probable, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for any selling costs, if applicable. Additionally, the Company may elect the practical expedient for a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty by measuring the allowance as the difference between the fair value of the collateral, less costs to sell, if applicable, and the amortized cost basis of the financial asset at the reporting date. The Company’s commercial loans were collateralized by commercial real estate including, but not limited to, multifamily real estate, office and retail space, hotels and industrial space. At origination, the fair value of the collateral generally exceeded the principal loan balance.
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
The Company recorded net loan loss (provisions) reversals of $145.1 million, ($147.6) million and ($16.6) million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021 and 2020, the Company’s loan loss allowance was $27.9 million and $169.5 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the year ended December 31, 2021:

	Residential	Commercial	Corporate Debt	Corporate Debt Held for Sale (1)	Total
	(dollars in thousands)
Beginning balance January 1, 2021	$345,810	$498,081	$2,239,930	$—	$3,083,821
Purchases / originations	6,120,021	126,722	1,572,718	468,483	8,287,944
Sales and transfers (2)	(4,084,742)	(608,202)	(1,205,965)	(468,483)	(6,367,392)
Principal payments	(81,677)	(84,929)	(661,941)	—	(828,547)
Gains / (losses) (3)	(16,693)	67,784	11,632	—	62,723
(Amortization) / accretion	(10,647)	544	12,617	—	2,514
Ending balance December 31, 2021	$2,272,072	$—	$1,968,991	$—	$4,241,063

(1) Represents loans the Company originated during the three months ended June 30, 2021 and subsequently syndicated and closed.
(2) Includes securitizations, syndications and transfers to securitization vehicles and commercial loan transfers to assets for disposal group held for sale. Includes transfer of residential loans to securitization vehicles with a carrying value of $3.9 billion during the year ended December 31, 2021.
 (3) Includes loan loss allowances.

The Company also has off-balance-sheet credit exposures related to unfunded loan commitments, including revolvers, delayed draw term loans and future funding commitments that are not unconditionally cancellable by the Company. The Company utilizes the same methodology in calculating the liability related to the expected credit losses on these exposures as it does for the calculation of the allowance for loan losses. In determining the estimate of credit losses for off-balance-sheet credit exposures, the Company will consider the contractual period in which the entity is exposed to credit risk and the likelihood that funding will occur, if material. Estimated credit losses for off-balance-sheet credit exposures are included in Other liabilities on the Company’s Consolidated Statements of Financial Condition.

Residential
The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. The Company’s residential loans are accounted for under the fair value option with changes in fair value reflected in Net unrealized gains (losses) on instruments measured at fair value through earnings in the Consolidated Statements of Comprehensive Income (Loss). Additionally, the Company consolidated a collateralized financing entity that securitized prime adjustable-rate jumbo residential mortgage loans until November 2021, when the Company exercised its clean-up call and liquidated the securitization trust. The Company also consolidates securitization trusts in which it had purchased subordinated securities because it also has certain powers and rights to direct the activities of such trusts. Refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated residential mortgage loan trusts.
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value	$7,768,507	$3,595,061
Unpaid principal balance	$7,535,855	$3,482,865
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2021 and 2020 for these investments, excluding loan warehouse facilities:

	For the Years Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Interest income	$182,325	$170,259
Net gains (losses) on disposal of investments and other	(37,212)	(38,372)
Net unrealized gains (losses) on instruments measured at fair value through earnings	19,545	37,693
Total included in net income (loss)	$164,658	$169,580

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2021 and 2020 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2021		December 31, 2020
Property location	% of Balance	Property location	% of Balance
California	50.2%	California	48.9%
New York	10.9%	New York	14.0%
Florida	6.1%	Florida	6.0%
All other (none individually greater than 5%)	32.8%	All other (none individually greater than 5%)	31.1%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,382	$513	$1 - $3,448	$473
Interest rate	0.75% - 9.24%	4.04%	0.50% - 9.24%	4.89%
Maturity	7/1/2029 - 12/1/2061	12/22/2050	7/1/2029 - 1/1/2061	4/17/2046
FICO score at loan origination	604 - 831	762	505 - 829	755
Loan-to-value ratio at loan origination	8% - 103%	66%	8% - 104%	67%
At December 31, 2021 and 2020, approximately 16% and 37%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
During the year ended December 31, 2021, the Company participated in an arrangement that provided a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At December 31, 2021, the fair value and carrying value of this warehouse facility was approximately $1.0 million and is reported as Loans, net in the Consolidated Statements of Financial Condition. As of December 31, 2021, the lending facility was not on nonaccrual status nor past due.
Commercial
As of December 31, 2021, commercial real estate loans are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. As of December 31, 2020, commercial real estate loans are reported in Loans, net in the Consolidated Statements of Financial Condition and classified as held for investment. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.
The Company’s commercial real estate loans are comprised of adjustable-rate and fixed-rate loans. The difference between the principal amount of a loan and proceeds at acquisition is recorded as either a discount or premium. Commercial real estate loans and preferred equity interests that were designated as held for investment and were originated or purchased by the Company are carried at their outstanding principal balance, net of unamortized origination fees and costs, premiums or discounts, less an allowance for losses, if necessary. Origination fees and costs, premiums or discounts are amortized into interest income over the life of the loan.
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
The Company’s commercial loans are collateral-dependent and, as such, for loans experiencing credit deterioration, the Company is required to record an allowance based upon the fair value of the underlying collateral if foreclosure is probable or if the practical expedient is elected. For the year ended December 31, 2021, the Company reversed the loan loss allowance

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
resulting in a loan loss reversal on impaired commercial loans of $67.4 million as the loans are classified as held for sale and are carried at lower of cost or fair value. For the year ended December 31, 2020, the Company recorded a loan loss (provision) on impaired commercial loans of ($78.4) million with a principal balance and carrying value, net of allowances of $181.2 million and $113.6 million, respectively, based upon the fair value of the underlying collateral. The Company uses a discounted cash flow or market based valuation technique based upon the underlying property to project property cash flows. In projecting these cash flows, the Company reviewed the borrower financial statements, rent rolls, economic trends and other factors management deems important. These nonrecurring fair value measurements are considered to be in level three of the fair value measurement hierarchy as there are unobservable inputs, which are significant to the overall fair value.
For the year ended December 31, 2021, the Company reversed the loan loss allowance based upon its Loss Given Default methodology resulting in a loan loss reversal on commercial loans of $62.5 million as the loans were classified as held for sale and carried at lower of cost or fair value. For the year ended December 31, 2020, the Company recorded a net loan loss (provision) of ($54.8) million based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance of $7.8 million was recorded on January 1, 2020.
During the year ended December 31, 2020, the Company modified five commercial loans with a carrying value of $243.8 million at December 31, 2020. The maturity dates on four commercial loans were extended and one commercial loan was granted a 120 day forbearance. Additionally, as part of the restructuring two loans had partial paydowns totaling $4.5 million. The loan loss allowance recorded for these commercial loans was $23.6 million at December 31, 2020. Future funding commitments on the restructured loans total $4.1 million at December 31, 2020.
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
At December 31, 2020, approximately 94% of the carrying value of the Company’s CRE Debt and Preferred Equity Investments, including loans transferred or pledged to securitization vehicles were adjustable-rate.
The following tables represent a rollforward of the activity for the Company’s commercial real estate investments held for sale at December 31, 2021and held for investment at December 31, 2020:

December 31, 2021
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (2)	$373,925	$874,349	$124,156	$1,372,430
Originations & advances (principal)	127,481	69	644	128,194
Principal payments	(75,007)	(87,584)	(9,922)	(172,513)
Transfers and sales (3)	(436,408)	(849,469)	(171,794)	(1,457,671)
Net (increase) decrease in origination fees	(1,403)	—	—	(1,403)
Amortization of net origination fees	501	486	43	1,030
Allowance for loan losses
Beginning allowance	(10,911)	(62,149)	(56,873)	(129,933)
Current period (allowance) reversal	10,911	62,149	56,873	129,933
Ending allowance	—	—	—	—
Net carrying value (December 31, 2021)	$—	$—	$—	$—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2020
	Senior Mortgages	Senior Securitized Mortgages (1)	Mezzanine Loans	Total
	(dollars in thousands)
Net carrying value (January 1, 2020)	$499,690	$936,378	$182,726	$1,618,794
Originations & advances (principal)	206,090	—	12,374	218,464
Principal payments	(77,344)	(144,308)	(78)	(221,730)
Principal write off	—	—	(7,000)	(7,000)
Transfers (3)	(245,120)	142,621	(7,100)	(109,599)
Net (increase) decrease in origination fees	(1,055)	(653)	(80)	(1,788)
Realized gain	204	—	—	204
Amortization of net origination fees	2,371	2,460	187	5,018
Allowance for loan losses
Beginning Allowance, prior to CECL adoption	—	—	(12,703)	(12,703)
Impact of adopting CECL	(2,263)	(4,166)	(1,336)	(7,765)
Current period provision	(8,648)	(57,983)	(66,521)	(133,152)
Write offs	—	—	23,687	23,687
Ending allowance	(10,911)	(62,149)	(56,873)	(129,933)
Net carrying value (December 31, 2020)	$373,925	$874,349	$124,156	$1,372,430

(1) Represents assets of consolidated VIEs held for sale at December 31, 2021.
(2) Excludes loan loss allowances.
(3) Includes transfers to securitization vehicles and for the year ended December 31, 2021, transfers to assets for disposal group held for sale.

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
There was no provision for loan loss recorded on corporate loans using a discounted cash flow methodology for the year ended December 31, 2021. For the year ended December 31, 2020, the Company recorded a loan loss (provision) of ($4.5) million on impaired corporate loans using a discounted cash flow methodology. During the year ended December 31, 2020, the loan was restructured and the Company received $2.8 million of second lien debt and $4.8 million of equity. As a result of the restructuring, $19.6 million of first lien debt was written off and the related allowance of $11.9 million was charged off. For the year ended December 31, 2019, the Company recorded a loan loss provision of $7.4 million on a corporate loan with a principal balance and carrying value of $19.6 million and $12.2 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
For the year ended December 31, 2021, the Company recorded a net loan loss reversal on corporate loans of $11.6 million, based upon its Loss Given Default methodology. For the year ended December 31, 2020, the Company recorded a net loan loss (provision) on corporate loans of ($9.9) million, based upon its Loss Given Default methodology. As a result of the implementation of the Loss Given Default methodology under the modified retrospective method, a cumulative effect loan loss allowance on corporate loans of $29.7 million was recorded on January 1, 2020.
As of December 31, 2021 and December 31, 2020, no corporate loans were on nonaccrual status.
At December 31, 2021 and December 31, 2020, the Company had unfunded corporate loan commitments of $278.9 million and $87.3 million, respectively. At December 31, 2021 and December 31, 2020, the liability related to the expected credit losses on the unfunded corporate loan commitments was $2.3 million and $0.7 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at December 31, 2021 and 2020 are as follows:

	Industry Dispersion
	December 31, 2021	December 31, 2020
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$437,257	$483,142
Management & Public Relations Services	263,187	300,869
Industrial Inorganic Chemicals	156,292	156,391
Metal Cans & Shipping Containers	118,204	115,670
Public Warehousing & Storage	94,179	132,397
Miscellaneous Industrial & Commercial	93,619	77,163
Electronic Components & Accessories	92,261	78,129
Surgical, Medical & Dental Instruments & Supplies	80,786	83,161
Miscellaneous Health & Allied Services, not elsewhere classified	64,133	58,857
Research, Development & Testing Services	59,311	62,008
Offices & Clinics of Doctors of Medicine	50,017	104,781
Engineering, Architectural & Surveying	49,088	77,308
Insurance Agents, Brokers & Service	43,598	67,193
Electrical Work	42,617	41,128
Telephone Communications	42,589	58,450
Miscellaneous Equipment Rental & Leasing	32,346	49,587
Medical & Dental Laboratories	30,199	30,711
Home Health Care Services	28,660	28,587
Metal Forgings & Stampings	27,483	27,523
Legal Services	26,105	26,399
Petroleum & Petroleum Products	21,434	33,890
Sanitary Services	20,453	—
Grocery Stores	19,745	22,895
Coating, Engraving & Allied Services	17,705	19,484
Chemicals & Allied Products	14,657	14,686
Mailing, Reproduction, Commercial Art & Photography & Stenographic	12,388	12,733
Machinery, Equipment & Supplies	10,814	12,096
Offices & Clinics of Other Health Practitioners	10,083	9,730
Schools & Educational Services, not elsewhere classified	9,781	29,040
Miscellaneous Business Services	—	12,980
Drugs	—	12,942
Total	$1,968,991	$2,239,930

(1) All middle market lending positions are floating rate.

The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
First lien loans	$1,391,217	$1,489,125
Second lien loans (1)	577,774	750,805
Total	$1,968,991	$2,239,930

(1) Includes mezzanine positions

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at December 31, 2021 and December 31, 2020:

December 31, 2021
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (1)	$1,489,125	$750,805	$2,239,930
Originations & advances	1,506,705	66,013	1,572,718
Sales and transfers (2)	(1,122,275)	(83,690)	(1,205,965)
Principal payments	(492,884)	(169,057)	(661,941)
Amortization & accretion of (premium) discounts	9,120	3,497	12,617
Allowance for loan losses
Beginning allowance	(18,767)	(20,785)	(39,552)
Current period (allowance) reversal	1,426	10,206	11,632
Ending allowance	(17,341)	(10,579)	(27,920)
Net carrying value (December 31, 2021)	$1,391,217	$577,774	$1,968,991

December 31, 2020
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2020) (1)	$1,403,503	$748,710	$2,152,213
Originations & advances	834,211	227,433	1,061,644
Sales (2)	(273,887)	(79,203)	(353,090)
Principal payments	(444,759)	(132,000)	(576,759)
Amortization & accretion of (premium) discounts	8,374	3,832	12,206
Loan restructuring	(19,550)	2,818	(16,732)
Allowance for loan losses
Beginning allowance, prior to CECL adoption	(7,363)	—	(7,363)
Impact of adopting CECL	(10,787)	(18,866)	(29,653)
Current period (allowance) reversal	(12,510)	(1,919)	(14,429)
Write offs	11,893	—	11,893
Ending allowance	(18,767)	(20,785)	(39,552)
Net carrying value (December 31, 2020)	$1,489,125	$750,805	$2,239,930
(1) Excludes loan loss allowances. (2) Includes syndications.

The following table provides the amortized cost basis of corporate debt held for investment as of December 31, 2021 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2021	2020	2019	2018	2017	2016
(dollars in thousands)
1-5 / Performing	$1,799,355	$565,619	$374,894	$219,028	$477,834	$138,660	$23,320
6 / Performing - Closely Monitored	64,441	22,036	26,105	16,300	—	—	—
7 / Substandard	105,195	—	10,814	9,280	85,101	—	—
8 / Doubtful	—	—	—	—	—	—	—
9 / Loss	—	—	—	—	—	—	—
Total	$1,968,991	$587,655	$411,813	$244,608	$562,935	$138,660	$23,320

(1) The amortized cost basis excludes accrued interest and includes deferred loan fees on unfunded loans. As of December 31, 2021, the Company had $11.2 million of accrued interest receivable on corporate loans, which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition, and $2.6 million of deferred loan fees on unfunded loans, which is reported in Loans, net in the Consolidated Statements of Financial Condition.

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
The following table presents activity related to MSR and Interests in MSR for the years ended December 31, 2021 and 2020:

Mortgage Servicing Rights	December 31, 2021	December 31, 2020
	(dollars in thousands)
Fair value, beginning of period	$100,895	$378,078
Purchases (1)	468,196	—
Sales	(82,176)	(72,160)
Change in fair value due to
Changes in valuation inputs or assumptions (2)	120,879	(107,517)
Other changes, including realization of expected cash flows	(63,232)	(97,506)
Fair value, end of period	$544,562	$100,895

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	December 31, 2021
(dollars in thousands)
Beginning balance	$—
Purchases (1)	65,107
Gain (loss) included in net income	4,209
Ending balance December 31, 2021	$69,316

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
For the years ended December 31, 2021 and 2020, the Company recognized $56.8 million and $66.6 million of net servicing income from MSR in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).
For the year ended December 31, 2021, the Company recognized $7.6 million and for the year ended December 31, 2020, the Company did not recognize net income from Interests in MSR in Other income (loss) in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

8. VARIABLE INTEREST ENTITIES

At December 31, 2021, commercial trusts, commercial securitizations and the collateralized loan obligation are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.

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
Residential Trusts
The Company consolidated a securitization trust, which is included in “Residential Trusts” in the table for the year ended December 31, 2020 below, that issued residential mortgage-backed securities that were collateralized by residential mortgage loans that had been transferred to the trust by one of the Company’s subsidiaries. The Company owned the subordinate securities, and a subsidiary of the Company continued to be the master servicer. As such, the Company was deemed to be the primary beneficiary of the residential mortgage trust and consolidated the entity. The Company elected the fair value option for the financial assets and liabilities of this VIE, but did not elect to apply the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trust are available from third party pricing services. The contractual principal amount of the residential mortgage trust’s debt held by third parties was zero and $23.0 million at December 31, 2021 and 2020, respectively. In November 2021, the Company exercised its clean-up call and liquidated the securitization trust. There was no gain or loss recorded upon deconsolidation.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511
OBX 2020-EXP2	July 2020	$489,352
OBX 2020-EXP3	September 2020	$514,609
OBX 2021-NQM1	March 2021	$257,135
OBX 2021-J1	April 2021	$353,840
OBX 2021-NQM2	June 2021	$376,004
OBX 2021-J2	July 2021	$382,483
OBX 2021-NQM3	August 2021	$356,474
OBX 2021-INV1	September 2021	$320,199
OBX 2021-J3	October 2021	$453,650
OBX 2021-INV2	October 2021	$343,571
OBX 2021-INV3	November 2021	$470,576
OBX 2021-NQM4	November 2021	$542,836
As of December 31, 2021 and 2020, a total carrying value of $4.6 billion and $2.6 billion, respectively, of bonds were held by third parties and the Company retained $780.8 million and $653.0 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third party pricing services. During the years ended December 31, 2021 and 2020, the Company incurred $5.6 million and $7.2 million, respectively, of costs in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $4.6 billion and $2.5 billion at December 31, 2021 and 2020, respectively.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2021 and 2020, the borrowing limit on this facility was $675.0 million and $625.0 million, respectively. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $692.6 million and $786.9 million at December 31, 2021 and 2020, respectively. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At December 31, 2021 and 2020, the subsidiary had an intercompany receivable of $433.3 million and $441.1 million, respectively, which eliminates upon consolidation and a secured financing of $433.3 million and $441.1 million, respectively, to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2021 and 2020, the borrowing limit on this facility was $400.0 million and $320.0 million, respectively. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $402.9 million and $400.4 million at December 31, 2021 and 2020, respectively, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Loans, net. At December 31, 2021 and 2020, the subsidiary had a secured financing of $238.2 million and $209.7 million, respectively, to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of December 31, 2021 and 2020, the borrowing limit on this facility was $400.0 million and $300.0 million, respectively. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $368.0 million and $409.2 million at December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the Borrower had a secured financing of $231.8 million and $236.6 million, respectively, to the third party financial institution.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.4 billion at December 31, 2021. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2021 and 2020 are as follows:

December 31, 2021
MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$16,187
Loans	2,347
Mortgage servicing rights	7,254
Interests in MSR	69,316
Other assets	10,406
Total assets	$105,510
Liabilities
Payable for unsettled trades	1,911
Other liabilities	14,582
Total liabilities	$16,493

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2020
	Commercial Trusts	Residential Trusts	MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$—	$—	$22,241
Loans	—	—	47,048
Assets transferred or pledged to securitization vehicles	2,166,073	40,035	—
Mortgage servicing rights	—	—	100,895
Principal and interest receivable	5,509	226	—
Total assets	$2,171,582	$40,261	$170,184
Liabilities
Debt issued by securitization vehicles (non-recourse)	$1,836,785	$23,351	$—
Other secured financing	—	—	30,420
Payable for unsettled trades	—	—	3,076
Interest payable	1,697	55	—
Other liabilities	—	246	13,345
Total liabilities	$1,838,482	$23,652	$46,841

Corporate Debt Transfers
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the year ended December 31, 2021, the Company transferred $316.9 million of loans for cash. The loan transfers were accounted for as sales.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of December 31, 2021 and 2020 the Company had outstanding participating interests in residential mortgage loans of $1.0 billion and $39.2 million, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction includes equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also intends to sell nearly all of the remaining CRE business assets that are not included in the transaction with Slate. A real estate property that was held for sale, which is not included in the transaction with Slate, was sold during the year ended December 31, 2021 and resulted in the recognition of a gain of $4.8 million in Business divestiture-related gains (losses) in the Consolidated Statements of Comprehensive Income (Loss). In connection with the execution of the definitive agreement to sell the CRE business, during the year ended December 31, 2021, the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. As a result of classifying the loans as held for sale, the previously recognized allowance for loan losses of $135.0 million, which includes $5.1 million on unfunded loan commitments, was reversed during the three months ended March 31, 2021. During the year ended December 31, 2021, the majority of assets held for sale and the associated liabilities were transferred to Slate, with the remaining assets expected to be transferred by the end of the first quarter of 2022 subject to regulatory approvals. The pretax income (loss) of the CRE business was ($31.6) million for the year ended December 31, 2021 and ($99.6) million for the year

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ended December 31, 2020. Certain employees who primarily supported the CRE business joined Slate in connection with the sale.
The carrying value of the total assets in the disposal group was $194.1 million at December 31, 2021, primarily real estate, net. The carrying value of total liabilities in the disposal group was $154.9 million at December 31, 2021, primarily mortgages payable on the related real estate held for sale.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At December 31, 2021 and 2020, ($393.4) million and $1.5 billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk. In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. The Company may have outstanding interest rate swap agreements where the floating leg is linked to the London Interbank Offered Rate (“LIBOR”), the overnight index swap rate or another index. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps, including MAC interest rate swaps, are generally fair valued using the DCO’s market values. If an interest rate swap is terminated, the realized gain (loss) on the interest rate swap would be equal to the difference between the cash received or paid and fair value.
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
Financial Statements
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
The table below summarizes fair value information about our derivative assets and liabilities at December 31, 2021 and 2020:

Derivatives Instruments	December 31, 2021	December 31, 2020
Assets	(dollars in thousands)
Interest rate swaptions	$105,710	$74,470
TBA derivatives	52,693	96,109
Futures contracts	9,028	506
Purchase commitments	1,779	49
Credit derivatives (1)	1,160	—
	$170,370	$171,134
Liabilities
Interest rate swaps	$747,036	$1,006,492
TBA derivatives	3,916	—
Futures contracts	129,134	19,413
Purchase commitments	870	—
Credit derivatives (1)	581	7,440
	$881,537	$1,033,345

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $400.0 million and $504.0 million at December 31, 2021 and December 31, 2020, respectively, plus any coupon shortfalls on the underlying tranche. As of December 31, 2021 and 2020, the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA, and AAA and A, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2021 and 2020:

December 31, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$32,709,300	0.25%	0.06%	1.10
3 - 6 years	2,780,000	0.21%	0.07%	3.46
6 - 10 years	9,118,000	1.43%	0.13%	9.05
Greater than 10 years	1,300,000	4.04%	0.11%	18.70
Total / Weighted average	$45,907,300	0.59%	0.08%	3.32

December 31, 2020
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$23,680,150	0.27%	0.11%	1.96
3 - 6 years	3,600,000	0.18%	0.09%	4.21
6 - 10 years	5,565,500	1.40%	0.62%	7.76
Greater than 10 years	1,484,000	3.06%	0.36%	20.52
Total / Weighted average	$34,329,650	0.92%	0.37%	3.94

(1) As of December 31, 2021, 18%, 53% and 29% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2020, 17%, 72% and 11% of the Company’s interest rate swaps were linked to LIBOR the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at December 31, 2021 and December 31, 2020.
(3) At December 31, 2021 and December 31, 2020, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table summarizes certain characteristics of the Company’s swaptions at December 31, 2021 and 2020.

December 31, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.65	19.50
Long receive	$2,000,000	1.47%	3M LIBOR	10.95	11.38

December 31, 2020
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$8,050,000	1.27%	3M LIBOR	10.40	5.42
Long receive	$250,000	1.66%	3M LIBOR	10.02	0.13
The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2021 and 2020:

December 31, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$20,133,000	$20,289,856	$20,338,633	$48,777

December 31, 2020
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,635,000	$20,277,088	$20,373,197	96,109

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2021 and 2020:

December 31, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(7,509,200)	1.96
U.S. Treasury futures - 5 year	—	(5,644,900)	4.38
U.S. Treasury futures - 10 year and greater	—	(9,381,000)	6.84
Total	$—	$(22,535,100)	4.60

December 31, 2020
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 5 year	$—	$(1,240,000)	4.40
U.S. Treasury futures - 10 year and greater	—	(9,183,800)	6.90
Total	$—	$(10,423,800)	6.60

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at December 31, 2021 and 2020, respectively.

December 31, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$105,710	$—	$—	$105,710
TBA derivatives, at fair value	52,693	(3,876)	—	48,817
Futures contracts, at fair value	9,028	(9,028)	—	—
Purchase commitments	1,779	—	—	1,779
Credit derivatives	1,160	(516)	—	644
Liabilities
Interest rate swaps, at fair value	$747,036	$—	$(77,607)	$669,429
TBA derivatives, at fair value	3,916	(3,876)	(40)	—
Futures contracts, at fair value	129,134	(9,028)	(120,106)	—
Purchase commitments	870	—	—	870
Credit derivatives	581	(516)	(65)	—

December 31, 2020
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$74,470	$—	$—	$74,470
TBA derivatives, at fair value	96,109	—	—	96,109
Futures contracts, at fair value	506	(506)	—	—
Purchase commitments	49	—	—	49
Liabilities
Interest rate swaps, at fair value	$1,006,492	$—	$(108,757)	$897,735
Futures contracts, at fair value	19,413	(506)	(18,907)	—
Credit derivatives	7,440	—	(7,440)	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps	Realized Gains (Losses) on Termination of Interest Rate Swaps	Unrealized Gains (Losses) on Interest Rate Swaps
For the years ended	(dollars in thousands)
December 31, 2021	$(276,142)	$(1,236,349)	$2,198,486
December 31, 2020	$(207,877)	$(1,917,628)	$(904,532)
December 31, 2019	$351,375	$(1,442,964)	$(1,210,276)
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$(354,410)	$(47,332)	$(401,742)
Net interest rate swaptions	(78,431)	2,387	(76,044)
Futures	683,534	(101,199)	582,335
Purchase commitments	—	860	860
Credit derivatives	8,234	6,931	15,165
Total			$120,574

Year Ended December 31, 2020
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$893,120	$92,244	$985,364
Net interest rate swaptions	11,730	46,301	58,031
Futures	(268,084)	(12,015)	(280,099)
Purchase commitments	—	(1,093)	(1,093)
Credit derivatives	6,068	(11,966)	(5,898)
Total			$756,305

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a net liability position at December 31, 2021 was approximately $0.7 billion, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

11. FAIR VALUE MEASUREMENTS

The Company follows fair value guidance in accordance with GAAP to account for its financial instruments and MSR that are accounted for at fair value. The fair value of a financial instrument and MSR is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Refer to the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
“Sale of Commercial Real Estate Business” Note for fair value measurements related to the assets and liabilities of the disposal group held for sale as of December 31, 2021.
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

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$60,525,605	$—	$60,525,605
Credit risk transfer securities	—	936,228	—	936,228
Non-Agency mortgage-backed securities	—	1,663,336	—	1,663,336
Commercial mortgage-backed securities	—	530,505	—	530,505
Loans
Residential mortgage loans	—	2,272,072	—	2,272,072
Residential mortgage loan warehouse facility	—	980	—	980
Mortgage servicing rights	—	—	544,562	544,562
Interests in MSR	—	—	69,316	69,316
Assets transferred or pledged to securitization vehicles	—	6,086,308	—	6,086,308
Derivative assets
Other derivatives	9,028	161,342	—	170,370
Total assets	$9,028	$72,176,376	$613,878	$72,799,282
Liabilities
Debt issued by securitization vehicles	—	5,155,633	—	5,155,633
Participations issued	—	1,049,066	—	1,049,066
Derivative liabilities
Interest rate swaps	—	747,036	—	747,036
Other derivatives	129,134	5,367	—	134,501
Total liabilities	$129,134	$6,957,102	$—	$7,086,236

December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$74,067,059	$—	$74,067,059
Credit risk transfer securities	—	532,403	—	532,403
Non-Agency mortgage-backed securities	—	972,192	—	972,192
Commercial mortgage-backed securities	—	80,742	—	80,742
Loans
Residential mortgage loans	—	345,810	—	345,810
Mortgage servicing rights	—	—	100,895	100,895
Assets transferred or pledged to securitization vehicles	—	6,035,671	—	6,035,671
Derivative assets
Other derivatives	506	170,628	—	171,134
Total assets	$506	$82,204,505	$100,895	$82,305,906
Liabilities
Debt issued by securitization vehicles	$—	$5,652,982	$—	$5,652,982
Participations issued	—	39,198	—	39,198
Derivative liabilities
Interest rate swaps	—	1,006,492	—	1,006,492
Other derivatives	19,413	7,440	—	26,853
Total liabilities	$19,413	$6,706,112	$—	$6,725,525

Qualitative and Quantitative Information about Level 3 Fair Value Measurements
The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The sensitivities of significant unobservable

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements are described below. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently from changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply. For MSR and Interest in MSR, in general, increases in the discount, prepayment or delinquency rates or in annual servicing costs in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s investments in MSR and Interest in MSR, which in turn could result in a decline in the estimated fair value of MSR and Interest in MSR. Refer to the “Mortgage Servicing Rights” Note for additional information, including rollforwards.
The table below presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSR and Interest in MSR. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

December 31, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.3% - 11.1% (7.0%)	7.3% - 15.9% (9.4%)	0.2% - 2.5% (1.2%)	$90 - $103 ($96)
Interests in MSR	8.4% - 8.4% (8.4%)	5.0% - 14.4% (9.1%)	0.0% - 0.2% (0.1%)	$78 - $84 ($81)

December 31, 2020
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR consolidated with VIE	9.0% - 12.0% (9.4%)	19.3% - 55.5% (42.0%)	0.0% - 6.0% (2.5%)	$83 - $108 ($98)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2021 and 2020.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Commercial real estate debt and preferred equity, held for investment (1)	$—	$—	$1,372,430	$1,442,071
Corporate debt, held for investment	1,968,991	1,986,379	2,239,930	2,226,045
Assets transferred or pledged to securitization vehicles	—	—	874,349	928,732
Financial liabilities
Repurchase agreements	$54,769,643	$54,769,643	$64,825,239	$64,825,239
Other secured financing	903,255	903,255	917,876	917,876
Mortgage payable	—	—	426,256	474,779
(1) Includes assets of consolidated VIEs.
Commercial real estate debt and preferred equity, held for investment, corporate debt held, for investment, corporate debt, held for sale and mortgages payable are valued using Level 3 inputs. The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

12. GOODWILL AND INTANGIBLE ASSETS

Goodwill

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At December 31, 2021 and 2020, goodwill totaled $0 and $71.8 million, respectively. The change reflects the goodwill impairment in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Internalization, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company. As part of the sale of the CRE business, certain intangible assets connected with those real estate assets were transferred into the disposal group held for sale. During the year ended December 31, 2021, the Company recognized an impairment of $4.3 million in Other income (loss) and $5.2 million in Business divestiture-related gains (losses) in the Consolidated Statements of Comprehensive Income (Loss) for changes to the assembled workforce.
The following table presents the activity of finite lived intangible assets for the year ended December 31, 2021.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2020	$55,526
Impairment	(9,549)
Intangible assets transferred to disposal group held for sale	(14,528)
Less: amortization expense	(7,208)
Balance at December 31, 2021	$24,241

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
The Company had outstanding $54.8 billion and $64.8 billion of repurchase agreements with weighted average remaining maturities of 52 days and 64 days at December 31, 2021 and 2020, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.9 billion with remaining capacity of $1.4 billion at December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

At December 31, 2021 and 2020, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

December 31, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities (1)	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	26,435,408	133,525	246,707	—	197,834	27,013,474	0.14%
30 to 59 days	9,743,872	38,854	270,377	159,350	—	10,212,453	0.19%
60 to 89 days	6,021,850	4,071	351,426	—	—	6,377,347	0.17%
90 to 119 days	4,812,345	—	12,573	—	—	4,824,918	0.15%
Over 119 days (2)	5,711,448	—	96,283	345,651	188,069	6,341,451	0.27%
Total	$52,724,923	$176,450	$977,366	$505,001	$385,903	$54,769,643	0.17%

December 31, 2020
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,151,875	129,993	354,904	76,799	—	128,267	30,841,838	0.29%
30 to 59 days	10,247,972	16,073	161,274	—	—	142,336	10,567,655	0.42%
60 to 89 days	8,181,410	99,620	259,401	—	—	28,406	8,568,837	0.30%
90 to 119 days	2,154,733	—	—	—	—	—	2,154,733	0.23%
Over 119 days (2)	12,008,920	—	274,860	107,924	271,801	28,671	12,692,176	0.36%
Total	$62,744,910	$245,686	$1,050,439	$184,723	$271,801	$327,680	$64,825,239	0.32%

(1) Includes commercial mortgage-backed securities held for sale.
(2) No repurchase agreements had a remaining maturity over 1 year at December 31, 2021. Less than 1% of the total repurchase agreements had a remaining maturity over 1 year at December 31, 2020.

The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2021 and 2020. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2021		December 31, 2020
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$54,769,643	$250,000	$65,075,239
Amounts offset	—	—	(250,000)	(250,000)
Netted amounts	$—	$54,769,643	$—	$64,825,239

The fair value of mortgage-backed securities received as collateral in connection with reverse repurchase agreements was approximately $250.0 million, which the Company fully repledged, at December 31, 2020.
Other Secured Financing - Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential and senior securitized commercial mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $59.2 billion and $160.8 million, respectively, at December 31, 2021 and $70.6 billion and $196.9 million, respectively, at December 31, 2020.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at December 31, 2021 and 2020.

	Shares authorized		Shares issued and outstanding
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	Par Value
Common stock	2,936,500,000	2,914,850,000	1,459,736,258	1,398,240,618	$0.01
In June 2019, the Company announced that its board of directors (“Board”) had authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock, which expired on December 31, 2020 (the “2019 - 2020 Share Repurchase Program”). In December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “2021 Share Repurchase Program”). The 2021 Share Repurchase Program replaced the Prior Share Repurchase Program. In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the 2019 - 2020 Share Repurchase Program, which had replaced the Prior Share Repurchase Program.
During the year ended December 31, 2021, no shares were repurchased under the 2021 Share Repurchase Program. During the year ended December 31, 2020, the Company repurchased 32.4 million shares of its common stock for an aggregate amount of $208.9 million, excluding commission costs. All common shares purchased were part of a publicly announced plan in open-market transactions.
The following table provides a summary of activity related to the Company’s Direct Purchase and Dividend Reinvestment Program.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Shares issued through direct purchase and dividend reinvestment program	—	166,000
Amount raised from direct purchase and dividend reinvestment program	$—	$1,175
In January 2018, the Company entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2021 and August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents.
During the year ended December 31, 2021, the Company issued 60.9 million shares of common stock for proceeds of $552.4 million, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the year ended December 31, 2020.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2021 and 2020. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Fixed-rate		(dollars in thousands)
Series D	—	18,400,000	—	—	—	—	7.50%	9/13/2017	NA	NA
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	19,550,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	18,400,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	85,150,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2021, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
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

(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,268,558	$1,285,124
Distributions declared per common share (1)	$0.88	$0.91
Distributions paid to common stockholders after period end	$321,142	$307,613
Distributions paid per common share after period end	$0.22	$0.22
Date of distributions paid to common stockholders after period end	January 31, 2022	January 29, 2021
Dividends declared to series D preferred stockholders	$—	$34,500
Dividends declared per share of series D preferred stock (2)	$—	$1.875
Dividends declared to series F preferred stockholders	$50,040	$50,040
Dividends declared per share of series F preferred stock (2)	$1.738	$1.738
Dividends declared to series G preferred stockholders	$27,624	$27,625
Dividends declared per share of series G preferred stock (2)	$1.625	$1.625
Dividends declared to series I preferred stockholders	$29,868	$29,871
Dividends declared per share of series I preferred stock (2)	$1.688	$1.688
(1) For the year ended December 31, 2021, 100% of common stock dividend distributions of $0.87 per share was taxable as a return of capital. For the year ended December 31, 2020, 74% and 26% of common stock dividend distributions of $0.95 per share were taxable as ordinary income and capital gains, respectively.
(2) For the year ended December 31, 2021, 100% of the preferred stock dividend distributions per share was taxable as a return of capital. For the year ended December 31, 2020, 74% and 26% of the preferred stock dividend distributions per share were taxable as ordinary income and capital gains, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The following table sets forth activity related to the Company’s RSUs and PSUs awarded under the Plans:

	For the Year Ended
	December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value
	(dollars in thousands)
Beginning balance	1,670,738	$7.05
Granted (1)	1,824,434	$6.92
Vested	(739,815)	$7.35
Forfeited (1)	(94,353)	$8.22
Ending balance (2)	2,661,004	$6.84

(1) Includes dividend equivalent rights.
(2) The ending balance includes 680,351 PSUs and related dividend equivalent rights subject to performance conditions and future service requirements, and represents the target amount of such PSUs that may be earned.

The Company recognized equity-based compensation expense of $9.8 million for the year ended December 31, 2021. As of December 31, 2021, there was $12.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.73 years.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

16. INTEREST INCOME AND INTEREST EXPENSE

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

The following presents the components of the Company’s interest income and interest expense for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended December 31,
	2021	2020	2019
Interest income	(dollars in thousands)
Agency Securities (1)	$1,484,354	$1,661,566	$3,105,035
Residential credit securities	78,681	57,394	90,511
Residential mortgage loans (1)	182,359	170,259	150,066
Commercial investment portfolio (1) (2)	237,597	338,763	378,395
Reverse repurchase agreements	45	1,643	63,290
Total interest income	$1,983,036	$2,229,625	$3,787,297
Interest expense
Repurchase agreements	116,974	705,218	2,513,282
Debt issued by securitization vehicles	93,006	142,602	141,981
Participations issued	12,071	78	—
Other	27,192	51,214	129,612
Total interest expense	249,243	899,112	2,784,875
Net interest income	$1,733,793	$1,330,513	$1,002,422

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

17. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(dollars in thousands, except per share data)
Net income (loss)	$2,396,280	$(889,772)	$(2,163,091)
Net income (loss) attributable to noncontrolling interests	6,384	1,391	(226)
Net income (loss) attributable to Annaly	2,389,896	(891,163)	(2,162,865)
Dividends on preferred stock	107,532	142,036	136,576
Net income (loss) available (related) to common stockholders	$2,282,364	$(1,033,199)	$(2,299,441)
Weighted average shares of common stock outstanding-basic	1,427,426,079	1,414,659,439	1,434,912,682
Add: Effect of stock awards, if dilutive	1,142,924	—	—
Weighted average shares of common stock outstanding-diluted	1,428,569,003	1,414,659,439	1,434,912,682
Net income (loss) per share available (related) to common share
Basic	$1.60	$(0.73)	$(1.60)
Diluted	$1.60	$(0.73)	$(1.60)
The computations of diluted net income (loss) per share available (related) to common share for the year ended December 31, 2020 excludes 1.0 million of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

18. INCOME TAXES

For the year ended December 31, 2021 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of Mountain Merger Sub Corp., have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2021 and 2020.
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
During the years ended December 31, 2021, 2020 and 2019 the Company recorded $4.7 million, ($28.4) million and ($10.8) million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2018 and forward remain open for examination.

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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities and corporate debt. MSR values may also be adversely impacted by rising borrower delinquencies which would reduce servicing income and increase overall costs to service the underlying mortgage loans. The Company is exposed to risk of loss if an issuer, borrower, or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, pre-purchase due diligence, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers, and counterparties, credit rating monitoring and active servicer oversight.
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
For the six months ended June 30, 2020, the compensation and management fee computed in accordance with the Management Agreement was $77.9 million and reimbursement payments to the former manager was $14.2 million. For the year ended December 31, 2019, the compensation and management fee was $170.6 million and reimbursement payments to the former manager was $21.4 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

21. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of approximately four years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the year ended December 31, 2021 was $3.3 million.
Supplemental information related to leases as of and for the year ended December 31, 2021 was as follows:

Operating Leases	Classification	December 31, 2021
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$10,542
Liabilities
Operating lease liabilities (1)	Other liabilities	$13,713
Lease term and discount rate
Weighted average remaining lease term		3.7 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,918
(1) As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2022	$3,862
2023	3,862
2024	3,862
2025	2,895
Total lease payments	$14,481
Less imputed interest	768
Present value of lease liabilities	$13,713

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2021 and 2020.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
As a member of FINRA, Arcola is required to maintain a minimum net capital balance.  At December 31, 2021, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at December 31, 2021 was $512.3 million with excess net capital of $512.0 million.

23. SUBSEQUENT EVENTS

In January 2022, the Company completed and closed the securitizations of residential mortgage loans, OBX 2022-NQM1 and OBX 2022-INV1, with face values of $556.7 million and $377.3 million, respectively and in February 2022, completed and closed OBX 2022-INV2, with a face value of $466.7 million. The securitizations represented financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Date: February 17, 2022	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Finkelstein David L. Finkelstein	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2022
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2022
/s/ Francine J. Bovich Francine J. Bovich	Director	February 17, 2022
/s/ Wellington J. Denahan Wellington J. Denahan	Director, Vice Chair of the Board	February 17, 2022
/s/ Katherine Beirne Fallon Katherine Beirne Fallon	Director	February 17, 2022
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director	February 17, 2022
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 17, 2022
/s/ Michael E. Haylon Michael E. Haylon	Director, Chair of the Board	February 17, 2022
/s/ Eric A. Reeves Eric A. Reeves	Director	February 17, 2022
/s/ John H. Schaefer John H. Schaefer	Director	February 17, 2022
/s/ Glenn A. Votek Glenn A. Votek	Director	February 17, 2022
/s/ Vicki Williams Vicki Williams	Director	February 17, 2022
II-1