Form 10-Q
period 2022-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2022-05-04
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2022
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

The number of shares of the registrant’s Common Stock outstanding on April 22, 2022 was 1,461,012,252.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2022 (Unaudited) and December 31, 2021 (Derived from the audited consolidated financial statements at December 31, 2021)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2022 and 2021	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and 2021	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	19
Note 8. Variable Interest Entities	20
Note 9. Sale of Commercial Real Estate Business	26
Note 10. Derivative Instruments	23
Note 11. Fair Value Measurements	28
Note 12. Goodwill and Intangible Assets	31
Note 13. Secured Financing	32
Note 14. Capital Stock	34
Note 15. Interest Income and Interest Expense	35
Note 16. Net Income (Loss) per Common Share	36
Note 17. Income Taxes	36
Note 18. Risk Management	37
Note 19. Lease Commitments and Contingencies	38
Note 20. Arcola Regulatory Requirements	38
Note 21. Subsequent Events	39
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Special Note Regarding Forward-Looking Statements	40
Overview	42
Business Environment	42
Results of Operations	44
Financial Condition	57
Capital Management	60
Risk Management	62
Critical Accounting Policies and Estimates	72
Glossary of Terms	75
Item 3. Quantitative and Qualitative Disclosures about Market Risk	84
Item 4. Controls and Procedures	84
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	85
Item 1A. Risk Factors	85
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	85
Item 5. Other Information	85
Item 6. Exhibits	85
SIGNATURES	87

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2022	2021 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $830,546 and $1,222,505, respectively) (2)	$955,840	$1,342,090
Securities (includes pledged assets of $54,705,431 and $56,675,447, respectively) (3)	60,727,637	63,655,674
Loans, net (includes pledged assets of $2,778,141 and $2,462,776, respectively) (4)	3,617,818	4,242,043
Mortgage servicing rights	1,108,937	544,562
Interests in MSR	85,653	69,316
Assets transferred or pledged to securitization vehicles	7,809,307	6,086,308
Assets of disposal group held for sale	—	194,138
Derivative assets	964,075	170,370
Receivable for unsettled trades	407,225	2,656
Principal and interest receivable	246,739	234,983
Goodwill and intangible assets, net	23,110	24,241
Other assets	238,793	197,683
Total assets	$76,185,134	$76,764,064
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$52,626,503	$54,769,643
Other secured financing	914,255	903,255
Debt issued by securitization vehicles	6,711,953	5,155,633
Participations issued	775,432	1,049,066
Liabilities of disposal group held for sale	—	154,956
Derivative liabilities	826,972	881,537
Payable for unsettled trades	1,992,568	147,908
Interest payable	80,870	91,176
Dividends payable	321,423	321,142
Other liabilities	456,388	94,423
Total liabilities	64,706,364	63,568,739
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 authorized, 1,461,012,252 and 1,459,736,258 issued and outstanding, respectively	14,610	14,597
Additional paid-in capital	20,321,952	20,313,832
Accumulated other comprehensive income (loss)	(2,465,482)	958,410
Accumulated deficit	(7,980,407)	(9,653,582)
Total stockholders’ equity	11,427,242	13,169,826
Noncontrolling interests	51,528	25,499
Total equity	11,478,770	13,195,325
Total liabilities and equity	$76,185,134	$76,764,064

(1)Derived from the audited consolidated financial statements at December 31, 2021.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $8.6 million and $16.2 million at March 31, 2022 and December 31, 2021, respectively.
(3)Excludes $38.5 million and $44.2 million at March 31, 2022 and December 31, 2021, respectively, of Agency mortgage-backed securities and $709.0 million and $350.4 million at March 31, 2022 and December 31, 2021, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $1.9 million and $2.3 million of residential mortgage loans held for sale at March 31, 2022 and December 31, 2021, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2022	2021
Net interest income
Interest income	$655,850	$763,378
Interest expense	74,922	75,973
Net interest income	580,928	687,405
Net servicing income
Servicing and related income	$34,715	9,229
Servicing and related expense	3,757	2,297
Net servicing income	30,958	6,932
Other income (loss)
Net gains (losses) on investments and other	(159,804)	38,405
Net gains (losses) on derivatives	1,642,028	1,169,383
Loan loss (provision) reversal	(608)	139,620
Business divestiture-related gains (losses)	(354)	(249,563)
Other, net	3,058	6,536
Total other income (loss)	1,484,320	1,104,381
General and administrative expenses
Compensation and management fee	33,002	31,518
Other general and administrative expenses	12,762	16,387
Total general and administrative expenses	45,764	47,905
Income (loss) before income taxes	2,050,442	1,750,813
Income taxes	26,548	(321)
Net income (loss)	2,023,894	1,751,134
Net income (loss) attributable to noncontrolling interests	1,639	321
Net income (loss) attributable to Annaly	2,022,255	1,750,813
Dividends on preferred stock	26,883	26,883
Net income (loss) available (related) to common stockholders	$1,995,372	$1,723,930
Net income (loss) per share available (related) to common stockholders
Basic	$1.37	$1.23
Diluted	$1.36	$1.23
Weighted average number of common shares outstanding
Basic	1,461,363,637	1,399,210,925
Diluted	1,462,451,965	1,400,000,727
Other comprehensive income (loss)
Net income (loss)	$2,023,894	$1,751,134
Unrealized gains (losses) on available-for-sale securities	(3,568,679)	(1,428,927)
Reclassification adjustment for net (gains) losses included in net income (loss)	144,787	56,823
Other comprehensive income (loss)	(3,423,892)	(1,372,104)
Comprehensive income (loss)	(1,399,998)	379,030
Comprehensive income (loss) attributable to noncontrolling interests	1,639	321
Comprehensive income (loss) attributable to Annaly	(1,401,637)	378,709
Dividends on preferred stock	26,883	26,883
Comprehensive income (loss) attributable to common stockholders	$(1,428,520)	$351,826

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2022	2021
Preferred stock
Beginning of period	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569
Common stock
Beginning of period	$14,597	$13,982
Issuance	8	—
Stock-based award activity	5	3
End of period	$14,610	$13,985
Additional paid-in capital
Beginning of period	$20,313,832	$19,750,818
Issuance	6,096	—
Stock-based award activity	2,024	4,008
End of period	$20,321,952	$19,754,826
Accumulated other comprehensive income (loss)
Beginning of period	$958,410	$3,374,335
Unrealized gains (losses) on available-for-sale securities	(3,568,679)	(1,428,927)
Reclassification adjustment for net gains (losses) included in net income (loss)	144,787	56,823
End of period	$(2,465,482)	$2,002,231
Accumulated deficit
Beginning of period	$(9,653,582)	$(10,667,388)
Net income (loss) attributable to Annaly	2,022,255	1,750,813
Dividends declared on preferred stock (1)	(26,883)	(26,883)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(322,197)	(308,346)
End of period	$(7,980,407)	$(9,251,804)
Total stockholder’s equity	$11,427,242	$14,055,807
Noncontrolling interests
Beginning of period	$25,499	$13,480
Net income (loss) attributable to noncontrolling interests	1,639	321
Equity contributions from (distributions to) noncontrolling interests	24,390	(2,013)
End of period	$51,528	$11,788
Total equity	$11,478,770	$14,067,595

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$2,023,894	$1,751,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	(11,770)	(9,960)
Amortization of securitized debt premiums and discounts and deferred financing costs	(3,074)	(3,588)
Depreciation, amortization and other noncash expenses	4,746	8,408
Net (gains) losses on investments and derivatives	(1,544,765)	(1,287,535)
Business divestiture-related (gains) losses	354	249,563
Income from unconsolidated joint ventures	(8,384)	(1,025)
Loan loss provision (reversal)	608	(139,620)
Payments on purchases of loans held for sale	—	(969)
Proceeds from sales and repayments of loans held for sale	994	3,067
Net receipts (payments) on derivatives	856,299	435,107
Net change in
Other assets	(5,266)	(31,236)
Interest receivable	(8,069)	9,386
Interest payable	(10,657)	(89,000)
Other liabilities	734,238	170,818
Net cash provided by (used in) operating activities	2,029,148	1,064,550
Cash flows from investing activities
Payments on purchases of securities	(5,061,300)	(5,478,414)
Proceeds from sales of securities	2,393,169	2,852,764
Principal payments on securities	3,047,356	4,986,008
Payments on purchases and origination of loans	(2,194,285)	(651,397)
Proceeds from sales of loans	4,215	46,171
Principal payments on loans	605,626	683,451
Payments on purchases of MSR	(421,012)	—
Payments on purchases of interests in MSR	(4,913)	—
Investments in real estate	—	(746)
Proceeds from sales of real estate	—	4,265
Proceeds from reverse repurchase agreements	2,100,000	8,634,313
Payments on reverse repurchase agreements	(2,100,000)	(8,634,313)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	290
Net cash provided by (used in) investing activities	(1,631,144)	2,442,392
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	839,715,390	534,607,127
Payments on repurchase agreements and other secured financing	(841,845,524)	(537,932,992)
Proceeds from issuances of securitized debt	2,293,500	251,379
Principal payments on securitized debt	(398,843)	(357,224)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	6,104	—
Proceeds from participations issued	676,499	183,067
Payments on repurchases of participations issued	(888,343)	(40,434)
Principal payments on participations issued	(17,370)	(1,293)
Net principal receipts (payments) on mortgages payable	—	(330)
Net contributions (distributions) from (to) noncontrolling interests	24,390	(2,013)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(1,977)	(596)
Dividends paid	(348,080)	(334,543)
Net cash provided by (used in) financing activities	(784,254)	(3,627,852)
Net (decrease) increase in cash and cash equivalents	$(386,250)	$(120,910)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,342,090	1,243,703
Cash and cash equivalents including cash pledged as collateral, end of period	$955,840	$1,122,793
Supplemental disclosure of cash flow information
Interest received	$565,361	$783,900
Dividends received	$—	$33
Interest paid (excluding interest paid on interest rate swaps)	$57,138	$116,028
Net interest received (paid) on interest rate swaps	$(66,918)	$(133,628)
Taxes received (paid)	$(677)	$—
Noncash investing and financing activities
Receivable for unsettled trades	$407,225	$144,918
Payable for unsettled trades	$1,992,568	$1,070,080
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(3,423,892)	$(1,372,104)
Dividends declared, not yet paid	$321,423	$307,671

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

Annaly Capital Management, Inc. (the “Company” or “Annaly”) is a Maryland corporation that commenced operations on February 18, 1997.  The Company is a leading diversified capital manager with investment strategies across mortgage finance. The Company owns a portfolio of real estate related investments, including mortgage pass-through certificates, collateralized mortgage obligations, credit risk transfer (“CRT”) securities, other securities representing interests in or obligations backed by pools of mortgage loans, residential mortgage loans and mortgage servicing rights (“MSR”). The Company’s principal business objective is to generate net income for distribution to its stockholders and optimize its returns through prudent management of its diversified investment strategies.
The Company is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).
The Company’s investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including Agency commercial mortgage-backed securities.
Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Mortgage Servicing Rights Group	Invests in MSR, which provide the right to service residential loans in exchange for a portion of the interest payments made on the loans.
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. As of March 31, 2022, the assets held for sale and the associated liabilities were transferred. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
In April 2022, the Company announced that it had entered into a definitive agreement to sell substantially all of the assets that comprise the Annaly Middle Market Lending ("MML") portfolio, including assets held on balance sheet as well as assets managed for third parties. Subject to customary closing conditions, the sale of the MML business is expected to be completed by the second quarter of 2022. Refer to the "Subsequent Events" Note for additional information.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”). The consolidated financial information as of December 31, 2021 has been derived from audited consolidated financial statements included in the Company’s 2021 Form 10-K.
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported balance sheet amounts and/or disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Beginning with the quarter ended March 31, 2022, in light of the continued growth of its mortgage servicing rights portfolio, the Company enhanced its financial disclosures by separately reporting servicing income and servicing expense in its Consolidated Statements of Comprehensive Income (Loss). Servicing income and servicing expense were previously included within Other income (loss). As a result of this change, prior periods have been adjusted to conform to the current presentation.
In addition, the Company consolidated certain line items in its Consolidated Statements of Comprehensive Income (Loss) in an effort to streamline and simplify its financial presentation. Amounts previously reported under Net interest component of interest rate swaps, Realized gains (losses) on termination or maturity of interest rate swaps, Unrealized gains (losses) on interest rate swaps and Net gains (losses) on other derivatives are combined into a single line item titled Net gains (losses) on derivatives. Similarly, amounts previously reported under Net gains (losses) on disposal of investments and other and Net unrealized gains (losses) on instruments measured at fair value through earnings are combined into a single line item titled Net gains (losses) on investments and other. As a result of these changes, prior periods have been adjusted to conform to the current presentation.
Beginning with the quarter ended June 30, 2021, the Company began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other, net rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation. Other general and administrative expenses for the three months ended March 31, 2021 decreased by $1.8 million and Other, net decreased by the same amounts for the three months ended March 31, 2021. These reclassifications had no effect on the reported net income (loss) in the Company’s Consolidated Statements of Comprehensive Income (Loss).
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
Equity Method Investments - For entities that are not consolidated, but where the Company has significant influence over the operating or financial decisions of the entity, the Company accounts for the investment under the equity method of accounting. In accordance with the equity method of accounting, the Company will recognize its share of earnings or losses of the investee in the period in which they are reported by the investee. The Company also considers whether there are any indicators of other-than-temporary impairment of joint ventures accounted for under the equity method. These investments are included in Other assets with income or loss included in Other, net.
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $0.8 billion and $1.2 billion at March 31, 2022 and December 31, 2021, respectively.
Fair Value Measurements and the Fair Value Option – The Company reports various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option (“FVO”). The Company chooses to elect the FVO in order to simplify the accounting treatment for certain financial instruments. Items for which the FVO has been elected are presented at fair value in the Consolidated Statements of Financial Condition and any change in fair value is recorded in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). For additional information regarding financial instruments for which the Company has elected the FVO see the table in the “Financial Instruments” Note.
Refer to the “Fair Value Measurements” Note for a complete discussion on the methodology utilized by the Company to estimate the fair value of certain financial instruments.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
Derivative Instruments – Derivatives are recognized as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on derivatives. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes. Refer to the “Derivative Instruments” Note for further discussion.
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
The Company has made an accounting policy election not to measure an allowance for loans losses on corporate debt for accrued interest receivable. If interest receivable is deemed to be uncollectible or not collected within 120 days for corporate debt carried at amortized cost, it is written off through a reversal of interest income. Any interest written off that is recovered is recognized as interest income.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
Standard that has been adopted
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2022 and December 31, 2021.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2022	December 31, 2021
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$57,257,909	$59,939,383
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	529,232	586,222
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	845,809	936,228
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,737,333	1,663,336
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	348,666	521,440
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	8,688	9,065
Total securities			60,727,637	63,655,674
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,650,151	2,272,072
Loans, net	Residential mortgage loan warehouse facility	Fair value, with unrealized gains (losses) through earnings	—	980
Loans, net	Corporate debt, held for investment	Amortized cost	1,967,667	1,968,991
Total loans, net			3,617,818	4,242,043
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	85,653	69,316
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	544,991	589,873
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	7,264,316	5,496,435
Total assets transferred or pledged to securitization vehicles			7,809,307	6,086,308
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	52,626,503	54,769,643
Other secured financing	Loans	Amortized cost	914,255	903,255
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	6,711,953	5,155,633
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	775,432	1,049,066
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a securities loss provision and reflected as an allowance for credit losses on securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. For the three months ended March 31, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that was sold subsequently in 2021.
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
Non-Agency Mortgage-Backed Securities - The Company invests in non-Agency mortgage-backed securities such as those issued in prime loan, prime jumbo loan, Alt-A loan, subprime loan, non-performing loan (“NPL”) and re-performing loan (“RPL”) securitizations.
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the three months ended March 31, 2022:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$60,525,605	$2,599,564	$530,505	$63,655,674
Purchases	6,160,670	372,464	—	6,533,134
Sales and transfers	(2,583,651)	(177,561)	(169,224)	(2,930,436)
Principal paydowns	(2,910,094)	(132,519)	(773)	(3,043,386)
(Amortization) / accretion	24,656	890	4	25,550
Fair value adjustment	(3,430,045)	(79,696)	(3,158)	(3,512,899)
Ending balance March 31, 2022	$57,787,141	$2,583,142	$357,354	$60,727,637

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that were carried at their fair value at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$54,859,660	$3,047,099	$(79,126)	$57,827,633	$136,232	$(2,585,619)	$55,378,246
Adjustable-rate pass-through	284,000	5,581	(660)	288,921	8,490	(1,639)	295,772
CMO	110,247	1,827	—	112,074	103	(1,898)	110,279
Interest-only	1,784,533	435,220	—	435,220	149	(192,355)	243,014
Multifamily(1)	6,805,912	280,406	(6,099)	1,785,614	8,223	(68,736)	1,725,101
Reverse mortgages	33,287	3,414	—	36,701	—	(1,972)	34,729
Total agency securities	$63,877,639	$3,773,547	$(85,885)	$60,486,163	$153,197	$(2,852,219)	$57,787,141
Residential credit
Credit risk transfer (2)	$848,990	$7,899	$(570)	$854,879	$3,304	$(12,374)	$845,809
Alt-A	81,711	33	(16,943)	64,801	2,121	(2,344)	64,578
Prime (3)	299,044	9,405	(14,304)	263,750	6,396	(20,334)	249,812
Subprime	158,423	298	(15,359)	143,362	5,642	(4,479)	144,525
NPL/RPL	1,097,310	877	(3,357)	1,094,830	736	(20,558)	1,075,008
Prime jumbo (>=2010 vintage) (4)	1,391,118	13,143	(14,778)	217,179	2,851	(16,620)	203,410
Total residential credit securities	$3,876,596	$31,655	$(65,311)	$2,638,801	$21,050	$(76,709)	$2,583,142
Total Residential Securities	$67,754,235	$3,805,202	$(151,196)	$63,124,964	$174,247	$(2,928,928)	$60,370,283
Commercial
Commercial Securities	$363,046	$—	$(96)	$362,950	$—	$(5,596)	$357,354
Total securities	$68,117,281	$3,805,202	$(151,292)	$63,487,914	$174,247	$(2,934,524)	$60,727,637

	December 31, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$54,432,252	$3,008,185	$(18,314)	$57,422,123	$1,349,125	$(474,643)	$58,296,605
Adjustable-rate pass-through	305,211	1,965	(2,124)	305,052	16,223	(2)	321,273
CMO	114,533	1,888	—	116,421	5,277	—	121,698
Interest-only	1,912,415	456,683	—	456,683	428	(163,197)	293,914
Multifamily (1)	5,671,138	273,553	—	1,453,946	15,330	(16,563)	1,452,713
Reverse mortgages	36,807	3,550	—	40,357	—	(955)	39,402
Total agency investments	$62,472,356	$3,745,824	$(20,438)	$59,794,582	$1,386,383	$(655,360)	$60,525,605
Residential credit
Credit risk transfer (2)	$924,101	$8,754	$(1,176)	$927,555	$9,641	$(968)	$936,228
Alt-A	83,213	31	(17,133)	66,111	3,627	(251)	69,487
Prime (3)	323,062	9,841	(14,757)	268,117	10,853	(3,529)	275,441
Subprime	170,671	349	(16,111)	154,909	8,285	(118)	163,076
NPL/RPL	987,415	950	(1,698)	986,667	2,739	(5,968)	983,438
Prime jumbo (>=2010 vintage) (4)	299,783	5,680	(6,410)	172,598	4,272	(4,976)	171,894
Total residential credit securities	$2,788,245	$25,605	$(57,285)	$2,575,957	$39,417	$(15,810)	$2,599,564
Total Residential Securities	$65,260,601	$3,771,429	$(77,723)	$62,370,539	$1,425,800	$(671,170)	$63,125,169
Commercial
Commercial Securities	$533,071	$—	$(127)	$532,944	$165	$(2,604)	$530,505
Total securities	$65,793,672	$3,771,429	$(77,850)	$62,903,483	$1,425,965	$(673,774)	$63,655,674

(1) Principal/Notional amount includes $5.3 billion and $4.5 billion of Agency Multifamily interest-only securities as of March 31, 2022 and December 31, 2021, respectively.
(2) Principal/Notional amount includes $1.4 million and $4.1 million of a CRT interest-only security as of March 31, 2022 and December 31, 2021, respectively.
(3) Principal/Notional amount includes $30.4 million and $50.0 million of Prime interest-only securities as of March 31, 2022 and December 31, 2021, respectively.
(4) Principal/Notional amount includes $1.2 billion and $126.5 million of Prime Jumbo interest-only securities as of March 31, 2022 and December 31, 2021, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Investment Type	(dollars in thousands)
Fannie Mae	$46,824,563	$48,404,991
Freddie Mac	9,819,001	10,880,033
Ginnie Mae	1,143,577	1,240,581
Total	$57,787,141	$60,525,605

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2022 and December 31, 2021, according to their estimated weighted average life classifications:

	March 31, 2022		December 31, 2021
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$181,054	$180,846	$253,129	$250,689
Greater than one year through five years	4,123,236	4,160,292	16,155,017	15,766,307
Greater than five years through ten years	51,112,733	53,521,509	45,470,212	45,102,607
Greater than ten years	4,953,260	5,262,317	1,246,811	1,250,936
Total	$60,370,283	$63,124,964	$63,125,169	$62,370,539

The estimated weighted average lives of the Residential Securities at March 31, 2022 and December 31, 2021 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$37,098,530	$(1,402,053)	1,838	$22,828,156	$(475,064)	571
12 Months or more	12,118,518	(1,238,095)	301	383,815	(10,960)	19
Total	$49,217,048	$(2,640,148)	2,139	$23,211,971	$(486,024)	590

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
During the three months ended March 31, 2022 and 2021, the Company disposed of $2.8 billion and $3.0 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2022 and 2021.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
March 31, 2022	$1,565	$(146,056)	$(144,491)
March 31, 2021	$4,646	$(65,340)	$(60,694)

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of March 31, 2022 and December 31, 2021, the Company reported $1.7 billion and $2.3 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.9 million and $2.3 million at March 31, 2022 and December 31, 2021, respectively.
Allowance for Losses – The Company evaluates the need for a loss reserve on each of its loans classified as held-for-investment, which primarily include corporate debt, where the fair value option is not elected. Allowance for loan losses are written off in the period the loans are deemed uncollectible.
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
The Company recorded net loan loss (provisions) reversals of ($0.6) million and $139.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company’s loan loss allowance was $28.5 million and $27.9 million, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the activity of the Company’s loan investments, including loans held for sale and excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the three months ended March 31, 2022:

	Residential	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$2,272,072	$1,968,991	$4,241,063
Purchases / originations	2,025,930	171,697	2,197,627
Sales and transfers (1)	(2,550,155)	—	(2,550,155)
Principal payments	(34,284)	(174,238)	(208,522)
Gains / (losses) (2)	(60,654)	(608)	(61,262)
(Amortization) / accretion	(2,758)	1,825	(933)
Ending balance March 31, 2022	$1,650,151	$1,967,667	$3,617,818

(1) Includes securitizations, syndications and transfers to securitization vehicles. Includes transfer of residential loans to securitization vehicles with a carrying value of $2.5 billion during the three months ended March 31, 2022.
(2) Includes loan loss allowances.

The Company’s corporate loans also have off-balance-sheet credit exposure related to unfunded loan commitments, including revolvers, delayed draw term loans and future funding commitments that are not unconditionally cancellable by the Company. The Company utilizes the same methodology in calculating the liability related to the expected credit losses on these exposures as it does for the calculation of the allowance for loan losses. In determining the estimate of credit losses for off-balance-sheet credit exposures, the Company will consider the contractual period in which the entity is exposed to credit risk and the likelihood that funding will occur, if material. Estimated credit losses for off-balance-sheet credit exposures are included in Other liabilities on the Company’s Consolidated Statements of Financial Condition.

Residential
The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. The Company’s residential loans are accounted for under the fair value option with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). The Company also consolidates securitization trusts in which it had purchased subordinated securities because it also has certain powers and rights to direct the activities of such trusts. Refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated residential mortgage loan trusts.
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$8,914,467	$7,768,507
Unpaid principal balance	$9,097,860	$7,535,855

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Interest income	$73,465	$37,109
Net gains (losses) on disposal of investments (1)	(7,338)	(5,220)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(415,248)	22,455
Total included in net income (loss)	$(349,121)	$54,344

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (Loss)

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2022 and December 31, 2021 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2022		December 31, 2021
Property location	% of Balance	Property location	% of Balance
California	48.4%	California	50.2%
New York	11.6%	New York	10.9%
Florida	6.8%	Florida	6.1%
All other (none individually greater than 5%)	33.2%	All other (none individually greater than 5%)	32.8%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$496	$1 - $4,382	$513
Interest rate	0.75% - 15.00%	4.02%	0.75% - 9.24%	4.04%
Maturity	7/1/2029 - 4/1/2062	4/8/2051	7/1/2029 - 12/1/2061	12/22/2050
FICO score at loan origination	588 - 832	762	604 - 831	762
Loan-to-value ratio at loan origination	7% - 103%	66%	8% - 103%	66%
At March 31, 2022 and December 31, 2021, approximately 13% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participates in an arrangement that provides a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At March 31, 2022 and December 31, 2021, the fair value and carrying value of this warehouse facility was $0 and $1.0 million, respectively, and reported as Loans, net in the Consolidated Statements of Financial Condition. As of March 31, 2022, the lending facility was not on nonaccrual status nor past due.

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
There was no provision for loan loss recorded on corporate loans using a discounted cash flow methodology for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022 and 2021 the Company recorded a net loan loss (provision) reversal on corporate loans of ($0.6) million and $6.2 million, respectively, based upon its Loss Given Default methodology.
At March 31, 2022 and December 31, 2021, the Company had unfunded corporate loan commitments of $284.5 million and $278.9 million, respectively. At March 31, 2022 and December 31, 2021, the liability related to the expected credit losses on the unfunded corporate loan commitments was $2.5 million and $2.3 million, respectively.
The Company invests in corporate loans through its Annaly Middle Market Lending Group. The industry and rate attributes of the portfolio at March 31, 2022 and December 31, 2021 are as follows:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Industry Dispersion
	March 31, 2022	December 31, 2021
	Total (1)	Total (1)
	(dollars in thousands)
Computer Programming, Data Processing & Other Computer Related Services	$464,921	$437,257
Management & Public Relations Services	229,097	263,187
Industrial Inorganic Chemicals	155,728	156,292
Miscellaneous Industrial & Commercial	96,789	93,619
Miscellaneous Health & Allied Services, not elsewhere classified	96,104	64,133
Public Warehousing & Storage	95,037	94,179
Electronic Components & Accessories	92,166	92,261
Surgical, Medical & Dental Instruments & Supplies	80,391	80,786
Drugs	67,244	—
Research, Development & Testing Services	62,689	59,311
Engineering, Architectural & Surveying	50,023	49,088
Offices & Clinics of Doctors of Medicine	49,910	50,017
Medical & Dental Laboratories	48,603	30,199
Insurance Agents, Brokers & Service	43,360	43,598
Telephone Communications	42,651	42,589
Electrical Work	42,611	42,617
Miscellaneous Equipment Rental & Leasing	32,367	32,346
Home Health Care Services	28,600	28,660
Metal Forgings & Stampings	27,514	27,483
Legal Services	26,146	26,105
Petroleum & Petroleum Products	20,705	21,434
Sanitary Services	20,410	20,453
Grocery Stores	19,646	19,745
Coating, Engraving & Allied Services	17,742	17,705
Chemicals & Allied Products	14,626	14,657
Mailing, Reproduction, Commercial Art & Photography & Stenographic	12,431	12,388
Machinery, Equipment & Supplies	10,323	10,814
Offices & Clinics of Other Health Practitioners	10,068	10,083
Schools & Educational Services, not elsewhere classified	9,765	9,781
Metal Cans & Shipping Containers	—	118,204
Total	$1,967,667	$1,968,991

(1) All middle market lending positions are floating rate.
The table below reflects the Company’s aggregate positions by their respective place in the capital structure of the borrowers at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
First lien loans	$1,471,546	$1,391,217
Second lien loans (1)	496,121	577,774
Total	$1,967,667	$1,968,991

(1) Includes mezzanine positions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables represent a rollforward of the activity for the Company’s corporate debt investments held for investment at March 31, 2022 and December 31, 2021:

March 31, 2022
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2022) (1)	$1,391,217	$577,774	$1,968,991
Originations & advances	154,396	17,301	171,697
Principal payments	(74,251)	(99,987)	(174,238)
Amortization & accretion of (premium) discounts	885	940	1,825
Allowance for loan losses
Beginning allowance	(17,341)	(10,579)	(27,920)
Current period (allowance) reversal	(701)	93	(608)
Ending allowance	(18,042)	(10,486)	(28,528)
Net carrying value (March 31, 2022)	$1,471,546	$496,121	$1,967,667

December 31, 2021
	First Lien	Second Lien	Total
	(dollars in thousands)
Beginning balance (January 1, 2021) (1)	$1,489,125	$750,805	$2,239,930
Originations & advances	1,506,705	66,013	1,572,718
Sales and transfers (2)	(1,122,275)	(83,690)	(1,205,965)
Principal payments	(492,884)	(169,057)	(661,941)
Amortization & accretion of (premium) discounts	9,120	3,497	12,617
Allowance for loan losses
Beginning allowance	(18,767)	(20,785)	(39,552)
Current period (allowance) reversal	1,426	10,206	11,632
Ending allowance	(17,341)	(10,579)	(27,920)
Net carrying value (December 31, 2021)	$1,391,217	$577,774	$1,968,991

(1) Excludes loan loss allowances. (2) Includes syndications.

The following table provides the amortized cost basis of corporate debt held for investment as of March 31, 2022 by vintage year and internal risk rating.

Amortized Cost Basis by Risk Rating and Vintage (1)
Risk Rating	Vintage
	Total	2022	2021	2020	2019	2018	2017	2016
(dollars in thousands)
1-5 / Performing	$1,797,943	$55,565	$641,746	$342,945	$221,796	$358,884	$138,903	$38,104
6 / Performing - Closely Monitored	65,000	—	22,522	26,146	16,332	—	—	—
7 / Substandard	104,724	—	—	10,323	9,276	85,125	—	—
8 / Doubtful	—	—	—	—	—	—	—	—
9 / Loss	—	—	—	—	—	—	—	—
Total	$1,967,667	$55,565	$664,268	$379,414	$247,404	$444,009	$138,903	$38,104

(1) The amortized cost basis excludes accrued interest and includes deferred fees on unfunded loans. As of March 31, 2022, the Company had $9.7 million of accrued interest receivable on corporate loans, which is reported in Principal and interest receivable in the Consolidated Statements of Financial Condition, and $0.8 million of deferred loan fees on unfunded loans, which is reported in Loans, net in the Consolidated Statements of Financial Condition.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in entities that invest in MSR and Interests in MSR. Refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.
MSR represent the rights and obligations associated with servicing pools of residential mortgage loans. The Company and its subsidiaries do not originate or directly service residential mortgage loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSR. The Company generally intends to hold the MSR as investments and elected to account for all of its investments in MSR at fair value. As such, they are recognized at fair value on the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).
Interests in MSR represent agreements to purchase all, or a component of, net servicing cash flows. A third party acts as a master servicer for the loans providing the net servicing cash flows represented by the Interests in MSR. The Company accounts for its Interests in MSR at fair value with change in fair value presented in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Cash flows received for Interests in MSR are recorded in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
The following tables present activity related to MSR and Interests in MSR for the three months ended March 31, 2022 and 2021:

Mortgage Servicing Rights	Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Fair value, beginning of period	$544,562	$100,895
Purchases (1)	421,012	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	158,963	27,673
Other changes, including realization of expected cash flows	(15,600)	(15,488)
Fair value, end of period	$1,108,937	$113,080

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Three Months Ended
March 31, 2022
(dollars in thousands)
Beginning balance	$69,316
Purchases (1)	4,913
Gain (loss) included in net income	11,424
Ending balance March 31, 2022	$85,653

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8. VARIABLE INTEREST ENTITIES

Multifamily Securitization
In March 2020, the Company repackaged Fannie Mae guaranteed multifamily mortgage-backed securities with a principal cut-off balance of $0.5 billion and retained interest-only securities with a notional balance of $0.5 billion. At the inception of this arrangement, the Company determined that it was the primary beneficiary based upon its involvement in the design of this VIE and through the retention of a significant variable interest in the VIE. The Company elected the fair value option for the financial liabilities of this VIE in order to simplify the accounting; however, the financial assets were not eligible for the fair value option as it was not elected at purchase.
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

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2018-1	March 2018	$327,162
OBX 2018-EXP1	August 2018	$383,451
OBX 2018-EXP2	October 2018	$384,027
OBX 2019-INV1	January 2019	$393,961
OBX 2019-EXP1	April 2019	$388,156
OBX 2019-INV2	June 2019	$383,760
OBX 2019-EXP2	July 2019	$463,405
OBX 2019-EXP3	October 2019	$465,492
OBX 2020-INV1	January 2020	$374,609
OBX 2020-EXP1	February 2020	$467,511
OBX 2020-EXP2	July 2020	$489,352
OBX 2020-EXP3	September 2020	$514,609
OBX 2021-NQM1	March 2021	$257,135
OBX 2021-J1	April 2021	$353,840
OBX 2021-NQM2	June 2021	$376,004
OBX 2021-J2	July 2021	$382,483
OBX 2021-NQM3	August 2021	$356,474
OBX 2021-INV1	September 2021	$320,199
OBX 2021-J3	October 2021	$453,650
OBX 2021-INV2	October 2021	$343,571
OBX 2021-INV3	November 2021	$470,576
OBX 2021-NQM4	November 2021	$542,836
OBX 2022-NQM1	January 2022	$556,696
OBX 2022-INV1	January 2022	$377,275
OBX 2022-INV2	February 2022	$466,686
OBX 2022-NQM2	February 2022	$439,421
OBX 2022-INV3	March 2022	$330,823
OBX 2022-NQM3	March 2022	$315,843

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
As of March 31, 2022 and December 31, 2021, a total carrying value of $6.2 billion and $4.6 billion, respectively, of bonds were held by third parties and the Company retained $892.5 million and $780.8 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third party pricing services.  The Company incurred $3.4 million and $0.7 million of costs during the three months ended March 31, 2022 and 2021, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $6.5 billion and $4.6 billion at March 31, 2022 and December 31, 2021, respectively.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In June 2016, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2022 and December 31, 2021, the borrowing limit on this facility was $675.0 million. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as collateral manager and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $716.4 million and $692.6 million at March 31, 2022 and December 31, 2021, respectively. The transfers did not qualify for sale accounting and are reflected as an intercompany secured borrowing that is eliminated upon consolidation. At March 31, 2022 and December 31, 2021, the subsidiary had an intercompany receivable of $455.5 million and $433.3 million, respectively, which eliminates upon consolidation and a secured financing of $455.5 million and $433.3 million, respectively, to the third party financial institution.
In July 2017, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2022 and December 31, 2021, the borrowing limit on this facility was $234.2 million and $400.0 million, respectively. The subsidiary was deemed to be a VIE and the Company was determined to be the primary beneficiary due to its role as servicer and because it holds a variable interest in the entity that could potentially be significant to the entity. The Company has transferred corporate loans to the subsidiary with a carrying amount of $396.6 million and $402.9 million at March 31, 2022 and December 31, 2021, respectively, which continue to be reflected in the Company’s Consolidated Statements of Financial Condition under Loans, net. At March 31, 2022 and December 31, 2021, the subsidiary had a secured financing of $234.2 million and $238.2 million, respectively, to the third party financial institution.
In January 2019, a consolidated subsidiary of the Company entered into a credit facility with a third party financial institution. As of March 31, 2022 and December 31, 2021, the borrowing limit on this facility was $400.0 million. The Company has pledged as collateral for this facility corporate loans with a carrying amount of $362.4 million and $368.0 million at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the subsidiary had a secured financing of $224.6 million and $231.8 million, respectively, to the third party financial institution.
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
The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.5 billion at March 31, 2022. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021 are as follows:

March 31, 2022
MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$8,570
Loans	1,897
Mortgage servicing rights	9,101
Interests in MSR	85,653
Other assets	11,600
Total assets	$116,821
Liabilities
Payable for unsettled trades	2,155
Other liabilities	6,100
Total liabilities	$8,255

December 31, 2021
MSR VIEs
Assets	(dollars in thousands)
Cash and cash equivalents	$16,187
Loans	2,347
Mortgage servicing rights	7,254
Interests in MSR	69,316
Other assets	10,406
Total assets	$105,510
Liabilities
Payable for unsettled trades	1,911
Other liabilities	14,582
Total liabilities	$16,493

Corporate Debt Funds
The Company manages parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities are considered VIEs because the investors do not have substantive liquidation, kick-out or participating rights. The fees that the Company earns are not considered variable interests of the VIE. The Company is not the primary beneficiary of the Fund Entities and therefore does not consolidate the Fund Entities. During the three months ended March 31, 2022 and 2021, the Company transferred $0 and $15.1 million, respectively, of loans for cash. The loan transfers were accounted for as sales.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of March 31, 2022 and December 31, 2021, the Company had outstanding participating interests in residential mortgage loans of $0.8 billion and $1.0 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction included equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also sold nearly all of the remaining CRE business assets that are not included in the transaction with Slate. Certain employees who primarily supported the CRE business joined Slate in connection with the sale. In connection with the execution of the definitive agreement to sell the CRE business, during the three months ended March 31, 2021, the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. During the three months ended March 31, 2021, the Company reported Business divestiture-related gains (losses) of ($249.6) million, in its Consolidated Statements of Comprehensive Income (Loss) which includes the aforementioned goodwill impairment as well as valuation adjustments resulting from classifying the assets as held for sale and estimated transaction costs. In addition, as a result of classifying the loans as held for sale, the previously recognized allowance for loan losses of $135.0 million, which includes $5.1 million on unfunded loan commitments, was reversed during the three months ended March 31, 2021. As of March 31, 2022, the assets held for sale and the associated liabilities were transferred to Slate.

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
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury or Eurodollar futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of market agreed coupon (“MAC”) interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swaps, which represents fair value of these swaps, to compensate for the out of market nature of such interest rate swaps. Subsequent changes in fair value from inception of these interest rate swaps are reflected within Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral as well as receiving payments in accordance with the terms of the derivative contracts.
Derivatives are recognized as either assets or liabilities at fair value in the Consolidated Statements of Financial Condition with changes in fair value recognized in the Consolidated Statements of Comprehensive Income (Loss). The changes in the estimated fair value are presented within Net gains (losses) on derivatives. None of the Company’s derivative transactions have been designated as hedging instruments for accounting purposes.
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At March 31, 2022 and December 31, 2021, ($1.5) billion and ($0.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The table below summarizes fair value information about our derivative assets and liabilities at March 31, 2022 and December 31, 2021:

Derivatives Instruments	March 31, 2022	December 31, 2021
Assets	(dollars in thousands)
Interest rate swaptions	$213,882	$105,710
TBA derivatives	24,757	52,693
Futures contracts	724,696	9,028
Purchase commitments	484	1,779
Credit derivatives (1)	256	1,160
Total derivative assets	$964,075	$170,370
Liabilities
Interest rate swaps	$481,696	$747,036
TBA derivatives	336,212	3,916
Futures contracts	5,850	129,134
Purchase commitments	73	870
Credit derivatives (1)	3,141	581
Total derivative liabilities	$826,972	$881,537

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $410.0 million and $400.0 million at March 31, 2022 and December 31, 2021, respectively, plus any coupon shortfalls on the underlying tranche. As of March 31, 2022 and December 31, 2021 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2022 and December 31, 2021:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$29,179,850	0.36%	0.53%	0.75
3 - 6 years	4,343,000	0.83%	0.32%	3.83
6 - 10 years	11,042,400	1.54%	0.47%	9.01
Greater than 10 years	1,915,000	3.45%	0.34%	16.90
Total / Weighted average	$46,480,250	0.70%	0.50%	3.66

December 31, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$32,709,300	0.25%	0.06%	1.10
3 - 6 years	2,780,000	0.21%	0.07%	3.46
6 - 10 years	9,118,000	1.43%	0.13%	9.05
Greater than 10 years	1,300,000	4.04%	0.11%	18.70
Total / Weighted average	$45,907,300	0.59%	0.08%	3.32

(1) As of March 31, 2022, 17%, 46% and 37% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2021, 18%, 53% and 29% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at March 31, 2022 and December 31, 2021.
(3) At March 31, 2022 and December 31, 2021, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table summarizes certain characteristics of the Company’s swaptions at March 31, 2022 and December 31, 2021:

March 31, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.40	16.50
Long receive	$1,000,000	1.49%	3M LIBOR	11.45	17.49

December 31, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.65	19.50
Long receive	$2,000,000	1.47%	3M LIBOR	10.95	11.38

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes certain characteristics of the Company’s TBA derivatives at March 31, 2022 and December 31, 2021:

March 31, 2022
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$18,885,000	$18,596,163	$18,284,708	$(311,455)

December 31, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$20,133,000	$20,289,856	$20,338,633	$48,777

The following table summarizes certain characteristics of the Company’s futures derivatives at March 31, 2022 and December 31, 2021:

March 31, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(7,477,200)	1.98
U.S. Treasury futures - 5 year	—	(5,240,900)	4.40
U.S. Treasury futures - 10 year and greater	—	(15,028,000)	6.94
Total	$—	$(27,746,100)	5.12

December 31, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(7,509,200)	1.96
U.S. Treasury futures - 5 year	—	(5,644,900)	4.38
U.S. Treasury futures - 10 year and greater	—	(9,381,000)	6.84
Total	$—	$(22,535,100)	4.60

The Company presents derivative contracts on a gross basis on the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset on our Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$213,882	$—	$—	$213,882
TBA derivatives, at fair value	24,757	(22,571)	—	2,186
Futures contracts, at fair value	724,696	(5,850)	—	718,846
Purchase commitments	484	—	—	484
Credit derivatives	256	(256)	—	—
Liabilities
Interest rate swaps, at fair value	$481,696	$—	$(35,387)	$446,309
TBA derivatives, at fair value	336,212	(22,571)	(1,220)	312,421
Futures contracts, at fair value	5,850	(5,850)	—	—
Purchase commitments	73	—	—	73
Credit derivatives	3,141	(256)	(2,885)	—

December 31, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$105,710	$—	$—	$105,710
TBA derivatives, at fair value	52,693	(3,876)	—	48,817
Futures contracts, at fair value	9,028	(9,028)	—	—
Purchase commitments	1,779	—	—	1,779
Credit derivatives	1,160	(516)	—	644
Liabilities
Interest rate swaps, at fair value	$747,036	$—	$(77,607)	$669,429
TBA derivatives, at fair value	3,916	(3,876)	(40)	—
Futures contracts, at fair value	129,134	(9,028)	(120,106)	—
Purchase commitments	870	—	—	870
Credit derivatives	581	(516)	(65)	—
The effect of interest rate swaps on the Consolidated Statements of Comprehensive Income (Loss) is as follows:

	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
March 31, 2022	$(62,541)	$—	$1,323,439
March 31, 2021	$(79,747)	$—	$772,262
(1) Included in Net gains (losses) on derivatives on the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts on the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(756,139)	$(360,231)	$(1,116,370)
Net interest rate swaptions	(14,450)	122,622	108,172
Futures	553,154	838,952	1,392,106
Purchase commitments	—	(499)	(499)
Credit derivatives	1,060	(3,339)	(2,279)
Total			$381,130

Three Months Ended March 31, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(287,889)	$(342,228)	$(630,117)
Net interest rate swaptions	(22,210)	305,990	283,780
Futures	296,164	517,133	813,297
Purchase commitments	—	(1,907)	(1,907)
Credit derivatives	1,631	9,023	10,654
Total			$475,707

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at March 31, 2022.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$57,787,141	$—	$57,787,141
Credit risk transfer securities	—	845,809	—	845,809
Non-Agency mortgage-backed securities	—	1,737,333	—	1,737,333
Commercial mortgage-backed securities	—	357,354	—	357,354
Loans
Residential mortgage loans	—	1,650,151	—	1,650,151
Mortgage servicing rights	—	—	1,108,937	1,108,937
Interests in MSR	—	—	85,653	85,653
Assets transferred or pledged to securitization vehicles	—	7,809,307	—	7,809,307
Derivative assets
Other derivatives	724,696	239,379	—	964,075
Total assets	$724,696	$70,426,474	$1,194,590	$72,345,760
Liabilities
Debt issued by securitization vehicles	—	6,711,953	—	6,711,953
Participations issued	—	775,432	—	775,432
Derivative liabilities
Interest rate swaps	—	481,696	—	481,696
Other derivatives	5,850	339,426	—	345,276
Total liabilities	$5,850	$8,308,507	$—	$8,314,357

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$60,525,605	$—	$60,525,605
Credit risk transfer securities	—	936,228	—	936,228
Non-Agency mortgage-backed securities	—	1,663,336	—	1,663,336
Commercial mortgage-backed securities	—	530,505	—	530,505
Loans
Residential mortgage loans	—	2,272,072	—	2,272,072
Residential mortgage loan warehouse facility	—	980	—	980
Mortgage servicing rights	—	—	544,562	544,562
Interests in MSR	—	—	69,316	69,316
Assets transferred or pledged to securitization vehicles	—	6,086,308	—	6,086,308
Derivative assets
Other derivatives	9,028	161,342	—	170,370
Total assets	$9,028	$72,176,376	$613,878	$72,799,282
Liabilities
Debt issued by securitization vehicles	$—	$5,155,633	$—	$5,155,633
Participations issued	—	1,049,066	—	1,049,066
Derivative liabilities
Interest rate swaps	—	747,036	—	747,036
Other derivatives	129,134	5,367	—	134,501
Total liabilities	$129,134	$6,957,102	$—	$7,086,236

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
Item 1. Financial Statements
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

March 31, 2022
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.8% - 9.0% (7.5%)	5.5% - 10.1% (6.2%)	0.1% - 2.5% (0.7%)	$89 - $103 ($94)
Interests in MSR	7.1% - 7.1% (7.1%)	4.2% - 10.6% (7.3%)	0.4% - 4.2% (1.3%)	$82 - $87 ($84)

December 31, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.3% - 11.1% (7.0%)	7.3% - 15.9% (9.4%)	0.2% - 2.5% (1.2%)	$90 - $103 ($96)
Interests in MSR	8.4% - 8.4% (8.4%)	5.0% - 14.4% (9.1%)	0.0% - 0.2% (0.1%)	$78 - $84 ($81)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Corporate debt, held for investment	1,967,667	1,998,487	1,968,991	1,986,379
Financial liabilities
Repurchase agreements	$52,626,503	$52,626,503	$54,769,643	$54,769,643
Other secured financing	914,255	914,255	903,255	903,255

Corporate debt, held for investment and corporate debt, held for sale are valued using Level 3 inputs. The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At March 31, 2022 and December 31, 2021, there was no goodwill balance. During the three months ended March 31, 2021, the Company recognized an impairment on goodwill in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Company’s management internalization transaction, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company.
The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2022.

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2021	$24,241
Less: amortization expense	(1,131)
Balance at March 31, 2022	23,110

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
The Company had outstanding $52.6 billion and $54.8 billion of repurchase agreements with weighted average remaining maturities of 68 days and 52 days at March 31, 2022 and December 31, 2021, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.9 billion with remaining capacity of $1.5 billion at March 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At March 31, 2022 and December 31, 2021, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

March 31, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$16,400,000	$—	$—	$—	$—	$16,400,000	0.32%
2 to 29 days	10,752,049	44,492	222,229	—	9,169	11,027,939	0.29%
30 to 59 days	5,887,961	—	235,736	—	—	6,123,697	0.38%
60 to 89 days	9,641,859	112,023	519,321	—	64,021	10,337,224	0.53%
90 to 119 days	348,901	—	72,783	—	—	421,684	0.32%
Over 119 days (2)	6,875,415	172,411	586,818	437,269	244,046	8,315,959	0.64%
Total	$49,906,185	$328,926	$1,636,887	$437,269	$317,236	$52,626,503	0.41%

December 31, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	26,435,408	133,525	246,707	—	197,834	27,013,474	0.14%
30 to 59 days	9,743,872	38,854	270,377	159,350	—	10,212,453	0.19%
60 to 89 days	6,021,850	4,071	351,426	—	—	6,377,347	0.17%
90 to 119 days	4,812,345	—	12,573	—	—	4,824,918	0.15%
Over 119 days (2)	5,711,448	—	96,283	345,651	188,069	6,341,451	0.27%
Total	$52,724,923	$176,450	$977,366	$505,001	$385,903	$54,769,643	0.17%

(1) No repurchase agreements had a remaining maturity over 1 year at March 31, 2022 and December 31, 2021.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2022 and December 31, 2021. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2022		December 31, 2021
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$52,626,503	$—	$54,769,643
Amounts offset	—	—	—	—
Netted amounts	$—	$52,626,503	$—	$54,769,643

Other Secured Financing - Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $57.5 billion and $163.0 million, respectively, at March 31, 2022 and $59.2 billion and $160.8 million, respectively, at December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2022 and December 31, 2021.

	Shares authorized		Shares issued and outstanding
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	Par Value
Common stock	2,936,500,000	2,936,500,000	1,461,012,252	1,459,736,258	$0.01
In December 2020, the Company announced that its board of directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program.
During the three months ended March 31, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

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
During the three months ended March 31, 2022, the Company issued 0.8 million shares for proceeds of $6.2 million, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the three months ended March 31, 2021.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2022 and December 31, 2021. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$322,197	$308,346
Distributions declared per common share	$0.22	$0.22
Distributions paid to common stockholders after period end	$321,423	$307,671
Distributions paid per common share after period end	$0.22	$0.22
Date of distributions paid to common stockholders after period end	April 29, 2022	April 30, 2021
Dividends declared to series F preferred stockholders	$12,510	$12,510
Dividends declared per share of series F preferred stock	$0.434	$0.434
Dividends declared to series G preferred stockholders	$6,906	$6,906
Dividends declared per share of series G preferred stock	$0.406	$0.406
Dividends declared to series I preferred stockholders	$7,467	$7,467
Dividends declared per share of series I preferred stock	$0.422	$0.422

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
(2) Changes in fair value are recognized in Net gains (losses) on investments and other on the accompanying Consolidated Statements of Comprehensive Income (Loss).
(3) Effective yield is recalculated for differences between estimated and actual prepayments and the amortized cost is adjusted as if the new effective yield had been applied since inception.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended March 31,
	2022	2021
Interest income	(dollars in thousands)
Agency Securities	$522,951	$627,654
Residential credit securities	22,122	16,980
Residential mortgage loans (1)	73,488	37,109
Commercial investment portfolio (1) (2)	37,283	81,601
Reverse repurchase agreements	6	34
Total interest income	$655,850	$763,378
Interest expense
Repurchase agreements	26,879	42,585
Debt issued by securitization vehicles	34,625	26,276
Participations issued	5,852	597
Other	7,566	6,515
Total interest expense	74,922	75,973
Net interest income	$580,928	$687,405

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2022 and March 31, 2021.

	For the Three Months Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands, except per share data)
Net income (loss)	$2,023,894	$1,751,134
Net income (loss) attributable to noncontrolling interests	1,639	321
Net income (loss) attributable to Annaly	2,022,255	1,750,813
Dividends on preferred stock	26,883	26,883
Net income (loss) available (related) to common stockholders	$1,995,372	$1,723,930
Weighted average shares of common stock outstanding-basic	1,461,363,637	1,399,210,925
Add: Effect of stock awards, if dilutive	1,088,328	789,802
Weighted average shares of common stock outstanding-diluted	1,462,451,965	1,400,000,727
Net income (loss) per share available (related) to common share
Basic	$1.37	$1.23
Diluted	$1.36	$1.23
The computations of diluted net income (loss) per share available (related) to common share for the three months ended March 31, 2022 and 2021 excludes 2.2 million and 0, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended March 31, 2022 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2022 and December 31, 2021.
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
During the three months ended March 31, 2022 and 2021, the Company recorded $26.5 million and ($0.3) million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2018 and forward remain open for examination.

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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on commercial mortgage-backed securities, residential mortgage loans, CRT securities, other non-Agency mortgage-backed securities and corporate debt. MSR values may also be adversely impacted by rising borrower delinquencies which would reduce servicing income and increase overall costs to service the underlying mortgage loans. The Company is exposed to risk of loss if an issuer, borrower or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, pre-purchase due diligence, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers and counterparties, credit rating monitoring and active servicer oversight.
The Company depends on third-party service providers to perform various business processes related to its operations, including mortgage loan servicers and sub-servicers. The Company’s vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third-party vendors. These procedures include assessing a vendor’s

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of approximately four years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.9 million, respectively.
Supplemental information related to leases as of and for the three months ended March 31, 2022 was as follows:

Operating Leases	Classification	March 31, 2022
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$9,885
Liabilities
Operating lease liabilities (1)	Other liabilities	$12,844
Lease term and discount rate
Weighted average remaining lease term		3.5 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$965
(1) As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2022 (remaining)	$2,896
2023	3,862
2024	3,862
2025	2,896
Total lease payments	$13,516
Less imputed interest	672
Present value of lease liabilities	$12,844

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2022 and December 31, 2021.

20. ARCOLA REGULATORY REQUIREMENTS

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At March 31, 2022, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at March 31, 2022 was $504.5 million with excess net capital of $504.2 million.

21. SUBSEQUENT EVENTS

In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the "MML Portfolio"), to Ares Capital Management LLC. Subject to customary closing conditions, the transfer of the MML Portfolio is expected to be completed by the end of the second quarter of 2022.
In May 2022, the Company completed and closed the securitization of residential mortgage loans, OBX 2022-NQM4 Trust with a face value of $457.3 million. The securitization represents financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions (and our outlook for our business in light of these conditions, which is uncertain); changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; operational risks or risk management failures by us or critical third parties, including cybersecurity incidents; our ability to grow our residential credit business; the sale of our middle market lending portfolio; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities and related residential mortgage credit assets, and corporate debt; risks related to investments in mortgage servicing rights (“MSR”); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent annual report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	42
Recent Developments	42
Business Environment	42
Economic Environment	43
London Interbank Offered Rate (“LIBOR”) Transition Working Group	48
Results of Operations	44
Net Income (Loss) Summary	46
Non-GAAP Financial Measures	47
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity	48
Premium Amortization Expense	50
Economic leverage and economic capital ratios	50
Interest Income (excluding PAA), economic interest expense and economic net interest income (excluding PAA)	52
Experienced and Projected Long-term CPR	52
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities)	53
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	53
Other Income (Loss)	54
General and Administrative Expenses	55
Return on Average Equity	56
Unrealized Gains and Losses - Available-for-Sale Investments	56
Financial Condition	57
Residential Securities	57
Contractual Obligations	60
Off-Balance Sheet Arrangements	60
Capital Management	60
Stockholders’ Equity	61
Capital Stock	61
Leverage and Capital	61
Risk Management	62
Risk Appetite	62
Governance	62
Description of Risks	63
Capital, Liquidity and Funding Risk Management	64
Funding	64
Excess Liquidity	66
Maturity Profile	67
Stress Testing	68
Liquidity Management Policies	68
Investment/Market Risk Management	68
Credit Risk Management	70
Counterparty Risk Management	70
Operational Risk Management	71
Compliance, Regulatory and Legal Risk Management	71
Critical Accounting Estimates	72
Valuation of Financial Instruments	72
Residential Securities	72
Residential Mortgage Loans	72
MSR	74
Interest Rate Swaps	73
Revenue Recognition	73
Consolidation of Variable Interest Entities	74
Use of Estimates	74
Glossary of Terms	75

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Overview
We are a leading diversified capital manager with investment strategies across mortgage finance. Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We are an internally-managed Maryland corporation founded in 1997 that has elected to be taxed as a REIT. Our common stock is listed on the New York Stock Exchange under the symbol “NLY.”
We use our capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities.
For a full discussion of our business, refer to the section titled “Business Overview” in our most recent Annual Report on Form 10-K.

Recent Developments
In April 2022, we entered into a definitive agreement to sell all of the corporate loan interests held by the MML business operated by us, as well as assets managed for third parties (collectively, the "MML Portfolio"), to Ares Capital Management LLC (“Ares”). Subject to customary closing conditions, the sale of the MML Portfolio is expected to be completed by the end of the second quarter of 2022.

Business Environment
By many markers, the U.S. economy remained robust in the first quarter 2022, with a majority of the slowdown in U.S. gross domestic product (“GDP”) coming from volatile components such as inventories and trade. Moreover, inflation readings and the U.S. labor market remain very strong, suggesting that the Federal Reserve needs to remove monetary policy accommodation much faster than previously anticipated. The repricing expectations around Federal Reserve monetary policy led to a meaningful rise in Treasury yield levels, where 2-year yields rose 160 basis points during the quarter, marking the most severe quarterly selloff in nearly 40 years, while 10-year Treasury yields rose by somewhat less. Given the rise in Treasury yields, as well as concerning geopolitical developments that include the Russian invasion of Ukraine, interest rate volatility rose to the highest realized levels since the financial crisis. The volatile rate environment weighed heavily on mortgages, with production coupon nominal spreads widening roughly 40 basis points this quarter. The elevated volatility, combined with the prospects of an expeditious removal of monetary policy accommodation has led to a sharp repricing of fixed income assets during the first quarter, with the Bloomberg U.S. Aggregate Bond Market Index facing the worst quarterly performance since 1980. Consistent with the broader market, our portfolio was vulnerable to the exceptional volatility in this environment despite our efforts to defensively position it, experiencing an economic return of negative 12% for the quarter.
In this challenging environment, we maintained a stable notional exposure to Agency mortgage-backed securities (“MBS”) after we began the year with our leverage at its lowest level since 2015. We actively managed our hedges to the shifting interest rate risk over the quarter and rebalanced our coupon exposure to better position ourselves in the rising rate environment. The spread widening seen during the quarter led to a notable change in prepayment dynamics. With mortgage rates at roughly 5% at quarter end, only a small fraction of borrowers maintained an incentive to refinance their mortgages. At the same time, cash-out activity should remain somewhat elevated due to the recent strong housing market and summer seasonals. As a result, the convexity of the broader Agency MBS universe and our mortgage portfolio improved meaningfully. Our portfolio speeds slowed 22 percent quarter-over-quarter, with our aggregate portfolio paying 16.7% measured in constant prepayment rates (“CPR”). Meanwhile, as mortgage production shifted into higher coupons, the to-be announced (“TBA”) deliverable in higher coupons shifted from seasoned, faster paying pools to new production, resulting in collateral scarcity and meaningful dollar roll specialness in these coupons. While this specialness will not last in perpetuity, we expect to continue to shift up in coupon while preferring TBA over pools given the favorable carry and spread dynamics.
In MSR, mortgage originators continue to be active sellers as operating profitability has come under pressure from rising mortgage rates with traded MSR volumes nearly reaching levels seen in the full year 2020 in the first quarter alone. We used this opportunity to grow our portfolio through net purchases of over $400 million in market value. Combined with mark to market gains, we increased our MSR position to over $1.2 billion at quarter end. We continue to see MSR as complementary to our core Agency strategy due to its negative interest rate and mortgage spread duration and attractive unlevered returns and expect to allocate capital to the sector should market conditions remain favorable.
In Residential Credit, our economic portfolio ended the quarter with $4.4 billion of assets, with the modest decline in the portfolio primarily driven by our robust securitization activity as we converted whole loans to OBX securities. The residential credit market was not immune to the volatility in the broader rates and credit markets with key benchmark asset classes establishing widest levels since the onset of the pandemic two years ago. AAA-rate non-qualified mortgage spreads widened 75 basis points while benchmark credit risk transfer M2-tranche spreads widened 160 basis points. Despite the challenging

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
environment, our OBX platform had its most active quarter to date, with $2.5 billion of whole loans securitized across six transactions. Being a programmatic issuer has allowed us to lock in financing on 87% of our whole loan portfolio at an average cost of funds of 2.30%, approximately 240 basis points below the current market cost of funds. The recent selloff has incentivized originators to expand product offerings beyond Agency mortgages into alternative credit products, and we expect this to have a positive impact on the development of the non-QM market over time. We continue to dedicate resources to the growth of our correspondent loan channel, while also expanding our securitization partners. Housing fundamentals generally remain strong with healthy consumer balance sheets, a systematic shortage of single-family housing, low available for sale inventory and a robust labor market. While there are increasing headwinds, namely around higher mortgage rates and affordability, we maintain a constructive outlook on the residential credit sector.
Finally, subsequent to quarter end, we announced the sale of our MML Portfolio to Ares. The approximately $2.4 billion transaction, which includes assets managed for third parties, is expected to be accretive to book value and validates the quality of our differentiated corporate credit portfolio.
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
Business activities continued to be performed in a hybrid model in the first quarter of 2022, with employees returning to the office on a periodic basis. At the present, following guidance from federal, state and local authorities, the majority of our employees are returning to the office more regularly as we transition back to an in-office work model.

Economic Environment
The pace of economic growth slowed in the first quarter of 2022 relative to the quarterly pace seen in 2021, with U.S. GDP declined 1.4 percent on a seasonally adjusted annualized rate. However, the decline was largely attributable to fluctuations in volatile components of the economy, such as trade and inventory changes, while the core components of goods consumption and services spending showed positive economic momentum.

According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose by an average 562 thousand workers during the first quarter, slightly below the 637 thousand workers added during the fourth quarter 2021. Overall, employment gains remain very strong, as the unemployment rate has fallen 1.1 percentage points in the last six months to 3.6% in March. Meanwhile, U.S. job openings remain near all-time record levels. Driven in part by continued strong labor demand, wage growth, as measured by the year-over-year change in private sector average hourly earnings, accelerated during the quarter, reading 5.6% in March compared to 4.9% in December 2021.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remained meaningfully above the Fed’s 2% inflation target during the first quarter. The headline PCE measure increased by 6.6% year-over-year in March 2022, while the more stable core PCE measure, which excludes volatile food and energy prices, registered a 5.2% year-over-year increase. Prices remain meaningfully elevated, which is driven by strong demand for goods and services, though the Russian invasion of Ukraine and related Western economic sanctions have led to a sharp increase in food and commodity prices. Absent a major deterioration in the geopolitical situation, it appears that inflation pressures are close to peaking and inflation should slow going forward, though the degree of the moderation remains uncertain at best.
The Federal Open Market Committee (“FOMC”) conducts monetary policy with a dual mandate: to ensure full employment and stable prices. Given economic developments in 2021 and the first quarter, the FOMC will have to tighten monetary policy in order to assure meeting its mandate. Looking at the strong labor market and the elevated inflation readings, risks are emerging that further wage growth could boost inflation, thereby undermining the Federal Reserve’s stable price mandate. The FOMC has therefore begun to take steps to tighten policy and signaled additional tightening steps in the near future. As such, the FOMC raised the Federal Funds Target Rate to the 0.25% - 0.50% range during the first quarter and signaled that additional rate increases of greater magnitude will be necessary in the near-term future. In regard to its balance sheet, the FOMC ended its quantitative easing program at the beginning of March and has suggested that it will let assets mature at an aggregate pace of $95 billion per month across U.S. Treasuries and Agency MBS starting in either May or June 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
During the first quarter of 2022, the 10-year U.S. Treasury rate rose meaningfully from 1.51% on December 31, 2021 to 2.34% on March 31, 2022. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened meaningfully over the course of the quarter to 115 basis points (bps) on March 31, 2022 as the shift in monetary policy and the anticipated elevated supply in Agency MBS weighed on the sector.
The following table below presents interest rates and spreads at each date presented:

	March 31, 2022	December 31, 2021	March 31, 2021
30-Year mortgage current coupon	3.49%	2.07%	2.04%
Mortgage basis	115 bps	56 bps	30 bps
10-Year U.S. Treasury rate	2.34%	1.51%	1.74%
LIBOR
1-Month	0.45%	0.10%	0.11%
6-Month	1.47%	0.34%	0.21%

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
We have established a cross-functional LIBOR transition committee to determine our transition plan and facilitate an orderly transition to alternative reference rates. Our plan includes steps to evaluate exposure; review contracts; assess impact to our business; process and technology and define a communication strategy with shareholders; regulators and other stakeholders. The committee also continues to engage with industry working groups and other market participants regarding the transition. We continue to remain on track with our LIBOR transition plan, which requires different solutions depending on the underlying asset or liability. The U.S. federal government enacted a legislative solution for certain “tough legacy” contracts, which in some cases inserts fallback language into the contract or provides a determining party with a safe harbor from litigation. We are considering all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. Some of these options fall within the safe harbor of the federal legislation. As of March 31, 2022, we had $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date.

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
Beginning with the quarter ended March 31, 2022, in light of the continued growth of our mortgage servicing rights portfolio, we enhanced its financial disclosures by separately reporting servicing income and servicing expense in our Consolidated Statements of Comprehensive Income (Loss). Servicing income and servicing expense were previously included within Other income (loss). As a result of this change, prior periods have been adjusted to conform to the current presentation.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
In addition, we consolidated certain line items in our Consolidated Statements of Comprehensive Income (Loss) in an effort to streamline and simplify its financial presentation. Amounts previously reported under Net interest component of interest rate swaps, Realized gains (losses) on termination or maturity of interest rate swaps, Unrealized gains (losses) on interest rate swaps and Net gains (losses) on other derivatives are combined into a single line item titled Net gains (losses) on derivatives. Similarly, amounts previously reported under Net gains (losses) on disposal of investments and other and Net unrealized gains (losses) on instruments measured at fair value through earnings are combined into a single line item titled Net gains (losses) on investments and other. As a result of these changes, prior periods have been adjusted to conform to the current presentation.
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
The definition of Earnings Available for Distribution is identical to the definition of Core Earnings (excluding PAA) from prior reporting periods. As such, Earnings Available for Distribution is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment (“PAA”) representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2022 and 2021.

	As of and for the Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
Interest income	$655,850	$763,378
Interest expense	74,922	75,973
Net interest income	580,928	687,405
Servicing and related income	34,715	9,229
Servicing and related expense	3,757	2,297
Net servicing income	30,958	6,932
Other income (loss)	1,484,320	1,104,381
Less: Total general and administrative expenses	45,764	47,905
Income (loss) before income taxes	2,050,442	1,750,813
Income taxes	26,548	(321)
Net income (loss)	2,023,894	1,751,134
Less: Net income (loss) attributable to noncontrolling interests	1,639	321
Net income (loss) attributable to Annaly	2,022,255	1,750,813
Less: Dividends on preferred stock	26,883	26,883
Net income (loss) available (related) to common stockholders	$1,995,372	$1,723,930
Net income (loss) per share available (related) to common stockholders
Basic	$1.37	$1.23
Diluted	$1.36	$1.23
Weighted average number of common shares outstanding
Basic	1,461,363,637	1,399,210,925
Diluted	1,462,451,965	1,400,000,727
Other information
Investment portfolio at period-end	$73,349,352	$82,735,505
Average total assets	$76,474,599	$86,912,346
Average equity	$12,337,048	$14,044,696
GAAP leverage at period-end (1)	5.3:1	4.6:1
GAAP capital ratio at period-end (2)	15.1%	16.5%
Annualized return on average total assets	10.59%	8.06%
Annualized return on average equity	65.62%	49.87%
Net interest margin (3)	3.20%	3.39%
Average yield on interest earning assets (4)	3.61%	3.76%
Average GAAP cost of interest bearing liabilities (5)	0.48%	0.42%
Net interest spread	3.13%	3.34%
Weighted average experienced CPR for the period	16.7%	23.9%
Weighted average projected long-term CPR at period-end	9.5%	11.8%
Common stock book value per share	$6.77	$8.95
Non-GAAP metrics *
Interest income (excluding PAA)	$476,334	$548,808
Economic interest expense (5)	$137,463	$155,720
Economic net interest income (excluding PAA)	$338,871	$393,088
Premium amortization adjustment cost (benefit)	$(179,516)	$(214,570)
Earnings available for distribution (6)	$430,631	$439,519
Earnings available for distribution per average common share	$0.28	$0.29
Annualized EAD return on average equity (excluding PAA)	14.01%	12.53%
Economic leverage at period-end (1)	6.4:1	6.1:1
Economic capital ratio at period-end (2)	13.1%	13.7%
Net interest margin (excluding PAA) (3)	2.04%	1.91%
Average yield on interest earning assets (excluding PAA) (4)	2.62%	2.71%
Average economic cost of interest bearing liabilities (5)	0.89%	0.87%
Net interest spread (excluding PAA)	1.73%	1.84%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
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
(6) Excludes dividends on preferred stock.

GAAP
Net income (loss) was $2.0 billion, which includes $1.6 million attributable to noncontrolling interests, or $1.37 per average basic common share, for the three months ended March 31, 2022 compared to $1.8 billion, which includes $0.3 million attributable to noncontrolling interests, or $1.23 per average basic common share, for the same period in 2021. We attribute the majority of the change in net income (loss) to higher net gains on derivatives and lower business divestiture-related losses, partially offset by unfavorable changes in net gains (losses) on investments and other, loan loss (provisions) reversals and interest income. Net gains on derivatives was $1.6 billion for the three months ended March 31, 2022 compared to $1.2 billion for the same period in 2021. Business divestiture-related losses was ($0.4) million for the three months ended March 31, 2022 compared to ($249.6) million for the same period in 2021. Net gains (losses) on investments and other was ($159.8) million for the three months ended March 31, 2022 compared to $38.4 million for the same period in 2021. Loan loss (provision) reversal was ($0.6) million for the three months ended March 31, 2022 compared to $139.6 million for the same period in 2021. Interest income for the three months ended March 31, 2022 was $655.9 million compared to $763.4 million for the same period in 2021. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Earnings available for distribution were $430.6 million, or $0.28 per average common share, for the three months ended March 31, 2022, compared to $439.5 million, or $0.29 per average common share, for the same period in 2021. The change in earnings available for distribution during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to lower coupon income resulting from the reduction in average interest earning assets, partially offset by higher TBA dollar roll income and net servicing income, and a favorable change in the net interest component of interest rate swaps.

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
Earnings available for distribution, earnings available for distribution attributable to common stockholders, earnings available for distribution per average common share and annualized EAD return on average equity
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs. Earnings available for distribution, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding depreciation and amortization expense on real estate and related intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items), and excludes (g) the PAA representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, is used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands, except per share data)
GAAP net income (loss)	$2,023,894	$1,751,134
Net income (loss) attributable to noncontrolling interests	1,639	321
Net income (loss) attributable to Annaly	2,022,255	1,750,813
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other	159,804	(38,405)
Net (gains) losses on derivatives (1)	(1,704,569)	(1,249,130)
Loan loss provision (reversal) (2)	812	(144,870)
Business divestiture-related (gains) losses	354	249,563
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (3)	1,130	7,324
Non-EAD (income) loss allocated to equity method investments (4)	(9,920)	(9,680)
Transaction expenses and non-recurring items (5)	3,350	695
Income tax effect of non-EAD income (loss) items	27,091	4,334
TBA dollar roll income and CMBX coupon income (6)	129,492	98,933
MSR amortization (7)	(19,652)	(15,488)
Plus:
Premium amortization adjustment cost (benefit)	(179,516)	(214,570)
Earnings available for distribution *	430,631	439,519
Dividends on preferred stock	26,883	26,883
Earnings available for distribution attributable to common stockholders *	$403,748	$412,636
GAAP net income (loss) per average common share	$1.37	$1.23
Earnings available for distribution per average common share *	$0.28	$0.29
Annualized GAAP return (loss) on average equity	65.62%	49.87%
Annualized EAD return on average equity *	14.01%	12.53%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled ($62.5) million and ($79.7) million for the three months ended March 31, 2022 and March 31, 2021, respectively.
(2) Includes $0.2 million and ($5.3) million for the three months ended March 31, 2022 and 2021, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(3) Includes depreciation and amortization expense related to equity method investments.
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) The three months ended March 31, 2022 and 2021 includes costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $1.1 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.
(7) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.

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
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency MBS. We record TBA derivatives at fair value on our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Consolidated Statements of Financial Condition and recognize periodic changes in fair value in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).
TBA dollar roll income is calculated as the difference in price between two TBA contracts with the same terms but different settlement dates multiplied by the notional amount of the TBA contract. Although accounted for as derivatives, TBA dollar rolls capture the economic equivalent of net interest income, or carry, on the underlying Agency MBS (interest income less an implied cost of financing). TBA dollar roll income is reported as a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
The CMBX index is a synthetic tradable index referencing a basket of 25 commercial mortgage-backed securities of a particular rating and vintage. The CMBX index allows investors to take a long position (referred to as selling protection) or short position (referred to as purchasing protection) on the respective basket of commercial mortgage-backed securities and is structured as a “pay-as-you-go” contract whereby the protection seller receives and the protection buyer pays a standardized running coupon on the contracted notional amount. Additionally, the protection seller is obligated to pay to the protection buyer the amount of principal losses and/or coupon shortfalls on the underlying commercial mortgage-backed securities as they occur. We report income (expense) on CMBX positions in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). The coupon payments received or paid on CMBX positions is equivalent to interest income (expense) and therefore included in earnings available for distribution.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Premium amortization expense	$(25,353)	$(11,891)
Less: PAA cost (benefit)	(179,516)	(214,570)
Premium amortization expense (excluding PAA)	$154,163	$202,679

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	March 31, 2022	March 31, 2021
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$52,626,503	$61,202,477
Other secured financing	914,255	922,605
Debt issued by securitization vehicles	6,711,953	3,044,725
Participations issued	775,432	180,527
Debt included in liabilities of disposal group held for sale	—	3,260,788
Total GAAP debt	$61,028,143	$68,611,122
Less Non-Recourse Debt:
Credit facilities (1)	(914,255)	(922,605)
Debt issued by securitization vehicles	(6,711,953)	(3,044,725)
Participations issued	(775,432)	(180,527)
Non-recourse debt included in liabilities of disposal group held for sale	—	(2,968,620)
Total recourse debt	$52,626,503	$61,494,645
Plus / (Less):
Cost basis of TBA and CMBX derivatives	19,006,949	23,538,792
Payable for unsettled trades	1,992,568	1,070,080
Receivable for unsettled trades	(407,225)	(144,918)
Economic debt *	$73,218,795	$85,958,599
Total equity	$11,478,770	$14,067,595
Economic leverage ratio *	6.4:1	6.1:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	March 31, 2022	March 31, 2021
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$76,185,134	$85,369,589
Less:
Gross unrealized gains on TBA derivatives (1)	(24,757)	(17,404)
Debt issued by securitization vehicles (2)	(6,711,953)	(5,587,281)
Plus:
Implied market value of TBA derivatives	18,284,708	22,793,892
Total economic assets *	$87,733,132	$102,558,796
Total equity	$11,478,770	$14,067,595
Economic capital ratio * (3)	13.1%	13.7%

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three months ended March 31, 2022.
Similarly, economic net interest income (excluding PAA), as computed below, provides investors with additional information to enhance their understanding of the net economics of our primary business operations.
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2022	$655,850	$(179,516)	$476,334
March 31, 2021	$763,378	$(214,570)	$548,808
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2022	$74,922	$62,541	$137,463	$580,928	$62,541	$518,387	$(179,516)	$338,871
March 31, 2021	$75,973	$79,747	$155,720	$687,405	$79,747	$607,658	$(214,570)	$393,088
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2022	16.7%	9.5%
March 31, 2021	23.9%	11.8%
(1) For the three months ended March 31, 2022 and 2021, respectively. (2) At March 31, 2022 and 2021, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2022	$72,590,876	$476,334	2.62%	$61,865,292	$137,463	0.89%	338,871	1.73%
March 31, 2021	$81,121,340	$548,808	2.71%	$72,002,031	155,720	0.87%	393,088	1.84%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Based on amortized cost.
(2) Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Economic interest expense is comprised of  GAAP interest expense and the net interest component of interest rate swaps.

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2022	$476,334	129,492	(137,463)	$468,363	$72,590,876	19,229,537	$91,820,413	2.04%
March 31, 2021	$548,808	98,933	(155,720)	$492,021	$81,121,340	21,865,969	$102,987,309	1.91%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $1.1 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
March 31, 2022	$61,865,292	$61,028,143	$137,463	0.89%	0.23%	0.80%	(0.57%)	0.66%	0.09%
March 31, 2021	$72,002,031	$65,350,334	$155,720	0.87%	0.12%	0.22%	(0.10%)	0.75%	0.65%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense decreased by $18.3 million for the three months ended March 31, 2022 compared to the same period in 2021, primarily due to the change in the net interest component of interest rate swaps, which was ($62.5) million for the three months ended March 31, 2022 compared to ($79.7) million for the same period in 2021, and a decrease in average interest bearing liabilities.
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
At March 31, 2022 and December 31, 2021, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
Other income (loss) is comprised of net gains (losses) on investments and other, net gains (losses) on derivatives, loan loss (provision) reversal, business divestiture-related gains (losses) and other, net. These components of realized and unrealized gains (losses) for the three months ended March 31, 2022 and 2021 were as follows:

	For the Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Net gains (losses) on investments and other	$(159,804)	$38,405
Net gains (losses) on derivatives	1,642,028	1,169,383
Loan loss (provision) reversal	(608)	139,620
Business divestiture-related gains (losses)	(354)	(249,563)
Other, net	3,058	6,536
Total	$1,484,320	$1,104,381

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
For the Three Months Ended March 31, 2022 and 2021

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($144.2) million for the three months ended March 31, 2022 compared to ($65.8) million for the same period in 2021. For the three months ended March 31, 2022, we disposed of Residential Securities with a carrying value of $2.8 billion for an aggregate net loss of ($144.5) million. For the same period in 2021, we disposed of Residential Securities with a carrying value of $3.0 billion for an aggregate net loss of ($61.0) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($15.6) million for the three months ended March 31, 2022 compared to $104.2 million for the same period in 2021, primarily due to unfavorable changes in unrealized gains (losses) on securitized residential whole loans of consolidated VIEs of ($376.5) million, securitized commercial loans of ($96.5) million, residential whole loans of ($60.3) million and non-Agency mortgage-backed securities of ($60.0) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $285.2 million, MSR, including interests in MSR, of $151.6 million and commercial securitized debt of consolidated VIEs of $81.1 million for the three months ended March 31, 2022 compared to the same period in 2021.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended March 31, 2022 was $1.3 billion compared to $692.5 million for the same period in 2021, primarily attributable to a favorable change in unrealized gains (losses) on interest rate swaps. Unrealized gains (losses) on interest rate swaps was $1.3 billion for the three months ended March 31, 2022, reflecting a sharper rise in forward interest rates during the period, compared to $772.3 million for the same period in 2021.
Net gains (losses) on other derivatives was $381.1 million for the three months ended March 31, 2022 compared to $476.9 million for the same period in 2021. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on TBA derivatives, which was ($1.1) billion for the three months ended March 31, 2022 compared to ($630.1) million for the same period in 2021, and interest rate swaptions, which was $108.2 million for the three months ended March 31, 2022 compared to $283.8 million for the same period in 2021, partially offset by a favorable change in net gains (losses) on futures, which was $1.4 billion for the three months ended March 31, 2022 compared to $813.3 million for the same period in 2021.

Loan Loss (Provision) Reversal
For the three months ended March 31, 2022 and 2021, net loan loss (provisions) reversals were ($0.6) million on corporate loans and $139.6 million on commercial mortgage and corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to the loan loss (provisions) reversals.

Business Divestiture-Related Gains (Losses)
The majority of business divestiture-related gains (losses) was recorded during the three months ended March 31, 2021 when the sale of our commercial real estate business was announced. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the transaction.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses and certain revenues and costs associated with our investments in commercial real estate, including rental income and recoveries, operating costs as well as depreciation and amortization expense. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. Beginning with the quarter ended June 30, 2021, we began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees, due diligence costs and securitization expenses) as Other income (loss) rather than Other

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, the prior period has been conformed to the current presentation with Other general and administrative expenses for the three months ended March 31, 2021 adjusted downward by $1.8 million. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
March 31, 2022	$45,764	0.24%	1.48%
March 31, 2021	$47,905	0.22%	1.36%

G&A expenses were $45.8 million for the three months ended March 31, 2022, a decrease of $2.1 million compared to the same period in 2021. The change was primarily due to lower expenses on commercial related investments during the three months ended March 31, 2022 as a result of the sale of the commercial real estate business, which was announced in the first quarter of 2021, compared with the same period in 2021.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2022	16.81%	1.00%	50.15%	(1.48%)	(0.86%)	65.62%
March 31, 2021	17.31%	0.20%	33.71%	(1.36%)	0.01%	49.87%
(1) Economic net interest income includes the net interest component of interest rate swaps. (2) Other income (loss) excludes the net interest component of interest rate swaps.

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

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Unrealized gain	$174,671	$1,444,434
Unrealized loss	(2,640,153)	(486,024)
Accumulated other comprehensive income (loss)	$(2,465,482)	$958,410

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
The fair value of these securities being less than amortized cost at March 31, 2022 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $76.2 billion and $76.8 billion at March 31, 2022 and December 31, 2021, respectively. The change was primarily due to a decrease in Agency MBS, of $2.7 billion, partially offset by increases in residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $1.1 billion, derivative assets of $0.8 billion and MSR of $0.6 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2022:

	Residential			Commercial
	Agency MBS	MSR	Residential Credit (1)	Commercial Real Estate	Corporate Debt	Total
Assets	(dollars in thousands)
Fair value/carrying value	$58,332,132	$1,194,590	$11,497,609	$357,354	$1,967,667	$73,349,352
Implied market value of derivatives (2)	18,284,708	—	—	407,115	—	18,691,823
Debt
Repurchase agreements	49,906,185	—	2,403,082	317,236	—	52,626,503
Implied cost basis of derivatives (2)	18,596,163	—	—	410,786	—	19,006,949
Other secured financing	—	—	—	—	914,255	914,255
Debt issued by securitization vehicles	504,255	—	6,207,698	—	—	6,711,953
Participations issued	—	—	775,432	—	—	775,432
Net forward purchases	1,314,901	264,844	5,598	—	—	1,585,343
Other
Other assets / liabilities (3)	788,267	132,888	33,240	8,703	94,934	1,058,032
Net equity allocated	$7,083,603	$1,062,634	$2,139,039	$45,150	$1,148,346	$11,478,772

Net equity allocated (%)	62%	9%	19%	—%	10%	100%
Debt/net equity ratio	7.1:1	NM	4.4:1	7:1	0.8:1	5.3:1	(4)

(1) Fair value/carrying includes residential loans held for sale.
(2) Derivatives include TBA contracts under Agency MBS and CMBX balances under Commercial Real Estate.
(3) Dedicated capital allocations assume capital related to held for sale assets will be redeployed within the Agency business line.
(4) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.
NM Not meaningful.

Residential Securities
Substantially all of our Agency MBS at March 31, 2022 and December 31, 2021 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2022 and December 31, 2021 we had on our Consolidated Statements of Financial Condition a total of $151.2 million and $77.7 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.8 billion and $3.8 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended March 31, 2022 and 2021 was 16.7% and 23.9%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of March 31, 2022 and 2021 was 9.5% and 11.8%, respectively.
Given our current portfolio composition, if mortgage principal prepayment rates were to increase over the life of our mortgage-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
backed securities, all other factors being equal, our net interest income would decrease during the life of these mortgage-backed securities as we would be required to amortize our net premium balance into income over a shorter time period. Similarly, if mortgage principal prepayment rates were to decrease over the life of our mortgage-backed securities, all other factors being equal, our net interest income would increase during the life of these mortgage-backed securities as we would amortize our net premium balance over a longer time period.
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	Estimated Fair Value
Agency
Fixed-rate pass-through	$55,378,246	$58,296,605
Adjustable-rate pass-through	295,772	321,273
CMO	110,279	121,698
Interest-only	243,014	293,914
Multifamily	1,725,101	1,452,713
Reverse mortgages	34,729	39,402
Total agency securities	$57,787,141	$60,525,605
Residential credit
Credit risk transfer	$845,809	$936,228
Alt-A	64,578	69,487
Prime	249,812	275,441
Subprime	144,525	163,076
NPL/RPL	1,075,008	983,438
Prime jumbo (>= 2010 vintage)	203,410	171,894
Total residential credit securities	$2,583,142	$2,599,564
Total Residential Securities	$60,370,283	$63,125,169

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Residential Securities (1)	(dollars in thousands)
Principal amount	$59,470,958	$58,676,833
Net premium	2,936,590	2,973,471
Amortized cost	62,407,548	61,650,304
Amortized cost / principal amount	104.94%	105.07%
Carrying value	59,867,138	62,577,398
Carrying value / principal amount	100.67%	106.65%
Weighted average coupon rate	3.32%	3.35%
Weighted average yield	2.78%	2.69%
Adjustable-rate Residential Securities (1)
Principal amount	$1,362,854	$1,476,250
Weighted average coupon rate	3.29%	2.81%
Weighted average yield	5.82%	6.57%
Weighted average term to next adjustment (2)	10 Months	11 Months
Weighted average lifetime cap (3)	0.18%	0.18%
Principal amount at period end as % of total residential securities	2.29%	2.52%
Fixed-rate Residential Securities (1)
Principal amount	$58,108,104	$57,200,583
Weighted average coupon rate	3.32%	3.36%
Weighted average yield	2.71%	2.60%
Principal amount at period end as % of total residential securities	97.71%	97.48%
Interest-only Residential Securities
Notional amount	$8,283,277	$6,583,768
Net premium	717,416	720,235
Amortized cost	717,416	720,235
Amortized cost / notional amount	8.66%	10.94%
Carrying value	503,145	547,771
Carrying value / notional amount	6.07%	8.32%
Weighted average coupon rate	1.52%	2.01%
Weighted average yield	1.69%	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2022.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Credit risk transfer	$845,809	$—	$845,809	3.89%	2.64%	2.32%	26.05%
Alt-A	64,578	12,293	52,285	3.46%	8.10%	10.63%	25.48%
Prime	249,812	42,059	207,753	3.91%	9.21%	2.80%	16.59%
Subprime	144,525	80,769	63,756	2.20%	22.00%	11.94%	8.22%
Re-performing loan securitizations	641,352	246,056	395,296	3.58%	25.87%	26.79%	10.68%
Non-performing loan securitizations	433,656	415,207	18,449	2.38%	30.64%	71.40%	10.22%
Prime jumbo (>=2010 vintage)	203,410	8,419	194,991	4.28%	2.98%	1.79%	7.48%
Total/weighted average (2)	$2,583,142	$804,803	$1,778,339	3.48%	14.97%	20.60%	16.87%

(1) Represents the 3 month voluntary prepayment rate (“VPR”). (2) Total investment characteristics exclude the impact of interest-only securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$845,808	$1	$845,809
Alt-A	4,500	51,418	8,660	—	64,578
Prime	27,991	216,921	4,678	222	249,812
Subprime	2,989	60,005	81,379	152	144,525
Re-performing loan securitizations	—	641,352	—	—	641,352
Non-performing loan securitizations	—	433,656	—	—	433,656
Prime jumbo (>=2010 vintage)	—	154,113	40,878	8,419	203,410
Total	$35,480	$1,557,465	$981,403	$8,794	$2,583,142

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2022. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2022, the interest rate swaps had a net fair value of ($0.5) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$52,626,503	$—	$—	$—	$52,626,503
Interest expense on repurchase agreements (1)	53,011	—	—	—	53,011
Other secured financing	—	224,550	689,705	—	914,255
Interest expense on other secured financing (1)	30,807	61,698	23,482	—	115,987
Debt issued by securitization vehicles (principal)	—	—	—	7,000,487	7,000,487
Interest expense on debt issued by securitization vehicles	176,430	352,860	352,860	4,918,680	5,800,830
Participations issued (principal)	—	—	—	791,614	791,614
Interest expense on participations issued	29,468	58,936	58,936	751,328	898,668
Long-term operating lease obligations	3,862	7,724	1,930	—	13,516
Total	$52,920,081	$705,768	$1,126,913	$13,462,109	$68,214,871

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2022.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the three months ended March 31, 2022, we received $3.0 billion from principal repayments and $2.4 billion in cash from disposal of Residential securities. During the three months ended March 31, 2021, we received $5.0 billion from principal repayments and $2.8 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at March 31, 2022.

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
Item 2. Management’s Discussion and Analysis
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	14,610	14,597
Additional paid-in capital	20,321,952	20,313,832
Accumulated other comprehensive income (loss)	(2,465,482)	958,410
Accumulated deficit	(7,980,407)	(9,653,582)
Total stockholders’ equity	$11,427,242	$13,169,826

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program.
During the three months ended March 31, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
In January 2018, we entered into separate Distribution Agency Agreements (as amended and restated on August 6, 2021 and August 6, 2020, collectively, the “Sales Agreements”) with each of Wells Fargo Securities, LLC, BofA Securities, Inc. (formerly known as Merrill Lynch, Pierce, Fenner & Smith, Incorporated), Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC and UBS Securities LLC (the “Sales Agents”). We may offer and sell shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents.
During the three months ended March 31, 2022, we issued 0.8 million shares for proceeds of $6.2 million, net of commissions and fees, under the at-the-market sales program. No shares were issued under the at-the-market sales program during the three months ended March 31, 2021. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

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
Our GAAP leverage ratio at March 31, 2022 and December 31, 2021 was 5.3:1 and 4.7:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 6.4:1 and 5.7:1, at March 31, 2022 and December 31, 2021, respectively. Our GAAP capital ratio at March 31, 2022 and December 31, 2021 was 15.1% and 17.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 13.1% and 14.4% at March 31, 2022 and December 31, 2021, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
We have identified the following primary categories that we utilize to identify, assess, measure and monitor risk.

Risk	Description
Capital, Liquidity and Funding Risk	Risk to earnings, capital or business resulting from our inability to meet our obligations when they come due without incurring unacceptable losses because of inability to liquidate assets or obtain adequate funding.
Investment/Market Risk	Risk to earnings, capital or business resulting in the decline in value of our assets or an increase in the costs of financing caused by changes in market variables, such as interest rates, which affect the values of investment securities and other investment instruments.
Credit Risk	Risk to earnings, capital or business resulting from an obligor’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in lending and investing activities.
Counterparty Risk	Risk to earnings, capital or business resulting from a counterparty’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding, hedging and investing activities.
Operational Risk	Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems (including business continuity planning), human factors or external events. This risk also applies to our use of proprietary and third party models, software vendors and data providers, and oversight of third-party service providers such as sub-servicers, due diligence firms etc.
Compliance, Regulatory and Legal Risk	Risk to earnings, capital, reputation or conduct of business arising from violations of, or nonconformance with internal and external applicable rules and regulations, losses resulting from lawsuits or adverse judgments, or from changes in the regulatory environment that may impact our business model.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2022 and December 31, 2021, the weighted average days to maturity was 68 days and 52 days, respectively.
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
At March 31, 2022, we had total financial assets and cash pledged against existing liabilities of $58.4 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2022 compared to the same period in 2021, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2022.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2022	$53,961,689	$52,626,503	$39,535	$—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
March 31, 2020	96,756,341	72,580,183	461,123	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2022. The weighted average remaining maturity on our repurchase agreements and other secured financing was 90 days at March 31, 2022:

	March 31, 2022
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$16,400,000	0.32%	30.6%
2 to 29 days	11,027,939	0.29%	20.7%
30 to 59 days	6,123,697	0.38%	11.4%
60 to 89 days	10,337,224	0.53%	19.3%
90 to 119 days	421,684	0.32%	0.8%
Over 120 days (1)	9,230,214	0.91%	17.2%
Total	$53,540,758	0.46%	100.0%

(1) Approximately 2% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2022:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$52,626,503	0.41%	0.20%	68
Other secured financing (2) (3)	914,255	3.37%	3.34%	1,374
Debt issued by securitization vehicles (3)	7,000,487	2.47%	2.27%	11,766
Participations issued (3)	791,614	3.72%	2.59%	11,131
Total indebtedness	$61,332,859

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2022:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$830,546	$125,294	$955,840
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	53,318,251	3,864,222	57,182,473
Credit risk transfer securities	383,073	457,681	840,754
Non-agency mortgage-backed securities	1,205,357	531,976	1,737,333
Commercial mortgage-backed securities	343,741	13,613	357,354
Residential mortgage loans (2)	8,266,318	648,149	8,914,467
MSR	—	844,093	844,093
Interests in MSR	—	85,653	85,653
Corporate debt, held for investment	1,475,429	492,238	1,967,667
Other assets (3)	—	89,612	89,612
Total financial assets	$65,822,715	$7,152,531	$72,975,246

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments held for sale and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2022:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$955,840
Residential Securities (2) (3)	59,215,417
Commercial mortgage-backed securities	357,354
Residential mortgage loans (4)	1,650,151
Corporate debt, held for investment (5)	1,676,071
Total liquid assets	$63,854,833
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (6)	98.05%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $58.4 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2022. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized Agency MBS of consolidated VIEs carried at fair value of $0.5 billion.
(4) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $7.3 billion.
(5) Excludes unpledged second lien loans.
(6) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $7.8 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2022 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$955,840	$—	$—	$—	$955,840
Agency mortgage-backed securities (principal)	99	1,771	820,665	55,975,966	56,798,501
Residential credit risk transfer securities (principal)	263	34,358	206,434	606,495	847,550
Non-agency mortgage-backed securities (principal)	8,576	135,880	897,127	783,324	1,824,907
Commercial mortgage-backed securities (principal)	—	—	—	363,046	363,046
Total securities	8,938	172,009	1,924,226	57,728,831	59,834,004
Residential mortgage loans (principal)	—	—	—	1,684,314	1,684,314
Corporate debt (principal)	—	—	302,665	1,717,816	2,020,481
Total loans	—	—	302,665	3,402,130	3,704,795
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	7,933,095	7,933,095
Total financial assets - maturity	964,778	172,009	2,226,891	69,064,056	72,427,734
Effect of utilizing reset dates (1)	11,229,428	604,239	(360,370)	(11,473,297)	—
Total financial assets - interest rate sensitive	$12,194,206	$776,248	$1,866,521	$57,590,759	$72,427,734
Financial liabilities
Repurchase agreements	$43,888,860	$8,737,643	$—	$—	$52,626,503
Other secured financing	—	—	224,550	689,705	914,255
Debt issued by securitization vehicles (principal)	—	—	—	7,000,487	7,000,487
Participations issued (principal)	—	—	—	791,614	791,614
Total financial liabilities - maturity	43,888,860	8,737,643	224,550	8,481,806	61,332,859
Effect of utilizing reset dates (1)(2)	(34,755,967)	5,921,090	13,504,368	15,330,509
Total financial liabilities - interest rate sensitive	$9,132,893	$14,658,733	$13,728,918	$23,812,315	$61,332,859

Maturity gap	$(42,924,082)	$(8,565,634)	$2,002,341	$60,582,250	$11,094,875

Cumulative maturity gap	$(42,924,082)	$(51,489,716)	$(49,487,375)	$11,094,875

Interest rate sensitivity gap	$3,061,313	$(13,882,485)	$(11,862,397)	$33,778,444	$11,094,875

Cumulative rate sensitivity gap	$3,061,313	$(10,821,172)	$(22,683,569)	$11,094,875

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

Liquidity Management Policies
We utilize a comprehensive liquidity policy structure to inform our liquidity risk management practices including monitoring and measurement, along with well-defined key risk indicators. Both quantitative and qualitative targets are utilized to measure the ongoing stability and condition of the liquidity position, and include the level and composition of unencumbered assets, as well as the sustainability of the funding composition under stress conditions.
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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2022. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	(17.0%)	0.3%	1.7%
-50 Basis points	(8.9%)	0.3%	1.8%
-25 Basis points	(3.6%)	0.2%	1.2%
+25 Basis points	3.2%	(0.3%)	(1.8%)
+50 Basis points	5.9%	(0.6%)	(4.1%)
+75 Basis points	8.5%	(1.0%)	(6.8%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.9%	12.3%
-15 Basis points	1.1%	7.4%
-5 Basis points	0.4%	2.4%
+5 Basis points	(0.4%)	(2.4%)
+15 Basis points	(1.1%)	(7.3%)
+25 Basis points	(1.8%)	(12.0%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.
(2) Scenarios include securities, residential mortgage loans, corporate debt, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes the net interest component of interest rate swaps.
(3) Scenarios include securities, residential mortgage loans, MSR and derivative instruments.
(4) NAV represents book value of equity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Credit Risk Management
Key risk parameters have been established to specify our credit risk appetite. We seek to manage credit risk by making investments which conform to the firm’s specific investment policy parameters and optimize risk-return attributes.
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans, commercial real estate investments and corporate debt. MSR values may also be impacted through reduced servicing fees and higher costs to service the underlying mortgage loans due to borrower performance. Generally, we are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. In the case of residential mortgage loans and MSR, we may engage a third party to perform due diligence on a sample of loans that we believe sufficiently represents the entire pool. Once an investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure. Our portfolio composition, based on balance sheet values, at March 31, 2022 and December 31, 2021 was as follows:

	March 31, 2022	December 31, 2021
Category
Agency mortgage-backed securities (1)	79.5%	81.9%
Credit risk transfer securities	1.2%	1.3%
Non-agency mortgage-backed securities	2.4%	2.2%
Residential mortgage loans (1)	12.2%	10.4%
Mortgage servicing rights	1.5%	0.7%
Interests in MSR	0.1%	0.1%
Commercial real estate (2)	0.4%	0.7%
Corporate debt	2.7%	2.7%
(1) Includes assets transferred or pledged to securitization vehicles. (2) Excludes commercial real estate assets held for sale as of December 31, 2021.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes our exposure to counterparties by geography at March 31, 2022:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	23	$43,812,679	$(168,476)	$2,518,780
Europe	11	7,683,040	(313,220)	1,905,342
Japan	3	2,045,039	—	111,132
Total	37	$53,540,758	$(481,696)	$4,535,254

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

Critical Accounting Estimates
The preparation of our consolidated financial statement in accordance with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates and changes in assumptions could have a significant effect on the consolidated financial statements. Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, see the Note titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Valuation of Financial Instruments
Residential Securities
Description: We carry residential securities at estimated fair value. There is an active market for our Agency mortgage-backed securities, CRT securities and non-Agency mortgage-backed securities.
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
Sensitivity of Estimates to Change: Changes in underlying assumptions used in estimating fair value impact the carrying value of the residential securities as well as their yield. For example, an increase in CPR would decrease the carrying value and yield of our Agency mortgage-backed securities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See Experienced and Projected Long-Term CPR, Financial Condition – Residential Securities and the interest rate sensitivity and interest rate and MBS spread shock analysis and discussions within this Item 2. for further information.

Residential Mortgage Loans

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Description: We elected to account for Residential Mortgage Loans at fair value. There is an active market for the residential whole loans in which we invest.
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
Sensitivity of Estimates to Change: Changes to model assumptions, including prepayment speeds may significantly impact the fair value estimate of residential mortgage loans as well as unrealized gains and losses and yield on these assets. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See the interest rate sensitivity and interest rate shock analysis and discussions within this Item 2. for further information.

MSR
Description: We elected to account for MSR at fair value. The market for mortgage servicing rights is considered less active and transparent compared to securities. As such fair value estimates for our investment in MSR are obtained from models, which use significant unobservable inputs in their valuations.
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
Sensitivity of Estimates to Change: Changes in the underlying assumptions used to estimate the fair value of MSR impact the carrying value as well as the related unrealized gains and losses recognized. For further discussion of the sensitivity of the model inputs see the Note titled “Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

Interest Rate Swaps
Description: We are required to account for its derivative assets and liabilities at fair value, which may or may not be cleared through a derivative clearing organization. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.
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
Sensitivity of Estimates to Change: Changes in the OIS curve will impact the carrying value of our interest rate swap assets and liabilities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See the interest rate sensitivity and interest rate shock analysis and discussions within this Item 2. for further information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
forecasts and expert judgment. Prepayment speeds vary according to the type of investment, conditions in the financial markets and other factors and cannot be predicted with any certainty.
Sensitivity of Estimates to Change: Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. The sensitivity of changes in interest rates to our economic net interest income is included in the interest rate shock analysis and discussions within this Item 2 for further information.

Consolidation of Variable Interest Entities
Description: We are required to determine if it is required to consolidate entities in which it holds a variable interest.
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

E

Earnings available for distribution (“EAD”) and Earnings available for distribution Per Average Common Share
Earnings available for distribution is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Earnings available for distribution per average common share is calculated by dividing earnings available for distribution by average basic common shares for the period.

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

LIBOR (London Interbank Offered Rate)
The rate banks charge each other for short-term Eurodollar loans. LIBOR is frequently used as the base for resetting rates on floating-rate securities and the floating-rate legs of interest rate swaps. The United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

To-Be-Announced (“TBA”) Securities
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At March 31, 2022, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the following risk factor relating to the announced sale of the MML Portfolio, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

We may not consummate the sale of the MML Portfolio on a timely basis, on its current terms or at all, and even if consummated, we may not fully realize the anticipated benefits of the sale.

As discussed under the Note titled “Subsequent Events” in the Notes to the Consolidated Financial Statements included in Item 1. "Financial Statements," we have entered into a definitive agreement to transfer the MML Portfolio. While the sale is expected to be completed by the end of the second quarter of 2022, there can be no assurance that the sale will be completed in a timely manner, on its current terms or at all, as the completion of the sale is dependent on a number of factors, including customary closing conditions. If we are unable to consummate the sale, then we will not derive the expected benefits to our business. Further, even if we do consummate the sale, we nonetheless may not fully realize the anticipated benefits of the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended March 31, 2022. As of March 31, 2022, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Description

3.1	Amended and Restated Bylaws of the Registrant, effective as of February 9, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 10, 2022).
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2022 (Unaudited) and December 31, 2021 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2021); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 3, 2022	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	May 3, 2022	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1