Form 10-Q
period 2022-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2022-08-01
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2022
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

The number of shares of the registrant’s Common Stock outstanding on July 22, 2022 was 1,624,307,055.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2022 (Unaudited) and December 31, 2021 (Derived from the audited consolidated financial statements at December 31, 2021)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2022 and 2021	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2022 and 2021	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	15
Note 8. Variable Interest Entities	16
Note 9. Sale of Commercial Real Estate Business	19
Note 10. Sale of Middle Market Lending Portfolio	19
Note 11. Derivative Instruments	19
Note 12. Fair Value Measurements	25
Note 13. Goodwill and Intangible Assets	28
Note 14. Secured Financing	29
Note 15. Capital Stock	30
Note 16. Interest Income and Interest Expense	32
Note 17. Net Income (Loss) per Common Share	33
Note 18. Income Taxes	33
Note 19. Risk Management	34
Note 20. Lease Commitments and Contingencies	35
Note 21. Arcola Regulatory Requirements	35
Note 22. Subsequent Events	36
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Special Note Regarding Forward-Looking Statements	37
Overview	39
Business Environment	39
Results of Operations	41
Financial Condition	54
Capital Management	58
Risk Management	59
Critical Accounting Estimates	68
Glossary of Terms	71
Item 3. Quantitative and Qualitative Disclosures about Market Risk	80
Item 4. Controls and Procedures	80
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	81
Item 1A. Risk Factors	81
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	81
Item 5. Other Information	81
Item 6. Exhibits	81
SIGNATURES	83

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2022	2021 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $653,657 and $1,222,505, respectively) (2)	$853,932	$1,342,090
Securities (includes pledged assets of $53,145,730 and $56,675,447, respectively) (3)	59,042,734	63,655,674
Loans, net (includes pledged assets of $1,631,103 and $2,462,776, respectively) (4)	1,487,133	4,242,043
Mortgage servicing rights	1,421,420	544,562
Interests in MSR	83,622	69,316
Assets transferred or pledged to securitization vehicles	8,877,247	6,086,308
Assets of disposal group held for sale	97,414	194,138
Derivative assets	748,432	170,370
Receivable for unsettled trades	434,227	2,656
Principal and interest receivable	300,028	234,983
Goodwill and intangible assets, net	18,195	24,241
Other assets	272,865	197,683
Total assets	$73,637,249	$76,764,064
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$51,364,097	$54,769,643
Other secured financing	—	903,255
Debt issued by securitization vehicles	7,502,483	5,155,633
Participations issued	696,944	1,049,066
Liabilities of disposal group held for sale	3,608	154,956
Derivative liabilities	379,708	881,537
Payable for unsettled trades	1,995,960	147,908
Interest payable	91,962	91,176
Dividends payable	354,027	321,142
Other liabilities	158,560	94,423
Total liabilities	62,547,349	63,568,739
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 authorized, 1,609,215,497 and 1,459,736,258 issued and outstanding, respectively	16,092	14,597
Additional paid-in capital	21,281,077	20,313,832
Accumulated other comprehensive income (loss)	(4,310,926)	958,410
Accumulated deficit	(7,496,061)	(9,653,582)
Total stockholders’ equity	11,026,751	13,169,826
Noncontrolling interests	63,149	25,499
Total equity	11,089,900	13,195,325
Total liabilities and equity	$73,637,249	$76,764,064

(1)Derived from the audited consolidated financial statements at December 31, 2021.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.4 million and $16.2 million at June 30, 2022 and December 31, 2021, respectively.
(3)Excludes $30.1 million and $44.2 million at June 30, 2022 and December 31, 2021, respectively, of Agency mortgage-backed securities and $971.9 million and $350.4 million at June 30, 2022 and December 31, 2021, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $1.5 million and $2.3 million of residential mortgage loans held for sale at June 30, 2022 and December 31, 2021, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income
Interest income	$645,615	$383,906	$1,301,465	$1,147,284
Interest expense	170,475	61,047	245,397	137,020
Net interest income	475,140	322,859	1,056,068	1,010,264
Net servicing income
Servicing and related income	$55,685	$10,519	$90,400	$19,748
Servicing and related expense	5,949	2,603	9,706	4,900
Net servicing income	49,736	7,916	80,694	14,848
Other income (loss)
Net gains (losses) on investments and other	(615,216)	20,207	(775,020)	58,612
Net gains (losses) on derivatives	1,015,643	(581,962)	2,657,671	587,421
Loan loss (provision) reversal	26,913	(494)	26,305	139,126
Business divestiture-related gains (losses)	(23,955)	1,527	(24,309)	(248,036)
Other, net	(5,486)	(6,241)	(2,428)	295
Total other income (loss)	397,899	(566,963)	1,882,219	537,418
General and administrative expenses
Compensation expense	22,243	32,013	55,245	63,531
Other general and administrative expenses	13,795	21,513	26,557	37,900
Total general and administrative expenses	36,038	53,526	81,802	101,431
Income (loss) before income taxes	886,737	(289,714)	2,937,179	1,461,099
Income taxes	23,420	5,134	49,968	4,813
Net income (loss)	863,317	(294,848)	2,887,211	1,456,286
Net income (loss) attributable to noncontrolling interests	(3,379)	794	(1,740)	1,115
Net income (loss) attributable to Annaly	866,696	(295,642)	2,888,951	1,455,171
Dividends on preferred stock	26,883	26,883	53,766	53,766
Net income (loss) available (related) to common stockholders	$839,813	$(322,525)	$2,835,185	$1,401,405
Net income (loss) per share available (related) to common stockholders
Basic	$0.55	$(0.23)	$1.90	$1.00
Diluted	$0.55	$(0.23)	$1.90	$1.00
Weighted average number of common shares outstanding
Basic	1,522,436,766	1,410,239,138	1,492,068,912	1,404,755,496
Diluted	1,523,595,000	1,410,239,138	1,493,254,890	1,405,764,272
Other comprehensive income (loss)
Net income (loss)	$863,317	$(294,848)	$2,887,211	$1,456,286
Unrealized gains (losses) on available-for-sale securities	(2,503,250)	(191,541)	(6,071,929)	(1,620,468)
Reclassification adjustment for net (gains) losses included in net income (loss)	657,806	(30,415)	802,593	26,408
Other comprehensive income (loss)	(1,845,444)	(221,956)	(5,269,336)	(1,594,060)
Comprehensive income (loss)	(982,127)	(516,804)	(2,382,125)	(137,774)
Comprehensive income (loss) attributable to noncontrolling interests	(3,379)	794	(1,740)	1,115
Comprehensive income (loss) attributable to Annaly	(978,748)	(517,598)	(2,380,385)	(138,889)
Dividends on preferred stock	26,883	26,883	53,766	53,766
Comprehensive income (loss) attributable to common stockholders	$(1,005,631)	$(544,481)	$(2,434,151)	$(192,655)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$14,610	$13,985	$14,597	$13,982
Issuance	1,480	456	1,488	456
Stock-based award activity	2	1	7	4
End of period	$16,092	$14,442	$16,092	$14,442
Additional paid-in capital
Beginning of period	$20,321,952	$19,754,826	$20,313,832	$19,750,818
Issuance	948,015	419,970	954,111	419,970
Stock-based award activity	11,110	3,896	13,134	7,904
End of period	$21,281,077	$20,178,692	$21,281,077	$20,178,692
Accumulated other comprehensive income (loss)
Beginning of period	$(2,465,482)	$2,002,231	$958,410	$3,374,335
Unrealized gains (losses) on available-for-sale securities	(2,503,250)	(191,541)	(6,071,929)	(1,620,468)
Reclassification adjustment for net gains (losses) included in net income (loss)	657,806	(30,415)	802,593	26,408
End of period	$(4,310,926)	$1,780,275	$(4,310,926)	$1,780,275
Accumulated deficit
Beginning of period	$(7,980,407)	$(9,251,804)	$(9,653,582)	$(10,667,388)
Net income (loss) attributable to Annaly	866,696	(295,642)	2,888,951	1,455,171
Dividends declared on preferred stock (1)	(26,883)	(26,883)	(53,766)	(53,766)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(355,467)	(318,534)	(677,664)	(626,880)
End of period	$(7,496,061)	$(9,892,863)	$(7,496,061)	$(9,892,863)
Total stockholder’s equity	$11,026,751	$13,617,115	$11,026,751	$13,617,115
Noncontrolling interests
Beginning of period	$51,528	$11,788	$25,499	$13,480
Net income (loss) attributable to noncontrolling interests	(3,379)	794	(1,740)	1,115
Equity contributions from (distributions to) noncontrolling interests	15,000	9,479	39,390	7,466
End of period	$63,149	$22,061	$63,149	$22,061
Total equity	$11,089,900	$13,639,176	$11,089,900	$13,639,176

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$2,887,211	$1,456,286
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	19,404	313,306
Amortization of securitized debt premiums and discounts and deferred financing costs	(4,378)	(4,269)
Depreciation, amortization and other noncash expenses	11,145	17,718
Net (gains) losses on investments and derivatives	(1,944,200)	(808,867)
Business divestiture-related (gains) losses	24,309	248,036
Income (loss) from unconsolidated joint ventures	(10,378)	5,889
Loan loss provision (reversal)	(26,305)	(139,126)
Payments on purchases of loans held for sale	—	(49,586)
Proceeds from sales and repayments of loans held for sale	1,619	84,991
Net receipts (payments) on derivatives	1,639,329	606,454
Net change in
Other assets	(42,741)	(121,876)
Interest receivable	(19,128)	18,677
Interest payable	435	(16,165)
Other liabilities	180,529	(40,425)
Net cash provided by (used in) operating activities	2,716,851	1,571,043
Cash flows from investing activities
Payments on purchases of securities	(14,422,639)	(12,581,731)
Proceeds from sales of securities	8,390,532	6,350,647
Principal payments on securities	5,737,737	10,228,935
Payments on purchases and origination of loans	(3,981,495)	(2,754,376)
Proceeds from sales of loans	1,832,930	116,570
Principal payments on loans	1,073,579	1,498,768
Payments on purchases of MSR	(683,972)	(98,983)
Proceeds from sales of MSR	9,065	376
Payments on purchases of interests in MSR	(4,913)	(47,098)
Investments in real estate	—	(1,815)
Proceeds from sales of real estate	—	53,910
Proceeds from reverse repurchase agreements	7,750,024	12,084,313
Payments on reverse repurchase agreements	(7,750,024)	(12,084,313)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	290
Proceeds from sale of equity securities	—	6,957
Net cash provided by (used in) investing activities	(2,049,176)	2,772,450
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,849,361,390	1,129,837,127
Payments on repurchase agreements and other secured financing	(1,853,629,599)	(1,134,179,055)
Proceeds from issuances of securitized debt	3,946,614	969,165
Principal payments on securitized debt	(843,470)	(863,095)
Payments from relief of securitized debt	(2,990)	—
Net proceeds from stock offerings, direct purchases and dividend reinvestments	955,599	420,426
Proceeds from participations issued	1,216,950	499,864
Payments on repurchases of participations issued	(1,468,384)	(223,828)
Principal payments on participations issued	(31,844)	(4,015)
Net principal receipts (payments) on mortgages payable	—	(659)
Net contributions (distributions) from (to) noncontrolling interests	39,390	7,466
Settlement of stock-based awards in satisfaction of withholding tax requirements	(3,050)	(992)
Dividends paid	(696,439)	(669,144)
Net cash provided by (used in) financing activities	(1,155,833)	(4,206,740)
Net (decrease) increase in cash and cash equivalents	$(488,158)	$136,753
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,342,090	1,243,703
Cash and cash equivalents including cash pledged as collateral, end of period	$853,932	$1,380,456
Supplemental disclosure of cash flow information
Interest received	$1,144,124	$1,478,377
Dividends received	$—	$51
Interest paid (excluding interest paid on interest rate swaps)	$170,594	$183,952
Net interest received (paid) on interest rate swaps	$(75,898)	$(137,018)
Taxes received (paid)	$(1,661)	$(333)
Noncash investing and financing activities
Receivable for unsettled trades	$434,227	$14,336
Payable for unsettled trades	$1,995,960	$154,405
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(5,269,336)	$(1,594,060)
Dividends declared, not yet paid	$354,027	$317,714
Derecognition of assets of consolidated VIEs	$—	$976,690
Derecognition of securitized debt of consolidated VIEs	$—	$893,500

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
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. As of June 30, 2022, the CRE assets held for sale and the associated liabilities were transferred. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
In April 2022, the Company announced that it had entered into a definitive agreement to sell substantially all of the assets that comprise the Annaly Middle Market Lending ("MML") portfolio, including assets held on balance sheet as well as assets managed for third parties. The majority of these assets were legally transferred during the second quarter of 2022 and the remaining assets are expected to be transferred by the end of the third quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

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
In addition, beginning with the quarter ended March 31, 2022, the Company consolidated certain line items in its Consolidated Statements of Comprehensive Income (Loss) in an effort to streamline and simplify its financial presentation. Amounts previously reported under Net interest component of interest rate swaps, Realized gains (losses) on termination or maturity of interest rate swaps, Unrealized gains (losses) on interest rate swaps and Net gains (losses) on other derivatives are combined into a single line item titled Net gains (losses) on derivatives. Similarly, amounts previously reported under Net gains (losses) on disposal of investments and other and Net unrealized gains (losses) on instruments measured at fair value through earnings are combined into a single line item titled Net gains (losses) on investments and other. As a result of these changes, prior periods have been adjusted to conform to the current presentation.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $0.7 billion and $1.2 billion at June 30, 2022 and December 31, 2021, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2022 and December 31, 2021.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2022	December 31, 2021
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$55,059,932	$59,939,383
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	533,404	586,222
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	965,714	936,228
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	2,026,658	1,663,336
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	439,301	521,440
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	17,725	9,065
Total securities			59,042,734	63,655,674
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,486,811	2,272,072
Loans, net	Residential mortgage loan warehouse facility	Fair value, with unrealized gains (losses) through earnings	322	980
Loans, net	Corporate debt, held for investment	Amortized cost	—	1,968,991
Total loans, net			1,487,133	4,242,043
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	83,622	69,316
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	458,268	589,873
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	8,418,979	5,496,435
Total assets transferred or pledged to securitization vehicles			8,877,247	6,086,308
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	51,364,097	54,769,643
Other secured financing	Loans	Amortized cost	—	903,255
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	7,502,483	5,155,633
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	696,944	1,049,066
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the six months ended June 30, 2022:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$60,525,605	$2,599,564	$530,505	$63,655,674
Purchases	14,731,945	1,243,293	112,396	16,087,634
Sales and transfers	(9,042,404)	(352,027)	(169,224)	(9,563,655)
Principal paydowns	(5,385,047)	(323,281)	(3,446)	(5,711,774)
(Amortization) / accretion	28,799	2,358	78	31,235
Fair value adjustment	(5,265,562)	(177,535)	(13,283)	(5,456,380)
Ending balance June 30, 2022	$55,593,336	$2,992,372	$457,026	$59,042,734

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that were carried at their fair value at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$55,460,523	$2,874,749	$(281,278)	$58,053,994	$31,761	$(4,306,637)	$53,779,118
Adjustable-rate pass-through	260,238	10,651	(270)	270,619	5,183	(6,292)	269,510
CMO	106,189	1,848	—	108,037	—	(6,692)	101,345
Interest-only	1,662,567	416,404	—	416,404	673	(196,588)	220,489
Multifamily(1)	8,182,519	312,441	(523)	1,243,478	2,596	(55,978)	1,190,096
Reverse mortgages	31,968	3,376	—	35,344	—	(2,566)	32,778
Total agency securities	$65,704,004	$3,619,469	$(282,071)	$60,127,876	$40,213	$(4,574,753)	$55,593,336
Residential credit
Credit risk transfer (2)	$1,010,209	$6,552	$(2,474)	$1,014,287	$390	$(48,963)	$965,714
Alt-A	138,473	33	(19,899)	118,607	1,902	(4,931)	115,578
Prime (3)	1,227,193	15,855	(25,681)	297,095	4,989	(32,367)	269,717
Subprime	187,969	221	(17,896)	170,294	4,045	(7,020)	167,319
NPL/RPL	1,300,169	1,275	(6,026)	1,295,418	343	(45,858)	1,249,903
Prime jumbo (>=2010 vintage) (4)	2,193,098	17,814	(26,089)	250,065	2,954	(28,878)	224,141
Total residential credit securities	$6,057,111	$41,750	$(98,065)	$3,145,766	$14,623	$(168,017)	$2,992,372
Total Residential Securities	$71,761,115	$3,661,219	$(380,136)	$63,273,642	$54,836	$(4,742,770)	$58,585,708
Commercial
Commercial Securities	$474,523	$—	$(1,776)	$472,747	$—	$(15,721)	$457,026
Total securities	$72,235,638	$3,661,219	$(381,912)	$63,746,389	$54,836	$(4,758,491)	$59,042,734

	December 31, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$54,432,252	$3,008,185	$(18,314)	$57,422,123	$1,349,125	$(474,643)	$58,296,605
Adjustable-rate pass-through	305,211	1,965	(2,124)	305,052	16,223	(2)	321,273
CMO	114,533	1,888	—	116,421	5,277	—	121,698
Interest-only	1,912,415	456,683	—	456,683	428	(163,197)	293,914
Multifamily (1)	5,671,138	273,553	—	1,453,946	15,330	(16,563)	1,452,713
Reverse mortgages	36,807	3,550	—	40,357	—	(955)	39,402
Total agency investments	$62,472,356	$3,745,824	$(20,438)	$59,794,582	$1,386,383	$(655,360)	$60,525,605
Residential credit
Credit risk transfer (2)	$924,101	$8,754	$(1,176)	$927,555	$9,641	$(968)	$936,228
Alt-A	83,213	31	(17,133)	66,111	3,627	(251)	69,487
Prime (3)	323,062	9,841	(14,757)	268,117	10,853	(3,529)	275,441
Subprime	170,671	349	(16,111)	154,909	8,285	(118)	163,076
NPL/RPL	987,415	950	(1,698)	986,667	2,739	(5,968)	983,438
Prime jumbo (>=2010 vintage) (4)	299,783	5,680	(6,410)	172,598	4,272	(4,976)	171,894
Total residential credit securities	$2,788,245	$25,605	$(57,285)	$2,575,957	$39,417	$(15,810)	$2,599,564
Total Residential Securities	$65,260,601	$3,771,429	$(77,723)	$62,370,539	$1,425,800	$(671,170)	$63,125,169
Commercial
Commercial Securities	$533,071	$—	$(127)	$532,944	$165	$(2,604)	$530,505
Total securities	$65,793,672	$3,771,429	$(77,850)	$62,903,483	$1,425,965	$(673,774)	$63,655,674

(1) Principal/Notional amount includes $7.3 billion and $4.5 billion of Agency Multifamily interest-only securities as of June 30, 2022 and December 31, 2021, respectively.
(2) Principal/Notional amount includes $0.0 million and $4.1 million of a CRT interest-only security as of June 30, 2022 and December 31, 2021, respectively.
(3) Principal/Notional amount includes $920.3 million and $50.0 million of Prime interest-only securities as of June 30, 2022 and December 31, 2021, respectively.
(4) Principal/Notional amount includes $1.9 billion and $126.5 million of Prime Jumbo interest-only securities as of June 30, 2022 and December 31, 2021, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Investment Type	(dollars in thousands)
Fannie Mae	$46,415,070	$48,404,991
Freddie Mac	9,111,646	10,880,033
Ginnie Mae	66,620	1,240,581
Total	$55,593,336	$60,525,605

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at June 30, 2022 and December 31, 2021, according to their estimated weighted average life classifications:

	June 30, 2022		December 31, 2021
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$149,516	$150,652	$253,129	$250,689
Greater than one year through five years	3,491,952	3,602,865	16,155,017	15,766,307
Greater than five years through ten years	45,977,144	49,646,767	45,470,212	45,102,607
Greater than ten years	8,967,096	9,873,358	1,246,811	1,250,936
Total	$58,585,708	$63,273,642	$63,125,169	$62,370,539

The estimated weighted average lives of the Residential Securities at June 30, 2022 and December 31, 2021 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$43,643,601	$(2,950,746)	2,712	$22,828,156	$(475,064)	571
12 Months or more	8,592,827	(1,399,582)	273	383,815	(10,960)	19
Total	$52,236,428	$(4,350,328)	2,985	$23,211,971	$(486,024)	590

(1) Excludes interest-only mortgage-backed securities and reverse mortgages.
The decline in value of these securities is solely due to market conditions and not the quality of the assets.  Substantially all of the Agency mortgage-backed securities have an actual or implied credit rating that is the same as that of the U.S. government. An impairment has not been recognized in earnings related to these investments because the decline in value is not related to credit quality, the Company currently has not made a decision to sell the securities nor is it more likely than not that the securities will be required to be sold before recovery.
During the three and six months ended June 30, 2022, the Company disposed of $6.6 billion and $9.4 billion of Residential Securities, respectively. During the three and six months ended June 30, 2021, the Company disposed of $3.3 billion and $6.2 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2022 and 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2022	$27,263	$(684,560)	$(657,297)
June 30, 2021	$52,485	$(17,680)	$34,805
For the six months ended
June 30, 2022	$28,828	$(830,615)	$(801,787)
June 30, 2021	$57,131	$(83,021)	$(25,890)

6. LOANS

The Company invests in residential loans. Loans are classified as either held for investment or held for sale. Loans are eligible to be accounted for under the fair value option. If loans are elected under the fair value option, they are carried at fair value with changes in fair value recognized in earnings. Otherwise, loans held for investment are carried at cost less impairment and loans held for sale are accounted for at the lower of cost or fair value.
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of June 30, 2022 and December 31, 2021, the Company reported $1.5 billion and $2.3 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.5 million and $2.3 million at June 30, 2022 and December 31, 2021, respectively.
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
The Company recorded net loan loss (provisions) reversals of $26.9 million and $26.3 million for the three and six months ended June 30, 2022, respectively. The Company recorded net loan loss (provisions) reversals of ($0.5) million and $139.1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company’s loan loss allowance was $0.0 million and $27.9 million, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the six months ended June 30, 2022:

	Residential	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$2,272,072	$1,968,991	$4,241,063
Purchases / originations	3,821,483	185,269	4,006,752
Sales and transfers (1)	(4,450,255)	(1,902,444)	(6,352,699)
Principal payments	(66,962)	(231,190)	(298,152)
Gains / (losses) (2)	(80,639)	(23,320)	(103,959)
(Amortization) / accretion	(8,888)	2,694	(6,194)
Ending balance June 30, 2022	$1,486,811	$—	$1,486,811

(1) Includes securitizations, syndications, transfers to securitization vehicles and corporate debt transfers to assets of disposal group held for sale and other assets. Includes transfer of residential loans to securitization vehicles with a carrying value of $4.4 billion during the six months ended June 30, 2022.
(2) Includes loan loss allowances.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$9,905,790	$7,768,507
Unpaid principal balance	$10,516,244	$7,535,855

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Interest income	$91,645	$38,963	$165,110	$76,072
Net gains (losses) on disposal of investments (1)	(5,321)	(21,721)	(12,658)	(26,941)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(324,481)	14,456	(739,729)	36,911
Total included in net income (loss)	$(238,157)	$31,698	$(587,277)	$86,042

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (Loss)

The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2022 and December 31, 2021 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Geographic Concentrations of Residential Mortgage Loans
June 30, 2022		December 31, 2021
Property location	% of Balance	Property location	% of Balance
California	47.2%	California	50.2%
New York	10.7%	New York	10.9%
Florida	7.5%	Florida	6.1%
All other (none individually greater than 5%)	34.6%	All other (none individually greater than 5%)	32.8%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$3 - $4,396	$496	$1 - $4,382	$513
Interest rate	1.13% - 15.00%	4.18%	0.75% - 9.24%	4.04%
Maturity	7/1/2029 - 7/1/2062	7/14/2051	7/1/2029 - 12/1/2061	12/22/2050
FICO score at loan origination	588 - 832	761	604 - 831	762
Loan-to-value ratio at loan origination	5% - 100%	67%	8% - 103%	66%
At June 30, 2022 and December 31, 2021, approximately 12% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participates in an arrangement that provides a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At June 30, 2022 and December 31, 2021, the fair value and carrying value of this warehouse facility was $0.3 million and $1.0 million, respectively, and reported as Loans, net in the Consolidated Statements of Financial Condition. As of June 30, 2022, the lending facility was not on nonaccrual status nor past due.

Commercial
As of December 31, 2021, commercial real estate loans are reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.

Corporate Debt
In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the "MML Portfolio"), to Ares Capital Management LLC (“Ares”). The majority of these assets were legally transferred to Ares during the three months ended June 30, 2022, and the remaining assets are expected to be transferred by the end of the third quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

7. MORTGAGE SERVICING RIGHTS

The Company owns variable interests in entities that invest in MSR and Interests in MSR. Refer to the “Variable Interest Entities” Note for a detailed discussion on this topic.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following tables present activity related to MSR and Interests in MSR for the three and six months ended June 30, 2022 and 2021:

Mortgage Servicing Rights	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Fair value, beginning of period	$1,108,937	$113,080	$544,562	$100,895
Purchases (1)	262,960	98,983	683,983	98,983
Sales	(9,065)	(376)	(9,075)	(376)
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	79,606	4,621	238,568	32,296
Other changes, including realization of expected cash flows	(21,018)	(13,692)	(36,618)	(29,182)
Fair value, end of period	$1,421,420	$202,616	$1,421,420	$202,616

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)
Beginning balance	$85,653	$—	$69,316	$—
Purchases (1)	(53)	47,098	4,860	47,098
Gain (loss) included in net income	(1,978)	1,937	9,446	1,937
Ending balance June 30, 2022	$83,622	$49,035	$83,622	$49,035

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.1 billion at June 30, 2022. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the year are included in the table below.

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2022-NQM1	January 2022	$556,696
OBX 2022-INV1	January 2022	$377,275
OBX 2022-INV2	February 2022	$466,686
OBX 2022-NQM2	February 2022	$439,421
OBX 2022-INV3	March 2022	$330,823
OBX 2022-NQM3	March 2022	$315,843
OBX 2022-NQM4	May 2022	$457,285
OBX 2022-J1	May 2022	$389,334
OBX 2022-NQM5	June 2022	$390,775
OBX 2022-INV4	June 2022	$335,900
OBX 2022-NQM6	June 2022	$387,913

As of June 30, 2022 and December 31, 2021, a total carrying value of $7.1 billion and $4.6 billion, respectively, of bonds were held by third parties and the Company retained $998.4 million and $780.8 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but has not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third party pricing services.  The Company incurred $1.8 million and $1.2 million of costs during the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $1.8 million of costs during the six months ended June 30, 2022 and 2021, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $7.8 billion and $4.6 billion at June 30, 2022 and December 31, 2021, respectively.
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In connection with the sale of substantially all of the assets that comprise the MML Portfolio, these credit facilities which provided financing for the Company’s corporate debt were paid-off and terminated during the three months ended June 30, 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.
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
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021 are as follows:

June 30, 2022
MSR VIEs
Assets
Cash and cash equivalents	$2,446
Loans	1,548
Mortgage servicing rights	41
Interests in MSR	83,622
Other assets	6,271
Total assets	$93,928
Liabilities
Payable for unsettled trades	$2,152
Other liabilities	5,470
Total liabilities	$7,622

December 31, 2021
MSR VIEs
Assets
Cash and cash equivalents	$16,187
Loans	2,347
Mortgage servicing rights	7,254
Interests in MSR	69,316
Other assets	10,406
Total assets	$105,510
Liabilities
Payable for unsettled trades	$1,911
Other liabilities	14,582
Total liabilities	$16,493

Corporate Debt Funds
The Company managed parallel funds investing in senior secured first and second lien corporate loans (the “Fund Entities”). The Fund Entities were considered VIEs because the investors did not have substantive liquidation, kick-out or participating rights. The fees that the Company earned were not considered variable interests of the VIE. The Company was not the primary beneficiary of the Fund Entities and therefore did not consolidate the Fund Entities. The corporate loans in the Fund Entities were assets managed for third parties and were part of the MML Portfolio transferred to Ares during the three months ended June 30, 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of June 30, 2022 and December 31, 2021, the Company had outstanding participating interests in residential mortgage loans of $0.7 billion and $1.0 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction included equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also sold nearly all of the remaining CRE business assets that are not included in the transaction with Slate. Certain employees who primarily supported the CRE business joined Slate in connection with the sale. In connection with the execution of the definitive agreement to sell the CRE business, during the three months ended March 31, 2021, the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. During the six months ended June 30, 2021, the Company reported Business divestiture-related gains (losses) of ($248.0) million, in its Consolidated Statements of Comprehensive Income (Loss) which includes the aforementioned goodwill impairment as well as valuation adjustments resulting from classifying the CRE assets as held for sale and estimated transaction costs. As of June 30, 2022, the assets held for sale and the associated liabilities were transferred to Slate.

10. SALE OF MIDDLE MARKET LENDING PORTFOLIO

In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the "MML Portfolio"), to Ares Capital Management LLC (“Ares”) for $2.4 billion. The Company’s loans, having an unpaid principal balance of $1.8 billion, were transferred to Ares for cash proceeds of $1.8 billion and a realized gain of $40.1 million was recorded during the three months ended June 30, 2022. As of June 30, 2022, loans with an unpaid principal balance of $121.2 million were classified as held for sale pending receipt of required consents to assign the loans to Ares. The loans classified as held for sale are carried at lower of cost or fair value measured using a discounted cash flow methodology. This methodology is considered to be Level 3 in the fair value measurement hierarchy because the valuation requires inputs (i.e., the discount rate) that are both significant to the measurement and unobservable. The nature of the Company’s continuing involvement with the transferred loans is primarily administrative, including providing customary representations and warranties regarding the transferred loans.

11. DERIVATIVE INSTRUMENTS

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At June 30, 2022 and December 31, 2021, ($2.1) billion and ($0.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below summarizes fair value information about our derivative assets and liabilities at June 30, 2022 and December 31, 2021:

Derivatives Instruments	June 30, 2022	December 31, 2021
Assets	(dollars in thousands)
Interest rate swaps	$9,408	$—
Interest rate swaptions	333,318	105,710
TBA derivatives	60,661	52,693
Futures contracts	341,430	9,028
Purchase commitments	3,615	1,779
Credit derivatives (1)	—	1,160
Total derivative assets	$748,432	$170,370
Liabilities
Interest rate swaps	$272,055	$747,036
TBA derivatives	91,124	3,916
Futures contracts	3,020	129,134
Purchase commitments	532	870
Credit derivatives (1)	12,977	581
Total derivative liabilities	$379,708	$881,537

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $410.0 million and $400.0 million at June 30, 2022 and December 31, 2021, respectively, plus any coupon shortfalls on the underlying tranche. As of June 30, 2022 and December 31, 2021 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

The following table summarizes certain characteristics of the Company’s interest rate swaps at June 30, 2022 and December 31, 2021:

June 30, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$20,807,400	0.79%	1.62%	1.16
3 - 6 years	1,420,400	1.62%	1.80%	4.26
6 - 10 years	11,583,200	1.72%	1.71%	9.32
Greater than 10 years	1,411,000	3.88%	1.39%	19.11
Total / Weighted average	$35,222,000	1.16%	1.65%	4.69

December 31, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$32,709,300	0.25%	0.06%	1.10
3 - 6 years	2,780,000	0.21%	0.07%	3.46
6 - 10 years	9,118,000	1.43%	0.13%	9.05
Greater than 10 years	1,300,000	4.04%	0.11%	18.70
Total / Weighted average	$45,907,300	0.59%	0.08%	3.32

(1) As of June 30, 2022, 23%, 35% and 42% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2021, 18%, 53% and 29% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at June 30, 2022 and December 31, 2021.
(3) At June 30, 2022 and December 31, 2021, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s swaptions at June 30, 2022 and December 31, 2021:

June 30, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.15	13.46
Long receive	$1,000,000	1.49%	3M LIBOR	11.20	14.46

December 31, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.65	19.50
Long receive	$2,000,000	1.47%	3M LIBOR	10.95	11.38

The following table summarizes certain characteristics of the Company’s TBA derivatives at June 30, 2022 and December 31, 2021:

June 30, 2022
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$19,455,000	$19,313,442	$19,282,979	$(30,463)

December 31, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$20,133,000	$20,289,856	$20,338,633	$48,777

The following table summarizes certain characteristics of the Company’s futures derivatives at June 30, 2022 and December 31, 2021:

June 30, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(10,264,200)	1.97
U.S. Treasury futures - 5 year	—	(5,903,400)	4.40
U.S. Treasury futures - 10 year and greater	—	(19,832,600)	7.31
Total	$—	$(36,000,200)	5.31

December 31, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(7,509,200)	1.96
U.S. Treasury futures - 5 year	—	(5,644,900)	4.38
U.S. Treasury futures - 10 year and greater	—	(9,381,000)	6.84
Total	$—	$(22,535,100)	4.60

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in our Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021, respectively.

June 30, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$9,408	$(5,195)	$—	$4,213
Interest rate swaptions, at fair value	333,318	—	—	333,318
TBA derivatives, at fair value	60,661	(32,631)	—	28,030
Futures contracts, at fair value	341,430	(3,020)	—	338,410
Purchase commitments	3,615	—	—	3,615
Liabilities
Interest rate swaps, at fair value	$272,055	$(5,195)	$(13,910)	$252,950
TBA derivatives, at fair value	91,124	(32,631)	—	58,493
Futures contracts, at fair value	3,020	(3,020)	—	—
Purchase commitments	532	—	—	532
Credit derivatives	12,977	—	(12,977)	—

December 31, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$105,710	$—	$—	$105,710
TBA derivatives, at fair value	52,693	(3,876)	—	48,817
Futures contracts, at fair value	9,028	(9,028)	—	—
Purchase commitments	1,779	—	—	1,779
Credit derivatives	1,160	(516)	—	644
Liabilities
Interest rate swaps, at fair value	$747,036	$—	$(77,607)	$669,429
TBA derivatives, at fair value	3,916	(3,876)	(40)	—
Futures contracts, at fair value	129,134	(9,028)	(120,106)	—
Purchase commitments	870	—	—	870
Credit derivatives	581	(516)	(65)	—
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
June 30, 2022	$992	$(16)	$897,537
June 30, 2021	$(83,087)	$—	$(141,067)
For the six months ended
June 30, 2022	$(61,549)	$(16)	$2,220,976
June 30, 2021	$(162,834)	$—	$631,195
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(1,064,242)	$280,992	$(783,250)
Net interest rate swaptions	—	119,436	119,436
Futures	1,167,524	(380,436)	787,088
Purchase commitments	—	2,671	2,671
Credit derivatives	374	(9,189)	(8,815)
Total			$117,130

Three Months Ended June 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$10,045	$275,226	$285,271
Net interest rate swaptions	(22,787)	(232,860)	(255,647)
Futures	183,383	(577,899)	(394,516)
Purchase commitments	—	2,376	2,376
Credit derivatives	2,777	1,931	4,708
Total			$(357,808)

Six Months Ended June 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(1,820,381)	$(79,239)	$(1,899,620)
Net interest rate swaptions	(14,450)	242,058	227,608
Futures	1,720,678	458,516	2,179,194
Purchase commitments	—	2,172	2,172
Credit derivatives	1,434	(12,528)	(11,094)
Total			$498,260

Six Months Ended June 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(277,844)	$(67,002)	$(344,846)
Net interest rate swaptions	(44,997)	73,130	28,133
Futures	479,547	(60,766)	418,781
Purchase commitments	—	469	469
Credit derivatives	4,408	10,954	15,362
Total			$117,899

Certain of the Company’s derivative contracts are subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange.
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at June 30, 2022.

12. FAIR VALUE MEASUREMENTS

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

June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$55,593,336	$—	$55,593,336
Credit risk transfer securities	—	965,714	—	965,714
Non-Agency mortgage-backed securities	—	2,026,658	—	2,026,658
Commercial mortgage-backed securities	—	457,026	—	457,026
Loans
Residential mortgage loans	—	1,486,811	—	1,486,811
Residential mortgage loan warehouse facility	—	322	—	322
Mortgage servicing rights	—	—	1,421,420	1,421,420
Interests in MSR	—	—	83,622	83,622
Assets transferred or pledged to securitization vehicles	—	8,877,247	—	8,877,247
Derivative assets
Interest rate swaps	—	9,408	—	9,408
Other derivatives	341,430	397,594	—	739,024
Total assets	$341,430	$69,814,116	$1,505,042	$71,660,588
Liabilities
Debt issued by securitization vehicles	—	7,502,483	—	7,502,483
Participations issued	—	696,944	—	696,944
Derivative liabilities
Interest rate swaps	—	272,055	—	272,055
Other derivatives	3,020	104,633	—	107,653
Total liabilities	$3,020	$8,576,115	$—	$8,579,135

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$60,525,605	$—	$60,525,605
Credit risk transfer securities	—	936,228	—	936,228
Non-Agency mortgage-backed securities	—	1,663,336	—	1,663,336
Commercial mortgage-backed securities	—	530,505	—	530,505
Loans
Residential mortgage loans	—	2,272,072	—	2,272,072
Residential mortgage loan warehouse facility	—	980	—	980
Mortgage servicing rights	—	—	544,562	544,562
Interests in MSR	—	—	69,316	69,316
Assets transferred or pledged to securitization vehicles	—	6,086,308	—	6,086,308
Derivative assets
Other derivatives	9,028	161,342	—	170,370
Total assets	$9,028	$72,176,376	$613,878	$72,799,282
Liabilities
Debt issued by securitization vehicles	$—	$5,155,633	$—	$5,155,633
Participations issued	—	1,049,066	—	1,049,066
Derivative liabilities
Interest rate swaps	—	747,036	—	747,036
Other derivatives	129,134	5,367	—	134,501
Total liabilities	$129,134	$6,957,102	$—	$7,086,236

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

June 30, 2022
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	5.8% - 9.8% (8.2%)	4.8% - 8.3% (5.4%)	0.1% - 1.8% (0.8%)	$89 - $110 ($93)
Interests in MSR	8.0% - 8.0% (8.0%)	4.0% - 9.6% (6.8%)	0.4% - 4.3% (1.4%)	$82 - $87 ($84)

December 31, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.3% - 11.1% (7.0%)	7.3% - 15.9% (9.4%)	0.2% - 2.5% (1.2%)	$90 - $103 ($96)
Interests in MSR	8.4% - 8.4% (8.4%)	5.0% - 14.4% (9.1%)	0.0% - 0.2% (0.1%)	$78 - $84 ($81)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Corporate debt, held for investment	—	—	1,968,991	1,986,379
Financial liabilities
Repurchase agreements	$51,364,097	$51,364,097	$54,769,643	$54,769,643
Other secured financing	—	—	903,255	903,255

Corporate debt, held for investment and corporate debt, held for sale are valued using Level 3 inputs. The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

13. GOODWILL AND INTANGIBLE ASSETS

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At June 30, 2022 and December 31, 2021, there was no goodwill balance. During the three months ended March 31, 2021, the Company recognized an impairment on goodwill in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Company’s management internalization transaction, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company.
The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2021	$24,241
Impairment	(4,157)
Less: amortization expense	(1,889)
Balance at June 30, 2022	18,195

14. SECURED FINANCING

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
The Company had outstanding $51.4 billion and $54.8 billion of repurchase agreements with weighted average remaining maturities of 47 days and 52 days at June 30, 2022 and December 31, 2021, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.8 billion with remaining capacity of $1.3 billion at June 30, 2022.
At June 30, 2022 and December 31, 2021, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

June 30, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$14,651,402	$—	$35,360	$—	$—	$14,686,762	1.61%
2 to 29 days	25,217,859	2,406	297,845	—	9,069	25,527,179	1.58%
30 to 59 days	1,059,120	—	531,852	—	—	1,590,972	1.33%
60 to 89 days	936,214	244,947	533,106	—	51,304	1,765,571	1.55%
90 to 119 days	772,314	349,867	648,369	—	—	1,770,550	1.43%
Over 119 days (1)	4,657,042	126,354	346,242	533,435	359,990	6,023,063	1.84%
Total	$47,293,951	$723,574	$2,392,774	$533,435	$420,363	$51,364,097	1.60%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	26,435,408	133,525	246,707	—	197,834	27,013,474	0.14%
30 to 59 days	9,743,872	38,854	270,377	159,350	—	10,212,453	0.19%
60 to 89 days	6,021,850	4,071	351,426	—	—	6,377,347	0.17%
90 to 119 days	4,812,345	—	12,573	—	—	4,824,918	0.15%
Over 119 days (1)	5,711,448	—	96,283	345,651	188,069	6,341,451	0.27%
Total	$52,724,923	$176,450	$977,366	$505,001	$385,903	$54,769,643	0.17%

(1) No repurchase agreements had a remaining maturity over 1 year at June 30, 2022 and December 31, 2021.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2022 and December 31, 2021. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2022		December 31, 2021
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$51,364,097	$—	$54,769,643
Amounts offset	—	—	—	—
Netted amounts	$—	$51,364,097	$—	$54,769,643

Other Secured Financing - Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $54.8 billion and $166.3 million, respectively, at June 30, 2022 and $59.2 billion and $160.8 million, respectively, at December 31, 2021.

15. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2022 and December 31, 2021.

	Shares authorized		Shares issued and outstanding
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	Par Value
Common stock	2,936,500,000	2,936,500,000	1,609,215,497	1,459,736,258	$0.01
In December 2020, the Company announced that its board of directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
During the three and six months ended June 30, 2022, the Company closed the public offering of an original issuance of 100.0 million shares of common stock for proceeds of $645.0 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 15.0 million shares of common stock, which the underwriters exercised in full resulting in an additional $96.8 million in proceeds before deducting offering expenses.
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
During the three and six months ended June 30, 2022, the Company issued 33.0 million shares for proceeds of $214.9 million, net of commissions and fees, and 33.8 million shares for proceeds of $221.1 million, net of commissions and fees, respectively, under the at-the-market sales program. During the three and six months ended June 30, 2021, the Company issued 45.5 million shares for proceeds of $420.4 million, net of commissions and fees, under the at-the-market sales program.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2022 and December 31, 2021. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$355,467	$318,534	$677,664	$626,880
Distributions declared per common share	$0.22	$0.22	$0.44	$0.44
Distributions paid to common stockholders after period end	$354,027	$317,714	$354,027	$317,714
Distributions paid per common share after period end	$0.22	$0.22	$0.22	$0.22
Date of distributions paid to common stockholders after period end	July 29, 2022	July 30, 2021	July 29, 2022	July 30, 2021
Dividends declared to series F preferred stockholders	$12,510	$12,510	$25,020	$25,020
Dividends declared per share of series F preferred stock	$0.434	$0.434	$0.869	$0.869
Dividends declared to series G preferred stockholders	$6,906	$6,906	$13,812	$13,812
Dividends declared per share of series G preferred stock	$0.406	$0.406	$0.813	$0.813
Dividends declared to series I preferred stockholders	$7,467	$7,467	$14,934	$14,934
Dividends declared per share of series I preferred stock	$0.422	$0.422	$0.844	$0.844

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	(dollars in thousands)
Agency securities	$497,135	$255,801	$1,020,086	$883,455
Residential credit securities	30,037	19,477	52,159	36,457
Residential mortgage loans (1)	91,648	38,963	165,136	76,072
Commercial investment portfolio (1) (2)	26,575	69,663	63,858	151,264
Reverse repurchase agreements	220	2	226	36
Total interest income	$645,615	$383,906	$1,301,465	$1,147,284
Interest expense
Repurchase agreements	105,608	29,140	132,487	71,725
Debt issued by securitization vehicles	50,303	23,216	84,928	49,492
Participations issued	9,379	1,739	15,231	2,336
Other	5,185	6,952	12,751	13,467
Total interest expense	170,475	61,047	245,397	137,020
Net interest income	$475,140	$322,859	$1,056,068	$1,010,264

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

17. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2022 and June 30, 2021.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands, except per share data)
Net income (loss)	$863,317	$(294,848)	$2,887,211	$1,456,286
Net income (loss) attributable to noncontrolling interests	(3,379)	794	(1,740)	1,115
Net income (loss) attributable to Annaly	866,696	(295,642)	2,888,951	1,455,171
Dividends on preferred stock	26,883	26,883	53,766	53,766
Net income (loss) available (related) to common stockholders	$839,813	$(322,525)	$2,835,185	$1,401,405
Weighted average shares of common stock outstanding-basic	1,522,436,766	1,410,239,138	1,492,068,912	1,404,755,496
Add: Effect of stock awards, if dilutive	1,158,234	—	1,185,978	1,008,776
Weighted average shares of common stock outstanding-diluted	1,523,595,000	1,410,239,138	1,493,254,890	1,405,764,272
Net income (loss) per share available (related) to common share
Basic	$0.55	$(0.23)	$1.90	$1.00
Diluted	$0.55	$(0.23)	$1.90	$1.00
The computations of diluted net income (loss) per share available (related) to common share for the three and six months ended June 30, 2022 excludes 3.2 million and 2.6 million, respectively, and the three months ended June 30, 2021 excludes 3.2 million of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

18. INCOME TAXES

For the three months ended June 30, 2022 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2022 and December 31, 2021.
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
During the three and six months ended June 30, 2022, the Company recorded $23.4 million and $50.0 million, respectively, of income tax expense attributable to its TRSs. During the three and six months ended June 30, 2021, the Company recorded $5.1 million and $4.8 million, respectively, of income tax expense attributable to its TRSs. The Company’s federal, state and local tax returns from 2018 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
engaging, onboarding and monitoring the performance of third-party vendors. These procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of a corporate office lease with a remaining lease term of approximately three years. The corporate office lease includes an option to extend for up to five years, however the extension term was not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2022 and 2021 was $0.8 million and $1.6 million, and $0.7 million and $1.6 million, respectively.
Supplemental information related to leases as of and for the six months ended June 30, 2022 was as follows:

Operating Leases	Classification	June 30, 2022
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$9,221
Liabilities
Operating lease liabilities (1)	Other liabilities	$11,969
Lease term and discount rate
Weighted average remaining lease term		3.2 years
Weighted average discount rate (1)		2.9%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,931
(1) As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2022 (remaining)	$1,931
2023	3,862
2024	3,862
2025	2,896
Total lease payments	$12,551
Less imputed interest	582
Present value of lease liabilities	$11,969

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2022 and December 31, 2021.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At June 30, 2022, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at June 30, 2022 was $502.5 million with excess net capital of $502.2 million.

22. SUBSEQUENT EVENTS

In July 2022, the Company closed a $500 million credit facility for Annaly’s MSR platform, which includes a $250 million committed credit facility and a $250 million incremental facility provision.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Certain statements contained in this quarterly report, and certain statements contained in our future filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), in our press releases or in our other public or stockholder communications contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “should,” “estimate,” “project,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions (and our outlook for our business in light of these conditions, which is uncertain); changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of our assets; changes in business conditions and the general economy; operational risks or risk management failures by us or critical third parties, including cybersecurity incidents; our ability to grow our residential credit business; credit risks related to our investments in credit risk transfer securities, residential mortgage-backed securities, and related residential mortgage credit assets; risks related to investments in mortgage servicing rights (“MSR”); our ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting our business; our ability to maintain our qualification as a REIT for U.S. federal income tax purposes; and our ability to maintain our exemption from registration under the Investment Company Act. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent annual report on Form 10-K and Item 1A “Risk Factors” in this quarterly report on Form 10-Q. We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	39
Business Environment	39
Economic Environment	39
London Interbank Offered Rate (“LIBOR”) Transition	40
Results of Operations	41
Net Income (Loss) Summary	42
Non-GAAP Financial Measures	44
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	44
Premium Amortization Expense	46
Economic Leverage and Economic Capital Ratios	46
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	48
Experienced and Projected Long-term CPR	48
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	49
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	50
Other Income (Loss)	51
General and Administrative Expenses	53
Return on Average Equity	53
Unrealized Gains and Losses - Available-for-Sale Investments	54
Financial Condition	54
Residential Securities	55
Contractual Obligations	57
Off-Balance Sheet Arrangements	58
Capital Management	58
Stockholders’ Equity	58
Capital Stock	58
Leverage and Capital	59
Risk Management	59
Risk Appetite	59
Governance	60
Description of Risks	60
Capital, Liquidity and Funding Risk Management	61
Funding	61
Excess Liquidity	62
Maturity Profile	63
Stress Testing	65
Liquidity Management Policies	65
Investment/Market Risk Management	65
Credit Risk Management	66
Counterparty Risk Management	67
Operational Risk Management	67
Compliance, Regulatory and Legal Risk Management	68
Critical Accounting Estimates	68
Valuation of Financial Instruments	69
Residential Securities	69
Residential Mortgage Loans	69
MSR	69
Interest Rate Swaps	70
Revenue Recognition	70
Consolidation of Variable Interest Entities	70
Use of Estimates	70
Glossary of Terms	71

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

Business Environment
The first half of 2022 has been an exceptionally challenging investment environment, with fixed income returns marking the most negative half-year return in more than 40 years. The poor performance was driven by significantly elevated inflation, geopolitical uncertainty, and the fastest monetary policy tightening in recent memory. Economic activity remained relatively strong in recent months as consumers benefited from rising wages in a strong labor market and continued to have excess savings accumulated over the past two years. In light of these developments, it has become increasingly clear that economic activity is too strong for inflation to decline more meaningfully in the near term. As a result, the Federal Reserve has increased the Federal Funds Target Rate (“Fed Funds Rate”) by 125 basis points (“bps”) in the second quarter, announced runoff of its balance sheet, and signaled an additional 175 bps of increases to the Fed Funds Rate during the second half of the year. The realized and forecasted rate hikes appear to have begun slowing economic activity, which can be best seen by the decline in activity in interest rate sensitive sectors such as housing.
Although home prices have continued to rise sharply in 2022 thus far, activity has slowed recently as higher mortgage rates and record home price levels have weighed on both consumer and builder sentiment. Monthly mortgage payments are an estimated 50% higher in June 2022 compared to a year earlier. This is curbing consumers’ ability to purchase homes and, in turn, reducing demand for mortgages. We expect that the housing activity slowdown will lead to waning home price appreciation in the coming months. However, a systematic shortage of single-family homes relative to longer term demand, low leverage as measured by outstanding mortgage debt-to-equity, historically tight underwriting standards, and the majority of mortgage borrowers locked in a low, fixed rate mortgage suggest that a moderation in home price growth is more likely than pronounced declines. Slower home price appreciation will be supportive to our Agency business, as less mortgage supply will need to be absorbed by investors. While our MSR and Residential Credit businesses have benefited from strong home price appreciation in the past, we maintain a constructive outlook given the underlying composition of our portfolios and continued support from the long-term supply/ demand imbalance in the housing market.
In light of the challenging economic environment, Annaly produced a negative 9.6 percent economic return as the portfolio generated earnings available for distribution of $0.30 per share. Economic leverage increased slightly to end the quarter at 6.6x. Beyond the challenging portfolio performance, we achieved several strategic milestones during the quarter, including the completion of the accretive sale of our Middle Market Lending portfolio, which enabled us to monetize a less liquid, non-core business and culminate our natural evolution toward becoming a dedicated housing finance REIT.
Annaly’s Residential Credit and Mortgage Servicing Rights businesses have gained market share and built on their strategic capabilities in 2022 while maintaining an intentional focus on credit and risk management. Within Residential Credit, Onslow Bay, Annaly’s wholly owned subsidiary, remains a programmatic securitization issuer. The platform was the largest non-bank issuer of prime-jumbo and expanded credit MBS in the first half of 2022. Issuance has benefited from momentum in Onslow Bay’s residential whole loan correspondent channel, which generated substantial year-to-date activity. Our 2022 Non-QM loan lock commitments are nearly 50 percent ahead of total 2021 volume as of the end of the second quarter. The MSR business has grown substantially in a short period of time with Onslow Bay establishing itself as the fourth largest purchaser of MSR year-to-date and a top-20 servicer of Agency MBS.

Economic Environment
The pace of economic growth continued to slow with U.S. gross domestic product (“GDP”) declined 0.9 percent on a seasonally adjusted annualized rate in the second quarter. Growth moderated as higher goods and services prices contributed to somewhat reduced consumer confidence and spending. This, combined with tighter financial conditions and reduced government spending, slowed economic activity.
According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose by an average 375 thousand workers during the second quarter. This was below the 539 thousand workers added during the first quarter 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Overall, employment gains remain strong, but the unemployment rate remained unchanged during the quarter at the historically low level of 3.6%. Meanwhile, U.S. job openings remain near all-time record levels. Wage growth, as measured by the year-over-year change in private sector average hourly earnings, slowed somewhat during the quarter, reading 5.1% in June compared to 5.6% in March 2022.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remained meaningfully above the Fed’s 2% inflation target. The headline PCE measure increased by 6.8% year-over-year in June 2022. Meanwhile, the more stable core PCE measure, which excludes volatile food and energy prices, registered a 4.8% year-over-year increase. Prices remain meaningfully elevated, which is driven by continued strong demand for goods and services. The Russian invasion of Ukraine and related Western economic sanctions have also led to a sharp increase in food and commodity prices. Inflation pressures remain a major challenge for the United States and the broader global economy as price pressures have failed to ease thus far. While forecasts continue to see a slowdown in coming months, the degree of the slowdown remains very uncertain.
The Federal Open Market Committee (“FOMC”) conducts monetary policy with a dual mandate: to ensure full employment and stable prices. Given continued strong labor markets and significantly elevated inflation, the FOMC is aggressively tightening monetary policy to ensure it meets its mandate. As such, the FOMC raised the Federal Funds Target Rate by 125 bps to the 1.50% - 1.75% range during the second quarter. It also signaled that additional rate increases of potentially similar magnitudes will be necessary in the coming months. Regarding its balance sheet, the FOMC set forth a policy to let assets mature at an aggregate pace of up to $95 billion per month across U.S. Treasuries and Agency MBS following a brief ramp-up period.
During the second quarter of 2022, the 10-year U.S. Treasury rate continued to rise from 2.34% on March 31, 2022 to 3.01% on June 30, 2022. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened further over the course of the quarter to 137 bps on June 30, 2022. This widening occurred as a result of the shift in monetary policy, elevated financial market volatility, and reduced investor demand for Agency MBS weighing on the sector.
The following table below presents interest rates and spreads at each date presented:

	June 30, 2022	December 31, 2021	June 30, 2021
30-Year mortgage current coupon	4.38%	2.07%	1.83%
Mortgage basis	137 bps	56 bps	36 bps
10-Year U.S. Treasury rate	3.01%	1.51%	1.47%
LIBOR
1-Month	1.79%	0.10%	0.10%
6-Month	2.94%	0.34%	0.16%
OIS SOFR Swaps
1-Month	1.68%	0.05%	0.05%
6-Month	2.59%	0.19%	0.05%

London Interbank Offered Rate (“LIBOR”) Transition
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
In 2018, the firm established a cross-functional LIBOR Transition Committee to define a plan facilitating an orderly conversion to alternative reference rates. The plan included steps to evaluate exposure; review contracts; assess impact to our business; process and technology and outline a communication strategy with shareholders; regulators and other stakeholders. As LIBOR cessation enters its final stages, we continue to remain on track with our transition plan, which requires different solutions depending on the underlying asset or liability. The U.S. federal government enacted a legislative solution for certain LIBOR contracts, which in some cases inserts fallback language into the contract or provides a determining party with a safe harbor from litigation. Under the legislation, the Board of Governors of the Federal Reserve (the “Federal Reserve”) is required to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
promulgate rules designating a SOFR-based rate and incorporating the statutory spread adjustments for each LIBOR tenor (which match the ARRC/ISDA spread adjustments, including the 1-year transition period for consumer loans) as the replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as the ISDA protocol, (ii) CME Term SOFR for all other covered non-GSE cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts, but the proposed rules remain subject to public comment. We are evaluating the potential impact of the proposed rules on assets and liabilities covered by the legislation and considering all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. Some of these options fall within the safe harbor of the federal legislation. As of June 30, 2022, we had $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date.

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
Beginning with the quarter ended March 31, 2022, in light of the continued growth of our mortgage servicing rights portfolio, we enhanced our financial disclosures by separately reporting servicing income and servicing expense in our Consolidated Statements of Comprehensive Income (Loss). Servicing income and servicing expense were previously included within Other income (loss). As a result of this change, prior periods have been adjusted to conform to the current presentation.
In addition, beginning with the quarter ended March 31, 2022, we consolidated certain line items in our Consolidated Statements of Comprehensive Income (Loss) in an effort to streamline and simplify its financial presentation. Amounts previously reported under Net interest component of interest rate swaps, Realized gains (losses) on termination or maturity of interest rate swaps, Unrealized gains (losses) on interest rate swaps and Net gains (losses) on other derivatives are combined into a single line item titled Net gains (losses) on derivatives. Similarly, amounts previously reported under Net gains (losses) on disposal of investments and other and Net unrealized gains (losses) on instruments measured at fair value through earnings are combined into a single line item titled Net gains (losses) on investments and other. As a result of these changes, prior periods have been adjusted to conform to the current presentation.
Earnings Available for Distribution (“EAD”), which is a non-GAAP financial measure intended to supplement our financial results computed in accordance with GAAP, is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items) and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment (“PAA”) representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities.
Earnings Available for Distribution should not be considered a substitute for, or superior to, GAAP net income. Please refer to the “Non-GAAP Financial Measures” section for a detailed discussion of Earnings Available for Distribution.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2022 and 2021.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Interest income	$645,615	$383,906	$1,301,465	$1,147,284
Interest expense	170,475	61,047	245,397	137,020
Net interest income	475,140	322,859	1,056,068	1,010,264
Servicing and related income	55,685	10,519	90,400	19,748
Servicing and related expense	5,949	2,603	9,706	4,900
Net servicing income	49,736	7,916	80,694	14,848
Other income (loss)	397,899	(566,963)	1,882,219	537,418
Less: Total general and administrative expenses	36,038	53,526	81,802	101,431
Income (loss) before income taxes	886,737	(289,714)	2,937,179	1,461,099
Income taxes	23,420	5,134	49,968	4,813
Net income (loss)	863,317	(294,848)	2,887,211	1,456,286
Less: Net income (loss) attributable to noncontrolling interests	(3,379)	794	(1,740)	1,115
Net income (loss) attributable to Annaly	866,696	(295,642)	2,888,951	1,455,171
Less: Dividends on preferred stock	26,883	26,883	53,766	53,766
Net income (loss) available (related) to common stockholders	$839,813	$(322,525)	$2,835,185	$1,401,405
Net income (loss) per share available (related) to common stockholders
Basic	$0.55	$(0.23)	$1.90	$1.00
Diluted	$0.55	$(0.23)	$1.90	$1.00
Weighted average number of common shares outstanding
Basic	1,522,436,766	1,410,239,138	1,492,068,912	1,404,755,496
Diluted	1,523,595,000	1,410,239,138	1,493,254,890	1,405,764,272
Other information
Investment portfolio at period-end	$71,009,570	$80,222,151	$71,009,570	$80,222,151
Average total assets	$74,911,192	$83,872,947	$75,528,816	$85,400,332
Average equity	$11,284,335	$13,853,386	$11,921,332	$13,909,522
GAAP leverage at period-end (1)	5.4:1	4.7:1	5.4:1	4.7:1
GAAP capital ratio at period-end (2)	15.1%	16.6%	15.1%	16.6%
Annualized return on average total assets	4.61%	(1.41%)	7.65%	3.41%
Annualized return on average equity	30.60%	(8.51%)	48.44%	20.94%
Net interest margin (3)	2.64%	1.66%	2.92%	2.54%
Average yield on interest earning assets (4)	3.58%	1.97%	3.60%	2.89%
Average GAAP cost of interest bearing liabilities (5)	1.12%	0.35%	0.80%	0.39%
Net interest spread	2.46%	1.62%	2.80%	2.50%
Weighted average experienced CPR for the period	14.9%	26.4%	15.8%	25.2%
Weighted average projected long-term CPR at period-end	7.7%	12.9%	7.7%	12.9%
Common stock book value per share	$5.90	$8.37	$5.90	$8.37
Non-GAAP metrics *
Interest income (excluding PAA)	$518,094	$537,513	$994,428	$1,086,321
Economic interest expense (5)	$169,483	$144,134	$306,946	$299,854
Economic net interest income (excluding PAA)	$348,611	$393,379	$687,482	$786,467
Premium amortization adjustment cost (benefit)	$(127,521)	$153,607	$(307,037)	$(60,963)
Earnings available for distribution (6)	$490,802	$451,358	$921,433	$890,877
Earnings available for distribution per average common share	$0.30	$0.30	$0.58	$0.59
Annualized EAD return on average equity (excluding PAA)	17.49%	13.05%	15.52%	12.82%
Economic leverage at period-end (1)	6.6:1	5.8:1	6.6:1	5.8:1
Economic capital ratio at period-end (2)	13.0%	14.3%	13.0%	14.3%
Net interest margin (excluding PAA) (3)	2.20%	2.09%	2.12%	2.00%
Average yield on interest earning assets (excluding PAA) (4)	2.87%	2.76%	2.75%	2.73%
Average economic cost of interest bearing liabilities (5)	1.11%	0.83%	1.00%	0.85%
Net interest spread (excluding PAA)	1.76%	1.93%	1.75%	1.88%

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

GAAP
Net income (loss) was $863.3 million, which includes ($3.4) million attributable to noncontrolling interests, or $0.55 per average basic common share, for the three months ended June 30, 2022 compared to ($294.8) million, which includes $0.8 million attributable to noncontrolling interests, or ($0.23) per average basic common share, for the same period in 2021. We attribute the majority of the change in net income (loss) to favorable changes net gains (losses) on derivatives and net interest income, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains (losses) on derivatives was $1.0 billion for the three months ended June 30, 2022 compared to ($0.6) billion for the same period in 2021. Net interest income for the three months ended June 30, 2022 was $475.1 million compared to $322.9 million for the same period in 2021. Net gains (losses) on investments and other was ($615.2) million for the three months ended June 30, 2022 compared to $20.2 million for the same period in 2021. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Net income (loss) was $2.9 billion, which includes ($1.7) million attributable to noncontrolling interests, or $1.90 per average basic common share, for the six months ended June 30, 2022 compared to $1.5 billion which includes $1.1 million attributable to noncontrolling interests, or $1.00 per average basic common share, for the same period in 2021. We attribute the majority of the change in net income (loss) to higher net gains on derivatives and lower business divestiture-related losses, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains on derivatives was for the six months ended June 30, 2022 was $2.7 billion compared to $587.4 million for the same period in 2021. Business divestiture-related (losses) was ($24.3) million for the six months ended June 30, 2022 compared to ($248.0) million for the same period in 2021. Net gains (losses) on investments and other was ($775.0) million for the six months ended June 30, 2022 compared to $58.6 million for the same period in 2021. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Earnings available for distribution were $490.8 million, or $0.30 per average common share, for the three months ended June 30, 2022, compared to $451.4 million, or $0.30 per average common share, for the same period in 2021. The change in earnings available for distribution during the three months ended June 30, 2022 compared to the same period in 2021 was primarily due to lower amortization expense, excluding PAA, resulting from lower prepayment speed projections, a favorable change in the net interest component of interest rate swaps, higher TBA dollar roll income and higher net servicing income, partially offset by higher interest expense from an increase in borrowing rates.
Earnings available for distribution were $921.4 million, or $0.58 per average common share, for the six months ended June 30, 2022, compared to $890.9 million, or $0.59 per average common share, for the same period in 2021. The change in earnings available for distribution during the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to lower amortization expense, excluding PAA, resulting from lower prepayment speed projections, a favorable change in the net interest component of interest rate swaps, higher TBA dollar roll income and higher net servicing income, partially offset by higher interest expense from an increase in borrowing rates.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
GAAP net income (loss)	$863,317	$(294,848)	$2,887,211	$1,456,286
Net income (loss) attributable to noncontrolling interests	(3,379)	794	(1,740)	1,115
Net income (loss) attributable to Annaly	866,696	(295,642)	2,888,951	1,455,171
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other	615,216	(20,207)	775,020	(58,612)
Net (gains) losses on derivatives (1)	(1,014,651)	498,875	(2,719,220)	(750,255)
Loan loss provision (reversal) (2)	(29,380)	1,078	(28,568)	(143,792)
Business divestiture-related (gains) losses	23,955	(1,527)	24,309	248,036
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (3)	1,302	5,635	2,432	12,959
Non-EAD (income) loss allocated to equity method investments (4)	(3,270)	3,141	(13,190)	(6,539)
Transaction expenses and non-recurring items (5)	1,751	1,150	5,101	1,845
Income tax effect of non-EAD income (loss) items	28,841	7,147	55,932	11,481
TBA dollar roll income and CMBX coupon income (6)	161,673	111,592	291,165	210,525
MSR amortization (7)	(33,810)	(13,491)	(53,462)	(28,979)
Plus:
Premium amortization adjustment cost (benefit)	(127,521)	153,607	(307,037)	(60,963)
Earnings available for distribution *	490,802	451,358	921,433	890,877
Dividends on preferred stock	26,883	26,883	53,766	53,766
Earnings available for distribution attributable to common stockholders *	$463,919	$424,475	$867,667	$837,111
GAAP net income (loss) per average common share	$0.55	$(0.23)	$1.90	$1.00
Earnings available for distribution per average common share *	$0.30	$0.30	$0.58	$0.59
Annualized GAAP return (loss) on average equity	30.60%	(8.51%)	48.44%	20.94%
Annualized EAD return on average equity *	17.49%	13.05%	15.52%	12.82%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $1.0 million and ($83.1) million for the three months ended June 30, 2022 and June 30, 2021, respectively and ($61.5) million and ($162.8) million for the six months ended June 30, 2022 and June 30, 2021, respectively.
(2) Includes ($2.5) million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and ($2.3) million and ($4.7) million for the six months ended June 30, 2022 and 2021, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(3) Includes depreciation and amortization expense related to equity method investments.
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) The three and six months ended June 30, 2022 and 2021 includes costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $1.1 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively and $2.1 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Premium amortization expense	$(4,869)	$320,108	$(30,222)	$308,217
Less: PAA cost (benefit)	(127,521)	153,607	(307,037)	(60,963)
Premium amortization expense (excluding PAA)	$122,652	$166,501	$276,815	$369,180

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	June 30, 2022	June 30, 2021
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$51,364,097	$60,221,067
Other secured financing	—	909,655
Debt issued by securitization vehicles	7,502,483	3,315,087
Participations issued	696,944	315,810
Debt included in liabilities of disposal group held for sale	—	2,306,633
Total GAAP debt	$59,563,524	$67,068,252
Less Non-Recourse Debt:
Credit facilities (1)	—	(909,655)
Debt issued by securitization vehicles	(7,502,483)	(3,315,087)
Participations issued	(696,944)	(315,810)
Non-recourse debt included in liabilities of disposal group held for sale	—	(2,035,982)
Total recourse debt	$51,364,097	$60,491,718
Plus / (Less):
Cost basis of TBA and CMBX derivatives	19,723,326	18,107,549
Payable for unsettled trades	1,995,960	154,405
Receivable for unsettled trades	(434,227)	(14,336)
Economic debt *	$72,649,156	$78,739,336
Total equity	$11,089,900	$13,639,176
Economic leverage ratio *	6.6:1	5.8:1

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
(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	June 30, 2022	June 30, 2021
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$73,637,249	$82,376,305
Less:
Gross unrealized gains on TBA derivatives (1)	(60,661)	(31,943)
Debt issued by securitization vehicles (2)	(7,502,483)	(4,925,196)
Plus:
Implied market value of TBA derivatives	19,282,979	17,691,150
Total economic assets *	$85,357,084	$95,110,316
Total equity	$11,089,900	$13,639,176
Economic capital ratio * (3)	13.0%	14.3%

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three and six months ended June 30, 2022.
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2022	$645,615	$(127,521)	$518,094
June 30, 2021	$383,906	$153,607	$537,513
For the six months ended
June 30, 2022	$1,301,465	$(307,037)	$994,428
June 30, 2021	$1,147,284	$(60,963)	$1,086,321
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2022	$170,475	$(992)	$169,483	$475,140	$(992)	$476,132	$(127,521)	$348,611
June 30, 2021	$61,047	$83,087	$144,134	$322,859	$83,087	$239,772	$153,607	$393,379
For the six months ended
June 30, 2022	$245,397	$61,549	$306,946	$1,056,068	$61,549	$994,519	$(307,037)	$687,482
June 30, 2021	$137,020	$162,834	$299,854	$1,010,264	$162,834	$847,430	$(60,963)	$786,467
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2022	14.9%	7.7%
June 30, 2021	26.4%	12.9%
For the six months ended
June 30, 2022	15.8%	7.7%
June 30, 2021	25.2%	12.9%
(1) For the three and six months ended June 30, 2022 and 2021, respectively. (2) At June 30, 2022 and 2021, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2022	$72,123,055	$518,094	2.87%	$60,446,528	$169,483	1.11%	348,611	1.76%
June 30, 2021	$77,916,766	$537,513	2.76%	$68,469,413	144,134	0.83%	393,379	1.93%
For the six months ended
June 30, 2022	$72,356,966	$994,428	2.75%	$61,155,910	$306,946	1.00%	687,482	1.75%
June 30, 2021	$79,519,053	$1,086,321	2.73%	$70,235,722	$299,854	0.85%	786,467	1.88%
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2022	$518,094	161,673	(169,483)	$510,284	$72,123,055	20,566,553	$92,689,608	2.20%
June 30, 2021	$537,513	111,592	(144,134)	$504,971	$77,916,766	18,761,062	$96,677,828	2.09%
For the six months ended
June 30, 2022	$994,428	291,165	(306,946)	$978,647	$72,356,966	19,898,046	$92,255,012	2.12%
June 30, 2021	$1,086,321	210,525	(299,854)	$996,992	$79,519,053	20,313,516	$99,832,569	2.00%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $1.1 million and $1.4 million for the three months ended June 30, 2022 and 2021, respectively and $2.1 million and $2.9 million for the six months ended June 30, 2022 and 2021, respectively.

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

Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
June 30, 2022	$60,446,528	$59,563,524	$169,483	1.11%	1.02%	2.11%	(1.09%)	0.09%	(1.00%)
June 30, 2021	$68,469,413	$66,642,378	$144,134	0.83%	0.10%	0.19%	(0.09%)	0.73%	0.64%
For the six months ended
June 30, 2022	$61,155,910	$59,563,524	$306,946	1.00%	0.61%	1.44%	(0.83%)	0.39%	(0.44%)
June 30, 2021	$70,235,722	$66,642,378	$299,854	0.85%	0.11%	0.20%	(0.09%)	0.74%	0.65%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $25.3 million for the three months ended June 30, 2022 compared to the same period in 2021, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, partially offset by lower average interest bearing liabilities and the change in the net interest component of interest rate swaps, which was $1.0 million for the three months ended June 30, 2022 compared to ($83.1) million for the same period in 2021.
Economic interest expense increased by $7.1 million for the six months ended June 30, 2022 compared to the same period in 2021, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, partially offset by lower average interest bearing liabilities and the change in the net interest component of interest rate swaps, which was ($61.5) million for the six months ended June 30, 2022 compared to ($162.8) million for the same period in 2021.
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
At June 30, 2022 and December 31, 2021, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
Other income (loss) is comprised of net gains (losses) on investments and other, net gains (losses) on derivatives, loan loss (provision) reversal, business divestiture-related gains (losses) and other, net. These components of realized and unrealized gains (losses) for the three and six months ended June 30, 2022 and 2021 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net gains (losses) on investments and other	$(615,216)	$20,207	$(775,020)	$58,612
Net gains (losses) on derivatives	1,015,643	(581,962)	2,657,671	587,421
Loan loss (provision) reversal	26,913	(494)	26,305	139,126
Business divestiture-related gains (losses)	(23,955)	1,527	(24,309)	(248,036)
Other, net	(5,486)	(6,241)	(2,428)	295
Total	$397,899	$(566,963)	$1,882,219	$537,418

For the Three Months Ended June 30, 2022 and 2021

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($646.2) million for the three months ended June 30, 2022 compared to $16.2 million for the same period in 2021. For the three months ended June 30, 2022, we disposed of Residential Securities with a carrying value of $6.6 billion for an aggregate net loss of ($657.3) million. For the same period in 2021, we disposed of Residential Securities with a carrying value of $3.3 billion for an aggregate net gain of $34.8 million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $31.0 million for the three months ended June 30, 2022 compared to $4.0 million for the same period in 2021, primarily due to favorable changes in unrealized gains (losses) on residential securitized debt of consolidated VIEs of $386.8 million, MSR, including interests in MSR, of $73.9 million and Agency interest-only securities of $28.3 million, partially offset by unfavorable changes on securitized residential whole loans of consolidated VIEs of ($340.7) million, non-Agency MBS of ($65.9) million and credit risk transfer securities of ($52.4) million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended June 30, 2022 was $898.5 million compared to ($224.2) million for the same period in 2021, primarily attributable to a favorable change in unrealized gains (losses) on interest rate swaps. Unrealized gains (losses) on interest rate swaps was $897.5 million for the three months ended June 30, 2022, reflecting a rise in forward interest rates during the period, compared to ($141.1) million for the same period in 2021, reflecting a decline in forward interest rates during the period.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net gains (losses) on other derivatives was $117.1 million for the three months ended June 30, 2022 compared to ($357.8) million for the same period in 2021. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $787.1 million for the three months ended June 30, 2022 compared to ($394.5) million for the same period in 2021, and interest rate swaptions, which was $119.4 million for the three months ended June 30, 2022 compared to ($255.6) million for the same period in 2021, partially offset by an unfavorable change in net gains (losses) on TBA derivatives, which was ($783.3) million for the three months ended June 30, 2022 compared to $285.3 million for the same period in 2021.

Loan Loss (Provision) Reversal
For the three months ended June 30, 2022 and 2021, net loan loss (provision) reversal were $26.9 million and ($0.5) million on corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to the loan loss (provisions) reversals.

Business Divestiture-Related Gains (Losses)
For the three months ended June 30, 2022, the majority of business divestiture-related gains (losses) was associated with the sale of our corporate loan interests, in connection with the announcement of the sale of our MML Portfolio. Refer to the “Sale of Middle Market Lending Portfolio” Note and the “Loans” Note located within Item 1 for additional information related to the transaction. For the three months ended June 30, 2021, business divestiture-related gains (losses) was associated with the sale of our commercial real estate business. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the transaction.

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

For the Six Months Ended June 30, 2022 and 2021

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($790.4) million for the six months ended June 30, 2022 compared to ($49.6) million for the same period in 2021. For the six months ended June 30, 2022, we disposed of Residential Securities with a carrying value of $9.4 billion for an aggregate net loss of ($801.8) million. For the same period in 2021, we disposed of Residential Securities with a carrying value of $6.2 billion for an aggregate net loss of ($25.9) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $15.4 million for the six months ended June 30, 2022 compared to $108.2 million for the same period in 2021, primarily due to unfavorable changes in unrealized gains (losses) on securitized residential whole loans of consolidated VIEs of ($717.2) million, securitized commercial loans of ($129.8) million and non-Agency MBS of ($125.9) million, partially offset by favorable changes on residential securitized debt of consolidated VIEs of $672.0 million and MSR, including Interests in MSR, of $225.4 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the six months ended June 30, 2022 was $2.2 billion compared to $468.4 million for the same period in 2021, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps. Unrealized gains (losses) on interest rate swaps was $2.2 billion for the six months ended June 30, 2022 compared to $631.2 million for the same period in 2021, reflecting a sharper rise in forward interest rates during the current period.
Net gains (losses) on other derivatives was $498.3 million for the six months ended June 30, 2022 compared to $119.1 million for the same period in 2021. The change in net gains (losses) on other derivatives was primarily due to the favorable changes in net gains (losses) on futures derivatives, which was $2.2 billion for the six months ended June 30, 2022 compared to $418.8 million for the same period in 2021, and interest rate swaptions, which was $227.6 million for the six months ended

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
June 30, 2022 compared to $28.1 million for the same period in 2021, partially offset by an unfavorable change in TBA derivatives, which was ($1.9) billion for the six months ended June 30, 2022 compared to ($344.8) million for the same period in 2021.

Loan Loss (Provision) Reversal
For the six months ended June 30, 2022 and 2021, net loan loss reversals of $26.3 million on corporate loans and $139.1 million on commercial mortgage and corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

Business Divestiture-Related Gains (Losses)
For the six months ended June 30, 2022, the majority of business divestiture-related gains (losses) was associated with the sale of our corporate loan interests. Refer to the “Sale of Middle Market Lending Portfolio” Note and located within Item 1 for additional information related to the transaction. For the six months ended June 30, 2021, business divestiture-related gains (losses) was associated with the sale of our commercial real estate business. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the transaction.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
June 30, 2022	$36,038	0.19%	1.28%
June 30, 2021	$53,526	0.26%	1.55%
For the six months ended
June 30, 2022	$81,802	0.22%	1.37%
June 30, 2021	$101,431	0.24%	1.46%

G&A expenses were $36.0 million for the three months ended June 30, 2022, a decrease of $17.5 million compared to the same period in 2021. G&A expenses were $81.8 million for the six months ended June 30, 2022, a decrease of $19.6 million compared to the same period in 2021. The change in each period was primarily due to lower expenses on our commercial portfolio during the three and six months ended June 30, 2022 as a result of the sale of the commercial real estate business, which was announced in the first quarter of 2021, compared with the same periods in 2021.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2022	16.88%	1.76%	14.07%	(1.28%)	(0.83%)	30.60%
June 30, 2021	6.92%	0.23%	(13.96%)	(1.55%)	(0.15%)	(8.51%)
For the six months ended
June 30, 2022	16.68%	1.35%	32.62%	(1.37%)	(0.84%)	48.44%
June 30, 2021	12.18%	0.21%	10.08%	(1.46%)	(0.07%)	20.94%
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

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Unrealized gain	$41,661	$1,444,434
Unrealized loss	(4,352,587)	(486,024)
Accumulated other comprehensive income (loss)	$(4,310,926)	$958,410

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
The fair value of these securities being less than amortized cost at June 30, 2022 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $73.6 billion and $76.8 billion at June 30, 2022 and December 31, 2021, respectively. The change was primarily due to decreases in Agency MBS of $4.9 billion and corporate loans of $2.0 billion, partially offset by increases in residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $2.1 billion, MSR of $0.9 billion and derivative assets of $0.6 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2022:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Residential			Commercial
	Agency MBS	MSR	Residential Credit (1)	Commercial Real Estate	Corporate Debt	Total
Assets	(dollars in thousands)
Fair value/carrying value	$56,051,604	$1,505,042	$12,898,484	$457,026	$97,414	$71,009,570
Implied market value of derivatives (2)	19,282,979	—	—	397,024	—	19,680,003
Debt
Repurchase agreements	47,293,951	—	3,649,783	420,363	—	51,364,097
Implied cost basis of derivatives (2)	19,313,442	—	—	409,884	—	19,723,326
Debt issued by securitization vehicles	421,939	—	7,080,544	—	—	7,502,483
Participations issued	—	—	696,944	—	—	696,944
Net forward purchases	1,477,029	67,463	17,241	—	—	1,561,733
Other
Other assets / liabilities (3)	924,651	191,636	45,069	98,660	(11,106)	1,248,910
Net equity allocated	$7,752,873	$1,629,215	$1,499,041	$122,463	$86,308	$11,089,900

Net equity allocated (%)	70%	15%	14%	1%	—%	100%
Debt/net equity ratio	6.2:1	NM	7.6:1	3.4:1	NM	5.4:1	(4)

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
NM Not meaningful.

Residential Securities
Substantially all of our Agency MBS at June 30, 2022 and December 31, 2021 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2022 and December 31, 2021 we had on our Consolidated Statements of Financial Condition a total of $380.1 million and $77.7 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.7 billion and $3.8 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended June 30, 2022 and 2021 was 14.9% and 26.4%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of June 30, 2022 and 2021 was 7.7% and 12.9%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at June 30, 2022 and December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	June 30, 2022	December 31, 2021
	Estimated Fair Value
Agency
Fixed-rate pass-through	$53,779,118	$58,296,605
Adjustable-rate pass-through	269,510	321,273
CMO	101,345	121,698
Interest-only	220,489	293,914
Multifamily	1,190,096	1,452,713
Reverse mortgages	32,778	39,402
Total agency securities	$55,593,336	$60,525,605
Residential credit
Credit risk transfer	$965,714	$936,228
Alt-A	115,578	69,487
Prime	269,717	275,441
Subprime	167,319	163,076
NPL/RPL	1,249,903	983,438
Prime jumbo (>= 2010 vintage)	224,141	171,894
Total residential credit securities	$2,992,372	$2,599,564
Total Residential Securities	$58,585,708	$63,125,169

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Residential Securities (1)	(dollars in thousands)
Principal amount	$59,992,559	$58,676,833
Net premium	2,534,979	2,973,471
Amortized cost	62,527,539	61,650,304
Amortized cost / principal amount	104.23%	105.07%
Carrying value	58,063,187	62,577,398
Carrying value / principal amount	96.78%	106.65%
Weighted average coupon rate	3.46%	3.35%
Weighted average yield	2.79%	2.69%
Adjustable-rate Residential Securities (1)
Principal amount	$1,486,192	$1,476,250
Weighted average coupon rate	4.51%	2.81%
Weighted average yield	4.85%	6.57%
Weighted average term to next adjustment (2)	9 Months	11 Months
Weighted average lifetime cap (3)	9.31%	0.18%
Principal amount at period end as % of total residential securities	2.48%	2.52%
Fixed-rate Residential Securities (1)
Principal amount	$58,506,367	$57,200,583
Weighted average coupon rate	3.43%	3.36%
Weighted average yield	2.74%	2.60%
Principal amount at period end as % of total residential securities	97.52%	97.48%
Interest-only Residential Securities
Notional amount	$11,768,556	$6,583,768
Net premium	746,104	720,235
Amortized cost	746,104	720,235
Amortized cost / notional amount	6.34%	10.94%
Carrying value	522,521	547,771
Carrying value / notional amount	4.44%	8.32%
Weighted average coupon rate	1.05%	2.01%
Weighted average yield	0.83%	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2022.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Credit risk transfer	$965,714	$—	$965,714	5.35%	1.99%	1.18%	18.95%
Alt-A	115,578	65,972	49,606	3.91%	12.99%	5.45%	24.05%
Prime	269,717	44,757	224,960	4.29%	8.67%	2.21%	12.08%
Subprime	167,319	71,918	95,401	3.57%	19.10%	9.12%	15.25%
Re-performing loan securitizations	740,630	350,667	389,963	3.94%	26.44%	23.47%	10.70%
Non-performing loan securitizations	509,273	486,405	22,868	3.47%	33.98%	76.20%	15.22%
Prime jumbo (>=2010 vintage)	224,141	14,859	209,282	4.64%	2.99%	2.12%	8.88%
Total/weighted average (2)	$2,992,372	$1,034,578	$1,957,794	4.37%	15.37%	19.80%	14.33%

(1) Represents the 3 month voluntary prepayment rate (“VPR”) and excludes the impact of interest-only securities. (2) Total investment characteristics exclude the impact of interest-only securities.

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$965,714	$—	$965,714
Alt-A	4,275	103,711	7,592	—	115,578
Prime	25,939	232,205	4,537	7,036	269,717
Subprime	—	95,453	71,725	141	167,319
Re-performing loan securitizations	—	740,630	—	—	740,630
Non-performing loan securitizations	—	509,273	—	—	509,273
Prime jumbo (>=2010 vintage)	—	169,678	39,604	14,859	224,141
Total	$30,214	$1,850,950	$1,089,172	$22,036	$2,992,372

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2022. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2022, the interest rate swaps had a net fair value of ($0.3) billion.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$51,364,097	$—	$—	$—	$51,364,097
Interest expense on repurchase agreements (1)	115,099	—	—	—	115,099
Debt issued by securitization vehicles (principal)	—	—	—	8,286,317	8,286,317
Interest expense on debt issued by securitization vehicles	234,465	468,930	468,930	6,702,287	7,874,612
Participations issued (principal)	—	—	—	717,110	717,110
Interest expense on participations issued	35,491	70,983	70,983	911,764	1,089,221
Long-term operating lease obligations	3,862	7,724	965	—	12,551
Total	$51,753,014	$547,637	$540,878	$16,617,478	$69,459,007

(1) Interest expense on repurchase agreements calculated based on rates at June 30, 2022.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the six months ended June 30, 2022, we received $5.7 billion from principal repayments and $8.4 billion in cash from disposal of Residential securities. During the six months ended June 30, 2021, we received $10.2 billion from principal repayments and $6.4 billion in cash from disposal of Residential Securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at June 30, 2022.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	16,092	14,597
Additional paid-in capital	21,281,077	20,313,832
Accumulated other comprehensive income (loss)	(4,310,926)	958,410
Accumulated deficit	(7,496,061)	(9,653,582)
Total stockholders’ equity	$11,026,751	$13,169,826

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
During the three and six months ended June 30, 2022, we closed the public offering of an original issuance of 100.0 million shares of common stock for proceeds of $645.0 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 15.0 million shares of common stock, which the underwriters exercised in full resulting in an additional $96.8 million in proceeds before deducting offering expenses.

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
During the three and six months ended June 30, 2022, we issued issued 33.0 million shares for proceeds of $214.9 million, net of commissions and fees, and 33.8 million shares for proceeds of $221.1 million, net of commissions and fees, respectively, under the at-the-market sales program. During the three and six months ended June 30, 2021, we issued 45.5 million shares for proceeds of $420.4 million, net of commissions and fees, under the at-the-market sales program. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

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
Our GAAP leverage ratio at June 30, 2022 and December 31, 2021 was 5.4:1 and 4.7:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 6.6:1 and 5.7:1, at June 30, 2022 and December 31, 2021, respectively. Our GAAP capital ratio at June 30, 2022 and December 31, 2021 was 15.1% and 17.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 13.0% and 14.4% at June 30, 2022 and December 31, 2021, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2022 and December 31, 2021, the weighted average days to maturity was 47 days and 52 days, respectively.
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
At June 30, 2022, we had total financial assets and cash pledged against existing liabilities of $55.5 billion. The weighted average haircut was approximately 3% on repurchase agreements, primarily attributable to Agency MBS. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
not materially change at June 30, 2022 compared to the same period in 2021, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2022.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2022	$51,606,720	$51,364,097	$117,903	$—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
June 30, 2020	68,468,813	67,163,598	183,423	—
The following table provides information on our repurchase agreements by maturity date at June 30, 2022. The weighted average remaining maturity on our repurchase agreements was 47 days at June 30, 2022:

	June 30, 2022
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$14,686,762	1.61%	28.6%
2 to 29 days	25,527,179	1.58%	49.8%
30 to 59 days	1,590,972	1.33%	3.1%
60 to 89 days	1,765,571	1.55%	3.4%
90 to 119 days	1,770,550	1.43%	3.4%
Over 120 days (1)	6,023,063	1.84%	11.7%
Total	$51,364,097	1.60%	100.0%

(1) Approximately 0% of the total repurchase agreements had a remaining maturity over 1 year.

The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2022:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$51,364,097	1.60%	0.81%	47
Other secured financing (2) (3)	—	—%	3.38%	—
Debt issued by securitization vehicles (3)	8,286,317	2.79%	2.69%	11,989
Participations issued (3)	717,110	4.95%	4.39%	11,202
Total indebtedness	$60,367,524

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2022:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$653,657	$200,275	$853,932
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	50,383,252	4,290,748	54,674,000
Credit risk transfer securities	881,743	67,409	949,152
Non-agency mortgage-backed securities	1,885,610	141,048	2,026,658
Commercial mortgage-backed securities	453,392	3,634	457,026
Residential mortgage loans (2)	9,874,397	31,393	9,905,790
MSR	—	1,353,957	1,353,957
Interests in MSR	—	83,622	83,622
Assets of disposal group held for sale (3)	97,414	—	97,414
Other assets (4)	43,330	91,198	134,528
Total financial assets	$64,272,795	$6,263,284	$70,536,079

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Comprised of corporate loans held for sale
(4) Includes corporate loans, commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2022:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$853,932
Residential Securities (2) (3)	57,191,401
Commercial mortgage-backed securities	457,026
Residential mortgage loans (4)	1,486,811
Total liquid assets	$59,989,170
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (5)	97.36%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $55.5 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2022. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized Agency MBS of consolidated VIEs carried at fair value of $0.5 billion.
(4) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $8.4 billion.
(5) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $8.9 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2022 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$853,932	$—	$—	$—	$853,932
Agency mortgage-backed securities (principal)	75	1,340	722,846	56,066,217	56,790,478
Residential credit risk transfer securities (principal)	—	11,068	73,832	925,309	1,010,209
Non-agency mortgage-backed securities (principal)	60,809	77,421	907,710	1,145,932	2,191,872
Commercial mortgage-backed securities (principal)	—	6,409	449,114	19,000	474,523
Total securities	60,884	96,238	2,153,502	58,156,458	60,467,082
Residential mortgage loans (principal)	—	1,678	—	1,525,779	1,527,457
Total loans	—	1,678	—	1,525,779	1,527,457
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	9,444,111	9,444,111
Total financial assets - maturity	914,816	97,916	2,153,502	69,126,348	72,292,582
Effect of utilizing reset dates (1)	11,162,986	335,114	(375,709)	(11,122,391)	—
Total financial assets - interest rate sensitive	$12,077,802	$433,030	$1,777,793	$58,003,957	$72,292,582
Financial liabilities
Repurchase agreements	$43,790,881	$7,573,216	$—	$—	$51,364,097
Debt issued by securitization vehicles (principal)	—	—	—	8,286,317	8,286,317
Participations issued (principal)	—	—	—	717,110	717,110
Total financial liabilities - maturity	43,790,881	7,573,216	—	9,003,427	60,367,524
Effect of utilizing reset dates (1)(2)	(36,696,980)	10,807,796	12,608,350	13,280,834
Total financial liabilities - interest rate sensitive	$7,093,901	$18,381,012	$12,608,350	$22,284,261	$60,367,524

Maturity gap	$(42,876,065)	$(7,475,300)	$2,153,502	$60,122,921	$11,925,058

Cumulative maturity gap	$(42,876,065)	$(50,351,365)	$(48,197,863)	$11,925,058

Interest rate sensitivity gap	$4,983,901	$(17,947,982)	$(10,830,557)	$35,719,696	$11,925,058

Cumulative rate sensitivity gap	$4,983,901	$(12,964,081)	$(23,794,638)	$11,925,058

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2022. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	5.4%	0.1%	0.5%
-50 Basis points	3.6%	0.2%	1.0%
-25 Basis points	1.8%	0.1%	0.8%
+25 Basis points	(1.8%)	(0.2%)	(1.4%)
+50 Basis points	(3.7%)	(0.5%)	(3.2%)
+75 Basis points	(5.6%)	(0.8%)	(5.4%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.9%	12.9%
-15 Basis points	1.1%	7.7%
-5 Basis points	0.4%	2.6%
+5 Basis points	(0.4%)	(2.5%)
+15 Basis points	(1.1%)	(7.6%)
+25 Basis points	(1.8%)	(12.6%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.
(2) Scenarios include securities, residential mortgage loans, repurchase agreements, and interest rate swaps. Economic net interest income includes the net interest component of interest rate swaps.
(3) Scenarios include securities, residential mortgage loans, MSR and derivative instruments.
(4) NAV represents book value of equity.

Credit Risk Management
Key risk parameters have been established to specify our credit risk appetite. We seek to manage credit risk by making investments which conform to the firm’s specific investment policy parameters and optimize risk-return attributes.
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans and commercial real estate investments. MSR values may also be impacted through reduced servicing fees and higher costs to service the underlying mortgage loans due to borrower performance. Generally, we are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. In the case of residential mortgage loans and MSR, we may engage a third party to perform due diligence on a sample of loans that we believe sufficiently represents the entire pool. Once an investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure. Our portfolio composition, based on balance sheet values, at June 30, 2022 and December 31, 2021 was as follows:

	June 30, 2022	December 31, 2021
Category
Agency mortgage-backed securities (1)	79.0%	81.9%
Credit risk transfer securities	1.4%	1.3%
Non-agency mortgage-backed securities	2.9%	2.2%
Residential mortgage loans (1)	14.0%	10.4%
Mortgage servicing rights	2.0%	0.7%
Interests in MSR	0.1%	0.1%
Commercial real estate (2)	0.6%	0.7%
Corporate debt (3)	—%	2.7%
(1) Includes assets transferred or pledged to securitization vehicles.
(2) Excludes commercial real estate assets held for sale as of December 31, 2021.
(3) Excludes corporate loans held for sale as of June 30, 2022.

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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure.The following table summarizes our exposure to counterparties by geography at June 30, 2022:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	20	$42,769,140	$(95,425)	$4,725,320
Europe	11	6,730,402	(167,222)	1,701,559
Japan	4	1,864,555	—	133,507
Total	35	$51,364,097	$(262,647)	$6,560,386

(1) Represents repurchase agreements.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

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

Basis Point (“bp” or “bps”)
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

T

Target Assets
Includes Agency mortgage-backed securities, to-be-announced forward contracts, CRT securities, MSR, non-Agency mortgage-backed securities, residential mortgage loans, and commercial real estate investments.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At June 30, 2022, we were not party to any pending material legal proceedings.

ITEM 1A. RISK FACTORS

Other than the risk factor relating to the announced sale of the MML Portfolio disclosed in Item 1A. “Risk Factors” of our quarterly report on Form 10-Q for the quarter ended March 31, 2022, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” of our most recent annual report on Form 10-K. The materialization of any risks and uncertainties identified in our Special Note Regarding Forward-Looking Statements contained in this report together with those previously disclosed in our most recent annual report on Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Special Note Regarding Forward-Looking Statements” in this quarterly report or our most recent annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended June 30, 2022. As of June 30, 2022, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2022 (Unaudited) and December 31, 2021 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2021); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 1, 2022	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	August 1, 2022	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1