Form 10-Q
period 2022-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2022-11-03
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2022
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

The number of shares of the registrant’s Common Stock outstanding on October 31, 2022 was 467,865,540.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2022 (Unaudited) and December 31, 2021 (Derived from the audited consolidated financial statements at December 31, 2021)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2022 and 2021	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	9
Note 5. Securities	9
Note 6. Loans	13
Note 7. Mortgage Servicing Rights	15
Note 8. Variable Interest Entities	17
Note 9. Sale of Commercial Real Estate Business	19
Note 10. Sale of Middle Market Lending Portfolio	19
Note 11. Derivative Instruments	20
Note 12. Fair Value Measurements	26
Note 13. Goodwill and Intangible Assets	29
Note 14. Secured Financing	30
Note 15. Capital Stock	31
Note 16. Interest Income and Interest Expense	33
Note 17. Net Income (Loss) per Common Share	34
Note 18. Income Taxes	34
Note 19. Risk Management	35
Note 20. Lease Commitments and Contingencies	36
Note 21. Arcola Regulatory Requirements	36
Note 22. Subsequent Events	37
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Special Note Regarding Forward-Looking Statements	38
Overview	40
Business Environment	40
Results of Operations	43
Financial Condition	56
Capital Management	59
Risk Management	61
Critical Accounting Estimates	71
Glossary of Terms	74
Item 3. Quantitative and Qualitative Disclosures about Market Risk	83
Item 4. Controls and Procedures	83
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	84
Item 1A. Risk Factors	84
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	84
Item 5. Other Information	84
Item 6. Exhibits	85
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2022	2021 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,169,631 and $1,222,505, respectively) (2)	$1,466,171	$1,342,090
Securities (includes pledged assets of $55,889,039 and $56,675,447, respectively) (3)	66,839,353	63,655,674
Loans, net (includes pledged assets of $1,279,960 and $2,462,776, respectively) (4)	1,551,707	4,242,043
Mortgage servicing rights (includes pledged assets of $727,927 and $0, respectively)	1,705,254	544,562
Interests in MSR	—	69,316
Assets transferred or pledged to securitization vehicles	9,202,014	6,086,308
Assets of disposal group held for sale	11,371	194,138
Derivative assets	1,949,530	170,370
Receivable for unsettled trades	2,153,895	2,656
Principal and interest receivable	262,542	234,983
Goodwill and intangible assets, net	17,437	24,241
Other assets	247,490	197,683
Total assets	$85,406,764	$76,764,064
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$54,160,731	$54,769,643
Other secured financing	250,000	903,255
Debt issued by securitization vehicles	7,844,518	5,155,633
Participations issued	745,729	1,049,066
Liabilities of disposal group held for sale	1,151	154,956
Derivative liabilities	764,535	881,537
Payable for unsettled trades	9,333,646	147,908
Interest payable	30,242	91,176
Dividends payable	411,762	321,142
Other liabilities	912,895	94,423
Total liabilities	74,455,209	63,568,739
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 authorized, 467,911,144 and 364,934,065 issued and outstanding, respectively	4,679	3,649
Additional paid-in capital	22,967,665	20,324,780
Accumulated other comprehensive income (loss)	(5,431,436)	958,410
Accumulated deficit	(8,211,358)	(9,653,582)
Total stockholders’ equity	10,866,119	13,169,826
Noncontrolling interests	85,436	25,499
Total equity	10,951,555	13,195,325
Total liabilities and equity	$85,406,764	$76,764,064

(1)Derived from the audited consolidated financial statements at December 31, 2021.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $3.5 million and $16.2 million at September 30, 2022 and December 31, 2021, respectively.
(3)Excludes $27.3 million and $44.2 million at September 30, 2022 and December 31, 2021, respectively, of Agency mortgage-backed securities and $1.0 billion and $350.4 million at September 30, 2022 and December 31, 2021, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $1.4 million and $2.3 million of residential mortgage loans held for sale at September 30, 2022 and December 31, 2021, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
Net interest income
Interest income	$678,488	$412,972	$1,979,953	$1,560,256
Interest expense	400,491	50,438	645,888	187,458
Net interest income	277,997	362,534	1,334,065	1,372,798
Net servicing income
Servicing and related income	74,486	17,948	164,886	37,696
Servicing and related expense	7,780	3,012	17,486	7,912
Net servicing income	66,706	14,936	147,400	29,784
Other income (loss)
Net gains (losses) on investments and other	(2,702,512)	102,819	(3,477,532)	161,431
Net gains (losses) on derivatives	2,117,240	84,950	4,774,911	672,371
Loan loss (provision) reversal	1,613	6,134	27,918	145,260
Business divestiture-related gains (losses)	(2,936)	(14,009)	(27,245)	(262,045)
Other, net	1,526	1,285	(902)	1,580
Total other income (loss)	(585,069)	181,179	1,297,150	718,597
General and administrative expenses
Compensation expense	27,744	27,859	82,989	91,390
Other general and administrative expenses	10,178	16,023	36,735	53,923
Total general and administrative expenses	37,922	43,882	119,724	145,313
Income (loss) before income taxes	(278,288)	514,767	2,658,891	1,975,866
Income taxes	(4,311)	(6,767)	45,657	(1,954)
Net income (loss)	(273,977)	521,534	2,613,234	1,977,820
Net income (loss) attributable to noncontrolling interests	1,287	2,290	(453)	3,405
Net income (loss) attributable to Annaly	(275,264)	519,244	2,613,687	1,974,415
Dividends on preferred stock	26,883	26,883	80,649	80,649
Net income (loss) available (related) to common stockholders	$(302,147)	$492,361	$2,533,038	$1,893,766
Net income (loss) per share available (related) to common stockholders
Basic	$(0.70)	$1.36	$6.46	$5.34
Diluted	$(0.70)	$1.36	$6.45	$5.34
Weighted average number of common shares outstanding
Basic	429,858,876	361,328,979	392,172,655	354,606,052
Diluted	429,858,876	361,589,467	392,445,034	354,875,551
Other comprehensive income (loss)
Net income (loss)	$(273,977)	$521,534	$2,613,234	$1,977,820
Unrealized gains (losses) on available-for-sale securities	(2,578,509)	(113,451)	(8,650,438)	(1,733,919)
Reclassification adjustment for net (gains) losses included in net income (loss)	1,457,999	(28,186)	2,260,592	(1,778)
Other comprehensive income (loss)	(1,120,510)	(141,637)	(6,389,846)	(1,735,697)
Comprehensive income (loss)	(1,394,487)	379,897	(3,776,612)	242,123
Comprehensive income (loss) attributable to noncontrolling interests	1,287	2,290	(453)	3,405
Comprehensive income (loss) attributable to Annaly	(1,395,774)	377,607	(3,776,159)	238,718
Dividends on preferred stock	26,883	26,883	80,649	80,649
Comprehensive income (loss) attributable to common stockholders	$(1,422,657)	$350,724	$(3,856,808)	$158,069

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$4,023	$3,610	$3,649	$3,496
Issuance	655	14	1,027	128
Stock-based award activity	1	1	3	1
End of period	$4,679	$3,625	$4,679	$3,625
Additional paid-in capital
Beginning of period	$21,293,146	$20,189,524	$20,324,780	$19,761,304
Issuance	1,670,825	48,894	2,626,052	469,206
Stock-based award activity	3,694	822	16,833	8,730
End of period	$22,967,665	$20,239,240	$22,967,665	$20,239,240
Accumulated other comprehensive income (loss)
Beginning of period	$(4,310,926)	$1,780,275	$958,410	$3,374,335
Unrealized gains (losses) on available-for-sale securities	(2,578,509)	(113,451)	(8,650,438)	(1,733,919)
Reclassification adjustment for net gains (losses) included in net income (loss)	1,457,999	(28,186)	2,260,592	(1,778)
End of period	$(5,431,436)	$1,638,638	$(5,431,436)	$1,638,638
Accumulated deficit
Beginning of period	$(7,496,061)	$(9,892,863)	$(9,653,582)	$(10,667,388)
Net income (loss) attributable to Annaly	(275,264)	519,244	2,613,687	1,974,415
Dividends declared on preferred stock (1)	(26,883)	(26,883)	(80,649)	(80,649)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(413,150)	(319,768)	(1,090,814)	(946,648)
End of period	$(8,211,358)	$(9,720,270)	$(8,211,358)	$(9,720,270)
Total stockholder’s equity	$10,866,119	$13,697,802	$10,866,119	$13,697,802
Noncontrolling interests
Beginning of period	$63,149	$22,061	$25,499	$13,480
Net income (loss) attributable to noncontrolling interests	1,287	2,290	(453)	3,405
Equity contributions from (distributions to) noncontrolling interests	21,000	(4,286)	60,390	3,180
End of period	$85,436	$20,065	$85,436	$20,065
Total equity	$10,951,555	$13,717,867	$10,951,555	$13,717,867

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$2,613,234	$1,977,820
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	43,676	555,659
Amortization of securitized debt premiums and discounts and deferred financing costs	(3,829)	(4,129)
Depreciation, amortization and other noncash expenses	15,879	21,084
Net (gains) losses on investments and derivatives	(1,217,818)	(1,051,047)
Business divestiture-related (gains) losses	27,245	262,045
Income (loss) from unconsolidated joint ventures	(11,985)	5,889
Loan loss provision (reversal)	(27,918)	(145,260)
Payments on purchases of loans held for sale	—	(51,403)
Proceeds from sales and repayments of loans held for sale	3,946	88,050
Net receipts (payments) on derivatives	2,799,188	608,184
Net change in
Other assets	(6,511)	22,441
Interest receivable	(28,718)	34,881
Interest payable	(61,285)	(81,183)
Other liabilities	1,025,727	(27,750)
Net cash provided by (used in) operating activities	5,170,831	2,215,281
Cash flows from investing activities
Payments on purchases of securities	(30,851,614)	(18,334,872)
Proceeds from sales of securities	16,744,864	11,146,996
Principal payments on securities	7,864,869	14,638,456
Payments on purchases and origination of loans	(5,165,059)	(4,710,425)
Proceeds from sales of loans	1,918,996	879,147
Principal payments on loans	1,357,018	2,016,373
Payments on purchases of MSR	(866,767)	(416,149)
Proceeds from sales of MSR	9,076	376
Payments on purchases of interests in MSR	(4,913)	(53,034)
Investments in real estate	—	(1,815)
Proceeds from sales of real estate	—	53,910
Proceeds from reverse repurchase agreements	18,450,024	15,184,313
Payments on reverse repurchase agreements	(18,450,024)	(15,184,313)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	290
Proceeds from sale of equity securities	—	6,957
Net proceeds from business divestiture	—	1,118,100
Net cash provided by (used in) investing activities	(8,993,530)	6,344,310
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,581,103,609	1,702,497,310
Payments on repurchase agreements and other secured financing	(2,582,371,537)	(1,712,035,449)
Proceeds from issuances of securitized debt	4,876,814	2,005,080
Principal payments on securitized debt	(1,059,955)	(1,270,367)
Payments on purchases of securitized debt	(8,495)	—
Net proceeds from stock offerings, direct purchases and dividend reinvestments	2,627,079	469,334
Proceeds from participations issued	1,637,231	1,036,800
Payments on repurchases of participations issued	(1,796,643)	(434,873)
Principal payments on participations issued	(40,241)	(10,420)
Net principal receipts (payments) on mortgages payable	—	(1,019)
Net contributions (distributions) from (to) noncontrolling interests	60,390	3,180
Settlement of stock-based awards in satisfaction of withholding tax requirements	(4,039)	(2,773)
Dividends paid	(1,077,433)	(1,013,797)
Net cash provided by (used in) financing activities	3,946,780	(8,756,994)
Net (decrease) increase in cash and cash equivalents	124,081	(197,403)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,342,090	1,243,703
Cash and cash equivalents including cash pledged as collateral, end of period	$1,466,171	$1,046,300
Supplemental disclosure of cash flow information
Interest received	$1,751,099	$2,107,854
Dividends received	$—	$51
Interest paid (excluding interest paid on interest rate swaps)	$457,122	$228,875
Net interest received (paid) on interest rate swaps	$(57,302)	$(258,061)
Taxes received (paid)	$(2,170)	$(780)
Noncash investing and financing activities
Receivable for unsettled trades	$2,153,895	$42,482
Payable for unsettled trades	$9,333,646	$571,540
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(6,389,846)	$(1,735,697)
Dividends declared, not yet paid	$411,762	$318,986
Derecognition of assets of consolidated VIEs	$—	$3,052,280
Derecognition of securitized debt of consolidated VIEs	$—	$2,496,118
Derecognition of mortgages payable	$—	$314,485

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
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. As of September 30, 2022, the CRE assets held for sale and the associated liabilities were transferred. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
In April 2022, the Company announced that it had entered into a definitive agreement to sell substantially all of the assets that comprise the Annaly Middle Market Lending (“MML”) portfolio, including assets held on balance sheet as well as assets managed for third parties. The vast majority of these assets were legally transferred at the end of the third quarter of 2022 and the remaining assets are expected to be transferred by the end of the fourth quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

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
Reverse Stock Split
On September 8, 2022, the Company announced that its Board of Directors had unanimously approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split was effective following the close of business on September 23, 2022 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of the Company’s common stock remained unchanged at $0.01 per share after the Reverse Stock Split. Accordingly, for all historical periods presented, an amount equal to the par value of the reduced number of shares resulting from the Reverse Stock Split was reclassified from Common stock to Additional paid in capital in the Company’s Consolidated Statements of Financial Condition. All other references made to share or per share amounts in the accompanying consolidated financial statements and disclosures have also been retroactively adjusted, where applicable, to reflect the effects of the Reverse Stock Split.

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.2 billion and $1.2 billion at September 30, 2022 and December 31, 2021, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2022 and December 31, 2021.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2022	December 31, 2021
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$41,042,640	$59,939,383
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	21,994,601	586,222
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	1,056,906	936,228
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	2,156,706	1,663,336
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	570,633	521,440
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	17,867	9,065
Total securities			66,839,353	63,655,674
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,551,637	2,272,072
Loans, net	Residential mortgage loan warehouse facility	Fair value, with unrealized gains (losses) through earnings	70	980
Loans, net	Corporate debt, held for investment	Amortized cost	—	1,968,991
Total loans, net			1,551,707	4,242,043
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	—	69,316
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	431,388	589,873
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	8,770,626	5,496,435
Total assets transferred or pledged to securitization vehicles			9,202,014	6,086,308
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	54,160,731	54,769,643
Other secured financing	Loans	Amortized cost	250,000	903,255
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	7,844,518	5,155,633
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	745,729	1,049,066
(1) Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost. Interests in MSR are considered financial assets whereas directly held MSR are servicing assets or obligations.
(2) Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities purchased prior to July 1, 2022.
(3) Includes interest-only securities and reverse mortgages and, effective July 1, 2022, newly purchased Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Impairment – Management evaluates available-for-sale securities where the fair value option has not been elected and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a securities loss provision and reflected as an allowance for credit losses on securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security. For the nine months ended September 30, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that was sold subsequently in 2021.
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
Commercial Mortgage-Backed Securities (“Commercial Securities”) - The Company invests in Commercial securities such as conduit, credit CMBS, single-asset single borrower and collateralized loan obligations.
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the nine months ended September 30, 2022:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$60,525,605	$2,599,564	$530,505	$63,655,674
Purchases	37,900,732	1,655,685	247,746	39,804,163
Sales and transfers	(20,616,137)	(377,648)	(169,224)	(21,163,009)
Principal paydowns	(7,343,579)	(444,738)	(3,514)	(7,791,831)
(Amortization) / accretion	(12,815)	4,662	425	(7,728)
Fair value adjustment	(7,416,565)	(223,913)	(17,438)	(7,657,916)
Ending balance September 30, 2022	$63,037,241	$3,213,612	$588,500	$66,839,353

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that were carried at their fair value at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$65,429,709	$2,561,532	$(727,852)	$67,263,389	$7,680	$(6,289,954)	$60,981,115
Adjustable-rate pass-through	243,262	14,340	(98)	257,504	3,738	(11,738)	249,504
CMO	103,521	1,795	—	105,316	—	(12,996)	92,320
Interest-only	1,576,498	400,101	—	400,101	259	(227,515)	172,845
Multifamily(1)	8,610,998	301,545	(1,045)	1,664,017	—	(151,917)	1,512,100
Reverse mortgages	29,090	3,368	—	32,458	—	(3,101)	29,357
Total agency securities	$75,993,078	$3,282,681	$(728,995)	$69,722,785	$11,677	$(6,697,221)	$63,037,241
Residential credit
Credit risk transfer (2)	$1,100,944	$7,170	$(4,385)	$1,103,729	$900	$(47,723)	$1,056,906
Alt-A	145,718	31	(20,012)	125,737	1,731	(9,624)	117,844
Prime (3)	2,038,622	21,762	(25,159)	300,186	5,440	(42,791)	262,835
Subprime	206,413	207	(19,387)	187,233	3,242	(12,656)	177,819
NPL/RPL	1,456,013	1,695	(15,580)	1,442,128	—	(58,640)	1,383,488
Prime jumbo (>=2010 vintage) (4)	2,165,973	17,327	(29,512)	254,297	2,114	(41,691)	214,720
Total residential credit securities	$7,113,683	$48,192	$(114,035)	$3,413,310	$13,427	$(213,125)	$3,213,612
Total Residential Securities	$83,106,761	$3,330,873	$(843,030)	$73,136,095	$25,104	$(6,910,346)	$66,250,853
Commercial
Commercial Securities	$611,581	$—	$(3,205)	$608,376	$—	$(19,876)	$588,500
Total securities	$83,718,342	$3,330,873	$(846,235)	$73,744,471	$25,104	$(6,930,222)	$66,839,353

	December 31, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$54,432,252	$3,008,185	$(18,314)	$57,422,123	$1,349,125	$(474,643)	$58,296,605
Adjustable-rate pass-through	305,211	1,965	(2,124)	305,052	16,223	(2)	321,273
CMO	114,533	1,888	—	116,421	5,277	—	121,698
Interest-only	1,912,415	456,683	—	456,683	428	(163,197)	293,914
Multifamily (1)	5,671,138	273,553	—	1,453,946	15,330	(16,563)	1,452,713
Reverse mortgages	36,807	3,550	—	40,357	—	(955)	39,402
Total agency investments	$62,472,356	$3,745,824	$(20,438)	$59,794,582	$1,386,383	$(655,360)	$60,525,605
Residential credit
Credit risk transfer (2)	$924,101	$8,754	$(1,176)	$927,555	$9,641	$(968)	$936,228
Alt-A	83,213	31	(17,133)	66,111	3,627	(251)	69,487
Prime (3)	323,062	9,841	(14,757)	268,117	10,853	(3,529)	275,441
Subprime	170,671	349	(16,111)	154,909	8,285	(118)	163,076
NPL/RPL	987,415	950	(1,698)	986,667	2,739	(5,968)	983,438
Prime jumbo (>=2010 vintage) (4)	299,783	5,680	(6,410)	172,598	4,272	(4,976)	171,894
Total residential credit securities	$2,788,245	$25,605	$(57,285)	$2,575,957	$39,417	$(15,810)	$2,599,564
Total Residential Securities	$65,260,601	$3,771,429	$(77,723)	$62,370,539	$1,425,800	$(671,170)	$63,125,169
Commercial
Commercial Securities	$533,071	$—	$(127)	$532,944	$165	$(2,604)	$530,505
Total securities	$65,793,672	$3,771,429	$(77,850)	$62,903,483	$1,425,965	$(673,774)	$63,655,674

(1) Principal/Notional amount includes $7.2 billion and $4.5 billion of Agency Multifamily interest-only securities as of September 30, 2022 and December 31, 2021, respectively.
(2) Principal/Notional amount includes $0.0 million and $4.1 million of a CRT interest-only security as of September 30, 2022 and December 31, 2021, respectively.
(3) Principal/Notional amount includes $1.7 billion and $50.0 million of Prime interest-only securities as of September 30, 2022 and December 31, 2021, respectively.
(4) Principal/Notional amount includes $1.9 billion and $126.5 million of Prime Jumbo interest-only securities as of September 30, 2022 and December 31, 2021, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Investment Type	(dollars in thousands)
Fannie Mae	$54,755,114	$48,404,991
Freddie Mac	8,222,761	10,880,033
Ginnie Mae	59,366	1,240,581
Total	$63,037,241	$60,525,605

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at September 30, 2022 and December 31, 2021, according to their estimated weighted average life classifications:

	September 30, 2022		December 31, 2021
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$284,752	$290,114	$253,129	$250,689
Greater than one year through five years	3,324,677	3,524,087	16,155,017	15,766,307
Greater than five years through ten years	53,054,872	58,412,350	45,470,212	45,102,607
Greater than ten years	9,586,552	10,909,544	1,246,811	1,250,936
Total	$66,250,853	$73,136,095	$63,125,169	$62,370,539

The estimated weighted average lives of the Residential Securities at September 30, 2022 and December 31, 2021 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$38,312,990	$(4,825,625)	2,722	$22,828,156	$(475,064)	571
12 Months or more	2,505,823	(587,391)	137	383,815	(10,960)	19
Total	$40,818,813	$(5,413,016)	2,859	$23,211,971	$(486,024)	590

(1) Excludes interest-only mortgage-backed securities and reverse mortgages and effective July 1, 2022, newly purchased Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.

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
During the three and nine months ended September 30, 2022, the Company disposed of $11.6 billion and $21.0 billion of Residential Securities, respectively. During the three and nine months ended September 30, 2021, the Company disposed of $4.8 billion and $11.1 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2022 and 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2022	$17,324	$(1,491,325)	$(1,474,001)
September 30, 2021	$30,368	$(3,636)	$26,732
For the nine months ended
September 30, 2022	$46,152	$(2,321,940)	$(2,275,788)
September 30, 2021	$87,499	$(86,657)	$842

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of September 30, 2022 and December 31, 2021, the Company reported $1.6 billion and $2.3 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.4 million and $2.3 million at September 30, 2022 and December 31, 2021, respectively.
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
The Company recorded net loan loss (provisions) reversals of $1.6 million and $27.9 million for the three and nine months ended September 30, 2022, respectively. The Company recorded net loan loss (provisions) reversals of $6.1 million and $145.3

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company’s loan loss allowance was $0.0 million and $27.9 million, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the nine months ended September 30, 2022:

	Residential	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$2,272,072	$1,968,991	$4,241,063
Purchases / originations	5,008,390	185,269	5,193,659
Sales and transfers (1)	(5,470,437)	(1,902,444)	(7,372,881)
Principal payments	(86,329)	(231,190)	(317,519)
Gains / (losses) (2)	(166,111)	(23,320)	(189,431)
(Amortization) / accretion	(5,948)	2,694	(3,254)
Ending balance September 30, 2022	$1,551,637	$—	$1,551,637

(1) Includes securitizations, syndications, transfers to securitization vehicles and corporate debt transfers to assets of disposal group held for sale and other assets. Includes transfer of residential loans to securitization vehicles with a carrying value of $5.5 billion during the nine months ended September 30, 2022.
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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$10,322,263	$7,768,507
Unpaid principal balance	$11,469,486	$7,535,855

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)
Interest income	$109,973	$45,799	$275,083	$121,871
Net gains (losses) on disposal of investments (1)	1,103	(7,154)	(11,555)	(34,095)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(541,771)	12,525	(1,281,501)	49,436
Total included in net income (loss)	$(430,695)	$51,170	$(1,017,973)	$137,212

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (Loss)

The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2022 and December 31, 2021 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Geographic Concentrations of Residential Mortgage Loans
September 30, 2022		December 31, 2021
Property location	% of Balance	Property location	% of Balance
California	46.1%	California	50.2%
New York	10.2%	New York	10.9%
Florida	8.1%	Florida	6.1%
All other (none individually greater than 5%)	35.6%	All other (none individually greater than 5%)	32.8%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$2 - $4,396	$501	$1 - $4,382	$513
Interest rate	2.00% - 15.00%	4.41%	0.75% - 9.24%	4.04%
Maturity	7/1/2029 - 9/1/2062	8/29/2051	7/1/2029 - 12/1/2061	12/22/2050
FICO score at loan origination	588 - 831	760	604 - 831	762
Loan-to-value ratio at loan origination	5% - 100%	67%	8% - 103%	66%
At September 30, 2022 and December 31, 2021, approximately 11% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participates in an arrangement that provides a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At September 30, 2022 and December 31, 2021, the fair value and carrying value of this warehouse facility was $0.1 million and $1.0 million, respectively, and reported as Loans, net in the Consolidated Statements of Financial Condition. As of September 30, 2022, the lending facility was not on nonaccrual status nor past due.

Commercial
As of December 31, 2021, commercial real estate loans were reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.

Corporate Debt
In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the “MML Portfolio”), to Ares Capital Management LLC (“Ares”). The vast majority of these assets were legally transferred to Ares at the end of the third quarter and the remaining assets are expected to be transferred by the end of the fourth quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

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
The following tables present activity related to MSR and Interests in MSR for the three and nine months ended September 30, 2022 and 2021:

Mortgage Servicing Rights	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)
Fair value, beginning of period	$1,421,420	$202,616	$544,562	$100,895
Purchases (1)	182,784	312,327	866,767	411,309
Transfers (2)	82,650	—	82,650	—
Sales	—	—	(9,076)	(376)
Change in fair value due to:
Changes in valuation inputs or assumptions (3)	43,274	76,107	281,843	108,403
Other changes, including realization of expected cash flows	(24,874)	(18,791)	(61,492)	(47,972)
Fair value, end of period	$1,705,254	$572,259	$1,705,254	$572,259

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Transfers from Interests in MSR - Refer to the “Variable Interest Entities” Note for additional information.
(3) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)
Beginning balance	$83,622	$49,035	$69,316	$—
Purchases (1)	—	5,936	4,860	53,034
Transfers (2)	(82,650)	—	(82,650)	—
Gain (loss) included in net income	(972)	2,559	8,474	4,496
Ending balance September 30, 2022	$—	$57,530	$—	$57,530

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Transfers to MSR - Refer to the “Variable Interest Entities” Note for additional information

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.1 billion at September 30, 2022. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
Residential Securitizations
The Company also invests in residential mortgage-backed securities issued by entities that are VIEs because they do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. For these entities, the Company’s maximum exposure to loss is the amortized cost basis of the securities it owns and it does not provide any liquidity arrangements, guarantees or other commitments to these VIEs. See the “Securities” Note for further information on Residential Securities.
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the year are included in the table below.

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2022-NQM1	January 2022	$556,696
OBX 2022-INV1	January 2022	$377,275
OBX 2022-INV2	February 2022	$466,686
OBX 2022-NQM2	February 2022	$439,421
OBX 2022-INV3	March 2022	$330,823
OBX 2022-NQM3	March 2022	$315,843
OBX 2022-NQM4	May 2022	$457,285
OBX 2022-J1	May 2022	$389,334
OBX 2022-NQM5	June 2022	$390,775
OBX 2022-INV4	June 2022	$335,900
OBX 2022-NQM6	June 2022	$387,913
OBX 2022-J2	August 2022	$305,969
OBX 2022-NQM7	August 2022	$358,931
OBX 2022-NQM8	September 2022	$397,470

As of September 30, 2022 and December 31, 2021, a total carrying value of $7.4 billion and $4.6 billion, respectively, of bonds were held by third parties and the Company retained $1.0 billion and $780.8 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs, but had not elected the practical expedient under ASU 2014-13 as prices of both the financial assets and financial liabilities of the residential mortgage trusts are available from third party pricing services. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify its accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
value of the assets. The Company incurred $1.7 million and $2.2 million of costs during the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $4.0 million of costs during the nine months ended September 30, 2022 and 2021, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $8.6 billion and $4.6 billion at September 30, 2022 and December 31, 2021, respectively.

Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In connection with the sale of substantially all of the assets that comprise the MML Portfolio, the credit facilities which provided financing for the Company’s corporate debt were paid-off and terminated during the three months ended June 30, 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.
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
The Company owned variable interests in entities that invested in Interests in MSR. These entities were VIEs because they did not have sufficient equity at risk to finance their activities and the Company was the primary beneficiary because it had power to remove the decision makers with or without cause and held substantially all of the variable interests in the entities. During the quarter ended September 30, 2022, the Company terminated its contracts previously classified as Interests in MSR on its Consolidated Statements of Financial Condition and purchased the underlying mortgage servicing rights. As a result, consolidated VIEs holding the Interests in MSR and related assets and liabilities were liquidated. No gain or loss was recognized upon deconsolidation. The underlying mortgage servicing rights were initially recognized at fair value and subsequent changes in fair value are recognized in earnings. See the “Mortgage Servicing Rights” Note and “Fair Value Measurements” Note for further information regarding MSR.

The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021 are as follows:

September 30, 2022
MSR VIEs
Assets
Cash and cash equivalents	$3,533
Loans	1,378
Mortgage servicing rights	37
Interests in MSR	—
Other assets	4,068
Total assets	$9,016
Liabilities
Payable for unsettled trades	$2,152
Other liabilities	3,636
Total liabilities	$5,788

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
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of September 30, 2022 and December 31, 2021, the Company had outstanding participating interests in residential mortgage loans of $0.7 billion and $1.0 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction included equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also sold nearly all of the remaining CRE business assets that are not included in the transaction with Slate. Certain employees who primarily supported the CRE business joined Slate in connection with the sale. In connection with the execution of the definitive agreement to sell the CRE business, during the three months ended March 31, 2021, the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. During the nine months ended September 30, 2021, the Company reported Business divestiture-related gains (losses) of ($262.0) million, in its Consolidated Statements of Comprehensive Income (Loss) which includes the aforementioned goodwill impairment as well as valuation adjustments resulting from classifying the CRE assets as held for sale and estimated transaction costs. As of September 30, 2022, the assets held for sale and the associated liabilities were transferred to Slate.

10. SALE OF MIDDLE MARKET LENDING PORTFOLIO

In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the “MML Portfolio”), to Ares Capital Management LLC (“Ares”) for $2.4 billion. The Company’s loans, having an unpaid principal balance of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
$1.9 billion, were transferred to Ares for cash proceeds of $1.9 billion and a realized gain of $20.4 million was recorded during the nine months ended September 30, 2022. As of September 30, 2022, loans with an unpaid principal balance of $14.2 million were classified as held for sale pending receipt of required consents to assign the loans to Ares. The loans classified as held for sale are carried at lower of cost or fair value measured using the agreed upon sales price, which is considered to be Level 2 in the fair value measurement hierarchy. The nature of the Company’s continuing involvement with the transferred loans is primarily administrative, including providing customary representations and warranties regarding the transferred loans.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged under such transactions. At September 30, 2022 and December 31, 2021, ($3.2) billion and ($0.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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

The table below summarizes fair value information about our derivative assets and liabilities at September 30, 2022 and December 31, 2021:

Derivatives Instruments	September 30, 2022	December 31, 2021
Assets	(dollars in thousands)
Interest rate swaps	$36,861	$—
Interest rate swaptions	344,301	105,710
TBA derivatives	28,033	52,693
Futures contracts	1,539,298	9,028
Purchase commitments	1,037	1,779
Credit derivatives (1)	—	1,160
Total derivative assets	$1,949,530	$170,370
Liabilities
Interest rate swaps	$108,071	$747,036
TBA derivatives	635,652	3,916
Futures contracts	2,946	129,134
Purchase commitments	2,485	870
Credit derivatives (1)	15,381	581
Total derivative liabilities	$764,535	$881,537

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $420.0 million and $400.0 million at September 30, 2022 and December 31, 2021, respectively, plus any coupon shortfalls on the underlying tranche. As of September 30, 2022 and December 31, 2021 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes certain characteristics of the Company’s interest rate swaps at September 30, 2022 and December 31, 2021:

September 30, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$21,501,900	1.08%	2.95%	0.66
3 - 6 years	1,120,400	2.20%	2.95%	4.32
6 - 10 years	15,936,200	2.06%	2.99%	9.29
Greater than 10 years	2,309,000	3.49%	2.89%	23.18
Total / Weighted average	$40,867,500	1.53%	2.96%	5.40

December 31, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$32,709,300	0.25%	0.06%	1.10
3 - 6 years	2,780,000	0.21%	0.07%	3.46
6 - 10 years	9,118,000	1.43%	0.13%	9.05
Greater than 10 years	1,300,000	4.04%	0.11%	18.70
Total / Weighted average	$45,907,300	0.59%	0.08%	3.32

(1) As of September 30, 2022, 22%, 30% and 48% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2021, 18%, 53% and 29% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at September 30, 2022 and December 31, 2021.
(3) At September 30, 2022 and December 31, 2021, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table summarizes certain characteristics of the Company’s swaptions at September 30, 2022 and December 31, 2021:

September 30, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$3,000,000	2.03%	3M LIBOR	8.71	14.56
Long receive	$750,000	1.57%	3M LIBOR	11.32	15.89

December 31, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.65	19.50
Long receive	$2,000,000	1.47%	3M LIBOR	10.95	11.38

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes certain characteristics of the Company’s TBA derivatives at September 30, 2022 and December 31, 2021:

September 30, 2022
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$18,064,000	$17,686,372	$17,060,584	$(625,788)
Sale contracts	(1,980,000)	(1,895,947)	(1,877,778)	18,169
Net TBA derivatives	$16,084,000	$15,790,425	$15,182,806	$(607,619)

December 31, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$20,133,000	$20,289,856	$20,338,633	$48,777

The following table summarizes certain characteristics of the Company’s futures derivatives at September 30, 2022 and December 31, 2021:

September 30, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(17,391,000)	1.97
U.S. Treasury futures - 5 year	—	(6,503,400)	4.38
U.S. Treasury futures - 10 year and greater	—	(18,376,900)	7.40
Total	$—	$(42,271,300)	4.70

December 31, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(7,509,200)	1.96
U.S. Treasury futures - 5 year	—	(5,644,900)	4.38
U.S. Treasury futures - 10 year and greater	—	(9,381,000)	6.84
Total	$—	$(22,535,100)	4.60

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in our Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021, respectively.

September 30, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$36,861	$(26,666)	$—	$10,195
Interest rate swaptions, at fair value	344,301	—	—	344,301
TBA derivatives, at fair value	28,033	(9,864)	—	18,169
Futures contracts, at fair value	1,539,298	(2,946)	—	1,536,352
Purchase commitments	1,037	—	—	1,037
Liabilities
Interest rate swaps, at fair value	$108,071	$(26,666)	$—	$81,405
TBA derivatives, at fair value	635,652	(9,864)	—	625,788
Futures contracts, at fair value	2,946	(2,946)	—	—
Purchase commitments	2,485	—	—	2,485
Credit derivatives	15,381	—	(10,373)	5,008

December 31, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$105,710	$—	$—	$105,710
TBA derivatives, at fair value	52,693	(3,876)	—	48,817
Futures contracts, at fair value	9,028	(9,028)	—	—
Purchase commitments	1,779	—	—	1,779
Credit derivatives	1,160	(516)	—	644
Liabilities
Interest rate swaps, at fair value	$747,036	$—	$(77,607)	$669,429
TBA derivatives, at fair value	3,916	(3,876)	(40)	—
Futures contracts, at fair value	129,134	(9,028)	(120,106)	—
Purchase commitments	870	—	—	870
Credit derivatives	581	(516)	(65)	—
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
September 30, 2022	$141,110	$(83,393)	$1,251,350
September 30, 2021	$(54,411)	$(1,196,417)	$1,380,946
For the nine months ended
September 30, 2022	$79,561	$(83,409)	$3,472,326
September 30, 2021	$(217,245)	$(1,196,417)	$2,012,141
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(430,528)	$(577,156)	$(1,007,684)
Net interest rate swaptions	(18,949)	30,610	11,661
Futures	611,661	1,197,942	1,809,603
Purchase commitments	—	(4,530)	(4,530)
Credit derivatives	1,105	(1,982)	(877)
Total			$808,173

Three Months Ended September 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$155,569	$(182,845)	$(27,276)
Net interest rate swaptions	(24,265)	(44,602)	(68,867)
Futures	(229,534)	279,293	49,759
Purchase commitments	—	920	920
Credit derivatives	2,616	(2,320)	296
Total			$(45,168)

Nine Months Ended September 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(2,250,909)	$(656,394)	$(2,907,303)
Net interest rate swaptions	(33,399)	272,668	239,269
Futures	2,332,338	1,656,458	3,988,796
Purchase commitments	—	(2,358)	(2,358)
Credit derivatives	2,539	(14,510)	(11,971)
Total			$1,306,433

Nine Months Ended September 30, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(122,275)	$(249,847)	$(372,122)
Net interest rate swaptions	(69,262)	28,528	(40,734)
Futures	250,013	218,527	468,540
Purchase commitments	—	1,389	1,389
Credit derivatives	7,024	8,634	15,658
Total			$72,731

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at September 30, 2022.

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

September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$63,037,241	$—	$63,037,241
Credit risk transfer securities	—	1,056,906	—	1,056,906
Non-Agency mortgage-backed securities	—	2,156,706	—	2,156,706
Commercial mortgage-backed securities	—	588,500	—	588,500
Loans
Residential mortgage loans	—	1,551,637	—	1,551,637
Residential mortgage loan warehouse facility	—	70	—	70
Mortgage servicing rights	—	—	1,705,254	1,705,254
Assets transferred or pledged to securitization vehicles	—	9,202,014	—	9,202,014
Derivative assets
Interest rate swaps	—	36,861	—	36,861
Other derivatives	1,539,298	373,371	—	1,912,669
Total assets	$1,539,298	$78,003,306	$1,705,254	$81,247,858
Liabilities
Debt issued by securitization vehicles	—	7,844,518	—	7,844,518
Participations issued	—	745,729	—	745,729
Derivative liabilities
Interest rate swaps	—	108,071	—	108,071
Other derivatives	2,946	653,518	—	656,464
Total liabilities	$2,946	$9,351,836	$—	$9,354,782

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$60,525,605	$—	$60,525,605
Credit risk transfer securities	—	936,228	—	936,228
Non-Agency mortgage-backed securities	—	1,663,336	—	1,663,336
Commercial mortgage-backed securities	—	530,505	—	530,505
Loans
Residential mortgage loans	—	2,272,072	—	2,272,072
Residential mortgage loan warehouse facility	—	980	—	980
Mortgage servicing rights	—	—	544,562	544,562
Interests in MSR	—	—	69,316	69,316
Assets transferred or pledged to securitization vehicles	—	6,086,308	—	6,086,308
Derivative assets
Other derivatives	9,028	161,342	—	170,370
Total assets	$9,028	$72,176,376	$613,878	$72,799,282
Liabilities
Debt issued by securitization vehicles	$—	$5,155,633	$—	$5,155,633
Participations issued	—	1,049,066	—	1,049,066
Derivative liabilities
Interest rate swaps	—	747,036	—	747,036
Other derivatives	129,134	5,367	—	134,501
Total liabilities	$129,134	$6,957,102	$—	$7,086,236

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

September 30, 2022
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	6.6% - 9.5% (8.7%)	4.8% - 8.0% (5.3%)	0.1% - 4.1% (0.9%)	$88 - $108 ($94)

December 31, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.3% - 11.1% (7.0%)	7.3% - 15.9% (9.4%)	0.2% - 2.5% (1.2%)	$90 - $103 ($96)
Interests in MSR	8.4% - 8.4% (8.4%)	5.0% - 14.4% (9.1%)	0.0% - 0.2% (0.1%)	$78 - $84 ($81)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Corporate debt, held for investment	$—	$—	$1,968,991	$1,986,379
Financial liabilities
Repurchase agreements	$54,160,731	$54,160,731	$54,769,643	$54,769,643
Other secured financing	250,000	250,000	903,255	903,255

Corporate debt, held for investment and corporate debt, held for sale are valued using Level 3 inputs. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information. The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At September 30, 2022 and December 31, 2021, there was no goodwill balance. During the three months ended March 31, 2021, the Company recognized an impairment on goodwill in connection with the sale of the CRE business. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Company’s management internalization transaction, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company.
The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Intangible Assets, net
(dollars in thousands)
Balance at December 31, 2021	$24,241
Impairment	(4,157)
Less: amortization expense	(2,647)
Balance at September 30, 2022	17,437

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
The Company had outstanding $54.2 billion and $54.8 billion of repurchase agreements with weighted average remaining maturities of 57 days and 52 days at September 30, 2022 and December 31, 2021, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.8 billion with remaining capacity of $1.4 billion at September 30, 2022.
At September 30, 2022 and December 31, 2021, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

September 30, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	22,837,664	345,111	563,625	33,718	8,987	23,789,105	2.95%
30 to 59 days	12,483,618	48,414	337,489	—	271,913	13,141,434	3.04%
60 to 89 days	183,316	148,422	632,694	—	133,049	1,097,481	3.72%
90 to 119 days	2,738,922	201,027	203,162	89,021	59,938	3,292,070	3.12%
Over 119 days (1)	11,869,882	57,660	532,704	319,229	61,166	12,840,641	3.36%
Total	$50,113,402	$800,634	$2,269,674	$441,968	$535,053	$54,160,731	3.09%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	26,435,408	133,525	246,707	—	197,834	27,013,474	0.14%
30 to 59 days	9,743,872	38,854	270,377	159,350	—	10,212,453	0.19%
60 to 89 days	6,021,850	4,071	351,426	—	—	6,377,347	0.17%
90 to 119 days	4,812,345	—	12,573	—	—	4,824,918	0.15%
Over 119 days (1)	5,711,448	—	96,283	345,651	188,069	6,341,451	0.27%
Total	$52,724,923	$176,450	$977,366	$505,001	$385,903	$54,769,643	0.17%

(1) Approximately 0% repurchase agreements had a remaining maturity over 1 year at September 30, 2022 and December 31, 2021.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2022 and December 31, 2021. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2022		December 31, 2021
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$54,160,731	$—	$54,769,643
Amounts offset	—	—	—	—
Netted amounts	$—	$54,160,731	$—	$54,769,643

Other Secured Financing - As of September 30, 2022, the Company had a $250 million committed credit facility and a $250 million incremental facility provision to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of September 30, 2022 totaled $250.0 million with maturities ranging between one to three years. The weighted average rate of the advances was 5.81% as of September 30, 2022. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2021.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $57.2 billion and $199.1 million, respectively, at September 30, 2022 and $59.2 billion and $160.8 million, respectively, at December 31, 2021.

15. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2022 and December 31, 2021.

	Shares authorized		Shares issued and outstanding
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	Par Value
Common stock	2,936,500,000	2,936,500,000	467,911,144	364,934,065	$0.01
In December 2020, the Company announced that its board of directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and nine months ended September 30, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

During the three months ended September 30, 2022, the Company closed the public offering of an original issuance of 25 million shares of common stock for proceeds of $665.0 million before deducting offering expenses. During the the nine months ended September 30, 2022, the Company closed two public offerings for an aggregate original issuance of 50 million shares of common stock for aggregate proceeds of $1.31 billion before deducting offering expenses. In connection with each offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full in both instances, resulting in an additional $99.8 million and $196.5 million in proceeds before deducting offering expenses for the three and nine months ended September 30, 2022, respectively. The stock offerings conducted during the three and nine months ended September 30, 2022 were completed prior to the Reverse Stock Split and the foregoing share amounts have been retroactively adjusted to reflect the effects thereof.
On August 6, 2020, the Company entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, collectively, the “Sales Agreements”) with each of RBC Capital Markets, LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the three and nine months ended September 30, 2022, under the at-the-market sales program, the Company issued 36.8 million shares for proceeds of $913.9 million and 45.2 million shares for proceeds of $1.1 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2021, under the at-the-market sales program, the Company issued 1.4 million shares for proceeds of $49.0 million and 12.8 million shares for proceeds of $469.5 million, respectively, each net of commissions and fees. The foregoing share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2022 and December 31, 2021. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$413,150	$319,768	$1,090,814	$946,648
Distributions declared per common share	$0.88	$0.88	$2.64	$2.64
Distributions paid to common stockholders after period end	$411,762	$318,986	$411,762	$318,986
Distributions paid per common share after period end	$0.88	$0.88	$0.88	$0.88
Date of distributions paid to common stockholders after period end	October 31, 2022	October 29, 2021	October 31, 2022	October 29, 2021
Dividends declared to series F preferred stockholders	$12,510	$12,510	$37,530	$37,530
Dividends declared per share of series F preferred stock	$0.434	$0.434	$1.303	$1.303
Dividends declared to series G preferred stockholders	$6,906	$6,906	$20,718	$20,718
Dividends declared per share of series G preferred stock	$0.406	$0.406	$1.219	$1.219
Dividends declared to series I preferred stockholders	$7,467	$7,467	$22,401	$22,401
Dividends declared per share of series I preferred stock	$0.422	$0.422	$1.266	$1.266

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
(1) Changes in fair value are recognized in Other comprehensive income (loss) on the accompanying Consolidated Statements of Comprehensive Income (Loss) for securities purchased prior to July 1, 2022. Effective July 1, 2022, changes in fair value are recognized in Net gains (losses) on investments and other on the accompanying Consolidated Statements of Comprehensive Income (Loss) for newly purchased securities.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	(dollars in thousands)
Agency securities	$517,528	$299,898	$1,537,614	$1,183,353
Residential credit securities	41,388	20,774	93,547	57,231
Residential mortgage loans (1)	109,977	45,801	275,113	121,873
Commercial investment portfolio (1) (2)	8,853	46,494	72,711	197,758
Reverse repurchase agreements	742	5	968	41
Total interest income	$678,488	$412,972	$1,979,953	$1,560,256
Interest expense
Repurchase agreements	324,573	22,397	457,060	94,122
Debt issued by securitization vehicles	64,593	18,740	149,521	68,232
Participations issued	9,727	2,578	24,958	4,914
Other	1,598	6,723	14,349	20,190
Total interest expense	400,491	50,438	645,888	187,458
Net interest income	$277,997	$362,534	$1,334,065	$1,372,798

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

17. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022 and September 30, 2021.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands, except per share data)
Net income (loss)	$(273,977)	$521,534	$2,613,234	$1,977,820
Net income (loss) attributable to noncontrolling interests	1,287	2,290	(453)	3,405
Net income (loss) attributable to Annaly	(275,264)	519,244	2,613,687	1,974,415
Dividends on preferred stock	26,883	26,883	80,649	80,649
Net income (loss) available (related) to common stockholders	$(302,147)	$492,361	$2,533,038	$1,893,766
Weighted average shares of common stock outstanding-basic	429,858,876	361,328,979	392,172,655	354,606,052
Add: Effect of stock awards, if dilutive	—	260,488	272,379	269,499
Weighted average shares of common stock outstanding-diluted	429,858,876	361,589,467	392,445,034	354,875,551
Net income (loss) per share available (related) to common share
Basic	$(0.70)	$1.36	$6.46	$5.34
Diluted	$(0.70)	$1.36	$6.45	$5.34
The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2022 excludes 1.4 million and 0.7 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

18. INCOME TAXES

For the three months ended September 30, 2022 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.

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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2022 and December 31, 2021.
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
During the three and nine months ended September 30, 2022, the Company recorded ($4.3) million and $45.7 million, respectively, of income tax expense/(benefit) attributable to its TRSs. During the three and nine months ended September 30, 2021, the Company recorded ($6.8) million and ($2.0) million, respectively, of income tax benefit attributable to its TRSs. The Company’s federal, state and local tax returns from 2018 and forward remain open for examination.

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

20. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately three years and 5 years, respectively. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2022 and 2021 was $0.8 million and $2.4 million, and $0.8 million and $2.5 million, respectively.
Supplemental information related to leases as of and for the nine months ended September 30, 2022 was as follows:

Operating Leases	Classification	September 30, 2022
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$9,591
Liabilities
Operating lease liabilities (1)	Other liabilities	$12,137
Lease term and discount rate
Weighted average remaining lease term		3.2 years
Weighted average discount rate (1)		3.2%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,906
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2022 (remaining)	$965
2023	4,061
2024	4,107
2025	3,149
2026	262
Later years	291
Total lease payments	$12,835
Less imputed interest	698
Present value of lease liabilities	$12,137

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2022 and December 31, 2021.

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
As a member of the Financial Industry Regulatory Authority (“FINRA”), Arcola is required to maintain a minimum net capital balance. At September 30, 2022, Arcola had a minimum net capital requirement of $0.3 million. Arcola consistently operates with capital in excess of its regulatory capital requirements. Arcola’s regulatory net capital as defined by SEC Rule 15c3-1 at September 30, 2022 was $513.8 million with excess net capital of $513.5 million.

22. SUBSEQUENT EVENTS

In October 2022, the Company exercised the $250 million incremental facility provision for financing its MSR investments.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024.
Purchases made pursuant to the Preferred Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate the Company to acquire any particular amount of Preferred Stock and the program may be suspended or discontinued at the Company’s discretion without prior notice.
On November 3, 2022, the Company entered into an Amendment No. 2 (collectively, the “Amendments”) to each of the separate Amended and Restated Distribution Agency Agreements, previously entered into on August 6, 2020 and amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021 (collectively, the “Sales Agreements,” as amended by the Amendments, the “Amended Sales Agreements”), with each of J.P. Morgan Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Under the terms of the Amended Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents. Refer to Item 5 for additional information related to this increase to the at-the-market program.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	40
Reverse Stock Split	40
Business Environment	40
Economic Environment	41
London Interbank Offered Rate (“LIBOR”) Transition	42
Income Tax Reform	42
Results of Operations	43
Net Income (Loss) Summary	44
Non-GAAP Financial Measures	46
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	46
Premium Amortization Expense	48
Economic Leverage and Economic Capital Ratios	48
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	50
Experienced and Projected Long-term CPR	50
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	51
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	52
Other Income (Loss)	53
General and Administrative Expenses	55
Return on Average Equity	55
Unrealized Gains and Losses - Available-for-Sale Investments	55
Financial Condition	56
Residential Securities	56
Contractual Obligations	59
Off-Balance Sheet Arrangements	59
Capital Management	59
Stockholders’ Equity	60
Capital Stock	60
Leverage and Capital	61
Risk Management	61
Risk Appetite	62
Governance	62
Description of Risks	63
Capital, Liquidity and Funding Risk Management	63
Funding	63
Excess Liquidity	65
Maturity Profile	66
Stress Testing	67
Liquidity Management Policies	67
Investment/Market Risk Management	67
Credit Risk Management	68
Counterparty Risk Management	69
Operational Risk Management	70
Compliance, Regulatory and Legal Risk Management	70
Critical Accounting Estimates	71
Valuation of Financial Instruments	71
Residential Securities	71
Residential Mortgage Loans	71
MSR	69
Interest Rate Swaps	72
Revenue Recognition	72
Consolidation of Variable Interest Entities	73
Use of Estimates	73
Glossary of Terms	74

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

Reverse Stock Split
On September 8, 2022, we announced that our Board of Directors had unanimously approved a reverse stock split of our common stock at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split was effective following the close of business on September 23, 2022 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of our common stock remained unchanged at $0.01 per share after the Reverse Stock Split. Accordingly, for all historical periods presented, an amount equal to the par value of the reduced number of shares resulting from the Reverse Stock Split was reclassified from Common stock to Additional paid in capital in our Consolidated Statements of Financial Condition. All other references made to share or per share amounts in the accompanying consolidated financial statements and disclosures have also been retroactively adjusted, where applicable, to reflect the effects of the Reverse Stock Split.

Business Environment
As 2022 continues to be a historically challenging year, the third quarter (“Q3 2022”) saw broader fixed income markets underperform and mortgage spreads widen once again. Stubbornly elevated inflation readings, rapid Federal Reserve (“Fed”) interest rate hikes, tightening financial conditions, high volatility, geopolitical turmoil, and rising financial stability risks have weighed on markets. The total return for the Bloomberg U.S. Aggregate Bond Market index was negative 14.6% in the first three quarters of 2022, far worse than 1994 – the prior worst year in the history of the index – when the total return was negative 2.9%. In light of this difficult environment, we experienced a negative economic return of 11.7% during Q3 2022.
The Fed has signaled it is determined to keep tightening monetary policy until inflation returns to its target, a commitment that has been echoed by all Fed officials since Fed Chair Jerome Powell’s speech at the Federal Reserve Bank of Kansas City’s Economic Symposium in Jackson Hole, Wyoming at the end of August. This has caused a meaningful repricing of the Federal Funds Target Rate expectations. The repricing in monetary policy rates has led to a sharp selloff in interest rates and high levels of volatility as surprises in economic data have fueled expectations for an ever-higher monetary policy rate. In light of this volatility and price action, investor demand for fixed income products has been weak, particularly for Agency mortgage-backed securities (“Agency MBS”). Q3 2022 represents only the third quarter in the last ten years in which banks and mutual funds, the two largest holders of mortgage securities and loans, have reduced their Agency MBS holdings simultaneously.
In light of the sharp selloff in interest rates and widening in mortgage spreads, the Freddie Mac national survey mortgage rate rose to 6.70% as of September 30, 2022, more than doubling in 2022 and contributing to a sharp slowdown in housing market activity. Home price appreciation appears to have peaked and has begun to reverse in several cities, if not nationwide. Given significantly reduced mortgage affordability from high home prices and rapidly rising mortgage rates, we now expect the housing market to correct downward, potentially erasing the entire home price appreciation seen thus far this year by early to mid 2023. Although prices could fall significantly from their recent highs, we anticipate housing fundamentals could ultimately see help from the structural tailwinds of strong demographics and a shortage in construction over the last ten plus years. Slower housing activity should benefit the Agency MBS market primarily by reducing net supply, although we believe it should not be enough to have a material impact on our Residential Credit portfolio in the near-term. Homeowners have built up meaningful equity cushions, mortgage lending standards have been robust, and given low rates on existing mortgages, most homeowners with steady incomes are unlikely to default unless labor markets weaken considerably in coming months.
Despite the volatility in interest rate and mortgage markets, funding conditions have been stable. Agency MBS repurchase agreements (“repo”), residential credit financing, and MSR financing facilities remain readily available. Our financing rates have risen sharply but have been thus far commensurate with other short-term interest rates. While high volatility could drive an increase in repo haircuts, we have seen limited evidence of such a dynamic thus far. The favorable financing conditions

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
continue to be driven by the high balances of investor cash in short-term interest rate products, best seen by the elevated bank reserve balances and the near record Reverse Repo facility with the Fed. Notwithstanding the Fed balance sheet runoff reaching its steady-state run rate of up to $95 billion per month, financing conditions should remain accommodative as cash remains ample over the medium-term.
For much of this challenging year, we have remained focused on prudently managing our liquidity, leverage, and risk profile in the current environment. We continue to position ourselves defensively given sustained volatility and have robust liquidity with $6.1 billion in unencumbered assets, including $4.3 billion in cash and unencumbered Agency MBS. This represents over 50% of our equity as of September 30, 2022. During Q3 2022, we maintained our economic leverage around 6.5x until mid-September. However, in light of the sharp market selloff in the last two weeks of the Q3 2022, our leverage increased to end Q3 2022 at 7.1x. While we are comfortable with our current portfolio positioning, we would expect our leverage range to trend lower over the long term, reflective of our target capital allocation.
In terms of our portfolio mix, we modestly grew each of our three strategies with our total portfolio assets increasing to $86.2 billion in market value, up from $82.3 billion in the quarter prior. Starting with Agency, despite our capital allocation decreasing to 67% from 71% in the prior quarter, our overall Agency portfolio holdings grew by $3 billion in market value as we selectively deployed capital from our accretive equity raises.
Meanwhile, Residential Credit portfolio growth was focused on opportunistic additions of securities that are less susceptible to home price declines in light of deteriorating housing market fundamentals. Although we believe that our whole loan portfolio is well-positioned amidst further anticipated weakness in the sector, we have begun tightening our already stringent credit standards and expect the pace of securitizations to moderate in the near-term. Nevertheless, we remained the largest nonbank issuer of prime-jumbo and expanded credit MBS this quarter, pricing three residential whole loan securitizations totaling $1.1 billion in proceeds. This has largely been a result of our residential whole loan correspondent channel, which recently achieved over $2 billion in aggregated loans since its inception in April 2021.
Finally, we have now further scaled our MSR platform, having more than tripled our portfolio size year-over-year. The MSR portfolio benefits from stable cash flows in the current environment of low prepayments and helps hedge the risks of further slowdown in housing activity. We were active in the market during Q3 2022, growing our portfolio by nearly 10%. Though we were the second largest purchaser of MSR year-to-date through September 30, 2022, we expect to be measured with respect to future growth considerate of the sector’s relative attractiveness and our risk parameters.
Overall, we expect market challenges will persist in the near-term and expect to maintain a defensive posture until volatility subsides. While spreads across our investment strategies are historically attractive, we are focused on liquidity management and optionality in light of potential additional market turbulence in the near-term. When the market outlook improves, we expect to be well-positioned to take advantage of attractive opportunities across our three businesses.

Economic Environment
The pace of economic growth rebounded in Q3 2022 relative to the quarterly pace seen in the first half of 2022, with U.S. gross domestic product (“GDP”) rising 2.6 percent on a seasonally adjusted annualized rate. Growth improved as consumption and investment activity, outside of residential investment, remained robust, while inventories and net exports provided less of a drag on economic activity than in the first six months of the year.
According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose by an average 372 thousand workers during Q3 2022. This is slightly above the 349 thousand workers added during the second quarter 2022. Overall, employment gains remain strong as the unemployment rate fell to 3.5% during Q3 2022. Meanwhile, U.S. job openings remain above historical levels. Wage growth, as measured by the year-over-year change in private sector average hourly earnings, slowed somewhat during the quarter, reading 5.0% in September compared to 5.2% in June 2022.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remained meaningfully above the Fed’s 2% inflation target. The headline PCE measure increased by 6.2% year-over-year in September 2022. Meanwhile, the more stable core PCE measure, which excludes volatile food and energy prices, registered a 5.1% year-over-year increase. Prices remain meaningfully elevated, which is driven by continued strong demand for services, while goods prices have eased somewhat. Inflation pressures remain a major challenge for the United States and the broader global economy as price pressures have failed to ease thus far. While forecasts continue to see a slowdown in coming months, the degree of the slowdown remains very uncertain.
The Federal Open Market Committee (“FOMC”) conducts monetary policy with a dual mandate: to ensure full employment and stable prices. Given continued strong labor markets and significantly elevated inflation, the FOMC is aggressively tightening monetary policy in an attempt to meets its mandate. As such, the FOMC raised the Federal Funds Target Rate by 150 bps to the 3.00% - 3.25% range during the third quarter. It also signaled that additional rate increases of potentially similar magnitudes will be necessary in the coming months. Regarding its balance sheet, the FOMC transitioned to implement the full

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
aggregate pace of asset maturities of up to $95 billion per month across U.S. Treasuries and Agency MBS starting in September.
During Q3 2022, the 10-year U.S. Treasury rate continued to rise from 3.01% on June 30, 2022 to 3.83% on September 30, 2022. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened further over the course of Q3 2022 to 185 basis points on September 30, 2022 and is now 137 basis points wider than at the end of the third quarter 2021. This widening continues to be driven by the meaningful tightening in monetary policy, elevated financial market volatility, and reduced investor demand for Agency MBS.

The following table below presents interest rates and spreads at each date presented:

	September 30, 2022	December 31, 2021	September 30, 2021
30-Year mortgage current coupon	5.68%	2.07%	1.97%
Mortgage basis	185 bps	56 bps	48 bps
10-Year U.S. Treasury rate	3.83%	1.51%	1.49%
LIBOR
1-Month	3.14%	0.10%	0.08%
6-Month	4.23%	0.34%	0.16%
OIS SOFR Swaps
1-Month	3.05%	0.05%	0.05%
6-Month	4.00%	0.19%	0.05%

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
The firm has a plan facilitating an orderly conversion to alternative reference rates. The plan included steps to evaluate exposure; review contracts; assess impact to our business; process and technology and outline a communication strategy with shareholders; regulators and other stakeholders. As LIBOR cessation enters its final stages, we continue to remain on track with our transition plan, which requires different solutions depending on the underlying asset or liability. The U.S. federal government enacted a legislative solution for certain LIBOR contracts, which in some cases inserts fallback language into the contract or provides a determining party with a safe harbor from litigation. Under the legislation, the Board of Governors of the Federal Reserve is required to promulgate rules designating a SOFR-based rate and incorporating the statutory spread adjustments for each LIBOR tenor (which match the ARRC/ISDA spread adjustments, including the 1-year transition period for consumer loans) as the replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as the ISDA protocol, (ii) CME Term SOFR for all other covered non-GSE cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts, but the proposed rules are not yet final. When final rules are released, we will evaluate the impact of the the final rules on assets and liabilities covered by the legislation and continue to consider all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. Some of these options fall within the safe harbor of the federal legislation. As of September 30, 2022, we had $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date.

Income Tax Reform
On August 16, 2022, tax legislation, informally known as the Inflation Reduction Act (the “IRA”), was enacted, and included several changes impacting U.S. federal income tax laws applicable to corporations. The components most relevant to our business are the imposition of a 1% excise tax on stock repurchases by publicly-traded corporations and a 15% corporate minimum tax (“CMT”) on GAAP financial statement income. However, the new legislation explicitly excludes REITs from the law and we do not expect the CMT to apply to our TRSs. In the event the application of the CMT were to be imposed on our

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
TRSs, we do not expect a material impact to our operations as it would simply affect the timing of the payment of income taxes already accrued.
While technical corrections or other amendments to the IRA or administrative guidance interpreting the IRA may be forthcoming, we continue to analyze the overall effects of the IRA to our operations, our industry and the economy in general.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2022 and 2021.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
Interest income	$678,488	$412,972	$1,979,953	$1,560,256
Interest expense	400,491	50,438	645,888	187,458
Net interest income	277,997	362,534	1,334,065	1,372,798
Servicing and related income	74,486	17,948	164,886	37,696
Servicing and related expense	7,780	3,012	17,486	7,912
Net servicing income	66,706	14,936	147,400	29,784
Other income (loss)	(585,069)	181,179	1,297,150	718,597
Less: Total general and administrative expenses	37,922	43,882	119,724	145,313
Income (loss) before income taxes	(278,288)	514,767	2,658,891	1,975,866
Income taxes	(4,311)	(6,767)	45,657	(1,954)
Net income (loss)	(273,977)	521,534	2,613,234	1,977,820
Less: Net income (loss) attributable to noncontrolling interests	1,287	2,290	(453)	3,405
Net income (loss) attributable to Annaly	(275,264)	519,244	2,613,687	1,974,415
Less: Dividends on preferred stock	26,883	26,883	80,649	80,649
Net income (loss) available (related) to common stockholders	$(302,147)	$492,361	$2,533,038	$1,893,766
Net income (loss) per share available (related) to common stockholders
Basic	$(0.70)	$1.36	$6.46	$5.34
Diluted	$(0.70)	$1.36	$6.45	$5.34
Weighted average number of common shares outstanding
Basic	429,858,876	361,328,979	392,172,655	354,606,052
Diluted	429,858,876	361,589,467	392,445,034	354,875,551
Other information
Investment portfolio at period-end	$79,309,699	$74,809,185	$79,309,699	$74,809,185
Average total assets	$79,522,007	$79,519,369	$77,998,303	$83,215,858
Average equity	$11,020,728	$13,678,522	$11,678,888	$13,861,609
GAAP leverage at period-end (1)	5.8:1	4.4:1	5.8:1	4.4:1
GAAP capital ratio at period-end (2)	12.8%	17.9%	12.8%	17.9%
Annualized return on average total assets	(1.38%)	2.62%	4.47%	3.17%
Annualized return on average equity	(9.94%)	15.25%	29.83%	19.02%
Net interest margin (3)	1.42%	2.01%	2.39%	2.38%
Average yield on interest earning assets (4)	3.47%	2.29%	3.55%	2.70%
Average GAAP cost of interest bearing liabilities (5)	2.38%	0.32%	1.36%	0.37%
Net interest spread	1.09%	1.97%	2.19%	2.33%
Weighted average experienced CPR for the period	9.8%	23.1%	13.8%	24.5%
Weighted average projected long-term CPR at period-end	7.6%	12.7%	7.6%	12.7%
Common stock book value per share	$19.94	$33.55	$19.94	$33.55
Non-GAAP metrics *
Interest income (excluding PAA)	$633,074	$473,698	$1,627,502	$1,560,019
Economic interest expense (5)	$259,381	$104,849	$566,327	$404,703
Economic net interest income (excluding PAA)	$373,693	$368,849	$1,061,175	$1,155,316
Premium amortization adjustment cost (benefit)	$(45,414)	$60,726	$(352,451)	$(237)
Earnings available for distribution (6)	$480,696	$437,471	$1,402,129	$1,328,348
Earnings available for distribution per average common share	$1.06	$1.14	$3.37	$3.52
Annualized EAD return on average equity (excluding PAA)	17.57%	12.81%	16.09%	12.79%
Economic leverage at period-end (1)	7.1:1	5.8:1	7.1:1	5.8:1
Economic capital ratio at period-end (2)	11.8%	14.2%	11.8%	14.2%
Net interest margin (excluding PAA) (3)	1.98%	2.04%	2.07%	2.01%
Average yield on interest earning assets (excluding PAA) (4)	3.24%	2.63%	2.92%	2.70%
Average economic cost of interest bearing liabilities (5)	1.54%	0.66%	1.19%	0.79%
Net interest spread (excluding PAA)	1.70%	1.97%	1.73%	1.91%

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

GAAP
Net income (loss) was ($274.0) million, which includes $1.3 million attributable to noncontrolling interests, or ($0.70) per average basic common share, for the three months ended September 30, 2022 compared to $521.5 million, which includes $2.3 million attributable to noncontrolling interests, or $1.36 per average basic common share, for the same period in 2021. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on investments and other and net interest income, partially offset by a favorable change in net gains (losses) on derivatives and net servicing income. Net gains (losses) on investments and other was ($2.7) billion for the three months ended September 30, 2022 compared to $102.8 million for the same period in 2021. Net interest income for the three months ended September 30, 2022 was $278.0 million compared to $362.5 million for the same period in 2021. Net gains (losses) on derivatives was $2.1 billion for the three months ended September 30, 2022 compared to $85.0 million for the same period in 2021. Net servicing income for the three months ended September 30, 2022 was $66.7 million compared to $14.9 million for the same period in 2021. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Net income (loss) was $2.6 billion, which includes ($0.5) million attributable to noncontrolling interests, or $6.46 per average basic common share, for the nine months ended September 30, 2022 compared to $2.0 billion which includes $3.4 million attributable to noncontrolling interests, or $5.34 per average basic common share, for the same period in 2021. We attribute the majority of the change in net income (loss) to higher net gains (losses) on derivatives and lower business divestiture-related losses, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains on derivatives for the nine months ended September 30, 2022 was $4.8 billion compared to $672.4 million for the same period in 2021. Business divestiture-related (losses) was ($27.2) million for the nine months ended September 30, 2022 compared to ($262.0) million for the same period in 2021. Net gains (losses) on investments and other was ($3.5) billion for the nine months ended September 30, 2022 compared to $161.4 million for the same period in 2021. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Earnings available for distribution were $480.7 million, or $1.06 per average common share, for the three months ended September 30, 2022, compared to $437.5 million, or $1.14 per average common share, for the same period in 2021. The change in earnings available for distribution during the three months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower premium amortization expense, excluding PAA, resulting from lower prepayment speed projections, a favorable change in the net interest component of interest rate swaps, and higher net servicing income, partially offset by higher interest expense from an increase in average borrowing rates and average interest bearing liabilities.
Earnings available for distribution were $1.4 billion, or $3.37 per average common share, for the nine months ended September 30, 2022, compared to $1.3 billion, or $3.52 per average common share, for the same period in 2021. The change in earnings available for distribution during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to lower premium amortization expense, excluding PAA, resulting from lower prepayment speed projections, a favorable change in the net interest component of interest rate swaps, higher TBA dollar roll income and higher net servicing income, partially offset by higher interest expense from an increase in average borrowing rates.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(273,977)	$521,534	$2,613,234	$1,977,820
Net income (loss) attributable to noncontrolling interests	1,287	2,290	(453)	3,405
Net income (loss) attributable to Annaly	(275,264)	519,244	2,613,687	1,974,415
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other	2,702,512	(102,819)	3,477,532	(161,431)
Net (gains) losses on derivatives (1)	(1,976,130)	(139,361)	(4,695,350)	(889,616)
Loan loss provision (reversal) (2)	(1,613)	(6,771)	(30,181)	(150,563)
Business divestiture-related (gains) losses	2,936	14,009	27,245	262,045
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (3)	758	1,122	3,190	14,081
Non-EAD (income) loss allocated to equity method investments (4)	(2,003)	(2,046)	(15,193)	(8,585)
Transaction expenses and non-recurring items (5)	1,712	2,201	6,813	4,046
Income tax effect of non-EAD income (loss) items	(9,444)	(6,536)	46,488	4,945
TBA dollar roll income and CMBX coupon income (6)	105,543	115,586	396,708	326,111
MSR amortization (7)	(22,897)	(17,884)	(76,359)	(46,863)
Plus:
Premium amortization adjustment cost (benefit)	(45,414)	60,726	(352,451)	(237)
Earnings available for distribution *	480,696	437,471	1,402,129	1,328,348
Dividends on preferred stock	26,883	26,883	80,649	80,649
Earnings available for distribution attributable to common stockholders *	$453,813	$410,588	$1,321,480	$1,247,699
GAAP net income (loss) per average common share	$(0.70)	$1.36	$6.46	$5.34
Earnings available for distribution per average common share *	$1.06	$1.14	$3.37	$3.52
Annualized GAAP return (loss) on average equity	(9.94%)	15.25%	29.83%	19.02%
Annualized EAD return on average equity *	17.57%	12.81%	16.09%	12.79%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $141.1 million and ($54.4) million for the three months ended September 30, 2022 and September 30, 2021, respectively and $79.6 million and ($217.2) million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
(2) Includes $0.0 million and ($0.6) million for the three months ended September 30, 2022 and 2021, respectively, and ($2.3) million and ($5.3) million for the nine months ended September 30, 2022 and 2021, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(3) Includes depreciation and amortization expense related to equity method investments.
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) The three and nine months ended September 30, 2022 and 2021 includes costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $1.1 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively and $3.2 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Premium amortization expense	$39,406	$233,429	$9,184	$541,646
Less: PAA cost (benefit)	(45,414)	60,726	(352,451)	(237)
Premium amortization expense (excluding PAA)	$84,820	$172,703	$361,635	$541,883

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	September 30, 2022	September 30, 2021
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$54,160,731	$55,475,420
Other secured financing	250,000	729,555
Debt issued by securitization vehicles	7,844,518	3,935,410
Participations issued	745,729	641,006
Debt included in liabilities of disposal group held for sale	—	113,362
Total GAAP debt	$63,000,978	$60,894,753
Less Non-Recourse Debt:
Credit facilities (1)	$—	$(729,555)
Debt issued by securitization vehicles	(7,844,518)	(3,935,410)
Participations issued	(745,729)	(641,006)
Non-recourse debt included in liabilities of disposal group held for sale	—	(113,362)
Total recourse debt	$54,410,731	$55,475,420
Plus / (Less):
Cost basis of TBA and CMBX derivatives	16,209,886	24,202,686
Payable for unsettled trades	9,333,646	571,540
Receivable for unsettled trades	(2,153,895)	(42,482)
Economic debt *	$77,800,368	$80,207,164
Total equity	$10,951,555	$13,717,867
Economic leverage ratio *	7.1:1	5.8:1

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
(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	September 30, 2022	September 30, 2021
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$85,406,764	$76,662,433
Less:
Gross unrealized gains on TBA derivatives (1)	(28,032)	(1,776)
Debt issued by securitization vehicles	(7,844,518)	(3,935,410)
Plus:
Implied market value of TBA derivatives	15,182,806	23,622,635
Total economic assets *	$92,717,020	$96,347,882
Total equity	$10,951,555	$13,717,867
Economic capital ratio * (2)	11.8%	14.2%

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Included in Derivative assets in the Consolidated Statements of Financial Condition.
(2) Economic capital ratio is computed as total equity divided by total economic assets.

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three and nine months ended September 30, 2022.
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2022	$678,488	$(45,414)	$633,074
September 30, 2021	$412,972	$60,726	$473,698
For the nine months ended
September 30, 2022	$1,979,953	$(352,451)	$1,627,502
September 30, 2021	$1,560,256	$(237)	$1,560,019
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2022	$400,491	$(141,110)	$259,381	$277,997	$(141,110)	$419,107	$(45,414)	$373,693
September 30, 2021	$50,438	$54,411	$104,849	$362,534	$54,411	$308,123	$60,726	$368,849
For the nine months ended
September 30, 2022	$645,888	$(79,561)	$566,327	$1,334,065	$(79,561)	$1,413,626	$(352,451)	$1,061,175
September 30, 2021	$187,458	$217,245	$404,703	$1,372,798	$217,245	$1,155,553	$(237)	$1,155,316
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
thereby reducing the yield on such assets. The following table presents the weighted average experienced CPR and weighted average projected long-term CPR on our Agency MBS portfolio as of and for the periods presented.

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2022	9.8%	7.6%
September 30, 2021	23.1%	12.7%
For the nine months ended
September 30, 2022	13.8%	7.6%
September 30, 2021	24.5%	12.7%
(1) For the three and nine months ended September 30, 2022 and 2021, respectively. (2) At September 30, 2022 and 2021, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2022	$78,143,337	$633,074	3.24%	$65,755,563	$259,381	1.54%	373,693	1.70%
September 30, 2021	$72,145,283	$473,698	2.63%	$62,614,042	104,849	0.66%	368,849	1.97%
For the nine months ended
September 30, 2022	$74,285,756	$1,627,502	2.92%	$62,689,128	$566,327	1.19%	1,061,175	1.73%
September 30, 2021	$77,061,130	$1,560,019	2.70%	$67,695,162	$404,703	0.79%	1,155,316	1.91%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Based on amortized cost.
(2) Average interest bearing liabilities reflects the average balances during the period. Economic interest expense is comprised of  GAAP interest expense and the net interest component of interest rate swaps. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2022	$633,074	105,543	(259,381)	$479,236	$78,143,337	18,837,475	$96,980,812	1.98%
September 30, 2021	$473,698	115,586	(104,849)	$484,435	$72,145,283	22,739,226	$94,884,509	2.04%
For the nine months ended
September 30, 2022	$1,627,502	396,708	(566,327)	$1,457,883	$74,285,756	19,544,521	$93,830,277	2.07%
September 30, 2021	$1,560,019	326,111	(404,703)	$1,481,427	$77,061,130	21,122,086	$98,183,216	2.01%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $1.1 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively and $3.2 million and $4.1 million for the nine months ended September 30, 2022 and 2021, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
September 30, 2022	$65,755,563	$63,000,978	$259,381	1.54%	2.47%	3.56%	(1.09%)	(0.93%)	(2.02%)
September 30, 2021	$62,614,042	$60,781,391	$104,849	0.66%	0.09%	0.15%	(0.06%)	0.57%	0.51%
For the nine months ended
September 30, 2022	$62,689,128	$63,000,978	$566,327	1.19%	1.25%	2.17%	(0.92%)	(0.06%)	(0.98%)
September 30, 2021	$67,695,162	$60,781,391	$404,703	0.79%	0.10%	0.19%	(0.09%)	0.69%	0.60%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $154.5 million for the three months ended September 30, 2022 compared to the same period in 2021, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was $141.1 million for the three months ended September 30, 2022 compared to ($54.4) million for the same period in 2021.
Economic interest expense increased by $161.6 million for the nine months ended September 30, 2022 compared to the same period in 2021, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, partially offset by lower average interest bearing liabilities and the change in the net interest component of interest rate swaps, which was $79.6 million for the nine months ended September 30, 2022 compared to ($217.2) million for the same period in 2021.
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
At September 30, 2022 the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. At December 31, 2021, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended September 30, 2022 and 2021

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($1.5) billion for the three months ended September 30, 2022 compared to $12.0 million for the same period in 2021. For the three months ended September 30, 2022, we disposed of Residential Securities with a carrying value of $11.6 billion for an aggregate net loss of ($1.5) billion. For the same period in 2021, we disposed of Residential Securities with a carrying value of $4.8 billion for an aggregate net gain of $26.7 million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($1.2) billion for the three months ended September 30, 2022 compared to $90.8 million for the same period in 2021, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($1.0) billion, securitized residential whole loans of consolidated VIEs of ($492.9) million, residential whole loans of ($64.1) million, partially offset by favorable changes on securitized debt of consolidated VIEs of $335.2 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended September 30, 2022 was $1.3 billion compared to $130.1 million for the same period in 2021, primarily attributable to the change in realized gains (losses) on termination of interest rate swaps. Realized gains (losses) on termination of interest rate swaps was ($83.4) million for the three months ended September 30, 2022 compared to ($1.2) billion for 2021 as in in the current period we terminated fixed-receiver interest rate swaps with a notional amount of $10.0 billion compared to the same period in 2021 when we repositioned our swap portfolio to reduce our exposure to LIBOR and terminated fixed-rate payer and receiver interest rate swaps with notional amounts of $14.7 billion and $14.8 billion, respectively.
Net gains (losses) on other derivatives was $808.2 million for the three months ended September 30, 2022 compared to ($45.2) million for the same period in 2021. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $1.8 billion for the three months ended September 30, 2022 compared to $49.8 million for the same period in 2021, and net gains (losses) on interest rate swaptions, which was $11.7 million for the three months ended September 30, 2022 compared to ($68.9) million for the same period in 2021, partially offset by an unfavorable change in net gains (losses) on TBA derivatives, which was ($1.0) billion for the three months ended September 30, 2022 compared to ($27.3) million for the same period in 2021.

Loan Loss (Provision) Reversal
For the three months ended September 30, 2022 and 2021, net loan loss (provision) reversal were $1.6 million and $6.1 million on corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to the loan loss (provisions) reversals.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Business Divestiture-Related Gains (Losses)
For the three months ended September 30, 2022, the majority of business divestiture-related gains (losses) was associated with the sale of our corporate loan interests, in connection with the announcement of the sale of our MML Portfolio. Refer to the “Sale of Middle Market Lending Portfolio” Note and the “Loans” Note located within Item 1 for additional information related to the transaction. For the three months ended September 30, 2021, the majority of business divestiture-related gains (losses) was associated with the sale of our commercial real estate business. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the transaction.

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

For the Nine Months Ended September 30, 2022 and 2021

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($2.3) billion for the nine months ended September 30, 2022 compared to ($37.6) million for the same period in 2021. For the nine months ended September 30, 2022, we disposed of Residential Securities with a carrying value of $21.0 billion for an aggregate net loss of ($2.3) billion. For the same period in 2021, we disposed of Residential Securities with a carrying value of $11.1 billion for an aggregate net loss of $0.8 million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($1.2) billion for the nine months ended September 30, 2022 compared to $199.0 million for the same period in 2021, primarily due to unfavorable changes in unrealized gains (losses) on securitized residential whole loans of consolidated VIEs of ($1.2) billion, Agency MBS of ($1.0) billion, non-Agency MBS of ($170.2) million, residential whole loans of ($123.7) million, CRT securities of ($72.5) million, partially offset by favorable changes on residential securitized debt of consolidated VIEs of $1.0 billion, and MSR of $185.5 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the nine months ended September 30, 2022 was $3.5 billion compared to $598.5 million for the same period in 2021, attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $3.5 billion for the nine months ended September 30, 2022 compared to $2.0 billion for the same period in 2021, reflecting a sharper rise in forward interest rates during the current period. Realized gains (losses) on termination of interest rate swaps was ($83.4) million for the nine months ended September 30, 2022 compared to ($1.2) billion for the same period in 2021 as in the current period we terminated fixed-receiver interest rate swaps with a notional amount of $10.0 billion compared to the same period in 2021 when we repositioned our swap portfolio to reduce our exposure to LIBOR and terminated fixed-rate payer and receiver interest rate swaps with notional amounts of $14.7 billion and $14.8 billion, respectively.
Net gains (losses) on other derivatives was $1.3 billion for the nine months ended September 30, 2022 compared to $73.9 million for the same period in 2021. The change in net gains (losses) on other derivatives was primarily due to the favorable changes in net gains (losses) on futures derivatives, which was $4.0 billion for the nine months ended September 30, 2022 compared to $468.5 million for the same period in 2021, and net gains (losses) on interest rate swaptions, which was $239.3 million for the nine months ended September 30, 2022 compared to ($40.7) million for the same period in 2021, partially offset by an unfavorable change in TBA derivatives, which was ($2.9) billion for the nine months ended September 30, 2022 compared to ($372.1) million million for the same period in 2021.

Loan Loss (Provision) Reversal
For the nine months ended September 30, 2022 and 2021, net loan loss reversals of $27.9 million on corporate loans and $145.3 million on commercial mortgage and corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Business Divestiture-Related Gains (Losses)
For the nine months ended September 30, 2022, the majority of business divestiture-related gains (losses) were associated with the sale of our corporate loan interests. Refer to the “Sale of Middle Market Lending Portfolio” Note and located within Item 1 for additional information related to the transaction. For the nine months ended September 30, 2021, business divestiture-related gains (losses) were associated with the sale of our commercial real estate business. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 1 for additional information related to the transaction.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
September 30, 2022	$37,922	0.19%	1.38%
September 30, 2021	$43,882	0.22%	1.28%
For the nine months ended
September 30, 2022	$119,724	0.20%	1.37%
September 30, 2021	$145,313	0.23%	1.40%

G&A expenses were $37.9 million for the three months ended September 30, 2022, a decrease of $6.0 million compared to the same period in 2021. G&A expenses were $119.7 million for the nine months ended September 30, 2022, a decrease of $25.6 million compared to the same period in 2021. The change in each period was primarily due to lower expenses on our commercial portfolio, as a result of the sale of our commercial real estate business which was announced in the first quarter of 2021, as well as lower expenses resulting from the divestiture of our MML assets, which was announced in the second quarter of 2022, during the three and nine months ended September 30, 2022 compared with the same periods in 2021.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2022	15.21%	2.42%	(26.35%)	(1.38%)	0.16%	(9.94%)
September 30, 2021	9.01%	0.44%	6.88%	(1.28%)	0.20%	15.25%
For the nine months ended
September 30, 2022	16.14%	1.68%	13.90%	(1.37%)	(0.52%)	29.83%
September 30, 2021	11.12%	0.29%	8.99%	(1.40%)	0.02%	19.02%
(1) Economic net interest income includes the net interest component of interest rate swaps. (2) Other income (loss) excludes the net interest component of interest rate swaps.

Unrealized Gains and Losses - Available-for-Sale Investments
With our available-for-sale accounting treatment on our Agency MBS, which represent the largest portion of assets on balance sheet, unrealized fluctuations in market values of assets do not impact our GAAP net income (loss) but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Unrealized gain	$8,052	$1,444,434
Unrealized loss	(5,439,488)	(486,024)
Accumulated other comprehensive income (loss)	$(5,431,436)	$958,410

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
The fair value of these securities being less than amortized cost at September 30, 2022 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $85.4 billion and $76.8 billion at September 30, 2022 and December 31, 2021, respectively. The change was primarily due to increases in Agency MBS of $2.5 billion, residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $2.6 billion, MSR of $1.2 billion, derivative assets of $1.8 billion, and receivable for unsettled trades of $2.2 billion, partially offset by decreases in corporate loans of $2.0 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2022:

	Residential			Commercial
	Agency MBS	MSR	Residential Credit (1)	Commercial Real Estate	Total
Assets	(dollars in thousands)
Fair value/carrying value	$63,468,629	$1,705,254	$13,535,945	$588,500	$79,298,328
Implied market value of derivatives (2)	15,182,806	—	—	404,619	15,587,425
Debt
Repurchase agreements	50,113,402	—	3,512,276	535,053	54,160,731
Implied cost basis of derivatives (2)	15,790,425	—	—	419,461	16,209,886
Other secured financing	—	250,000	—	—	250,000
Debt issued by securitization vehicles	398,762	—	7,445,756	—	7,844,518
Participations issued	—	—	745,729	—	745,729
Net forward purchases	7,134,813	44,459	479	—	7,179,751
Other
Other assets / liabilities (3)	2,028,195	250,991	78,534	98,697	2,456,417
Net equity allocated	$7,242,228	$1,661,786	$1,910,239	$137,302	$10,951,555

Net equity allocated (%)	66%	15%	18%	1%	100%
Debt/net equity ratio	7.0:1	0.2:1	6.1:1	3.9:1	5.8:1	(4)

(1) Fair value/carrying includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS and CMBX balances under Commercial Real Estate.
(3) Dedicated capital allocations assume capital related to held for sale assets will be redeployed within the Agency business line.
(4) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at September 30, 2022 and December 31, 2021 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2022 and December 31, 2021 we had on our Consolidated Statements of Financial Condition a total of $843.0 million and $77.7 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $3.3 billion and $3.8 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended September 30, 2022 and 2021 was 9.8% and 23.1%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of September 30, 2022 and 2021 was 7.6% and 12.7%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	Estimated Fair Value
Agency
Fixed-rate pass-through	$60,981,115	$58,296,605
Adjustable-rate pass-through	249,504	321,273
CMO	92,320	121,698
Interest-only	172,845	293,914
Multifamily	1,512,100	1,452,713
Reverse mortgages	29,357	39,402
Total agency securities	$63,037,241	$60,525,605
Residential credit
Credit risk transfer	$1,056,906	$936,228
Alt-A	117,844	69,487
Prime	262,835	275,441
Subprime	177,819	163,076
NPL/RPL	1,383,488	983,438
Prime jumbo (>= 2010 vintage)	214,720	171,894
Total residential credit securities	$3,213,612	$2,599,564
Total Residential Securities	$66,250,853	$63,125,169

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,648,252	$58,676,833
Net premium	1,761,912	2,973,471
Amortized cost	72,410,164	61,650,304
Amortized cost / principal amount	102.49%	105.07%
Carrying value	65,790,750	62,577,398
Carrying value / principal amount	93.12%	106.65%
Weighted average coupon rate	3.89%	3.35%
Weighted average yield	3.46%	2.69%
Adjustable-rate Residential Securities (1)
Principal amount	$1,549,131	$1,476,250
Weighted average coupon rate	5.82%	2.81%
Weighted average yield	5.99%	6.57%
Weighted average term to next adjustment (2)	9 Months	11 Months
Weighted average lifetime cap (3)	9.31%	0.18%
Principal amount at period end as % of total residential securities	2.19%	2.52%
Fixed-rate Residential Securities (1)
Principal amount	$69,099,121	$57,200,583
Weighted average coupon rate	3.84%	3.36%
Weighted average yield	3.41%	2.60%
Principal amount at period end as % of total residential securities	97.81%	97.48%
Interest-only Residential Securities
Notional amount	$12,458,509	$6,583,768
Net premium	725,931	720,235
Amortized cost	725,931	720,235
Amortized cost / notional amount	5.83%	10.94%
Carrying value	460,103	547,771
Carrying value / notional amount	3.69%	8.32%
Weighted average coupon rate	0.85%	2.01%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2022.

		Payment Structure		Investment Characteristics
Product	Total	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Credit risk transfer	$1,056,906	$—	$1,056,906	6.77%	1.98%	0.94%	9.49%
Alt-A	117,844	69,693	48,151	4.15%	13.30%	5.46%	10.17%
Prime	262,835	50,206	212,629	4.78%	8.96%	2.14%	8.03%
Subprime	177,819	65,282	112,537	4.68%	18.76%	7.70%	11.21%
Re-performing loan securitizations	885,654	493,083	392,571	3.89%	28.07%	25.10%	8.94%
Non-performing loan securitizations	497,834	470,343	27,491	3.56%	36.20%	77.41%	13.65%
Prime jumbo (>=2010 vintage)	214,720	14,218	200,502	4.81%	2.96%	1.58%	5.57%
Total/weighted average (2)	$3,213,612	$1,162,825	$2,050,787	4.96%	16.27%	19.65%	9.25%

(1) Represents the 3 month voluntary prepayment rate (“VPR”) and excludes the impact of interest-only securities. (2) Total investment characteristics exclude the impact of interest-only securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$1,056,906	$—	$1,056,906
Alt-A	4,216	106,443	7,185	—	117,844
Prime	24,859	219,792	4,457	13,727	262,835
Subprime	—	110,618	67,066	135	177,819
Re-performing loan securitizations	—	885,654	—	—	885,654
Non-performing loan securitizations	—	497,834	—	—	497,834
Prime jumbo (>=2010 vintage)	—	167,144	33,358	14,218	214,720
Total	$29,075	$1,987,485	$1,168,972	$28,080	$3,213,612

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2022. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2022, the interest rate swaps had a net fair value of ($71.2) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$53,955,136	$205,595	$—	$—	$54,160,731
Interest expense on repurchase agreements (1)	273,695	1,661	—	—	275,356
Other secured financing	—	250,000	—	—	250,000
Interest expense on other secured financing (1)	14,736	11,022	—	—	25,758
Debt issued by securitization vehicles (principal)	—	—	—	9,018,805	9,018,805
Interest expense on debt issued by securitization vehicles	280,122	560,244	560,244	8,071,458	9,472,068
Participations issued (principal)	—	—	—	789,498	789,498
Interest expense on participations issued	44,090	88,181	88,181	1,118,257	1,338,709
Long-term operating lease obligations	4,001	8,219	525	90	12,835
Total	$54,571,780	$1,124,922	$648,950	$18,998,108	$75,343,760

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2022.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2022, we received $7.9 billion from principal repayments and $16.7 billion in cash from disposal of Residential securities. During the nine months ended September 30, 2021, we received $14.6 billion from principal repayments and $11.1 billion in cash from disposal of Residential Securities.

Off-Balance Sheet Arrangements
We do not have any relationships with unconsolidated entities or financial partnerships which would have been established for the sole purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
We have limited future funding commitments related to certain of our unconsolidated joint ventures. In addition, we have provided customary non-recourse carve-out and environmental guarantees (or underlying indemnities with respect thereto) with respect to mortgage loans held by subsidiaries of these unconsolidated joint ventures. We believe that the likelihood of making any payments under these guarantees is remote, and have not accrued a related liability at September 30, 2022.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	4,679	3,649
Additional paid-in capital	22,967,665	20,324,780
Accumulated other comprehensive income (loss)	(5,431,436)	958,410
Accumulated deficit	(8,211,358)	(9,653,582)
Total stockholders’ equity	$10,866,119	$13,169,826

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and nine months ended September 30, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
During the three months ended September 30, 2022, we closed the public offering of an original issuance of 25 million shares of common stock for proceeds of $665.0 million before deducting offering expenses. During the the nine months ended September 30, 2022, we closed two public offerings for an aggregate original issuance of 50 million shares of common stock for aggregate proceeds of $1.31 billion before deducting offering expenses. In connection with each offering, we granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full in both instances, resulting in an additional $99.8 million and $196.5 million in proceeds before deducting offering expenses for the three and nine months ended September 30, 2022 respectively. The stock offerings conducted during the three and nine months ended September 30, 2022 were completed prior to the Reverse Stock Split and the foregoing share amounts have been retroactively adjusted to reflect the effects thereof.
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, collectively, the “Sales Agreements”) with each of RBC Capital Markets, LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, we may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the three and nine months ended September 30, 2022, under the at-the-market sales program, we issued 36.8 million shares for proceeds of $913.9 million and 45.2 million shares for proceeds of $1.1 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2021, under the at-the-market sales program, we

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
issued 1.4 million and 12.8 million shares for proceeds of $49.0 million and $469.5 million, respectively, each net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program. The foregoing share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
On November 3, 2022, we entered into Amendment No. 2 to the Sales Agreements with each of the Sales Agents to increase the available amount of shares of our common stock that we may sell through the Sales Agents. Refer to Item 5 for additional information related to this increase to the at-the-market sales program.
Preferred Stock
On November 3, 2022, our Board of Directors approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024.
Purchases made pursuant to the Preferred Stock Repurchase Program will be made in either the open market or in privately negotiated transactions from time to time as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any repurchases will be determined by us in our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The authorization does not obligate us to acquire any particular amount of Preferred Stock and the program may be suspended or discontinued at our discretion without prior notice.

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
Our GAAP leverage ratio at September 30, 2022 and December 31, 2021 was 5.8:1 and 4.7:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 7.1:1 and 5.7:1, at September 30, 2022 and December 31, 2021, respectively. Our GAAP capital ratio at September 30, 2022 and December 31, 2021 was 12.8% and 17.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 11.8% and 14.4% at September 30, 2022 and December 31, 2021, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
Risk assessment and risk management are the responsibility of our management. A series of management committees has oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Three primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (“ERC”), Asset and Liability Committee (“ALCO”) and the Financial Reporting and Disclosure Committee (“FRDC”). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations, including oversight and approval authority over all aspects of our enterprise risk management.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2022 and December 31, 2021, the weighted average days to maturity was 57 days and 52 days, respectively.

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
At September 30, 2022, we had total financial assets and cash pledged against existing liabilities of $57.6 billion. The weighted average haircut was approximately 4% on repurchase agreements, primarily attributable to Agency MBS. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2022 compared to the same period in 2021, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2022.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2022	$56,354,310	$54,160,731	$139,991	$—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—
September 30, 2020	67,542,187	64,633,447	286,792	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2022. The weighted average remaining maturity on our repurchase agreements and other secured financing was 59 days at September 30, 2022:

	September 30, 2022
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	23,789,105	2.95%	43.6%
30 to 59 days	13,141,434	3.04%	24.2%
60 to 89 days	1,097,481	3.72%	2.0%
90 to 119 days	3,292,070	3.12%	6.1%
Over 120 days (1)	13,090,641	3.29%	24.1%
Total	$54,410,731	3.08%	100.0%

(1) Approximately 0% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2022:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$54,160,731	3.13%	2.25%	57
Other secured financing	250,000	5.81%	7.15%	638
Debt issued by securitization vehicles (2)	9,018,805	3.07%	2.99%	12,042
Participations issued (2)	789,498	5.58%	4.48%	11,082
Total indebtedness	$64,219,034

(1) Determined based on estimated weighted-average lives of the underlying debt instruments. (2) Non-recourse to Annaly.

Excess Liquidity
Our primary source of liquidity is the availability of unencumbered assets which may be provided as collateral to support additional funding needs. We target minimum thresholds of available, unencumbered assets to maintain excess liquidity. The following table illustrates our asset portfolio available to support potential collateral obligations and funding needs.
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2022:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,169,631	$296,540	$1,466,171
Investments, at carrying value (1)
Agency mortgage-backed securities (2)	52,757,032	4,049,168	56,806,200
Credit risk transfer securities	988,641	68,265	1,056,906
Non-agency mortgage-backed securities	1,990,590	166,116	2,156,706
Commercial mortgage-backed securities	584,163	4,337	588,500
Residential mortgage loans (2)	9,861,111	461,152	10,322,263
MSR	727,927	977,327	1,705,254
Assets of disposal group held for sale (3)	11,371	—	11,371
Other assets (4)	—	92,245	92,245
Total financial assets	$68,090,466	$6,115,150	$74,205,616

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Comprised of corporate loans held for sale
(4) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2022:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,466,171
Residential Securities (2) (3)	59,588,289
Commercial mortgage-backed securities	588,500
Residential mortgage loans (4)	1,551,637
Total liquid assets	$63,194,597
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (5)	97.28%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $57.6 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2022. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized Agency MBS of consolidated VIEs carried at fair value of $0.4 billion.
(4) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $8.8 billion.
(5) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $9.2 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2022 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,466,171	$—	$—	$—	$1,466,171
Agency mortgage-backed securities (principal)	182	741	672,443	66,495,733	67,169,099
Residential credit risk transfer securities (principal)	1,217	8,484	65,317	1,025,926	1,100,944
Non-agency mortgage-backed securities (principal)	56,883	223,153	1,276,274	821,899	2,378,209
Commercial mortgage-backed securities (principal)	—	6,409	561,202	43,970	611,581
Total securities	58,282	238,787	2,575,236	68,387,528	71,259,833
Residential mortgage loans (principal)	—	—	—	1,638,823	1,638,823
Total loans	—	—	—	1,638,823	1,638,823
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	10,285,537	10,285,537
Total financial assets - maturity	1,524,453	238,787	2,575,236	80,311,888	84,650,364
Effect of utilizing reset dates (1)	12,268,603	355,912	(468,669)	(12,155,846)	—
Total financial assets - interest rate sensitive	$13,793,056	$594,699	$2,106,567	$68,156,042	$84,650,364
Financial liabilities
Repurchase agreements	$38,028,019	$15,927,117	$205,595	$—	$54,160,731
Other secured financing	—	—	250,000	—	250,000
Debt issued by securitization vehicles (principal)	—	—	—	9,018,805	9,018,805
Participations issued (principal)	—	—	—	789,498	789,498
Total financial liabilities - maturity	38,028,019	15,927,117	455,595	9,808,303	64,219,034
Effect of utilizing reset dates (1)(2)	(39,242,366)	13,590,200	7,459,600	18,192,566	—
Total financial liabilities - interest rate sensitive	$(1,214,347)	$29,517,317	$7,915,195	$28,000,869	$64,219,034

Maturity gap	$(36,503,566)	$(15,688,330)	$2,119,641	$70,503,585	$20,431,330

Cumulative maturity gap	$(36,503,566)	$(52,191,896)	$(50,072,255)	$20,431,330

Interest rate sensitivity gap	$15,007,403	$(28,922,618)	$(5,808,628)	$40,155,173	$20,431,330

Cumulative rate sensitivity gap	$15,007,403	$(13,915,215)	$(19,723,843)	$20,431,330

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

Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our interest earning assets and the interest expense

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
incurred from interest bearing liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our assets and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we utilize contracts linked to LIBOR but may also enter into interest rate swaps where the floating leg is linked to the overnight index swap rate or another index, particularly in light of the scheduled cessation of LIBOR. In addition, we may use MAC interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2022. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	4.3%	0.5%	3.7%
-50 Basis points	2.9%	0.4%	2.9%
-25 Basis points	1.5%	0.2%	1.7%
+25 Basis points	(1.5%)	(0.3%)	(2.1%)
+50 Basis points	(3.0%)	(0.6%)	(4.5%)
+75 Basis points	(4.6%)	(0.9%)	(7.1%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.7%	14.1%
-15 Basis points	1.0%	8.4%
-5 Basis points	0.3%	2.8%
+5 Basis points	(0.3%)	(2.8%)
+15 Basis points	(1.0%)	(8.3%)
+25 Basis points	(1.7%)	(13.7%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.
(2) Scenarios include securities, residential mortgage loans, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes the net interest component of interest rate swaps.
(3) Scenarios include securities, residential mortgage loans, MSR and derivative instruments.
(4) NAV represents book value of equity.

Credit Risk Management
Key risk parameters have been established to specify our credit risk appetite. We seek to manage credit risk by making investments which conform to the firm’s specific investment policy parameters and optimize risk-return attributes.
While we do not expect to encounter credit risk in our Agency mortgage-backed securities, we face credit risk on the non-Agency mortgage-backed securities and CRT securities in our portfolio. In addition, we are also exposed to credit risk on residential mortgage loans and commercial real estate investments. MSR values may also be impacted through reduced servicing fees and higher costs to service the underlying mortgage loans due to borrower performance. Generally, we are subject to risk of loss if an issuer or borrower fails to perform its contractual obligations. We have established policies and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
procedures for mitigating credit risk, including establishing and reviewing limits for credit exposure. We will originate or purchase commercial investments that meet our comprehensive underwriting process and credit standards and are approved by the appropriate committee. In the case of residential mortgage loans and MSR, we may engage a third party to perform due diligence on a sample of loans that we believe sufficiently represents the entire pool. Once an investment is made, our ongoing surveillance process includes regular reviews, analysis and oversight of investments by our investment personnel and appropriate committee. We review credit and other risks of loss associated with each investment. Our management monitors the overall portfolio risk and determines estimates of provision for loss. Additionally, ALCO has oversight of our credit risk exposure. Our portfolio composition, based on balance sheet values, at September 30, 2022 and December 31, 2021 was as follows:

	September 30, 2022	December 31, 2021
Category
Agency mortgage-backed securities (1)	80.0%	81.9%
Credit risk transfer securities	1.3%	1.3%
Non-agency mortgage-backed securities	2.7%	2.2%
Residential mortgage loans (1)	13.0%	10.4%
Mortgage servicing rights	2.2%	0.7%
Interests in MSR	—%	0.1%
Commercial real estate (2)	0.8%	0.7%
Corporate debt (3)	—%	2.7%
(1) Includes assets transferred or pledged to securitization vehicles.
(2) Excludes commercial real estate assets held for sale as of December 31, 2021.
(3) Excludes corporate loans held for sale as of September 30, 2022.

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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at September 30, 2022:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$43,904,932	$(24,716)	$3,582,109
Europe	10	7,345,431	(46,494)	1,442,477
Japan	4	3,160,368	—	170,961
Total	36	$54,410,731	$(71,210)	$5,195,547

(1) Represents repurchase agreements and other secured financing.
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

Interest Rate Swaps
Description: We are required to account for derivative assets and liabilities at fair value, which may or may not be cleared through a derivative clearing organization. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization.
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
Sensitivity of Estimates to Change: Changes in the OIS curve will impact the carrying value of our interest rate swap assets and liabilities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. See the interest rate sensitivity and interest rate shock analysis and discussions within this Item 2 for further information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

Average GAAP Cost of Interest Bearing Liabilities and Average Economic Cost of Interest Bearing Liabilities
Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities is a non-GAAP financial measure that reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities.

Average Life
On a mortgage-backed security, the average time to receipt of each dollar of principal, weighted by the amount of each principal prepayment, based on prepayment assumptions.

Average Yield on Interest Earnings Assets and Average Yield on Interest Earnings Assets (excluding PAA)
Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is a non-GAAP financial measure that is calculated using annualized interest income (excluding PAA).

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

E

Earnings available for distribution (“EAD”) and Earnings available for distribution Per Average Common Share
Non-GAAP financial measure defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding depreciation expense related to commercial real estate and amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Earnings available for distribution per average common share is a non-GAAP financial measure calculated by dividing earnings available for distribution by average basic common shares for the period.

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

Net Interest Margin and Net Interest Margin (excluding PAA)
Net interest margin represents our interest income less interest expense divided by average interest earning assets. Net interest margin (excluding PAA) is a non-GAAP financial measure that represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.

Net Interest Spread and Net Interest Spread (excluding PAA)
Net interest spread represents the average yield on interest earning assets less the average GAAP cost of interest bearing liabilities. Net interest spread (excluding PAA) is a non-GAAP financial measure that represents the average yield on interest earning assets (excluding PAA) less the average economic cost of interest bearing liabilities.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. At September 30, 2022, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended September 30, 2022. As of September 30, 2022, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

ITEM 5. OTHER INFORMATION

On November 3, 2022, the Company entered into an Amendment No. 2 (collectively, the “Amendments”) to each of the separate Amended and Restated Distribution Agency Agreements, previously entered into on August 6, 2020 and amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021 (collectively, the “Sales Agreements,” and as amended by the Amendments, the “Amended Sales Agreements”), with each of J.P. Morgan Securities LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (the “Sales Agents”). Under the terms of the Sales Agreements, the Company was able to offer and sell shares of its common stock, par value $0.01 per share (“Common Stock”), having an aggregate offering price of up to $1,500,000,000 from time to time through any of the Sales Agents.
As of the date of this filing, the Company had utilized approximately $1,274,000,000 in capacity of the original $1,500,000,000 aggregate offering price of Common Stock, leaving approximately $225,811,000 aggregate offering price of Common Stock available to be sold under the Sales Agreements. The Company entered into the Amendments to increase the available number of shares of Common Stock that the Company may sell through the Sales Agents, from time to time, under the Amended Sales Agreements back up to an aggregate offering price of up to $1,500,000,000 (the “Shares”). The Amendments made no other changes to the Sales Agreements.
Pursuant to the Amended Sales Agreements, the Shares may be offered and sold through the Sales Agents in transactions deemed to be “at-the-market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Under the Amended Sales Agreements, each Sales Agent (at the Company’s election) will use commercially reasonable efforts consistent with its normal sales and trading practices to sell the Shares as directed by the Company. Under the Amended Sales Agreements, the Company will pay each of the Sales Agents a commission that will not exceed, but may be lower than, 1.25% of the gross sales price per share of Shares sold through it. The Amended Sales Agreements contain customary representations, warranties and agreements of the Company and customary conditions to completing future sale transactions, indemnification rights and obligations of the parties and termination provisions.
Shares sold under the Amended Sales Agreements, if any, will be issued pursuant to the Company’s automatic shelf registration statement on Form S-3ASR (File No. 333-262424), including the prospectus dated January 31, 2022 and the prospectus supplement dated November 3, 2022, as the same may be amended or supplemented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

The foregoing description of the Amendments is not complete and is qualified in its entirety by reference to the entire Amendments, copies of which are attached hereto as Exhibits 10.1 through 10.10, inclusive, and which are incorporated herein by reference. A copy of the opinion of Venable LLP relating to the legality of the issuance and sale of the Shares is attached to this Quarterly Report on Form 10-Q as Exhibit 5.1.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

1.1	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and J.P. Morgan Securities LLC.
1.2	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and BofA Securities, Inc.
1.3	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and Barclays Capital Inc.
1.4	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and Citigroup Global Markets Inc.
1.5	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and Credit Suisse Securities (USA) LLC.
1.6	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and Goldman Sachs & Co. LLC.
1.7	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and Keefe, Bruyette & Woods, Inc.
1.8	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and RBC Capital Markets, LLC.
1.9	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and UBS Securities LLC.
1.10	Amendment No. 2 to the Amended and Restated Distribution Agency Agreement, dated November 3, 2022, by and between Annaly Capital Management, Inc. and Wells Fargo Securities, LLC.
3.1	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed September 23, 2022).
3.2	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed September 23, 2022).
5.1	Opinion of Venable LLP.
23.1	Consent of Venable LLP (included in Exhibit 5.1).
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2022 (Unaudited) and December 31, 2021 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2021); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 3, 2022	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, President and Director (Principal Executive Officer)

Dated:	November 3, 2022	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1