Form 10-K
period 2022-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2023-02-16
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
At June 30, 2022, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $9.5 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s common stock outstanding on January 31, 2023 was 493,615,144.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2022.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements
This presentation, other written or oral communications, and our public documents to which we refer contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Such statements include those relating to the Company’s future performance, macro outlook, the interest rate and credit environments, tax reform and future opportunities. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities (“MBS”) and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of the Company’s assets; changes in business conditions and the general economy; the Company’s ability to grow its residential credit business; the Company's ability to grow its mortgage servicing rights business; credit risks related to the Company’s investments in credit risk transfer securities and residential mortgage-backed securities and related residential mortgage credit assets; risks related to investments in mortgage servicing rights; the Company’s ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940; operational risks or risk management failures by us or critical third parties, including cybersecurity incidents; and risks and uncertainties related to the COVID-19 pandemic, including as related to adverse economic conditions on real estate-related assets and financing conditions. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

Website and Social Media Disclosure
We use our website (www.annaly.com) and LinkedIn account (www.linkedin.com/company/annaly-capital-management) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Annaly when you enroll your email address by visiting the “Investors” section of our website, then clicking on “Investor Resources” and selecting “Email Alerts” to complete the email notification form. Our website, any alerts and social media channels are not incorporated into this annual report on Form 10-K.

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

Investment Groups
Our three investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including Agency commercial mortgage-backed securities.
Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Mortgage Servicing Rights Group	Invests in MSR, which provide the right to service residential mortgage loans in exchange for a portion of the interest payments made on the loans.
In April 2022, we entered into a definitive agreement to sell substantially all of the assets that comprise our Middle Market Lending (“MML”) portfolio, including assets held on balance sheet as well as assets managed for third parties. During the year ended December 31, 2022, the assets comprising the MML portfolio were legally transferred. For additional information about this transaction, see the Note titled “Sale of Middle Market Lending Portfolio” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”
In March 2021, we entered into a definitive agreement to sell and exit our Commercial Real Estate (“CRE”) business with the platform and the significant majority of the assets transferred during the year ended December 31, 2021. During the year ended December 31, 2022, the remaining CRE assets and associated liabilities were transferred. For additional information about this transaction, see the Note titled “Sale of Commercial Real Estate Business” in the Notes to the Consolidated Financial Statements included in Item 15. “Exhibits, Financial Statement Schedules.”
Operating Platform
Our operating platform reflects our investments in systems, infrastructure and personnel. Our technology investments have led to the development of proprietary portfolio analytics, financial and capital allocation modeling, portfolio cash and accounting sub-ledger systems, and other risk and reporting tools, which, coupled with cutting-edge digital transformation applications, support the diversification and operating efficiency of our business and our ability to implement new investment strategies. Our operating platform supports our investments in Agency assets as well as residential credit assets, commercial real estate assets, residential mortgage loans, and mortgage servicing rights. We believe that the diversity of our investment alternatives provides us the flexibility to adapt to changes in market conditions and to take advantage of potential opportunities.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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
–We have partnered with GIC Private Limited (“GIC”), a leading Sovereign Wealth Fund, through the creation of a joint venture with the purpose of investing in residential credit assets, including newly-originated residential loans and securities issued by our subsidiaries.
–We have partnered with Capital Impact Partners, a national community development financial institution, to create a social impact joint venture supporting projects in underserved communities across the country.
–We have partnered with Fifth Wall Ventures, the largest venture capital firm focused on technology for the real estate industry, through a commitment to invest in their funds that target investments in North American early- and late-stage real estate software and marketplace companies. The partnership aims to identify innovative platforms and services that provide efficiencies across our core investment strategies.

Our Portfolio and Capital Allocation Policy
Under our capital allocation policy and subject to oversight by our Board of Directors (“Board”), we may allocate our investments within our target asset classes as we determine to be appropriate from time to time.
Our Board may adopt changes to our capital allocation policy and targeted assets at its discretion.
The nature of our assets and our operations are intended to meet our REIT qualification requirements and our exemption from registration as an investment company under the Investment Company Act of 1940, as amended (“Investment Company Act”).
Our portfolio composition and capital allocation at December 31, 2022 and 2021 were as follows:

	December 31, 2022		December 31, 2021
Asset Classes	Percentage of Portfolio	Capital Allocation (1)(3)	Percentage of Portfolio	Capital Allocation (1)(3)
Agency (2)(3)	90%	66%	91%	63%
Residential Credit (3)	7%	19%	5%	24%
MSR	2%	14%	1%	5%
Commercial Real Estate (4)	1%	1%	1%	—%
Corporate Debt (5)	—%	—%	2%	8%
(1) Capital allocation for each of the investment strategies is calculated as the difference between each of the investment strategy’s allocated assets and liabilities. It represents the percentage of equity allocated to each category. Dedicated capital allocations as of December 31, 2021 assume capital related to held for sale assets will be redeployed with the Agency business. Dedicated capital allocations as of December 31, 2021 exclude commercial real estate assets.
(2) Includes to-be-announced forward contracts (“TBAs”).
(3) Assets exclude assets transferred or pledged to securitization vehicles, include TBA purchase contracts (market value), unsettled MSR commitments, CMBX derivatives (market value), and retained securities that are eliminated in consolidation and are shown net of participations issued.
(4) During the year ended December 31, 2021, a significant majority of assets were transferred in connection with a definitive agreement to sell and exit our CRE business. During the year ended December 31, 2022, the remaining CRE assets and liabilities were transferred.
(5) During the year ended December 31, 2022, we sold all of the assets that comprised the MML portfolio.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational Risk	We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.
Compliance, Regulatory and Legal	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.
Our Board has reviewed and approved the investment and operating policies and strategies that support our risk appetite statement set forth in this Form 10-K. Our Board has the power to modify or waive these policies and strategies to the extent that our Board, in its discretion, determines that the modification or waiver is in our best interests. Among other factors, market developments that affect our policies and strategies or that change our assessment of the market may cause our Board to revise our policies and strategies.
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
•The impact of the asset to our REIT compliance and our exemption from registration under the Investment Company Act; and
•The capital and operational requirements associated with the purchase and financing of the asset.

We target the purchase and sale of the assets listed below as part of our investment strategy. Our targeted assets and asset acquisition strategy may change over time as market conditions change and as our business evolves.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Investment Group	Targeted Asset Class	Description
Annaly Agency Group	Agency mortgage-backed securities	Agency pass-through certificates issued or guaranteed by Agencies. Other Agency MBS include collateralized mortgage obligations (“CMOs”), interest-only securities and inverse floaters
	To-be-announced forward contracts (“TBAs”)	Forward contracts for Agency pass-through certificates
	Agency commercial mortgage-backed securities	Pass-through certificates collateralized by commercial mortgages guaranteed by the Agencies
Annaly Residential Credit Group	Residential mortgage loans	Residential mortgage loans that are not guaranteed by the Agencies
	Residential mortgage-backed securities	Securities collateralized by pools of residential loans that are not guaranteed by one of the Agencies
	Agency or private label credit risk transfer securities (“CRT”)	Risk sharing transactions issued by Freddie Mac and Fannie Mae and similarly structured transactions arranged by third party market participants, designed to synthetically transfer mortgage credit risk to private investors
Annaly Mortgage Servicing Rights Group	Mortgage Servicing Rights (“MSR”)	Rights to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the loans
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
We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2022, we had $59.5 billion of repurchase agreements outstanding.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2022, the weighted average days to maturity was 27 days.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program (“OBX”). We are a programmatic securitization sponsor of new origination, residential whole loans with 39 deals comprising $15.5 billion of issuance since the beginning of 2018. During the year ended December 31, 2022, we issued 16 OBX securitizations backed by $6.2 billion of residential whole loans.
We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1 considerate of our overall capital allocation framework. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1, and since the Coronavirus Disease 2019 (“COVID-19”) pandemic began an economic leverage ratio closer to or below 7:1. For

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
purposes of calculating this ratio, our economic leverage ratio is equal to the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity.
Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate measures. Our actions may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.
The following table presents our leverage and capital ratios as of the periods presented.

	December 31, 2022	December 31, 2021
GAAP leverage ratio	6.0:1	4.7:1
Economic leverage ratio *	6.3:1	5.7:1
GAAP capital ratio	13.9%	17.2%
Economic capital ratio *	13.4%	14.4%
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

Information about our Executive Officers
The following table sets forth certain information as of February 16, 2023 concerning our executive officers:

Name	Age	Title
David L. Finkelstein	50	Chief Executive Officer and Chief Investment Officer
Serena Wolfe	43	Chief Financial Officer
Steven F. Campbell	50	President and Chief Operating Officer
Anthony C. Green	48	Chief Corporate Officer, Chief Legal Officer and Secretary

David L. Finkelstein has served as the Chief Executive Officer of Annaly since March 2020 and Chief Investment Officer since November 2022. Mr. Finkelstein previously served as President of Annaly from March 2020 until December 2022 and Annaly’s Chief Investment Officer from November 2016 until December 2021. Prior to that, Mr. Finkelstein served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and policy advisor for the MBS purchase

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
program. Mr. Finkelstein has over 25 years of experience in fixed income investments. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein is a member of the Treasury Market Practices Group sponsored by the Federal Reserve Bank of New York. Mr. Finkelstein received his B.A. in Business Administration from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.
Serena Wolfe has served as Chief Financial Officer of Annaly since December 2019. Prior to joining Annaly in 2019, Ms. Wolfe served as a Partner at Ernst & Young (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe currently serves on the boards of Berkshire Grey, Inc. and Doma Holdings, Inc. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York, California, Illinois and Pennsylvania.
Steven F. Campbell has served as President of Annaly since December 2022 and Chief Operating Officer of Annaly since June 2020. Prior to these positions, Mr. Campbell served in a number of other senior roles at Annaly, including as Head of Business Operations from September 2019 to June 2020, Head of Credit Operations and Enterprise Risk from February 2018 to September 2019, Chief Operating Officer of Annaly Commercial Real Estate Group from December 2016 to February 2018 and Head of Credit Strategy from April 2015 to February 2018. Mr. Campbell has over 25 years of experience in financial services. Prior to joining Annaly in 2015, Mr. Campbell held various roles over six years at Fortress Investment Group LLC, including serving as a Managing Director in the Credit Funds business. Prior to that, Mr. Campbell held positions at General Electric Capital Corporation and D.B. Zwirn & Co., L.P. with a focus on credit and debt restructuring. Mr. Campbell received a B.B.A. from the University of Notre Dame and a M.B.A. from the University of Chicago, Booth School of Business.
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
Human Capital
Our Human Capital team oversees our company’s workforce management to ensure its objectives are strategically integrated with the firm’s goals and business plans. We proactively review human capital management best practices on an ongoing basis to continually enhance our employee experience. In addition, the Management Development and Compensation (“MDC”) Committee of the Board provides independent oversight of our policies and strategies related to human capital management. Further, the Chair of the MDC Committee liaises on certain human capital topics with the Chair of the Corporate Responsibility Committee of the Board as appropriate.
As of December 31, 2022, we had 161 employees.
Our People and Culture
Our employees are the driving force behind Annaly’s success, and we are committed to promoting their well-being, engagement, and development to help them reach their highest potential. Our culture is focused on fostering a diverse, inclusive and rewarding work environment for all employees, with ongoing opportunities for career development, wellness support, and empowerment.
Our culture is built on five core values: ownership, humility, accountability, collaboration, and diversity, equity and inclusion. These values are embedded in our professional and personal conduct and are crucial to how we operate our business. All employees are responsible for upholding these values, which form the bedrock of our culture and are vital to the continued success of our company. Guided by these values, we are committed to attracting, developing and retaining the best talent, with diverse experiences, perspectives and backgrounds.
We utilize employee surveys, including an engagement survey, to create open and honest feedback channels that foster our ability to actively involve our employees in the design and evolution of our culture, enhance our overall productivity, and mitigate risk. Our leaders review and incorporate survey feedback to increase employee engagement and drive positive changes throughout our company. We remain committed to maintaining an environment of consistent feedback as we strive for high employment satisfaction levels.
Diversity, Equity & Inclusion
The diversity of our employees enables our company to cultivate innovation, fresh perspectives and agility. Diversity, equity and inclusion are essential tenets of our corporate culture. Our Human Capital team, in coordination with an Inclusion Support

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
Committee of Executive Sponsors, is responsible for overseeing and continuing to improve our diversity, equity and inclusion initiatives.
We are committed to promoting diversity, including gender and racial/ethnic diversity, across all levels of our company. With 53% of total employees in 2022 identifying as either female or racially/ethnically diverse, we are driven by the belief that having a diverse group of employees supports our continued long-term growth. Our seven employee network groups, which include the Women’s Interactive Network (“WIN”), the Asian American and Pacific Islander Employee Network, the Black Employee Network, the Latin American Employee Network, the Disabilities Within a Family Network, the Veteran’s Employee Network and the Annaly Pride Network, provide targeted development and networking opportunities, knowledge exchanges, mentorship, coaching and volunteer efforts. Further, we recognize and understand that education, training and candid conversations are key to embedding and advancing diversity, equity and inclusion within our organization and culture. To further promote and foster such a foundation, our efforts also include offering firm-wide training on topics such as unconscious bias and allyship, hosting various forums for employees to openly discuss their views and providing opportunities for employee connection and networking, as well as actively seeking out feedback through periodic employee surveys.
Compensation, Benefits and Wellness
Our employee compensation program includes base salary, annual incentive bonuses and stock-based awards. Employee compensation packages are designed to align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees.
In addition, we invest in a wide range of benefits and wellness initiatives that support healthy lifestyles and choices for our employees. We offer benefits including health and insurance coverage, health savings and flexible spending accounts, telemedicine benefits, 401(k) plans, paid time off and family care resources. We also sponsor a wide range of initiatives that promote employee wellness and mental well-being, including access to talk therapy, health coaching and stress management support. Over the last few years, we have enhanced our parental and family care benefits to provide extended leave and fertility assistance.
COVID-19 has challenged the way we work and operate. It has tested our resiliency, nimbleness and flexibility of our people and culture. At Annaly, we understand that we must continue to provide an environment where our employees feel safe, motivated, empowered, and prepared, regardless of whatever challenges arise in the future. In addition to addressing physical health and safety concerns, we recognize that people’s daily emotional lives and mental health play a key role in their overall wellness. As such, we continue to evaluate ways to promote and expand our mental health offerings. Additionally, we recognize that part of meeting employee needs includes institutionalizing broader and longer-term flexibility where appropriate. Flexibility comes in many forms at Annaly, including vacation and sick time, hybrid work options, and location strategy. We remain committed to evaluating the evolving definition of flexibility and promoting programs and practices that foster inclusivity and well-being both personally and professionally.
Learning and Development
We seek to invest in and promote talent to cultivate a high-performance culture and build on the capabilities and full potential of our employees.
We offer a number of learning and development programs tailored to our employees’ needs and interests as well as our overall strategic business objectives. We also have a tuition reimbursement plan that provides financial support toward the cost of furthering employee education in a field directly related to their job. In 2022, we began offering individual style and culture sessions to new employees to promote professional awareness and understanding of our company’s culture initiatives. Additionally, we continue to offer knowledge share sessions to all employees that focus on core business strategies and initiatives in an effort to foster holistic and inclusive learning.
Corporate and Employee Philanthropy and Volunteerism
Our corporate giving has been focused on high-impact programs that seek to advance social issues we are committed to, including combating homelessness and advancing the professional development of women and underrepresented groups. Annaly and our employees endeavor to meaningfully contribute to the communities where we live, work, and invest by partnering with well-established non-profit organizations and through Annaly’s corporate giving, employee volunteerism and our employee charity match program.

Regulatory Requirements
We have elected, organized and operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (the “Code”). So long as we qualify for taxation as a REIT, we

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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

Competition
We operate in a highly competitive market for investment opportunities. Competition may limit our ability to acquire desirable investments in our target assets and could also affect the pricing of these investments. In acquiring our target assets, we will compete with financial institutions, institutional investors, other lenders, government entities and certain other REITs. For a full discussion of the risks associated with competition see the “Risks Related to Our Investing, Portfolio Management and Financing Activities” section in Item 1A. “Risk Factors.”

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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
•It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.
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
Risks of Ownership of Our Common Stock
•Our charter does not permit ownership of over 9.8% in number of shares or value of our common stock or any class of our preferred stock.
•Provisions contained in Maryland law may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.
•We have not established a minimum dividend payment level and cannot assure stockholders of our ability to pay dividends in the future.
•Our reported GAAP financial results may not be an accurate indicator of future taxable income and dividend distributions.
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
•We may not be able to maintain compliance with laws and regulations applicable to our Residential Credit and MSR businesses, including through the manner in which we oversee the compliance obligations of our third-party service providers.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors
•The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•The failure of a mezzanine loan or similar debt to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
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
Operational and Cybersecurity Risks
•Inaccurate models or the data used by models may expose us to risk.
•We are highly dependent on information systems that may expose us to cybersecurity risks.
•We depend on third-party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business.
•Our investments in residential whole loans subject us to servicing-related risks.
•The performance of loans underlying our MSR related assets may be adversely affected by the performance of the related mortgage servicer.
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
•COVID-19 has affected the U.S. economy and our business.

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
•disruption in the repo market generally or the infrastructure, including technology infrastructure, that supports it; or
•the availability of financing in the market decreases.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, COVID-19 or other pandemic diseases, geopolitical issues including events such as the war in Ukraine, trade wars, unemployment, inflation, rising interest rates, the availability and cost of financing, the mortgage market, the repurchase agreement market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.
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
The United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, has announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings and assets that mature beyond June 30, 2023 need to be converted to alternative interest rates. Many of our counterparties are now subject to regulatory guidance not to enter new U.S. Dollar LIBOR contracts except in limited circumstances.
The Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”), and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd. (“CME Term SOFR”) plus, in each case, a recommended spread adjustment as the replacement for LIBOR. The Board of Governors of the Federal Reserve has also named CME Term SOFR as the Board-selected replacement rate for most cash products under the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”), which governs instruments for which there is no determining person to choose a LIBOR replacement or which have no fallback provisions specifying an alternate replacement rate. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR or CME Term SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our results. Although SOFR or CME Term SOFR are the ARRC's recommended replacement rates, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher borrowing costs for us.
Many floating-rate instruments, including some transactions in which we are issuer or sponsor, reference LIBOR. US regulators and the ARRC have recommended that all LIBOR-based instruments include robust fallback language dictating what rate will apply when LIBOR ends. The fallbacks recommended by the ARRC are different for various non-derivative instruments, and not all LIBOR-based instruments will incorporate the recommended fallbacks. The International Swaps and Derivatives Association (“ISDA”) has implemented fallback language and a protocol that will ensure LIBOR-based derivatives amongst protocol participants fall back to compounded SOFR. We have opted into the ISDA 2020 IBOR Fallbacks protocol. However, the variations in fallback language in different financial instruments and the adoption of different replacement rates or methodologies in such fallback language could result in unexpected differences between our LIBOR-based assets and our LIBOR-based interest rate hedges or borrowings. Certain instruments may be affected by the LIBOR Act.
It is expected that switching existing financial instruments and hedging transactions from LIBOR to SOFR or other replacement rates will include a spread adjustment. ISDA has described the spread calculation methodology that will apply to derivatives

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

that adopt the ISDA recommendations for derivatives, and the ARRC has recommended the same methodology for all cash products, with a one year transition period for consumer assets. These same spread adjustments will be applied to contracts that transition to a SOFR-based rate under the LIBOR Act. The adjustment calculation is intended to minimize value transfer between counterparties, borrowers, and lenders, but there is no assurance that the calculated spread adjustment will be fair and accurate or that it will not result in higher interest costs.
We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. We use service providers to validate the fair values of certain financial instruments. These service providers take various approaches to modelling LIBOR cessation.
The process of transition involves operational risks. References to LIBOR may be embedded in computer code or models, and we may not identify and correct all of those references.
Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus, the LIBOR Act, and related regulation to understand the LIBOR-cessation provisions applicable to that class. We are considering all available options with respect to our preferred stock, which include liability management actions such as tenders, calls, exchange offers, language amendments, changing the calculation agent, and/or allowing fallbacks to trigger. Each such class that is currently outstanding becomes callable at the same time it begins to pay a LIBOR-based rate.

It may be uneconomical to “roll” our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.
From time to time, we enter into TBAs as an alternate means of investing in and financing Agency mortgage-backed securities. A TBA contract is an agreement to purchase or sell, for future delivery, an Agency mortgage-backed security with a specified issuer, term and coupon. A TBA dollar roll represents a transaction where TBA contracts with the same terms but different settlement dates are simultaneously bought and sold. The TBA contract settling in the later month typically prices at a discount to the earlier month contract with the difference in price commonly referred to as the “drop”. The drop is a reflection of the expected net interest income from an investment in similar Agency mortgage-backed securities, net of an implied financing cost, that would be foregone as a result of settling the contract in the later month rather than in the earlier month. The drop between the current settlement month price and the forward settlement month price occurs because in the TBA dollar roll market, the party providing the implied financing is the party that would retain all principal and interest payments accrued during the financing period. Accordingly, TBA dollar roll income generally represents the economic equivalent of the net interest income earned on the underlying Agency mortgage-backed security less an implied financing cost. Consequently, dollar roll transactions and such forward purchases of Agency securities represent a form of off-balance sheet financing and increase our “at risk” leverage.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Risks of Ownership of Our Common Stock
Our charter does not permit ownership of over 9.8% in number of shares or value of our common stock or any class of our preferred stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

To maintain our qualification as a REIT for U.S. federal income tax purposes, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal tax laws to include certain entities). For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the total number or value of any class of our outstanding common stock or any class of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding shares of any class of common stock or any class of our preferred stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding shares of such class of stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common stock or preferred stock in excess of the ownership limit without the consent of the Board shall be void, or, alternatively, will result in the shares being transferred by operation of law to a charitable trust. Our Board, in its sole and absolute discretion, may waive or modify the ownership limit with respect to one or more persons who would not be treated as “individuals” if it is satisfied that ownership in excess of this limit will not otherwise jeopardize our status as a REIT for U.S. federal income tax purposes. The ownership limit may have the effect of delaying, deferring or preventing a change in control and, therefore, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our stock in connection with a change in control.

Provisions contained in Maryland law may have anti-takeover effects, potentially preventing investors from receiving a “control premium” for their shares.
Provisions contained in our charter and bylaws, as well as the Maryland General Corporation Law (the “MGCL”), may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the Consumer Financial Protection Bureau’s (“CFPB”) “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (“HOEPA”) which was expanded under the Dodd Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. The Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.
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
Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with federal consumer protection laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations included the sum of all finance charges and fees paid by the consumer, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. On December 10, 2020, the Consumer Financial Protection Bureau adopted a set of “bright-line” loan pricing thresholds to replace the previous qualified mortgage 43% debt-to-income threshold calculated in accordance with “Appendix Q”. The Consumer Financial Protection Bureau also created a new category of a qualified mortgage, referred to as a “Seasoned QM”, which consists of first-lien, fixed rate loans that met certain performance requirements over a seasoning period of at least

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

36 months, are held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, comply with general restrictions on product features and points and fees, and meet certain underwriting requirements. At this time, however, there can be no assurance what impact the final rules will have on the mortgage market and the “ability-to-repay” rules. Furthermore, the temporary qualified mortgage provision applicable to certain mortgage loans eligible for purchase or guarantee by the GSEs under the ability-to-repay, commonly referred to as the “GSE patch” expired on October 1, 2022. The impact of the expiration of the patch on the mortgage market is still unclear.
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
The CFPB Director has publicly stated that CFPB is carefully monitoring conditions in the mortgage market and taking steps to minimize avoidable foreclosures and address any compliance failures, including by conducting prioritized assessments, or targeted supervisory reviews, designed to obtain real-time information from mortgage servicers due to the elevated risk of consumer harm because of the COVID 19 pandemic. On June 28, 2021, the CFPB finalized amendments to the federal mortgage servicing regulations designed to support the housing market’s transition to post-pandemic operation. The rules established temporary special safeguards to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and took effect on August 31, 2021. On November 10, 2021, the Board of Governors of the Federal Reserve, the CFPB, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the state financial regulators (collectively, agencies) announced that they were discontinuing the more flexible supervisory approach announced in April 2020, concluding that servicers have had sufficient time to adjust their operations by, among other things, taking steps to work with consumers affected by the COVID-19 pandemic and developing more robust business continuity and remote work capabilities. CFPB’s December 2021 Supervisory Highlights shows, among other things, that CFPB is prioritizing compliance with Regulation Z and Regulation X, as well as unfair and deceptive acts or practices prohibited by the CFPA. The Fall 2022 Supervisory Highlights report published by the CFPB illustrated enhanced scrutiny continued throughout the first half of 2022 and, while some COVID-related provisions sunset in October, its approach is likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us, as its examinations remain focused on credit reporting, mortgage servicing fees charged to consumers, and proper handling of COVID-19 protections.

We may not be able to maintain compliance with laws and regulations applicable to our Residential Credit or MSR businesses, including through the manner in which we oversee the compliance obligations of our third-party service providers.
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
Although we utilize unaffiliated servicing companies to carry out the actual servicing of MSR and the loans we purchase together with the related MSR (including all direct interface with the borrowers), we are ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans and MSR are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. To manage this risk, we have a robust oversight process that monitors the activities of the third-party servicers. This oversight process is also subject to regulatory requirements and expectations that we are expected to meet.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
From time to time, we have invested and may in the future invest in mezzanine loans and similar debt (including preferred equity investments that we treat as mezzanine loans for U.S. federal income tax purposes), for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. The mezzanine loans or similar debt that we may acquire may not have met all of the requirements of this safe harbor. In the event we owned a mezzanine loan or similar debt that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to maintain our qualification as a REIT.

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
We may enter into securitization transactions and other financing transactions that could result in us, or a portion of our assets, being treated as a taxable mortgage pool for U.S. federal income tax purposes. If we enter into such a transaction in the future,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

we could be taxable at the highest corporate income tax rate on a portion of the income arising from a taxable mortgage pool, referred to as “excess inclusion income,” that is allocable to the percentage of our shares held in record name by disqualified organizations (generally tax-exempt entities that are exempt from the tax on unrelated business taxable income, such as state pension plans and charitable remainder trusts and government entities). In that case, we could reduce distributions to such stockholders by the amount of tax paid by us that is attributable to such stockholder's ownership.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

Counterparty Risks
The soundness of our counterparties and other financial institutions could adversely affect us.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, borrower, or other relationships. We have exposure to many different counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, mortgage companies, and other financial institutions. Many of these transactions expose us to credit or counterparty risk in the event of default of our counterparty or, in certain instances, our counterparty’s customers. There is no assurance that any such losses would not materially and adversely impact our revenues, financial condition and earnings.

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
We invest in MSR and financial instruments whose cash flows are considered to be largely dependent on underlying MSR that either directly or indirectly act as collateral for the investment. We expect to increase our exposure to MSR-related investments in 2023. Generally, we have the right to receive certain cash flows from the owner of the MSR that are generated from the servicing fees and/or excess servicing spread associated with the MSR. Our investments in MSR-related assets expose us to risks associated with MSR, including the following:
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
The Federal Reserve (the “Fed”) owns approximately $2.6 trillion of Agency mortgage-backed securities as of December 31, 2022. Certain actions taken by the U.S. government, including the Fed, may have a negative a impact on our results. For example, rising short-term interest rates as the Fed lifts its monetary policy rate to slow the currently elevated rate of inflation may have a negative impact on our results. Meanwhile, any potential future reduction of the Fed’s balance sheet might lead to higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact Annaly’s portfolio.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

Operational and Cybersecurity Risks
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
Some of the analytical models used by us, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks. For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models used by us may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain assets than actual market prices. Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods. Additionally, such models may be more prone to inaccuracies in light of the unprecedented conditions created by the COVID-19 pandemic. In particular, the economic, financial and related impacts of COVID-19 have been very difficult to model (including as related to the housing and mortgage markets), as the catalyst for these conditions (i.e., a global pandemic) is an event that is unparalleled in modern history and therefore is subject to wide variables, assumptions and inputs. Therefore, historical data used in analytical models may be less reliable in predicting future conditions. Further, the conditions created by COVID-19 increased volatility across asset classes. Extreme volatility in any asset class, including real estate and mortgage-related assets, increases the likelihood of analytical models being inaccurate as market participants attempt to value assets that have frequent, significant swings in pricing.
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

We are highly dependent on information systems that may expose us to cybersecurity risks.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyber-attacks, or security breaches. Certain third parties provide information needed for our financial statements that we cannot obtain or verify from other sources. If one of those third parties experiences a system failure or cybersecurity incident, we may not have access to that information or may not have confidence in its accuracy. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks, and possible increased costs of complying with cyber laws and regulations. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving. New business initiatives have increased, and may continue to increase, the extent to which we are subject to such U.S. and international information privacy and security regulations.
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and we are subject to such attempted attacks. We rely heavily on our financial, accounting and other data processing systems. Although we have not detected a material cybersecurity breach to date, other financial institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. We may be held responsible if certain third parties that facilitate our business activities experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Similarly to the way in which we service residential whole loans, we have also contracted, and will continue to contract, with unaffiliated servicing companies to carry out the actual servicing activities (including all direct interface with the borrowers). However, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that these activities are performed in accordance with the terms of the related notes and mortgages and applicable laws and regulations. In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.
A default by the mortgage servicer in its capacity as servicer and/or failure of the mortgage servicer to perform its obligations related to any MSR could result in a loss of value of servicing fees and/or excess servicing spread. Mortgage servicers are subject to extensive federal, state and local laws, regulations and administrative decisions and failure to comply with such regulations can expose the servicer to fines, damages and losses. In its capacity as servicer, mortgage servicers operate in a highly litigious industry that subject them to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our current investment strategy includes seeking growth in our residential credit business. The holder of a mortgage or mortgage-backed securities assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire non-Agency mortgage-backed securities, residential whole loans, MSR and other investment assets of lower credit quality.  In general, non-Agency mortgage-backed securities carry greater investment risk than Agency mortgage-backed securities because they are not guaranteed as to

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Non-investment grade, non-Agency securities tend to be less liquid, may have a higher risk of default and may be more difficult to value than investment grade bonds. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our non-Agency mortgage-backed securities, MSR or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our non-Agency mortgage-backed securities, residential whole loan investments, MSR and other investment assets of lower credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.
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
Item 1A. Risk Factors

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
General
COVID-19 has caused significant disruptions to the U.S. and global economies and has contributed to volatility and negative pressure in financial markets. The pace, timing and strength of any recovery are still unknown and difficult to predict and, in general, COVID-19 continues to cause a great deal of uncertainty in the U.S.
Throughout the course of the COVID-19 pandemic, the U.S. federal government, as well as many state and local governments, have adopted a number of emergency measures and recommendations, including moratoriums to stop evictions and foreclosures and guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. A number of states have enacted laws which impose significant limits on the default remedies of lenders secured by real property. While some states have relaxed certain of these measures, substantial restrictions on economic activity remain in place or may be put in place. Although it cannot be predicted, additional policy action at the federal, state and local level is possible in the future. The COVID-19 pandemic (and any future COVID-19 or other public health outbreaks) and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the United States and the economies of other nations. Concern about the potential effects of the COVID-19 pandemic and the effectiveness of measures being put in place by governmental bodies and reserve banks at various levels as well as by private enterprises to contain or mitigate its spread has adversely affected economic conditions and capital markets globally, and have led to significant volatility in global financial markets. There can be no assurance that the vaccination efforts, containment measures or other measures implemented from time to time will be successful, including against new strains of COVID-19, and what effect those measures will have on the economy. Disruption and volatility in the credit markets and the reduction of economic activity in severely affected sectors may occur in the United States and/or globally.
Economic Conditions
The conditions related to COVID-19 discussed above have also adversely affected our business and we expect these conditions to continue to some extent during 2023. The significant decrease in economic activity could have an adverse effect on the value of our investments in mortgage real estate-related assets, particularly residential real estate assets. In light of COVID-19’s impact on the overall economy, such as a possible return to rising unemployment levels or changes in consumer behavior

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates. Elevated levels of delinquency or default would have an adverse impact on the value of our mortgage real estate related-assets. To the extent current conditions persist or worsen, there may be a negative effect on our results of operations, which may reduce earnings and, in turn, cash available for distribution to our stockholders. COVID-19 or other public health outbreaks could also negatively impact the availability of key personnel necessary to conduct our business.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1211 Avenue of the Americas New York, New York 10036, telephone 212-696-0100.  This office is leased under a non-cancelable lease expiring September 30, 2025.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  As of December 31, 2022, we were not party to any pending material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2023, we had 493,615,144 shares of common stock issued and outstanding which were held by approximately 566,479 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2022, we have paid full cumulative dividends on our preferred stock.
Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the five-year period ended December 31, 2022 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.
Five-Year Share Performance

200
175
150
125
100
75
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
Annaly Capital Management, Inc.
S&P 500 Index
BBG REIT Index

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Annaly Capital Management, Inc.	100	93	99	102	104	82
S&P 500 Index	100	96	126	149	191	157
BBG REIT Index	100	97	120	93	110	83
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
Share Repurchase
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. The new share repurchase program replaces our previous $1.5 billion share repurchase program, which expired on December 31, 2021. No shares were repurchased with respect to this share repurchase program during the year ended December 31, 2022. As of December 31, 2022, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.
In November 2022, we announced that our Board authorized a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased to with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2022. As of December 31, 2022, the maximum dollar value of shares that may yet be purchased under this plan was $1.6 billion.
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

This section of our Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	49
Reverse Stock Split	49
Business Environment	49
Economic Environment	50
London Interbank Offered Rate (“LIBOR”) Transition	51
Income Tax Reform	51
Results of Operations	52
Net Income (Loss) Summary	53
Non-GAAP Financial Measures	54
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution per Average Common Share and Annualized EAD Return on Average Equity	54
Premium Amortization Expense	56
Economic Leverage and Economic Capital Ratios	56
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	57
Experienced and Projected Long-term CPR	58
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities	59
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	60
Other Income (Loss)	60
General and Administrative Expenses	61
Return on Average Equity	62
Unrealized Gains and Losses - Available-for-Sale Investments	62
Financial Condition	63
Residential Securities	63
Contractual Obligations	66
Commitments and Contractual Obligations with Unconsolidated Entities	66
Capital Management	66
Stockholders’ Equity	67
Capital Stock	67
Leverage and Capital	68
Risk Management	68
Risk Appetite	68
Governance	69
Description of Risks	70
Capital, Liquidity and Funding Risk Management	71
Funding	71
Excess Liquidity	72
Maturity Profile	73
Stress Testing	74
Liquidity Management Policies	75
Investment/Market Risk Management	75
Credit Risk Management	76
Counterparty Risk Management	77
Operational Risk Management	77
Compliance, Regulatory and Legal Risk Management	78
Critical Accounting Estimates	79
Valuation of Financial Instruments	79
Residential Securities	79
Residential Mortgage Loans	79
MSR	79
Interest Rate Swaps	80
Revenue Recognition	80
Consolidation of Variable Interest Entities	80
Use of Estimates	80
Glossary of Terms	81

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
Reverse Stock Split
On September 8, 2022, we announced that our Board had unanimously approved a reverse stock split of our common stock at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split was effective following the close of business on September 23, 2022 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of our common stock remained unchanged at $0.01 per share after the Reverse Stock Split. Accordingly, for all historical periods presented, an amount equal to the par value of the reduced number of shares resulting from the Reverse Stock Split was reclassified from Common stock to Additional paid in capital in our Consolidated Statements of Financial Condition. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
Business Environment
Financial markets saw meaningful volatility in 2022 as high inflation readings led the Federal Reserve to conduct the most notable tightening in monetary policy in over 40 years. The Federal Open Market Committee (“FOMC”) raised the Federal Funds Target Rate by 4.25 percentage points between March and December 2022. In addition, the FOMC announced runoff of its balance sheet, opting to allow up to $95 billion in Treasury and Agency mortgage-backed securities mature on a monthly basis. The meaningful increase in policy rates, which was emulated by many developed market central banks globally, led to sharp underperformance in fixed income assets, best seen by the negative 13% total return for the Bloomberg Aggregate Fixed Income Index in 2022, underperforming the second worst year in index history by more than four-fold.
With respect to the housing market, activity slowed meaningfully over the course of 2022 given the upward shock in mortgage rates and the resulting reduced affordability. Existing home sales, for example, are now one-third lower than at the end of 2021. However, the slowdown in activity has also coincided with a reduction in available inventories. According to data from the real estate brokerage Redfin, new home listings have declined 18% year-over-year as borrowers opt to stay in their homes in the current higher rate environment. As long as the labor market remains robust, we foresee few forced sellers, keeping inventories below historical averages. Home prices have been slower to decline than initially anticipated with the Case-Shiller National Home Price index falling 3.6% from its peak level in June through November 2022, the last month for which data is available. Despite the weaker activity, the state of the housing market remains relatively robust as consumer balance sheets and lending standards are sound, and the shortage of supply supports prices all else equal.
In light of the extremely turbulent year in financial markets, Annaly delivered an economic return of negative 23.7% for the full year. Of note, the fourth quarter saw a meaningful slowdown in inflation data and a subsequent decline in interest rate volatility that resulted in a strong finish to the year, generating an 8.7% economic return in the final quarter. While 2022 was particularly challenging, we are proud of a number of key strategic accomplishments throughout the year, including: the accretive disposition of our Middle Market Lending portfolio, the successful continued expansion of our Residential Credit and Mortgage Servicing Rights platforms, inclusion in the S&P MidCap 400 Index, and the 25th anniversary of our initial public offering.
In the fourth quarter of 2022, we generated GAAP net income (loss) of ($1.96) per share and earnings available for distribution of $0.89 per share compared to GAAP net income (loss) of ($0.70) per share and earnings available for distribution of $1.06 per share for the prior quarter. While earnings available for distribution covered our common stock dividend of $0.88 per share for the fourth quarter of 2022, given the moderation in earnings available for distribution and anticipated further pressure on this measure, we expect to reduce the common stock dividend for the first quarter of 2023 to a level closer to our historical yield on book value of 11 – 12%. We believe that this would set the dividend at a level that is more sustainable in the prevailing environment given current new money returns.
Shifting to portfolio activity, we continued to rotate the Agency MBS portfolio up in coupon to take advantage of wider spreads and improved carry in production coupons. We grew our allocation to 4.5% coupons and higher, which now represent over 50% of our portfolio, up from 12% at the end of 2021. We believe historically wide nominal spreads in these coupons provide more

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
than adequate compensation for taking on the incremental convexity exposure relative to lower coupons. In addition, we lowered our exposure to TBAs, as roll specialness dissipated over the course of 2022, and we are likely to continue favoring pools over TBAs going forward given their superior return profile.
In Residential Credit, our portfolio ended the year at $5.0 billion in market value, up roughly $400 million year-over-year, and currently represents 19% of the firm’s capital. In the current decelerating housing market, our loan business represents our preferred approach to investing in the residential credit market given our ability to control our credit strategy, partners, the diligence process, and pricing. We continue to focus on preserving the credit quality of our portfolio, with fourth quarter whole loan acquisitions exhibiting strong underlying borrower fundamentals. Our OBX securitization platform had a record year of issuance supported by our correspondent channel, which acquired nearly $2 billion in loans during the year. Since the beginning of 2022, we closed 17 securitizations totaling $6.6 billion and generated $760 million of proprietary assets with a low to mid double-digit return profile utilizing minimal recourse leverage.
In our MSR business line, we had significant growth in the strategy in 2022, increasing our portfolio by nearly three times to $1.8 billion in market value and ending the year as the third largest buyer of bulk MSR in the market. We added new originator partners, expanded relationships with subservicers, and put in place new dedicated financing as an additional source of liquidity to support future growth. Our focus on very high credit quality, low loan rate MSR has proven to be valuable. The portfolio paid three CPR in the fourth quarter and experienced minimal delinquencies, generating stable cash flows while providing a hedge to current dynamics in the housing market.
Earnings available for distribution is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to its most directly comparable GAAP results.

Economic Environment
U.S. real economic growth slowed in 2022, with U.S. gross domestic product (“GDP”) rising 2.1% on a year-over-year basis, well below the 5.9% recorded for 2021. The relative slowdown was mostly a result of weaker growth reported in the first half of the year, as the economy contracted on a seasonally adjusted annualized basis in both Q1 and Q2. In the second half of the year, economic activity proved more resilient considering the higher interest rate backdrop as GDP rose 3.2% on a seasonally adjusted annualized basis in Q3 and 2.9% in Q4. Driving the increase in economic activity was strong consumption, inventory rebuilds, and net export growth. Heading into 2023, however, recession risks are elevated as the impact of the Federal Reserve’s monetary policy tightening flows through to the real economy. Residential investment continues to contract sharply, given the affordability challenges of a much higher average mortgage rate, while business fixed investments and manufacturing output have weakened.
Meanwhile, total employment growth in 2022 registered as the second strongest year on record since 1950, behind only the robust hiring seen in 2021. In the fourth quarter alone, the labor market continued to expand at a solid pace as total nonfarm payroll employment rose by an average 274 thousand workers per month. The unemployment rate ended the year at a historic low of 3.5%, declining 0.4 percentage points from 3.9% in December 2021. Additionally, job openings remain elevated relative to pre-pandemic averages as labor demand far exceeded labor supply. As a result of the strong labor demand, wage growth remained elevated all year and above levels consistent with the Federal Reserve’s 2% inflation target. Average hourly earnings rose 4.6% over the 12 months ending in December. However, there are some signs of labor market softening at the margin. The average workweek declined in the fourth quarter and the pace of wage gains slowed, both suggesting employers are moderating their demand for workers. The Employment Cost Index decelerated from a pace of 1.2% quarter-over-quarter in Q3 to 1.0% in Q4.
The slowdown in economic growth and moderation in labor demand has led to a modest decline in broader inflation, although price pressures remained at elevated levels throughout the year and broadened beyond the initial pandemic-driven dislocations. Price pressures were driven by the service sector as providers enjoyed peak pricing power in high-demand services and higher rent and home valuations led to an increase in shelter prices. Meanwhile, goods inflation, which accelerated in 2021 because of healthy household consumption during the depths of the pandemic, subsequently eased throughout 2022 as consumption was focused on services. The Federal Reserve’s preferred inflation gauge, the headline Personal Consumption Expenditure Chain Price Index (“PCE”), measured 5.0% in December 2022, after peaking at 6.7% on a year-over-year basis in June 2022. The core measure, which does not include price changes in food and energy sectors, measured 4.4%, after peaking at 5.4% in February 2022.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the strength of the labor market and the broadening inflation pressures, the Fed embarked on an aggressive tightening campaign in 2022. The target range for the Federal Funds rate increased 425 bps from 0.0% - 0.25% in December 2021 to 4.25% - 4.50% by the end of 2022. At the same time, the Fed transitioned from expanding their balance sheet through asset purchases in 2021 to contracting their balance sheet in 2022 by allowing assets to mature. The asset side of the balance sheet continues to decline at a pace of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
$95 billion per month across U.S. Treasuries and Agency MBS, almost twice the runoff rate of the prior quantitative tightening period between 2017 and 2019.
During the year ended December 31, 2022, yields on the 10-year U.S. Treasury note rose by 236 bps as market participants assessed the path of the Federal Funds rate. The 10-year Treasury Inflation Protected Security (“TIPS”), which subtracts the expected inflation rate from the bond’s nominal yield, rose 267 bps, while longer-term inflation expectations declined slightly. Meanwhile, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened significantly, ending the year 96 bps wider than December 2021.
The following table below presents interest rates and spreads at each date presented:

	As of December 31,
	2022	2021	2020
30-Year mortgage current coupon	5.39%	2.07%	1.34%
Mortgage basis	152 bps	56 bps	43 bps
10-Year U.S. Treasury rate	3.87%	1.51%	0.91%
LIBOR
1-Month	4.39%	0.10%	0.14%
6-Month	5.14%	0.34%	0.26%
OIS SOFR Swaps
1-Month	4.36%	0.05%	0.07%
6-Month	4.80%	0.19%	0.06%

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
The firm has a plan to facilitate an orderly conversion to alternative reference rates. The plan includes steps to evaluate exposure; review contracts; assess impact to our business; process and technology and outline a communication strategy with shareholders; regulators and other stakeholders. As LIBOR cessation enters its final stages, we continue to remain on track with our transition plan, which requires different solutions depending on the underlying asset or liability. The U.S. federal government enacted a legislative solution for certain LIBOR contracts, which in some cases inserts fallback language into the contract or provides a determining party with a safe harbor from litigation. The Board of Governors of the Federal Reserve promulgated rules required by this legislation. We continue to consider all available options with respect to our preferred stock, including those available under the federal legislation. As of December 31, 2022, we had $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date. See the risk factor titled “The discontinuation of LIBOR may affect our results” in Part I, Item 1A “Risk Factors” for additional information.

Income Tax Reform
On August 16, 2022, tax legislation, informally known as the Inflation Reduction Act (the “IRA”), was enacted, and included several changes impacting U.S. federal income tax laws applicable to corporations. The components most relevant to our business are the imposition of a 1% excise tax on stock repurchases by publicly-traded corporations and a 15% corporate minimum tax (“CMT”) on GAAP financial statement income. However, the new legislation explicitly excludes REITs from the law and we do not expect the CMT to apply to our TRSs. In the event the application of the CMT were to be imposed on our TRSs, we do not expect a material impact to our operations as it would simply affect the timing of the payment of income taxes already accrued.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2022, 2021 and 2020.

	As of and for the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share data)
Interest income	$2,778,887	$1,983,036	$2,229,625
Interest expense	1,309,735	249,243	899,112
Net interest income	1,469,152	1,733,793	1,330,513
Servicing and related income	246,926	69,018	94,190
Servicing and related expense	25,145	12,202	26,437
Net servicing income	221,781	56,816	67,753
Other income (loss)	243,787	796,360	(2,094,266)
Less: Total general and administrative expenses	162,729	186,014	222,195
Income (loss) before income taxes	1,771,991	2,400,955	(918,195)
Income taxes	45,571	4,675	(28,423)
Net income (loss)	1,726,420	2,396,280	(889,772)
Less: Net income (loss) attributable to noncontrolling interests	1,095	6,384	1,391
Net income (loss) attributable to Annaly	1,725,325	2,389,896	(891,163)
Less: Dividends on preferred stock	110,623	107,532	142,036
Net income (loss) available (related) to common stockholders	$1,614,702	$2,282,364	$(1,033,199)
Net income (loss) per share available (related) to common stockholders
Basic	$3.93	$6.40	$(2.92)
Diluted	$3.92	$6.39	$(2.92)
Weighted average number of common shares outstanding
Basic	411,348,484	356,856,520	353,664,860
Diluted	411,621,758	357,142,251	353,664,860
Other information
Investment portfolio at period-end	$78,469,860	$74,792,041	$86,403,446
Average total assets	$78,768,785	$81,925,499	$99,663,704
Average equity	$11,616,995	$13,728,352	$14,103,589
GAAP leverage at period-end (1)	6.0:1	4.7:1	5.1:1
GAAP capital ratio at period-end (2)	13.9%	17.2%	15.9%
Annualized return on average total assets	2.19%	2.92%	(0.89)%
Annualized return on average equity	14.86%	17.45%	(6.31)%
Net interest margin (3)	1.92%	2.28%	1.46%
Average yield on interest earning assets (4)	3.64%	2.61%	2.44%
Average GAAP cost of interest bearing liabilities (5)	2.03%	0.37%	1.09%
Net interest spread	1.61%	2.24%	1.35%
Weighted average experienced CPR for the period	12.2%	23.7%	20.2%
Weighted average projected long-term CPR at period-end	7.8%	12.7%	16.4%
Common stock book value per share	$20.79	$31.88	$35.68
Non-GAAP metrics *
Interest income (excluding PAA)	$2,418,300	$2,040,194	$2,645,069
Economic interest expense (5)	$943,574	$525,385	$1,106,989
Economic net interest income (excluding PAA)	$1,474,726	$1,514,809	$1,538,080
Premium amortization adjustment cost (benefit)	$(360,587)	$57,158	$415,444
Earnings available for distribution (6)	$1,850,138	$1,768,391	$1,696,167
Earnings available for distribution per average common share	$4.23	$4.65	$4.39
Annualized EAD return on average equity (excluding PAA)	16.02%	12.90%	12.03%
Economic leverage at period-end (1)	6.3:1	5.7:1	6.2:1
Economic capital ratio at period-end (2)	13.4%	14.4%	13.6%
Net interest margin (excluding PAA) (3)	2.03%	2.02%	1.74%
Average yield on interest earning assets (excluding PAA) (4)	3.16%	2.68%	2.90%
Average economic cost of interest bearing liabilities (5)	1.46%	0.79%	1.34%
Net interest spread (excluding PAA)	1.70%	1.89%	1.56%
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

GAAP
Net income (loss) was $1.7 billion, which includes $1.1 million attributable to noncontrolling interests, or $3.93 per average basic common share, for the year ended December 31, 2022 compared to $2.4 billion, which includes $6.4 million attributable to noncontrolling interests, or $6.40 per average basic common share, for the same period in 2021. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on investments and other and net interest income, partially offset by favorable changes in net gains (losses) on derivatives, lower business divestiture-related losses, and higher net servicing income. Net gains (losses) on investments and other for the year ended December 31, 2022 was ($4.6) billion compared to $121.0 million for the same period in 2021. Part of this unfavorable change is attributable to the change in fair value flowing through the income statement on Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities purchased in the second half of 2022. Net interest income for the year ended December 31, 2022 was $1.5 billion compared to $1.7 billion for the same period in 2021. Net gains (losses) on derivatives for the year ended December 31, 2022 was $4.9 billion compared to $807.7 million for the same period in 2021. Business divestiture-related gains (losses) for the year ended December 31, 2022 was ($40.3) million compared to ($278.6) million for the same period in 2021. Net servicing income for the year ended December 31, 2022 was $221.8 million compared to $56.8 million for the same period in 2021. Refer to the section titled “Other income (loss)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $1.9 billion, or $4.23 per average common share, for the year ended December 31, 2022, compared to $1.8 billion, or $4.65 per average common share, for the same period in 2021. The change in earnings available for distribution for the year ended December 31, 2022 compared to the same period in 2021 was primarily due to a favorable change in the net interest component of interest rate swaps, lower premium amortization expense, excluding PAA, resulting from lower prepayment speed projections, higher net servicing income from an increase in average MSR balances, and higher coupon income from an increase in interest rates, partially offset by higher interest expense from an increase in average borrowing rates.

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
We believe these non-GAAP measures provide management and investors with additional details regarding our underlying operating results and investment portfolio trends by (i) making adjustments to account for the disparate reporting of changes in fair value where certain instruments are reflected in GAAP net income (loss) while others are reflected in other comprehensive income (loss), and (ii) by excluding certain unrealized, non-cash or episodic components of GAAP net income (loss) in order to provide additional transparency into the operating performance of our portfolio. In addition, EAD serves as a useful indicator for investors in evaluating our performance and ability to pay dividends. Annualized EAD return on average equity, which is calculated by dividing earnings available for distribution over average stockholders’ equity, provides investors with additional detail on the earnings available for distribution generated by our invested equity capital.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands, except per share data)
GAAP net income (loss)	$1,726,420	$2,396,280	$(889,772)
Net income (loss) attributable to noncontrolling interests	1,095	6,384	1,391
Net income (loss) attributable to Annaly	1,725,325	2,389,896	(891,163)
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other	4,602,456	(120,958)	(358,489)
Net (gains) losses on derivatives (1)	(4,493,013)	(1,083,872)	2,065,855
Loan loss provision (reversal) (2)	(22,923)	(148,632)	151,188
Business divestiture-related (gains) losses	40,258	278,559	—
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (3)	3,948	15,225	39,108
Non-EAD (income) loss allocated to equity method investments (4)	(15,499)	(10,930)	22,493
Transaction expenses and non-recurring items (5)	7,620	5,579	11,293
Income tax effect of non-EAD income (loss) items	46,070	13,325	(17,603)
TBA dollar roll income and CMBX coupon income (6)	431,475	445,768	355,547
MSR amortization (7)	(114,992)	(72,727)	(97,506)
Plus:
Premium amortization adjustment cost (benefit)	(360,587)	57,158	415,444
Earnings available for distribution *	1,850,138	1,768,391	1,696,167
Dividends on preferred stock	110,623	107,532	142,036
Earnings available for distribution attributable to common stockholders *	$1,739,515	$1,660,859	$1,554,131
GAAP net income (loss) per average common share	$3.93	$6.40	$(2.92)
Earnings available for distribution per average common share *	$4.23	$4.65	$4.39
GAAP return (loss) on average equity	14.86%	17.45%	(6.31)%
EAD return on average equity (excluding PAA) *	16.02%	12.90%	12.03%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $366.2 million, ($276.1) million and ($207.9) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Includes ($2.3) million, ($3.6) million, and $3.6 million of loss provision (reversal) on unfunded loan commitments for the years ended December 31, 2022, 2021, and 2020, respectively, which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(3) Includes depreciation and amortization expense related to equity method investments.
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) Includes costs incurred in connection with securitizations of residential whole loans. The year ended December 31, 2020 also includes costs incurred in connection with the management internalization, the CEO search process and a securitization of Agency mortgage-backed securities.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $4.4 million, $5.2 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Years Ended December 31,
	2022	2021	2020
	(dollars in thousands)
Premium amortization expense	$48,013	$760,818	$1,375,461
Less: PAA cost (benefit)	(360,587)	57,158	415,444
Premium amortization expense (excluding PAA)	$408,600	$703,660	$960,017

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
financing), debt issued by securitization vehicles, participations issued, and mortgages payable are non-recourse to us and are excluded from economic leverage.
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	December 31, 2022	December 31, 2021
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$59,512,597	$54,769,643
Other secured financing	250,000	903,255
Debt issued by securitization vehicles	7,744,160	5,155,633
Participations issued	800,849	1,049,066
Debt included in liabilities of disposal group held for sale	—	112,144
Total GAAP debt	$68,307,606	$61,989,741
Less Non-Recourse Debt:
Credit facilities (1)	—	(903,255)
Debt issued by securitization vehicles	(7,744,160)	(5,155,633)
Participations issued	(800,849)	(1,049,066)
Non-recourse debt included in liabilities of disposal group held for sale	—	(112,144)
Total recourse debt	$59,762,597	$54,769,643
Plus / (Less):
Cost basis of TBA and CMBX derivatives	11,050,351	20,690,768
Payable for unsettled trades	1,157,846	147,908
Receivable for unsettled trades	(575,091)	(2,656)
Economic debt *	$71,395,703	$75,605,663
Total equity	$11,369,426	$13,195,325
Economic leverage ratio *	6.3:1	5.7:1

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
(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	December 31, 2022	December 31, 2021
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$81,850,712	$76,764,064
Less:
Gross unrealized gains on TBA derivatives (1)	(17,056)	(52,693)
Debt issued by securitization vehicles	(7,744,160)	(5,155,633)
Plus:
Implied market value of TBA derivatives	10,578,676	20,338,633
Total economic assets *	$84,668,172	$91,894,371
Total equity	$11,369,426	$13,195,325
Economic capital ratio (2)*	13.4%	14.4%

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the years ended December 31, 2022 and December 31, 2021.
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2022	$2,778,887	$(360,587)	$2,418,300
December 31, 2021	$1,983,036	$57,158	$2,040,194
December 31, 2020	$2,229,625	$415,444	$2,645,069
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2022	$1,309,735	$(366,161)	$943,574	$1,469,152	$(366,161)	$1,835,313	$(360,587)	$1,474,726
December 31, 2021	$249,243	$276,142	$525,385	$1,733,793	$276,142	$1,457,651	$57,158	$1,514,809
December 31, 2020	$899,112	$207,877	$1,106,989	$1,330,513	$207,877	$1,122,636	$415,444	$1,538,080
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

	Experienced CPR (1)	Long-term CPR (2)
For the years ended
December 31, 2022	12.2%	7.8%
December 31, 2021	23.7%	12.7%
December 31, 2020	20.2%	16.4%
(1) For the years ended December 31, 2022, 2021 and 2020, respectively. (2) At December 31, 2022, 2021 and 2020, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2022	$76,429,267	$2,418,300	3.16%	$64,512,269	$943,574	1.46%	$1,474,726	1.70%
December 31, 2021	$76,079,589	$2,040,194	2.68%	$66,607,057	$525,385	0.79%	$1,514,809	1.89%
December 31, 2020	$91,198,821	$2,645,069	2.90%	$82,719,182	$1,106,989	1.34%	$1,538,080	1.56%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the years ended		(dollars in thousands)
December 31, 2022	$2,418,300	431,475	(943,574)	$1,906,201	$76,429,267	17,533,362	$93,962,629	2.03%
December 31, 2021	$2,040,194	445,768	(525,385)	$1,960,577	$76,079,589	21,131,344	$97,210,933	2.02%
December 31, 2020	$2,645,069	355,547	(1,106,989)	$1,893,627	$91,198,821	17,442,023	$108,640,844	1.74%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $4.4 million, $5.2 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the years ended	(dollars in thousands)
December 31, 2022	$64,512,269	$68,307,606	$943,574	1.46%	1.92%	2.87%	(0.95%)	(0.46%)	(1.41%)
December 31, 2021	$66,607,057	$61,877,597	$525,385	0.79%	0.10%	0.20%	(0.10%)	0.69%	0.59%
December 31, 2020	$82,719,182	$71,435,295	$1,106,989	1.34%	0.52%	0.69%	(0.17%)	0.82%	0.65%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

2022 Compared with 2021
Economic interest expense increased by $418.2 million for the year ended December 31, 2022 compared to the same period in 2021. The change was primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, partially offset by lower average interest bearing liabilities and the change in the net interest component of interest rate swaps, which was $366.2 million for the year ended December 31, 2022 compared to ($276.1) million for the same period in 2021.
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
At December 31, 2022 the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. At December 31, 2021, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and corporate loans. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
2022 Compared with 2021
Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($3.5) billion for the year ended December 31, 2022 compared with ($62.7) million for the same period in 2021. For the year ended December 31, 2022, we disposed of Residential Securities with a carrying value of $28.9 billion for an aggregate net loss of ($3.6) billion and we recognized a realized gain of $33.4 million as a result of deconsolidating a multifamily VIE. For the same period in 2021, we disposed of Residential Securities with a carrying value of $11.5 billion for an aggregate net loss of ($3.1) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($1.1) billion for the year ended December 31, 2022 compared to $183.7 million for the same period in 2021, primarily due to unfavorable changes in unrealized gains (losses) on securitized residential whole loans of consolidated VIEs of ($1.3) billion, Agency MBS of ($743.9) million, non-Agency MBS of ($213.3) million, residential whole loans of ($123.9) million, and CRT securities of ($41.7) million partially offset by favorable changes in residential securitized debt of consolidated VIEs of $1.1 billion and MSR of $89.7 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the year ended December 31, 2022 was $3.6 billion compared to $686.0 million for the same period in 2021, attributable to favorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on termination or maturity of interest rate swaps, and net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $3.5 billion for the year ended December 31, 2022, reflecting a rise in forward interest rates during the period, compared to $2.2 billion for the same period in 2021. Realized gains (losses) on termination or maturity of interest rate swaps was ($266.4) million resulting from the termination or maturity of interest rate swaps with a notional amount of $21.3 billion for the year ended December 31, 2022 compared to ($1.2) billion resulting from the termination or maturity of interest rate swaps with a notional amount of $30.9 billion for the same period in 2021. Net interest component of interest rate swaps was $366.2 million for the year ended December 31, 2022 compared to ($276.1) million for the same period in 2021 as the swaps portfolio changed from a net pay to a net receive position as the floating receive leg reflected the rise in interest rates.
Net gains (losses) on other derivatives was $1.3 billion for the year ended December 31, 2022 compared to $121.7 million for the same period in 2021. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures contracts, which was $4.0 billion for the year ended December 31, 2022 compared to $582.3 million for the same period in 2021 and net gains (losses) on interest rate swaptions, which was $152.0 million for the year ended December 31, 2022 compared to ($76.0) million for the same period in 2021, partially offset by an unfavorable change in net gains (losses) on TBA derivatives, which was ($2.8) billion for the year ended December 31, 2022 compared to ($401.7) million for the same period in 2021.

Loan Loss (Provision) Reversal
For the year ended December 31, 2022, a loan loss (provision) reversal of $20.7 million was recorded on commercial mortgage and corporate loans compared to $145.1 million for the same period in 2021. Refer to the “Loans” Note located within Item 15 for additional information related to these loan loss provisions.

Business Divestiture-Related Gains (Losses)
For the year ended December 31, 2022, the majority of business divestiture-related gains (losses) were associated with the sale of our corporate loan interests. Refer to the “Sale of Middle Market Lending Portfolio” Note located within Item 15 for additional information related to to the transaction. For the year ended December 31, 2021, business divestiture-related gain (losses) were associated with the sale of our commercial real estate business. Refer to the “Sale of Commercial Real Estate Business” Note located within Item 15 for additional information related to to the transaction.

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

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented. Prior to the closing of the management internalization transaction (the "Internalization") on June 30, 2020, G&A also consisted of management fees paid to Annaly Management Company LLC (our “Former Manager”). Beginning with the quarter ended June 30, 2021, we began classifying certain portfolio activity- or volume-related expenses (including but not limited to brokerage and commission fees,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
due diligence costs and securitization expenses) as Other income (loss) rather than Other general and administrative expenses in the Consolidated Statements of Comprehensive Income (Loss) to better reflect the nature of the items. As such, prior periods have been conformed to the current presentation with Other general and administrative expenses for the three months ended March 31, 2021 adjusted downward by $1.8 million and for the year ended December 31, 2020 adjusted downward by $17.0 million. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses (1)	Total G&A Expenses/Average Assets (1)	Total G&A Expenses/Average Equity (1)
For the years ended	(dollars in thousands)
December 31, 2022	$162,729	0.21%	1.40%
December 31, 2021	$186,014	0.23%	1.35%
December 31, 2020	$222,195	0.22%	1.58%
(1) Includes $2.9 million of costs incurred in connection with the management internalization and costs incurred in connection with the CEO search process for the year ended December 31, 2020. Excluding these transaction costs, G&A expenses as a percentage of average total assets and as a percentage of average equity were 0.22% and 1.55%, respectively, for the year ended December 31, 2020.

2022 Compared with 2021
G&A expenses decreased $23.3 million to $162.7 million for the year ended December 31, 2022 compared to the same period in 2021. The change was primarily due to lower expenses on our commercial portfolio, as a result of the sale of our commercial real estate business which was announced in the first quarter of 2021, as well as lower expenses resulting from the divestiture of our MML assets, which was announced in the second quarter of 2022, during the year ended December 31, 2022 compared with the same period in 2021.
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2022	15.80%	1.91%	(1.06)%	(1.40%)	(0.39%)	14.86%
December 31, 2021	10.62%	0.41%	7.81%	(1.35%)	(0.04%)	17.45%
December 31, 2020	7.96%	0.48%	(13.37%)	(1.58%)	0.20%	(6.31%)
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

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Unrealized gain	$5,910	$1,444,434
Unrealized loss	(3,714,806)	(486,024)
Accumulated other comprehensive income (loss)	$(3,708,896)	$958,410

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
The fair value of these securities being less than amortized cost at December 31, 2022 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $81.9 billion and $76.8 billion at December 31, 2022 and 2021, respectively. The change was primarily due to increases in Agency MBS of $1.7 billion, residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $3.2 billion, MSR of $1.2 billion, receivable for unsettled trades of $0.6 billion, and principal and interest receivable of $0.4 billion, partially offset by decreases in corporate loans of $2.0 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2022:

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value/carrying value	$62,274,895	$1,748,209	$13,920,447	$526,309	$78,469,860
Implied market value of derivatives (2)	10,578,676	—	—	406,202	10,984,878
Debt
Repurchase agreements	55,855,293	—	3,200,556	456,748	59,512,597
Implied cost basis of derivatives (2)	10,630,890	—	—	419,461	11,050,351
Other secured financing	—	250,000	—	—	250,000
Debt issued by securitization vehicles	—	—	7,744,160	—	7,744,160
Participations issued	—	—	800,849	—	800,849
Net forward purchases	536,401	46,316	38	—	582,755
Other
Net other assets / liabilities	1,614,121	150,705	4,255	86,319	1,855,400
Net equity allocated	$7,445,108	$1,602,598	$2,179,099	$142,621	$11,369,426

Net equity allocated (%)	66%	14%	19%	1%	100%
Debt/net equity ratio (3)	7.5:1	0.2:1	5.4:1	3.2:1	6.0:1

(1) Fair value/carrying includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS and CMBX balances under Commercial.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at December 31, 2022 and December 31, 2021 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Freddie Mac, Fannie Mae or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At December 31, 2022 and December 31, 2021 we had on our Consolidated Statements of Financial Condition a total of $1.1 billion and $77.7 million, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $2.9 billion and $3.8 billion, respectively, of unamortized premium

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
(which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the years ended December 31, 2022 and 2021 was 12.2% and 23.7%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of December 31, 2022 and 2021 was 7.8% and 12.7%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$60,029,758	$58,296,605
Adjustable-rate pass-through	234,387	321,273
CMO	89,610	121,698
Interest-only	218,077	293,914
Multifamily	1,674,165	1,452,713
Reverse mortgages	28,898	39,402
Total agency securities	$62,274,895	$60,525,605
Residential credit
Credit risk transfer	$997,557	$936,228
Alt-A	91,216	69,487
Prime	197,870	275,441
Subprime	156,313	163,076
NPL/RPL	1,317,154	983,438
Prime jumbo (>= 2010 vintage)	228,593	171,894
Total residential credit securities	$2,988,703	$2,599,564
Total Residential Securities	$65,263,598	$63,125,169

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Residential Securities (1)	(dollars in thousands)
Principal amount	$68,290,976	$58,676,833
Net premium	1,049,253	2,973,471
Amortized cost	69,340,229	61,650,304
Amortized cost / principal amount	101.54%	105.07%
Carrying value	64,736,220	62,577,398
Carrying value / principal amount	94.79%	106.65%
Weighted average coupon rate	4.03%	3.35%
Weighted average yield	3.76%	2.69%
Adjustable-rate Residential Securities (1)
Principal amount	$1,407,295	$1,476,250
Weighted average coupon rate	7.16%	2.81%
Weighted average yield	7.01%	6.57%
Weighted average term to next adjustment (2)	9 Months	11 Months
Weighted average lifetime cap (3)	9.30%	0.18%
Principal amount at period end as % of total residential securities	2.06%	2.52%
Fixed-rate Residential Securities (1)
Principal amount	$66,883,681	$57,200,583
Weighted average coupon rate	3.96%	3.36%
Weighted average yield	3.70%	2.60%
Principal amount at period end as % of total residential securities	97.94%	97.48%
Interest-only Residential Securities
Notional amount	$17,346,307	$6,583,768
Net premium	785,532	720,235
Amortized cost	785,532	720,235
Amortized cost / notional amount	4.53%	10.94%
Carrying value	527,378	547,771
Carrying value / notional amount	3.04%	8.32%
Weighted average coupon rate	0.56%	2.01%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2022.

		Payment Structure		Investment Characteristics
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (1)
(dollars in thousands)
Credit risk transfer	$997,557	$—	$997,557	8.33%	1.92%	0.95%	6.26%
Alt-A	91,216	60,137	31,079	4.06%	14.80%	1.86%	7.11%
Prime	197,870	25,912	171,958	4.87%	7.90%	2.94%	5.11%
Subprime	156,313	55,817	100,496	5.09%	16.54%	8.32%	6.39%
Re-performing loan securitizations	843,949	474,170	369,779	3.94%	28.62%	31.28%	5.97%
Non-performing loan securitizations	473,205	447,237	25,968	3.52%	37.69%	79.54%	7.45%
Prime jumbo (>=2010 vintage)	228,593	34,292	194,301	6.78%	3.00%	2.05%	4.01%
Total/weighted average (2)	$2,988,703	$1,097,565	$1,891,138	5.62%	16.90%	22.46%	5.99%

(1) Represents the 3 month voluntary prepayment rate (“VPR”) and excludes the impact of interest-only securities. (2) Total investment characteristics exclude the impact of interest-only securities.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$997,557	$—	$997,557
Alt-A	3,737	87,150	329	—	91,216
Prime	5,109	176,114	3,574	13,073	197,870
Subprime	—	106,894	49,290	129	156,313
Re-performing loan securitizations	—	843,949	—	—	843,949
Non-performing loan securitizations	—	473,205	—	—	473,205
Prime jumbo (>=2010 vintage)	—	161,453	32,848	34,292	228,593
Total	$8,846	$1,848,765	$1,083,598	$47,494	$2,988,703

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2022.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2022, the interest rate swaps had a net fair value of ($75.7) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$59,512,597	$—	$—	$—	$59,512,597
Interest expense on repurchase agreements (1)	199,694	—	—	—	199,694
Other secured financing	—	250,000	—	—	250,000
Interest expense on other secured financing (1)	17,922	8,838	—	—	26,760
Debt issued by securitization vehicles (principal)	—	—	—	9,021,305	9,021,305
Interest expense on debt issued by securitization vehicles	300,654	601,308	601,308	8,915,309	10,418,579
Participations issued (principal)	—	—	—	852,068	852,068
Interest expense on participations issued	50,931	101,862	101,862	1,279,494	1,534,149
Long-term operating lease obligations	4,061	7,257	529	22	11,869
Total	$60,085,859	$969,265	$703,699	$20,068,198	$81,827,021

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2022.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the year ended December 31, 2022, we received $9.5 billion from principal repayments and $25.0 billion in cash from disposal of Securities. During the year ended December 31, 2021, we received $18.7 billion from principal repayments and $11.5 billion in cash from disposal of Securities.

Commitments and Contractual Obligations with Unconsolidated Entities
We do not have any commitments or contractual obligations arising from arrangements with unconsolidated entities that have or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, cash requirements or capital resources.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	4,683	3,649
Additional paid-in capital	22,981,320	20,324,780
Accumulated other comprehensive income (loss)	(3,708,896)	958,410
Accumulated deficit	(9,543,233)	(9,653,582)
Total stockholders’ equity	$11,270,443	$13,169,826

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the years ended December 31, 2022 and 2021, no shares were repurchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
During the year ended December 31, 2022, we closed two public offerings for an aggregate original issuance of 50 million shares of common stock for aggregate proceeds of $1.31 billion before deducting offering expenses. In connection with each offering, we granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full in both instances, resulting in an additional $196.5 million in proceeds before deducting offering expenses for the year ended December 31, 2022. The stock offerings conducted during the year ended December 31, 2022 were completed prior to the Reverse Stock Split and the foregoing share amounts have been retroactively adjusted to reflect the effects thereof.
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of RBC Capital Markets, LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the year ended December 31, 2022, under the at-the-market sales program, we issued 45.7 million shares for proceeds of $1.1 billion, net of commissions and fees. During the year ended December 31, 2021, under the at-the-market sales program, we issued 15.2 million shares for proceeds of $552.4 million, net of commissions and fees. The foregoing share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased to with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2022.
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
Our GAAP leverage ratio at December 31, 2022 and 2021 was 6.0:1 and 4.7:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 6.3:1 and 5.7:1, at December 31, 2022 and 2021, respectively. Our GAAP capital ratio at December 31, 2022 and 2021 was 13.9% and 17.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 13.4% and 14.4% at December 31, 2022 and 2021, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform within our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational Risk	We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.
Compliance, Regulatory and Legal	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Board Risk Committee (“BRC”) and Board Audit Committee (“BAC”) with support from the other Board Committees. The BRC is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The BAC is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The BRC and the BAC jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or ESG risk to us. The Corporate Responsibility Committee shares oversight of specific ESG-related matters with other Board Committees and meets jointly with the Management Development and Compensation Committee on the Company's human capital management and culture and with the BRC on ESG-related regulatory and policy risks.
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
Our wholly-owned subsidiary, Arcola, provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the FICC, with FICC acting as the central counterparty. In addition, Arcola may borrow funds through direct repurchase agreements.
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2022 and December 31, 2021, the weighted average days to maturity was 27 days and 52 days, respectively.
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
At December 31, 2022, we had total financial assets and cash pledged against existing liabilities of $62.9 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2022 compared to the same period in 2021, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2022.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
December 31, 2022	$59,946,810	$59,512,597	$102,025	$—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
December 31, 2020	65,528,297	64,825,239	210,484	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2022. The weighted average remaining maturity on our repurchase agreements and other secured financing was 29 days at December 31, 2022:

	December 31, 2022
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	31,426,193	4.27%	52.6%
30 to 59 days	22,107,566	4.18%	37.0%
60 to 89 days	5,262,025	4.59%	8.8%
90 to 119 days	367,800	5.82%	0.6%
Over 120 days (1)	599,013	6.66%	1.0%
Total	$59,762,597	4.30%	100.0%

(1) Less than 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program.
The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2022:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$59,512,597	4.29%	3.72%	27
Other secured financing	250,000	7.07%	7.20%	545
Debt issued by securitization vehicles (2)	9,021,305	3.29%	3.34%	12,475
Participations issued (2)	852,068	5.98%	6.20%	10,995
Total indebtedness	$69,635,970

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2022:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,424,160	$152,554	$1,576,714
Investments, at carrying value (1)
Agency mortgage-backed securities	57,893,285	3,881,181	61,774,466
Credit risk transfer securities	606,700	390,857	997,557
Non-agency mortgage-backed securities	1,652,359	338,787	1,991,146
Commercial mortgage-backed securities	507,777	18,532	526,309
Residential mortgage loans (2)	10,600,539	331,205	10,931,744
MSR	684,703	1,063,506	1,748,209
Other assets (3)	—	83,493	83,493
Total financial assets	$73,369,523	$6,260,115	$79,629,638

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2022:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,576,714
Residential Securities (2)	64,763,040
Commercial mortgage-backed securities	526,309
Residential mortgage loans (3)	1,809,832
Total liquid assets	$68,675,895
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	97.45%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $62.9 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2022. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $9.1 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $9.2 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2022 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,576,714	$—	$—	$—	$1,576,714
Agency mortgage-backed securities (principal)	96	457	628,513	64,405,435	65,034,501
Residential credit risk transfer securities (principal)	1,041	7,782	24,251	980,294	1,013,368
Non-agency mortgage-backed securities (principal)	177,027	78,141	786,630	1,201,309	2,243,107
Commercial mortgage-backed securities (principal)	—	6,409	521,151	18,939	546,499
Total securities	178,164	92,789	1,960,545	66,605,977	68,837,475
Residential mortgage loans (principal)	—	—	—	1,910,604	1,910,604
Total loans	—	—	—	1,910,604	1,910,604
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	10,336,742	10,336,742
Total financial assets - maturity	1,754,878	92,789	1,960,545	78,853,323	82,661,535
Effect of utilizing reset dates (1)	12,827,777	364,341	(368,432)	(12,823,686)	—
Total financial assets - interest rate sensitive	$14,582,655	$457,130	$1,592,113	$66,029,637	$82,661,535
Financial liabilities
Repurchase agreements	$58,795,784	$716,813	$—	$—	$59,512,597
Other secured financing	—	—	250,000	—	250,000
Debt issued by securitization vehicles (principal)	—	—	—	9,021,305	9,021,305
Participations issued (principal)	—	—	—	852,068	852,068
Total financial liabilities - maturity	58,795,784	716,813	250,000	9,873,373	69,635,970
Effect of utilizing reset dates (1)(2)	(44,914,551)	12,928,100	7,260,500	24,725,951	—
Total financial liabilities - interest rate sensitive	$13,881,233	$13,644,913	$7,510,500	$34,599,324	$69,635,970

Maturity gap	$(57,040,906)	$(624,024)	$1,710,545	$68,979,950	$13,025,565

Cumulative maturity gap	$(57,040,906)	$(57,664,930)	$(55,954,385)	$13,025,565

Interest rate sensitivity gap	$701,422	$(13,187,783)	$(5,918,387)	$31,430,313	$13,025,565

Cumulative rate sensitivity gap	$701,422	$(12,486,361)	$(18,404,748)	$13,025,565

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2022. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Change in Interest Rate (1)	Projected Percentage Change in Economic Net Interest Income (2)	Estimated Percentage Change in Portfolio Value (3)	Estimated Change as a % on NAV (3)(4)
-75 Basis points	11.4%	0.4%	2.9%
-50 Basis points	7.6%	0.3%	2.5%
-25 Basis points	3.8%	0.2%	1.5%
+25 Basis points	(3.8%)	(0.3%)	(1.9%)
+50 Basis points	(7.8%)	(0.6%)	(4.3%)
+75 Basis points	(11.7%)	(0.9%)	(6.9%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value	Estimated Change as a % on NAV (3)(4)
-25 Basis points	1.6%	12.1%
-15 Basis points	1.0%	7.2%
-5 Basis points	0.3%	2.4%
+5 Basis points	(0.3%)	(2.4%)
+15 Basis points	(0.9%)	(7.1%)
+25 Basis points	(1.6%)	(11.8%)
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
Our portfolio composition, based on balance sheet values, at December 31, 2022 and 2021 was as follows:

	December 31, 2022	December 31, 2021
Category
Agency mortgage-backed securities (1)	79.4%	81.9%
Credit risk transfer securities	1.3%	1.3%
Non-agency mortgage-backed securities	2.5%	2.2%
Residential mortgage loans (1)	13.9%	10.4%
Mortgage servicing rights	2.2%	0.7%
Interests in MSR	—%	0.1%
Commercial real estate (1) (2)	0.7%	0.7%
Corporate debt	—%	2.7%
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
The following table summarizes our exposure to counterparties by geography at December 31, 2022:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	21	$48,023,746	$(27,824)	$2,869,757
Europe	10	7,647,043	(47,894)	785,461
Japan	4	4,091,808	—	191,593
Total	35	$59,762,597	$(75,718)	$3,846,811

(1) Includes repurchase agreements and other secured financing.
(2) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement and other secured financing and derivatives for each counterparty.

Operational Risk Management
We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. We manage operational risk through a variety of tools including policies and procedures that cover topics such as business continuity, personal conduct, cybersecurity and vendor management. Other tools include Risk and Control Self Assessment (“RCSA”) testing, including disaster recovery/testing; systems controls, including access controls; training, including phishing exercises and cybersecurity awareness training; and monitoring, which includes the use of key risk indicators. Our Operational Risk team conducts a disaster recovery exercise on an annual basis. Cyber security-related threats are addressed in tabletop exercises managed by the Cybersecurity Committee and business disruption events are addressed in tabletop exercises managed by the Operational Risk team. The results of these tabletop exercises are reported to management. Employee-level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.
Operational Risk Management responsibilities are overseen by the ERC. The ERC is responsible for supporting the Operating Committee in the implementation, ongoing monitoring, and evaluation of the effectiveness of the enterprise-wide risk management framework. This oversight authority includes review of the strategies, policies, and practices established by management to identify, assess, measure, and manage enterprise-wide risk.
Members of the Operational Risk Management team participate in the Cybersecurity Committee established to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee our Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. The Head of Information Technology Infrastructure is responsible for continuously reporting to the Cybersecurity Committee throughout the year regarding cybersecurity and related risks. Our Chief Technology Officer and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Head of Information Technology Infrastructure are members of multiple industry associations that discuss industry threats, challenges and solutions to cybersecurity issues. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC and the relevant Board committees. Our internal audit department determines whether our cybersecurity program and information security practices align with relevant portions of the National Institute of Standards and Technology (“NIST”) framework. There is no assurance that our efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We currently maintain cybersecurity insurance, however, there is no assurance that our current policy will cover all cybersecurity breaches or our related losses, or that we will be able to continue to maintain cybersecurity insurance in the future.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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

MSR
Description: We elected to account for MSR at fair value. The market for MSR is considered less active and transparent compared to securities. As such fair value estimates for our investment in MSR are obtained from models, which use significant unobservable inputs in their valuations.
Judgments and Uncertainties: These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including prepayment rates, delinquency levels, costs to service and discount rates. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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

Interest Rate Swaps
Description: We are required to account for derivative assets and liabilities at fair value, which may or may not be cleared through a derivative clearing organization. We value our cleared interest rate swaps using the prices provided by the derivatives clearing organization. We value uncleared derivatives using internal models with prices compared to counterparty marks.
Judgments and Uncertainties: We use the overnight indexed swap (“OIS”) curve, the SOFR curve, or SOFR forward rates as an input to value substantially all of our uncleared interest rate swaps. Consistent with market practice, we exchange collateral (also called margin) based on the fair values of our interest rate swaps. Through this margining process, we may be able to compare our recorded fair value with the fair value calculated by the counterparty or derivatives clearing organization, providing additional verification of our recorded fair value of the uncleared interest rate swaps.
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
Sensitivity of Estimates to Change: Changes to model assumptions, including interest rates and other market data, as well as periodic revisions to the model will cause changes in the results. Adjustments are made for actual prepayment activity as it relates to calculating the effective yield. The sensitivity of changes in interest rates to our economic net interest income is included in the interest rate shock analysis and discussions within this Item 7 for further information.

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
Item 7. Management’s Discussion and Analysis
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

Residential Credit Securities
Refers to CRT securities and non-Agency mortgage-backed securities.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on the Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2022. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Annaly Capital Management, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
February 16, 2023

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.  The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.
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
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
On May 20, 2020, at our 2020 Annual Meeting of Stockholders, our stockholders approved the 2020 Equity Incentive Plan. The 2020 Equity Incentive Plan authorizes us to grant options, stock appreciation rights, dividend equivalent rights, or other share-based awards, including restricted shares up to an aggregate of 31,250,000 shares, subject to adjustments for any awards that were outstanding under our 2010 Equity Incentive Plan (the “Prior Incentive Plan,” together with the 2020 Equity Incentive Plan, the “Incentive Plans”) on the effective date of the 2020 Equity Incentive Plan and subsequently expire, terminate, or are surrendered or forfeited.
Since the adoption of the 2020 Equity Incentive Plan, no further awards have been made under the Prior Incentive Plan, although existing awards remained effective.
The following table provides information as of December 31, 2022 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	29,447,507
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	29,447,507

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2022.

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

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 3, 2006).
3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008).
3.5	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 23, 2011).
3.6	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 23, 2019).
3.7	Articles of Amendment to the Articles of Incorporation of the Registration (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 23, 2022).
3.8	Articles of Amendment to the Articles of Incorporation of the Registration (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed September 23, 2022).
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

3.23	Amended and Restated Bylaws of the Registrant, December 8, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 9, 2022).
4.1
Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed September 17, 1997).

4.2	Specimen Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-74618) filed on December 5, 2001).
4.3	Specimen Series F Preferred Stock Certificate (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 8-A filed July 27, 2017).
4.4	Specimen Series G Preferred Stock Certificate (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).
4.5	Specimen Series I Preferred Stock Certificate (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

4.10	Description of Securities. †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2	Registrant’s 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 1, 2010).*
10.3	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).
10.5	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).*
10.6	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.7	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.8	Form of 2020 Performance Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.9	Form of 2020 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.10	Form of 2022 Performance Stock Unit Award (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 18, 2022.*
10.11	Form of 2022 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 18, 2022.*
10.12	Form of 2023 Performance Stock Unit Award.*†
10.13	Form of 2023 Restrictive Stock Unit Award.*†
21.1	Subsidiaries of Registrant. †
23.1	Consent of Ernst & Young LLP. †
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2022 and 2021; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (v) Notes to Consolidated Financial Statements.

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 (formatted in Inline XBRL and contained in Exhibit 101).
*             Exhibit Numbers 10.2, 10.3, 10.5, 10.6, 10.7,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Valuation of mortgage servicing rights

Description of the Matter	The Company invests in servicing related assets comprised of mortgage servicing rights (“MSR”) totaling $1.7 billion as of December 31, 2022 as included in Note 7 to the consolidated financial statements. The Company records MSR at fair value on a recurring basis with changes in fair value recognized in the statement of comprehensive income (loss). These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate significant unobservable assumptions, which include discount rates, prepayment rates and servicing costs.

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

To test the valuation of MSR, our audit procedures included, among others, evaluating the Company’s valuation techniques used to estimate future cash flows, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying records and third-party data, evaluating the Company’s model, and testing the assumptions used by management by comparing them to current industry, market and economic trends. We involved our valuation specialists to assist in our evaluation of the Company’s valuation techniques and the assumptions used by management, and to independently develop a range of fair values for the MSR. We compared the assumptions made by management and management’s estimate of fair value to the assumptions and fair value ranges developed by management’s valuation specialists and our independent ranges to assess management’s estimates of fair value. We also assessed the competence and objectivity of management’s independent valuation firms engaged to evaluate the reasonableness of the fair values developed by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 16, 2023

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2022	2021
Assets
Cash and cash equivalents (includes pledged assets of $1,424,160 and $1,222,505, respectively) (1)	$1,576,714	$1,342,090
Securities (includes pledged assets of $60,660,121 and $56,675,447, respectively) (2)	65,789,907	63,655,674
Loans, net (includes pledged assets of $1,653,464 and $2,462,776, respectively) (3)	1,809,832	4,242,043
Mortgage servicing rights (includes pledged assets of $684,703 and $—, respectively)	1,748,209	544,562
Interests in MSR	—	69,316
Assets transferred or pledged to securitization vehicles	9,121,912	6,086,308
Assets of disposal group held for sale	—	194,138
Derivative assets	342,064	170,370
Receivable for unsettled trades	575,091	2,656
Principal and interest receivable	637,301	234,983
Goodwill and intangible assets, net	16,679	24,241
Other assets	233,003	197,683
Total assets	$81,850,712	$76,764,064
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$59,512,597	$54,769,643
Other secured financing	250,000	903,255
Debt issued by securitization vehicles	7,744,160	5,155,633
Participations issued	800,849	1,049,066
Liabilities of disposal group held for sale	—	154,956
Derivative liabilities	204,172	881,537
Payable for unsettled trades	1,157,846	147,908
Interest payable	325,280	91,176
Dividends payable	412,113	321,142
Other liabilities	74,269	94,423
Total liabilities	70,481,286	63,568,739
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding, respectively	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 and 2,936,500,000 authorized, respectively, 468,309,810 and 364,934,065 issued and outstanding, respectively	4,683	3,649
Additional paid-in capital	22,981,320	20,324,780
Accumulated other comprehensive income (loss)	(3,708,896)	958,410
Accumulated deficit	(9,543,233)	(9,653,582)
Total stockholders’ equity	11,270,443	13,169,826
Noncontrolling interests	98,983	25,499
Total equity	11,369,426	13,195,325
Total liabilities and equity	$81,850,712	$76,764,064

(1) Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.2 million and $16.2 million at December 31, 2022 and 2021, respectively.
(2) Excludes $0.0 million and $44.2 million at December 31, 2022 and 2021, respectively, of agency mortgage-backed securities, $1.0 billion and $350.4 million at December 31, 2022 and 2021, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3) Includes $1.3 million and $2.3 million of residential mortgage loans held for sale at December 31, 2022 and 2021, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2022	2021	2020
Net interest income
Interest income	$2,778,887	$1,983,036	$2,229,625
Interest expense	1,309,735	249,243	899,112
Net interest income	1,469,152	1,733,793	1,330,513
Net servicing income
Servicing and related income	246,926	69,018	94,190
Servicing and related expense	25,145	12,202	26,437
Net servicing income	221,781	56,816	67,753
Other income (loss)
Net gains (losses) on investments and other	(4,602,456)	120,958	358,489
Net gains (losses) on derivatives	4,859,174	807,730	(2,273,732)
Loan loss (provision) reversal	20,660	145,066	(147,581)
Business divestiture-related gains (losses)	(40,258)	(278,559)	—
Other, net	6,667	1,165	(31,442)
Total other income (loss)	243,787	796,360	(2,094,266)
General and administrative expenses
Compensation and management fee	112,703	118,451	131,685
Other general and administrative expenses	50,026	67,563	90,510
Total general and administrative expenses	162,729	186,014	222,195
Income (loss) before income taxes	1,771,991	2,400,955	(918,195)
Income taxes	45,571	4,675	(28,423)
Net income (loss)	1,726,420	2,396,280	(889,772)
Net income (loss) attributable to noncontrolling interests	1,095	6,384	1,391
Net income (loss) attributable to Annaly	1,725,325	2,389,896	(891,163)
Dividends on preferred stock	110,623	107,532	142,036
Net income (loss) available (related) to common stockholders	$1,614,702	$2,282,364	$(1,033,199)
Net income (loss) per share available (related) to common stockholders
Basic	$3.93	$6.40	$(2.92)
Diluted	$3.92	$6.39	$(2.92)
Weighted average number of common shares outstanding
Basic	411,348,484	356,856,520	353,664,860
Diluted	411,621,758	357,142,251	353,664,860
Other comprehensive income (loss)
Net income (loss)	$1,726,420	$2,396,280	$(889,772)
Unrealized gains (losses) on available-for-sale securities	(8,204,542)	(2,419,618)	2,012,878
Reclassification adjustment for net (gains) losses included in net income (loss)	3,537,236	3,693	(776,734)
Other comprehensive income (loss)	(4,667,306)	(2,415,925)	1,236,144
Comprehensive income (loss)	(2,940,886)	(19,645)	346,372
Comprehensive income (loss) attributable to noncontrolling interests	1,095	6,384	1,391
Comprehensive income (loss) attributable to Annaly	(2,941,981)	(26,029)	344,981
Dividends on preferred stock	110,623	107,532	142,036
Comprehensive income (loss) attributable to common stockholders	$(3,052,604)	$(133,561)	$202,945

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2022	2021	2020
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,982,026
Redemption	—	—	(445,457)
End of period	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$3,649	$3,496	$3,575
Issuance	1,031	152	—
Buyback of common stock	—	—	(80)
Stock-based award activity	3	1	—
Direct purchase and dividend reinvestment	—	—	1
End of period	$4,683	$3,649	$3,496
Additional paid-in capital
Beginning of period	$20,324,780	$19,761,304	$19,977,649
Issuance	2,634,969	552,063	(93)
Buyback of common stock	—	—	(209,338)
Stock-based award activity	21,571	11,413	6,452
Redemption of preferred stock	—	—	(14,543)
Direct purchase and dividend reinvestment	—	—	1,177
End of period	$22,981,320	$20,324,780	$19,761,304
Accumulated other comprehensive income (loss)
Beginning of period	$958,410	$3,374,335	$2,138,191
Unrealized gains (losses) on available-for-sale securities	(8,204,542)	(2,419,618)	2,012,878
Reclassification adjustment for net gains (losses) included in net income (loss)	3,537,236	3,693	(776,734)
End of period	$(3,708,896)	$958,410	$3,374,335
Accumulated deficit
Beginning of period - unadjusted	$(9,653,582)	$(10,667,388)	$(8,309,424)
Cumulative effect of change in accounting principle for credit losses	—	—	(39,641)
Beginning of period - adjusted	(9,653,582)	(10,667,388)	(8,349,065)
Net income (loss) attributable to Annaly	1,725,325	2,389,896	(891,163)
Dividends declared on preferred stock (1)	(110,623)	(107,532)	(142,036)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(1,504,353)	(1,268,558)	(1,285,124)
End of period	$(9,543,233)	$(9,653,582)	$(10,667,388)
Total stockholder’s equity	$11,270,443	$13,169,826	$14,008,316
Noncontrolling interests
Beginning of period	$25,499	$13,480	$4,327
Net income (loss) attributable to noncontrolling interests	1,095	6,384	1,391
Equity contributions from (distributions to) noncontrolling interests	72,389	5,635	7,762
End of period	$98,983	$25,499	$13,480
Total equity	$11,369,426	$13,195,325	$14,021,796
(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$1,726,420	$2,396,280	$(889,772)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	87,154	784,110	1,371,178
Amortization of securitized debt premiums and discounts and deferred financing costs	(4,733)	(6,620)	(11,576)
Depreciation, amortization and other noncash expenses	20,506	24,636	41,357
Net (gains) losses on investments and derivatives	109,443	(1,204,830)	1,707,366
Business divestiture-related (gains) losses	40,258	278,559	—
Income (loss) from unconsolidated joint ventures	(11,454)	12,181	7,072
Loan loss provision (reversal)	(20,660)	(145,066)	147,581
Payments on purchases of loans held for sale	—	(51,403)	(147,833)
Proceeds from sales and repayments of loans held for sale	4,597	90,020	168,716
Net receipts (payments) on derivatives	3,643,954	932,867	(1,958,131)
Net change in
Other assets	(11,437)	31,044	249,778
Interest receivable	(403,613)	32,926	159,320
Interest payable	233,753	(99,590)	(285,219)
Other liabilities	(41,777)	1,725	(31,870)
Net cash provided by (used in) operating activities	5,372,411	3,076,839	527,967
Cash flows from investing activities
Payments on purchases of securities	(45,474,466)	(22,344,751)	(32,676,856)
Proceeds from sales of securities	25,055,929	11,670,321	52,639,778
Principal payments on securities	9,541,036	18,742,951	19,571,476
Payments on purchases and origination of loans	(6,137,067)	(7,715,200)	(2,257,314)
Proceeds from sales of loans	1,930,367	1,213,745	624,026
Principal payments on loans	1,562,308	2,610,912	2,222,500
Payments on purchases of MSR	(1,009,349)	(473,035)	—
Proceeds from sales of MSR	9,085	82,175	72,160
Payments on purchases of interests in MSR	(4,913)	(65,107)	—
Investments in real estate	—	(2,329)	(7,450)
Proceeds from sales of real estate	—	53,910	149,600
Proceeds from reverse repurchase agreements	24,500,024	16,734,313	58,800,000
Payments on reverse repurchase agreements	(24,500,024)	(16,734,313)	(58,800,000)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	290	7,590
Proceeds from sale of equity securities	—	6,957	—
Cash acquired (paid) in asset acquisition	—	—	6,264
Net proceeds from business divestiture	—	1,118,440	—
Net cash provided by (used in) investing activities	(14,527,070)	4,899,279	40,351,774
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	3,571,043,066	2,288,704,788	2,776,331,362
Payments on repurchase agreements and other secured financing	(3,566,953,367)	(2,298,775,005)	(2,816,805,618)
Proceeds from issuances of securitized debt	5,473,311	3,719,027	2,385,374
Principal payments on securitized debt	(1,234,090)	(1,716,196)	(1,238,962)
Payments on purchases of securitized debt	(8,495)	—	—
Payment of deferred financing cost	—	(9,279)	(553)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	2,636,000	552,215	1,175
Redemptions of preferred stock	—	—	(460,000)
Proceeds from participations issued	1,908,204	1,847,821	38,741
Payments on repurchases of participations issued	(1,973,666)	(818,575)	—
Principal payments on participations issued	(50,712)	(23,374)	—
Net principal receipts (payments) on mortgages payable	—	(2,237)	(60,980)
Net contributions (distributions) from (to) noncontrolling interests	72,389	5,635	7,762
Net payments on share repurchase	—	—	(209,418)
Settlement of stock-based awards in satisfaction of withholding tax requirements	(4,108)	(2,830)	—
Dividends paid	(1,519,249)	(1,359,721)	(1,475,650)
Net cash provided by (used in) financing activities	9,389,283	(7,877,731)	(41,486,767)
Net (decrease) increase in cash and cash equivalents	234,624	98,387	(607,026)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,342,090	1,243,703	1,850,729
Cash and cash equivalents including cash pledged as collateral, end of period	$1,576,714	$1,342,090	$1,243,703
Supplemental disclosure of cash flow information
Interest received	$2,459,012	$2,701,381	$3,681,826
Dividends received	$—	$51	$4,643
Interest paid (excluding interest paid on interest rate swaps)	$866,829	$269,244	$1,166,977
Net interest received (paid) on interest rate swaps	$15,621	$(340,738)	$296,621
Taxes received (paid)	$(492)	$(3,797)	$1,515
Noncash investing and financing activities
Receivable for unsettled trades	$575,091	$2,656	$15,912
Payable for unsettled trades	$1,157,846	$147,908	$884,069
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$(4,667,306)	$(2,415,925)	$1,236,144
Dividends declared, not yet paid	$412,113	$321,142	$307,613
Derecognition of assets of consolidated VIEs	$424,005	$3,075,961	$1,222,221
Derecognition of securitized debt of consolidated VIEs	$391,928	$2,506,799	$1,141,311
Derecognition of mortgages payable	$—	$314,485	$—

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2022, 2021 and 2020
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
The Company’s three investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including Agency commercial mortgage-backed securities.
Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Mortgage Servicing Rights Group	Invests in MSR, which provide the right to service residential mortgage loans in exchange for a portion of the interest payments made on the loans.
In April 2022, the Company announced that it had entered into a definitive agreement to sell substantially all of the assets that comprise the Annaly Middle Market Lending (“MML”) portfolio, including assets held on balance sheet as well as assets managed for third parties. The vast majority of these assets were legally transferred at the end of the third quarter of 2022 and the remaining assets were transferred by the end of the fourth quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.
In March 2021, the Company announced that it had entered into a definitive agreement to sell and exit its Commercial Real Estate (“CRE”) business. During the year ended December 31, 2021, the platform and the significant majority of the assets were transferred with the remaining assets transferred by the end of the year ended December 31, 2022. Refer to the “Sale of Commercial Real Estate Business” Note for additional information.

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
Beginning with the quarter ended March 31, 2022, in light of the continued growth of its mortgage servicing rights portfolio the Company enhanced its financial disclosures by separately reporting servicing income and servicing expense in its Consolidated Statements of Comprehensive Income (Loss). Servicing income and servicing expense were previously included within Other income (loss). As a result of this change, prior periods have been adjusted to conform to the current presentation.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
Reverse Stock Split
On September 8, 2022, the Company announced that its Board had unanimously approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split was effective following the close of business on September 23, 2022 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of the Company’s common stock remained unchanged at $0.01 per share after the Reverse Stock Split. Accordingly, for all historical periods presented, an amount equal to the par value of the reduced number of shares resulting from the Reverse Stock Split was reclassified from Common stock to Additional paid in capital in the Company’s Consolidated Statements of Financial Condition. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Reverse Stock Split.

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.4 billion and $1.2 billion at December 31, 2022 and December 31, 2021, respectively.
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
Interest Income - The Company recognizes interest income primarily on Residential Securities (as defined in the “Securities” Note), residential mortgage loans, commercial investments and reverse repurchase agreements. Interest accrued but not received is recognized as Interest receivable on the Consolidated Statements of Financial Condition. Interest income is presented as a separate line item on the Consolidated Statements of Comprehensive Income (Loss). Refer to the “Interest Income and Interest Expense” Note for further discussion.
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

Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There were no recent ASUs that are expected to have a significant impact on the Company's consolidated financial statements when adopted or had a significant impact on the Company's consolidated financial statements upon adoption.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2022 and 2021.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2022	December 31, 2021
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$34,528,515	$59,939,383
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	27,746,380	586,222
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	997,557	936,228
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,991,146	1,663,336
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	508,406	521,440
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	17,903	9,065
Total securities			65,789,907	63,655,674
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,809,832	2,272,072
Loans, net	Residential mortgage loan warehouse facility	Fair value, with unrealized gains (losses) through earnings	—	980
Loans, net	Corporate debt, held for investment	Amortized cost	—	1,968,991
Total loans, net			1,809,832	4,242,043
Interests in MSR	Interest in net servicing cash flows	Fair value, with unrealized gains (losses) through earnings	—	69,316
Assets transferred or pledged to securitization vehicles	Agency mortgage-backed securities	Fair value, with unrealized gains (losses) through other comprehensive income	—	589,873
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	9,121,912	5,496,435
Total assets transferred or pledged to securitization vehicles			9,121,912	6,086,308
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	59,512,597	54,769,643
Other secured financing	Loans	Amortized cost	250,000	903,255
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	7,744,160	5,155,633
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	800,849	1,049,066
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. During the year ended December 31, 2022, ($665.6) million of unrealized gains (losses) on Agency mortgage-backed securities purchased on or after July 1, 2022, were reported in Net gains (losses) on investments and other in the Company’s Consolidated Statements of Comprehensive Income (Loss). Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities where the fair value option has not been elected and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a securities loss provision and reflected as an allowance for credit losses on securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  For the year ended December 31, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that it intended to sell. There was no impairment recognized for the years ended December 31, 2022 and 2020. When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security.
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the year ended December 31, 2022:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$60,525,605	$2,599,564	$530,505	$63,655,674
Purchases	44,470,550	1,728,916	262,634	46,462,100
Sales and transfers	(28,360,527)	(573,571)	(247,935)	(29,182,033)
Principal paydowns	(8,942,437)	(520,743)	(4,375)	(9,467,555)
(Amortization) / accretion	(53,880)	7,403	827	(45,650)
Fair value adjustment	(5,364,416)	(252,866)	(15,347)	(5,632,629)
Ending balance December 31, 2022	$62,274,895	$2,988,703	$526,309	$65,789,907

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that were carried at their fair value at December 31, 2022 and 2021:

	December 31, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,232,479	$2,105,813	$(1,003,225)	$64,335,067	$62,060	$(4,367,369)	$60,029,758
Adjustable-rate pass-through	232,028	17,065	(85)	249,008	2,138	(16,759)	234,387
CMO	101,543	1,781	—	103,324	—	(13,714)	89,610
Interest-only	1,824,339	438,295	—	438,295	153	(220,371)	218,077
Multifamily (1)	9,801,375	311,785	(1,021)	1,750,737	7,588	(84,160)	1,674,165
Reverse mortgages	28,478	3,379	—	31,857	—	(2,959)	28,898
Total agency securities	$75,220,242	$2,878,118	$(1,004,331)	$66,908,288	$71,939	$(4,705,332)	$62,274,895
Residential credit
Credit risk transfer (2)	$1,013,368	$6,790	$(4,828)	$1,015,330	$6,629	$(24,402)	$997,557
Alt-A	111,009	9	(5,048)	105,970	—	(14,754)	91,216
Prime (3)	1,946,186	19,496	(17,375)	240,694	1,528	(44,352)	197,870
Subprime	202,304	—	(32,188)	170,116	1,275	(15,078)	156,313
NPL/RPL	1,426,616	1,624	(15,500)	1,412,740	87	(95,673)	1,317,154
Prime jumbo (>=2010 vintage) (4)	5,717,558	37,260	(29,242)	272,623	1,685	(45,715)	228,593
Total residential credit securities	$10,417,041	$65,179	$(104,181)	$3,217,473	$11,204	$(239,974)	$2,988,703
Total residential securities	$85,637,283	$2,943,297	$(1,108,512)	$70,125,761	$83,143	$(4,945,306)	$65,263,598
Commercial
Commercial securities	$546,499	—	$(2,405)	$544,094	$—	$(17,785)	$526,309
Total securities	$86,183,782	$2,943,297	$(1,110,917)	$70,669,855	$83,143	$(4,963,091)	$65,789,907

	December 31, 2021
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$54,432,252	$3,008,185	$(18,314)	$57,422,123	$1,349,125	$(474,643)	$58,296,605
Adjustable-rate pass-through	305,211	1,965	(2,124)	305,052	16,223	(2)	321,273
CMO	114,533	1,888	—	116,421	5,277	—	121,698
Interest-only	1,912,415	456,683	—	456,683	428	(163,197)	293,914
Multifamily (1)	5,671,138	273,553	—	1,453,946	15,330	(16,563)	1,452,713
Reverse mortgages	36,807	3,550	—	40,357	—	(955)	39,402
Total agency investments	$62,472,356	$3,745,824	$(20,438)	$59,794,582	$1,386,383	$(655,360)	$60,525,605
Residential credit
Credit risk transfer (2)	$924,101	$8,754	$(1,176)	$927,555	$9,641	$(968)	$936,228
Alt-A	83,213	31	(17,133)	66,111	3,627	(251)	69,487
Prime (3)	323,062	9,841	(14,757)	268,117	10,853	(3,529)	275,441
Subprime	170,671	349	(16,111)	154,909	8,285	(118)	163,076
NPL/RPL	987,415	950	(1,698)	986,667	2,739	(5,968)	983,438
Prime jumbo (>=2010 vintage) (4)	299,783	5,680	(6,410)	172,598	4,272	(4,976)	171,894
Total residential credit securities	$2,788,245	$25,605	$(57,285)	$2,575,957	$39,417	$(15,810)	$2,599,564
Total residential securities	$65,260,601	$3,771,429	$(77,723)	$62,370,539	$1,425,800	$(671,170)	$63,125,169
Commercial
Commercial securities	$533,071	$—	$(127)	$532,944	$165	$(2,604)	$530,505
Total securities	$65,793,672	$3,771,429	$(77,850)	$62,903,483	$1,425,965	$(673,774)	$63,655,674

(1) Principal/Notional amount includes $8.4 billion and $4.5 billion of Agency Multifamly interest-only securities as of December 31, 2022 and December 31, 2021, respectively.
(2) Principal/Notional amount includes $0.0 million and $4.1 million of a CRT interest-only security as of December 31, 2022 and December 31, 2021, respectively.
(3) Principal/Notional amount includes $1.7 billion and $50.0 million of Prime interest-only securities as of December 31, 2022 and December 31, 2021, respectively.
(4) Principal/Notional amount includes $5.5 billion and $126.5 million of Prime Jumbo interest-only securities as of December 31, 2022 and December 31, 2021, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Investment Type	(dollars in thousands)
Fannie Mae	$54,043,015	$48,404,991
Freddie Mac	8,174,080	10,880,033
Ginnie Mae	57,800	1,240,581
Total	$62,274,895	$60,525,605

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at December 31, 2022 and 2021, according to their estimated weighted average life classifications:

	December 31, 2022		December 31, 2021
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$247,921	$264,637	$253,129	$250,689
Greater than one year through five years	3,002,471	3,206,250	16,155,017	15,766,307
Greater than five years through ten years	55,593,990	59,658,578	45,470,212	45,102,607
Greater than ten years	6,419,216	6,996,296	1,246,811	1,250,936
Total	$65,263,598	$70,125,761	$63,125,169	$62,370,539

The estimated weighted average lives of the Residential Securities at December 31, 2022 and 2021 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$33,061,267	$(3,448,120)	2,481	$22,828,156	$(475,064)	571
12 Months or more	1,260,378	(266,686)	129	383,815	(10,960)	19
Total	$34,321,645	$(3,714,806)	2,610	$23,211,971	$(486,024)	590

(1) Excludes interest-only mortgage-backed securities and reverse mortgages and, effective July 1, 2022, newly purchased Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.

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
During the years ended December 31, 2022 and 2021, the Company disposed of $28.9 billion and $11.5 billion, respectively, of Residential Securities. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the years ended December 31, 2022 and 2021, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the year ended	(dollars in thousands)
December 31, 2022	$66,587	$(3,663,446)	$(3,596,859)
December 31, 2021	$102,567	$(105,646)	$(3,079)

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of December 31, 2022 and 2021, the Company reported $1.8 billion and $2.3 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.3 million and $2.3 million at December 31, 2022 and 2021, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $20.7 million, $145.1 million and ($147.6) million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, the Company’s loan loss allowance was $0 and $27.9 million, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the year ended December 31, 2022:

	Residential	Corporate Debt	Total
	(dollars in thousands)
Beginning balance January 1, 2022	$2,272,072	$1,968,991	$4,241,063
Purchases / originations	5,983,775	185,269	6,169,044
Sales and transfers (1)	(6,106,109)	(1,902,444)	(8,008,553)
Principal payments	(111,589)	(231,190)	(342,779)
Gains / (losses) (2)	(220,130)	(23,320)	(243,450)
(Amortization) / accretion	(8,187)	2,694	(5,493)
Ending balance December 31, 2022	$1,809,832	$—	$1,809,832

(1) Includes securitizations, syndications, transfers to securitization vehicles and corporate debt transfers to assets of disposal group held for sale and other assets. Includes transfer of residential loans to securitization vehicles with a carrying value of $6.1 billion during the year ended December 31, 2022.
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
The mortgage loans are secured by first liens on primarily one-to-four family residential properties. A subsidiary of the Company has engaged a third party to act as its custodian, agent and bailee for the purposes of receiving and holding certain documents, instruments and papers related to the residential mortgage loans it purchases. Pursuant to the Company’s custodial agreement, the custodian segregates and maintains continuous custody of all documents constituting the mortgage file with respect to each mortgage loan owned by the subsidiary in secure and fire resistant facilities and in a manner consistent with the standard of care employed by prudent mortgage loan document custodians. At or prior to the funding of any residential mortgage loan, the related seller, pursuant to the terms of our mortgage loan purchase agreement, must deliver to the custodian, the mortgage loan documents including the mortgage note, the mortgage and other related loan documents. In addition, a complete credit file for the related mortgage and borrower must be delivered to the subsidiary prior to the date of purchase.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value	$10,931,744	$7,768,507
Unpaid principal balance	$12,247,346	$7,535,855
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2022 and 2021 for these investments, excluding loan warehouse facilities:

	For the Years Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Interest income	$410,195	$182,325
Net gains (losses) on disposal of investments (1)	(12,842)	(37,212)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(1,420,645)	19,545
Total included in net income (loss)	$(1,023,292)	$164,658

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2022 and 2021 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2022		December 31, 2021
Property location	% of Balance	Property location	% of Balance
California	44.8%	California	50.2%
New York	10.3%	New York	10.9%
Florida	8.3%	Florida	6.1%
Texas	5.1%	All other (none individually greater than 5%)	32.8%
All other (none individually greater than 5%)	31.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$3 - $4,396	$489	$1 - $4,382	$513
Interest rate	2.00% - 15.00%	4.61%	0.75% - 9.24%	4.04%
Maturity	7/1/2029 - 1/1/2063	10/6/2051	7/1/2029 - 12/1/2061	12/22/2050
FICO score at loan origination	588 - 831	759	604 - 831	762
Loan-to-value ratio at loan origination	5% - 100%	68%	8% - 103%	66%
At December 31, 2022 and 2021, approximately 11% and 16%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participates in an arrangement that provides a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At December 31, 2022 and December 31, 2021, the fair value and carrying value of this warehouse facility was approximately $0.0 million and $1.0 million, respectively, and reported as Loans, net in the Consolidated Statements of Financial Condition. As of December 31, 2022, the lending facility was not on nonaccrual status nor past due.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Commercial
As of December 31, 2021, commercial real estate loans were reported in Assets of disposal group held for sale in the Consolidated Statements of Financial Condition and classified as held for sale. Refer to the “Sale of Commercial Real Estate Business” Note for additional information on the transaction.

Corporate Debt
In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the “MML Portfolio”), to Ares Capital Management LLC (“Ares”). The vast majority of these assets were legally transferred to Ares at the end of the third quarter and the remaining assets were transferred by the end of the fourth quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

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
Interests in MSR represent agreements to purchase all, or a component of, net servicing cash flows. A third party acted as a master servicer for the loans providing the net servicing cash flows represented by the Interests in MSR. The Company accounts for its Interests in MSR at fair value with change in fair value presented in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Cash flows received for Interests in MSR are recorded in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
The following table presents activity related to MSR and Interests in MSR for the years ended December 31, 2022 and 2021:

Mortgage Servicing Rights	December 31, 2022	December 31, 2021
	(dollars in thousands)
Fair value, beginning of period	$544,562	$100,895
Purchases (1)	1,009,351	468,196
Transfers (2)	82,650	—
Sales	(9,084)	(82,176)
Change in fair value due to
Changes in valuation inputs or assumptions (3)	205,463	120,879
Other changes, including realization of expected cash flows	(84,733)	(63,232)
Fair value, end of period	$1,748,209	$544,562

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Transfers from Interests in MSR - Refer to the “Variable Interest Entities” Note for additional information.
(3) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	December 31, 2022	December 31, 2021
	(dollars in thousands)
Beginning balance	$69,316	$—
Purchases (1)	4,860	65,107
Transfers (2)	(82,650)	—
Gain (loss) included in net income	8,474	4,209
Ending balance December 31, 2022	$—	$69,316

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Transfers to MSR - Refer to the “Variable Interest Entities” Note for additional information

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.0 billion at December 31, 2022. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
During the year ended December 31, 2022, the Company deconsolidated the 2020 multifamily VIE since it sold all of its interest-only securities and no longer retains a significant variable interest in the entity. As a result of the deconsolidation of this VIE, the Company derecognized approximately $424.0 million of securities and approximately $391.9 million of debt issued by securitization vehicles and recognized a realized gain of $33.4 million, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).
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

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2022-NQM1	January 2022	$556,696
OBX 2022-INV1	January 2022	$377,275
OBX 2022-INV2	February 2022	$466,686
OBX 2022-NQM2	February 2022	$439,421
OBX 2022-INV3	March 2022	$330,823
OBX 2022-NQM3	March 2022	$315,843
OBX 2022-NQM4	May 2022	$457,285
OBX 2022-J1	May 2022	$389,334
OBX 2022-NQM5	June 2022	$390,775
OBX 2022-INV4	June 2022	$335,900
OBX 2022-NQM6	June 2022	$387,913
OBX 2022-J2	August 2022	$305,969
OBX 2022-NQM7	August 2022	$358,931
OBX 2022-NQM8	September 2022	$397,470
OBX 2022-INV5	November 2022	$326,226
OBX 2022-NQM9	December 2022	$359,380
As of December 31, 2022 and 2021, a total carrying value of $7.7 billion and $4.6 billion, respectively, of bonds were held by third parties and the Company retained $1.0 billion and $780.8 million, respectively, of mortgage-backed securities, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
could be potentially significant to these VIEs. The Company has elected the fair value option for the financial assets and liabilities of these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. During the years ended December 31, 2022 and 2021, the Company incurred $7.6 million and $5.6 million, respectively, of costs in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $9.0 billion and $4.6 billion at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recorded $1.2 billion and ($69.4) million, respectively, of unrealized gains (losses) on debt held by third parties, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Credit Facility VIEs
In connection with the sale of all of the assets that comprise the MML Portfolio, the credit facilities which provided financing for the Company’s corporate debt were paid-off and terminated during the year ended December 31, 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.
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
The Company owned variable interests in entities that invested in Interests in MSR. These entities were VIEs because they did not have sufficient equity at risk to finance their activities and the Company was the primary beneficiary because it had power to remove the decision makers with or without cause and held substantially all of the variable interests in the entities. During the quarter ended September 30, 2022, the Company terminated its contracts previously classified as Interests in MSR on its Consolidated Statements of Financial Condition and purchased the underlying mortgage servicing rights. As a result, consolidated VIEs holding the Interests in MSR and related assets and liabilities were liquidated. No gain or loss was recognized upon deconsolidation. The underlying MSR were initially recognized at fair value and subsequent changes in fair value are recognized in earnings. See the “Mortgage Servicing Rights” Note and “Fair Value Measurements” Note for further information regarding MSR.
The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at December 31, 2022 and 2021 are as follows:

December 31, 2022
MSR VIE
Assets	(dollars in thousands)
Cash and cash equivalents	$2,239
Loans	1,293
Mortgage servicing rights	27
Other assets	1,238
Total assets	$4,797
Liabilities
Payable for unsettled trades	$2,152
Other liabilities	1,409
Total liabilities	$3,561

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2021
MSR VIE
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
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of December 31, 2022 and 2021 the Company had outstanding participating interests in residential mortgage loans of $0.8 billion and $1.0 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF COMMERCIAL REAL ESTATE BUSINESS

On March 25, 2021, the Company entered into a definitive agreement to sell substantially all of the assets that comprise its CRE business to Slate Asset Management L.P. and Slate Grocery REIT (together, “Slate”) for $2.33 billion. The transaction included equity interests, loan assets and associated liabilities, and CMBS (other than commercial CRTs). The Company also sold nearly all of the remaining CRE business assets that were not included in the transaction with Slate. Certain employees who primarily supported the CRE business joined Slate in connection with the sale. In connection with the execution of the definitive agreement to sell the CRE business, during the year ended December 31, 2021, the Company performed an assessment of goodwill, which was related to the Company’s 2013 acquisition of CreXus Investment Corp., and recognized an impairment of $71.8 million. During the year ended December 31, 2021, the Company reported Business divestiture-related gains (losses) of ($262.0) million, in its Consolidated Statements of Comprehensive Income (Loss) which includes the aforementioned goodwill impairment as well as valuation adjustments resulting from classifying the CRE assets as held for sale and estimated transaction costs. As of December 31, 2022, the assets held for sale and the associated liabilities were transferred to Slate.

10. SALE OF MIDDLE MARKET LENDING PORTFOLIO

In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the “MML Portfolio”), to Ares Capital Management LLC (“Ares”) for $2.4 billion. The Company’s loans, having an unpaid principal balance of $1.9 billion, were transferred to Ares for cash proceeds of $1.9 billion and a realized gain of $20.4 million was recorded during the year ended December 31, 2022. As of December 31, 2022, all loans were transferred to Ares.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At December 31, 2022 and 2021, ($3.2) billion and ($0.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
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
MBS Options – MBS options are generally options on TBA contracts, which help manage mortgage market risks and volatility while providing the potential to enhance returns. MBS options are over-the-counter traded instruments and those written on current-coupon mortgage-backed securities are typically the most liquid.  MBS options are measured at fair value using internal pricing models and compared to the counterparty market values.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
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
The table below summarizes fair value information about the Company’s derivative assets and liabilities at December 31, 2022 and 2021:

Derivatives Instruments	December 31, 2022	December 31, 2021
Assets	(dollars in thousands)
Interest rate swaps	$33,006	$—
Interest rate swaptions	256,991	105,710
TBA derivatives	17,056	52,693
Futures contracts	33,179	9,028
Purchase commitments	1,832	1,779
Credit derivatives (1)	—	1,160
Total derivative assets	$342,064	$170,370
Liabilities
Interest rate swaps	$108,724	$747,036
TBA derivatives	69,270	3,916
Futures contracts	11,919	129,134
Purchase commitments	460	870
Credit derivatives (1)	13,799	581
Total derivative liabilities	$204,172	$881,537

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $420.0 million and $400.0 million at December 31, 2022 and December 31, 2021, respectively, plus any coupon shortfalls on the underlying tranche. As of December 31, 2022 and 2021, the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table summarizes certain characteristics of the Company’s interest rate swaps at December 31, 2022 and 2021:

December 31, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$26,355,700	0.88%	4.33%	0.75
3 - 6 years	1,120,400	2.53%	3.95%	4.07
6 - 10 years	22,492,200	2.54%	4.24%	8.76
Greater than 10 years	2,309,000	3.49%	4.26%	22.93
Total / Weighted average	$52,277,300	1.74%	4.28%	5.25

December 31, 2021
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$32,709,300	0.25%	0.06%	1.10
3 - 6 years	2,780,000	0.21%	0.07%	3.46
6 - 10 years	9,118,000	1.43%	0.13%	9.05
Greater than 10 years	1,300,000	4.04%	0.11%	18.70
Total / Weighted average	$45,907,300	0.59%	0.08%	3.32

(1) As of December 31, 2022, 17%, 23% and 60% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2021, 18%, 53% and 29% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at December 31, 2022 and December 31, 2021.
(3) At December 31, 2022 and December 31, 2021, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following table summarizes certain characteristics of the Company’s swaptions at December 31, 2022 and 2021:

December 31, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	8.19	14.28
Long receive	$750,000	1.57%	3M LIBOR	11.07	12.82

December 31, 2021
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$4,050,000	2.00%	3M LIBOR	9.65	19.50
Long receive	$2,000,000	1.47%	3M LIBOR	10.95	11.38
The following table summarizes certain characteristics of the Company’s TBA derivatives at December 31, 2022 and 2021:

December 31, 2022
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,589,000	$10,675,739	$10,623,350	$(52,389)
Sale contracts	(44,000)	(44,849)	(44,674)	175
Net TBA derivatives	$10,545,000	$10,630,890	$10,578,676	$(52,214)

December 31, 2021
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$20,133,000	$20,289,856	$20,338,633	$48,777

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table summarizes certain characteristics of the Company’s futures derivatives at December 31, 2022 and 2021:

December 31, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(8,518,400)	1.96
U.S. Treasury futures - 5 year	—	(5,803,400)	4.37
U.S. Treasury futures - 10 year and greater	—	(6,866,900)	8.15
Total	$—	$(21,188,700)	4.63

December 31, 2021
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(7,509,200)	1.96
U.S. Treasury futures - 5 year	—	(5,644,900)	4.38
U.S. Treasury futures - 10 year and greater	—	(9,381,000)	6.84
Total	$—	$(22,535,100)	4.60

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at December 31, 2022 and 2021, respectively.

December 31, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$33,006	$(24,625)	$—	$8,381
Interest rate swaptions, at fair value	256,991	—	—	256,991
TBA derivatives, at fair value	17,056	(16,875)	—	181
Futures contracts, at fair value	33,179	(2,414)	—	30,765
Purchase commitments	1,832	—	—	1,832
Liabilities
Interest rate swaps, at fair value	$108,724	$(24,625)	$(1,251)	$82,848
TBA derivatives, at fair value	69,270	(16,875)	—	52,395
Futures contracts, at fair value	11,919	(2,414)	(9,505)	—
Purchase commitments	460	—	—	460
Credit derivatives	13,799	—	(9,291)	4,508

December 31, 2021
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaptions, at fair value	$105,710	$—	$—	$105,710
TBA derivatives, at fair value	52,693	(3,876)	—	48,817
Futures contracts, at fair value	9,028	(9,028)	—	—
Purchase commitments	1,779	—	—	1,779
Credit derivatives	1,160	(516)	—	644
Liabilities
Interest rate swaps, at fair value	$747,036	$—	$(77,607)	$669,429
TBA derivatives, at fair value	3,916	(3,876)	(40)	—
Futures contracts, at fair value	129,134	(9,028)	(120,106)	—
Purchase commitments	870	—	—	870
Credit derivatives	581	(516)	(65)	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the years ended	(dollars in thousands)
December 31, 2022	$366,161	$(266,427)	$3,480,708
December 31, 2021	$(276,142)	$(1,236,349)	$2,198,486
December 31, 2020	$(207,877)	$(1,917,628)	$(904,532)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$(2,729,866)	$(100,990)	$(2,830,856)
Net interest rate swaptions	(43,124)	195,084	151,960
Futures	3,825,072	141,366	3,966,438
Purchase commitments	—	460	460
Credit derivatives	3,657	(12,927)	(9,270)
Total			$1,278,732

Year Ended December 31, 2021
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$(354,410)	$(47,332)	$(401,742)
Net interest rate swaptions	(78,431)	2,387	(76,044)
Futures	683,534	(101,199)	582,335
Purchase commitments	—	860	860
Credit derivatives	8,234	6,931	15,165
Total			$120,574

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$62,274,895	$—	$62,274,895
Credit risk transfer securities	—	997,557	—	997,557
Non-Agency mortgage-backed securities	—	1,991,146	—	1,991,146
Commercial mortgage-backed securities	—	526,309	—	526,309
Loans
Residential mortgage loans	—	1,809,832	—	1,809,832
Mortgage servicing rights	—	—	1,748,209	1,748,209
Assets transferred or pledged to securitization vehicles	—	9,121,912	—	9,121,912
Derivative assets
Interest rate swaps	—	33,006	—	33,006
Other derivatives	33,179	275,879	—	309,058
Total assets	$33,179	$77,030,536	$1,748,209	$78,811,924
Liabilities
Debt issued by securitization vehicles	$—	$7,744,160	$—	$7,744,160
Participations issued	—	800,849	—	800,849
Derivative liabilities
Interest rate swaps	—	108,724	—	108,724
Other derivatives	11,919	83,529	—	95,448
Total liabilities	$11,919	$8,737,262	$—	$8,749,181

December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$60,525,605	$—	$60,525,605
Credit risk transfer securities	—	936,228	—	936,228
Non-Agency mortgage-backed securities	—	1,663,336	—	1,663,336
Commercial mortgage-backed securities	—	530,505	—	530,505
Loans
Residential mortgage loans	—	2,272,072	—	2,272,072
Residential mortgage loan warehouse facility	—	980	—	980
Mortgage servicing rights	—	—	544,562	544,562
Interests in MSR	—	—	69,316	69,316
Assets transferred or pledged to securitization vehicles	—	6,086,308	—	6,086,308
Derivative assets
Other derivatives	9,028	161,342	—	170,370
Total assets	$9,028	$72,176,376	$613,878	$72,799,282
Liabilities
Debt issued by securitization vehicles	$—	$5,155,633	$—	$5,155,633
Participations issued	—	1,049,066	—	1,049,066
Derivative liabilities
Interest rate swaps	—	747,036	—	747,036
Other derivatives	129,134	5,367	—	134,501
Total liabilities	$129,134	$6,957,102	$—	$7,086,236

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

December 31, 2022
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	8.4% - 10.7% (9.7%)	4.8% - 8.1% (5.4%)	0.2% - 4.5% (1.3%)	$86 - $118 ($95)

December 31, 2021
Unobservable Input (1) / Range (Weighted Average) (2)
	Discount rate	Prepayment rate	Delinquency rate	Cost to service
MSR held directly	3.3% - 11.1% (7.0%)	7.3% - 15.9% (9.4%)	0.2% - 2.5% (1.2%)	$90 - $103 ($96)
Interests in MSR	8.4% - 8.4% (8.4%)	5.0% - 14.4% (9.1%)	0.0% - 0.2% (0.1%)	$78 - $84 ($81)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2022 and 2021.

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets	(dollars in thousands)
Loans
Corporate debt, held for investment	$—	$—	$1,968,991	$1,986,379
Financial liabilities
Repurchase agreements	$59,512,597	$59,512,597	$54,769,643	$54,769,643
Other secured financing	250,000	250,000	903,255	903,255
Corporate debt, held for investment is valued using Level 3 inputs. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information. The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At December 31, 2022 and 2021, there was no goodwill balance.
Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Company’s management internalization transaction, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company.
The following table presents the activity of finite lived intangible assets for the year ended December 31, 2022.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2022	$24,241
Impairment	(4,157)
Less: amortization expense	(3,405)
Ending balance December 31, 2022	$16,679

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
The Company had outstanding $59.5 billion and $54.8 billion of repurchase agreements with weighted average remaining maturities of 27 days and 52 days at December 31, 2022 and 2021, respectively. The Company has select arrangements with counterparties to enter into repurchase agreements for $1.8 billion with remaining capacity of $1.1 billion at December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
At December 31, 2022 and 2021, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

December 31, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,244,050	193,069	524,432	200,931	263,711	31,426,193	4.27%
30 to 59 days	21,200,770	149,733	632,673	—	124,390	22,107,566	4.18%
60 to 89 days	4,410,473	—	782,905	—	68,647	5,262,025	4.59%
90 to 119 days	—	125,893	73,251	168,656	—	367,800	5.82%
Over 119 days (2)	—	—	—	349,013	—	349,013	6.37%
Total	$55,855,293	$468,695	$2,013,261	$718,600	$456,748	$59,512,597	4.29%

December 31, 2021
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities (1)	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	26,435,408	133,525	246,707	—	197,834	27,013,474	0.14%
30 to 59 days	9,743,872	38,854	270,377	159,350	—	10,212,453	0.19%
60 to 89 days	6,021,850	4,071	351,426	—	—	6,377,347	0.17%
90 to 119 days	4,812,345	—	12,573	—	—	4,824,918	0.15%
Over 119 days (2)	5,711,448	—	96,283	345,651	188,069	6,341,451	0.27%
Total	$52,724,923	$176,450	$977,366	$505,001	$385,903	$54,769,643	0.17%

(1) Includes commercial mortgage-backed securities held for sale. (2) No repurchase agreements had a remaining maturity over 1 year at December 31, 2022 and 2021.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2022 and 2021. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2022		December 31, 2021
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$59,512,597	$—	$54,769,643
Amounts offset	—	—	—	—
Netted amounts	$—	$59,512,597	$—	$54,769,643

Other Secured Financing - As of December 31, 2022, the Company had a $500 million committed credit facility to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of December 31, 2022 totaled $250.0 million with maturities ranging between one to three years. The weighted average rate of the advances was 7.07% as of December 31, 2022. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2021.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $62.2 billion and $226.4 million, respectively, at December 31, 2022 and $59.2 billion and $160.8 million, respectively, at December 31, 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

15. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at December 31, 2022 and 2021.

	Shares authorized		Shares issued and outstanding
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	Par Value
Common stock	2,936,500,000	2,936,500,000	468,309,810	364,934,065	$0.01
In December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the years ended December 31, 2022 and 2021, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
During the year ended December 31, 2022, the Company closed two public offerings for an aggregate original issuance of 50 million shares of common stock for aggregate proceeds of $1.31 billion before deducting offering expenses. In connection with each offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full in both instances, resulting in an additional $196.5 million in proceeds before deducting offering expenses for the year ended December 31, 2022. The stock offerings conducted during the year ended December 31, 2022 were completed prior to the Reverse Stock Split and the foregoing share amounts have been retroactively adjusted to reflect the effects thereof.
On August 6, 2020, the Company entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of RBC Capital Markets, LLC, Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the year ended December 31, 2022, under the at-the-market sales program, the Company issued 45.7 million shares for proceeds of $1.1 billion, net of commissions and fees. During the year ended December 31, 2021, under the at-the-market sales program, the Company issued 15.2 million shares for proceeds of $552.4 million, net of commissions and fees. The foregoing share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2022 and 2021. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2022, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased to with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2022.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,504,353	$1,268,558
Distributions declared per common share (1)	$3.52	$3.52
Distributions paid to common stockholders after period end	$412,113	$321,142
Distributions paid per common share after period end	$0.88	$0.88
Date of distributions paid to common stockholders after period end	January 31, 2023	January 31, 2022
Dividends declared to series F preferred stockholders	$53,131	$50,040
Dividends declared per share of series F preferred stock (2)	$1.845	$1.738
Dividends declared to series G preferred stockholders	$27,624	$27,624
Dividends declared per share of series G preferred stock (2)	$1.625	$1.625
Dividends declared to series I preferred stockholders	$29,868	$29,868
Dividends declared per share of series I preferred stock (2)	$1.688	$1.688
(1) For the year ended December 31, 2022, 86.5% and 13.5% of common stock dividend distributions of $3.52 per share was taxable as ordinary income and a return of capital, respectively. For the year ended December 31, 2021, 100% of common stock dividend distributions of $3.49 per share were taxable as a return of capital.
(2) For the year ended December 31, 2022, 100% of the preferred stock dividend distributions per share were taxable as ordinary income. For the year ended December 31, 2021, 100% of the preferred stock dividend distributions per share were taxable as a return of capital.

16. LONG-TERM STOCK INCENTIVE PLAN

Employees, Directors and other service providers of the Company are eligible to participate in the Company’s 2020 Equity Incentive Plan (the “Plan”), which provides for equity-based compensation in the form of stock options, share appreciation rights, dividend equivalent rights, restricted shares, restricted stock units (“RSUs”), and other share-based awards. The Company has the ability to award up to an aggregate of 31,250,000 shares under the terms of the Plan, subject to adjustment for any awards that were outstanding under the Company’s 2010 Equity Incentive Plan (the “Prior Plan”, collectively the “Plans") on the effective date of the Plan and subsequently expire, terminate, or are surrendered or forfeited. No new awards are permitted to be made under the Prior Plan, although existing awards remain effective.
Restricted Stock Units
The Company grants RSUs (including RSUs subject to performance conditions (“PSUs”)) to employees, which are generally valued based on the closing price of the underlying shares on the date of grant. For RSUs that vest, the underlying shares of common stock are delivered (net of required withholding tax) as outlined in the applicable award agreements. PSUs are subject

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
The Company recognized equity-based compensation expense of $19.4 million for the year ended December 31, 2022. As of December 31, 2022, there was $20.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.85 years.

17. INTEREST INCOME AND INTEREST EXPENSE

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

The following presents the components of the Company’s interest income and interest expense for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended December 31,
	2022	2021	2020
Interest income	(dollars in thousands)
Agency securities (1)	$2,144,696	$1,484,354	$1,661,566
Residential credit securities	140,220	78,681	57,394
Residential mortgage loans (1)	410,229	182,359	170,259
Commercial investment portfolio (1) (2)	81,855	237,597	338,763
Reverse repurchase agreements	1,887	45	1,643
Total interest income	$2,778,887	$1,983,036	$2,229,625
Interest expense
Repurchase agreements	1,026,201	116,974	705,218
Debt issued by securitization vehicles	225,216	93,006	142,602
Participations issued	39,366	12,071	78
Other	18,952	27,192	51,214
Total interest expense	1,309,735	249,243	899,112
Net interest income	$1,469,152	$1,733,793	$1,330,513

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

18. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2022, 2021 and 2020.

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands, except per share data)
Net income (loss)	$1,726,420	$2,396,280	$(889,772)
Net income (loss) attributable to noncontrolling interests	1,095	6,384	1,391
Net income (loss) attributable to Annaly	1,725,325	2,389,896	(891,163)
Dividends on preferred stock	110,623	107,532	142,036
Net income (loss) available (related) to common stockholders	$1,614,702	$2,282,364	$(1,033,199)
Weighted average shares of common stock outstanding-basic	411,348,484	356,856,520	353,664,860
Add: Effect of stock awards, if dilutive	273,274	285,731	—
Weighted average shares of common stock outstanding-diluted	411,621,758	357,142,251	353,664,860
Net income (loss) per share available (related) to common share
Basic	$3.93	$6.40	$(2.92)
Diluted	$3.92	$6.39	$(2.92)

The computations of diluted net income (loss) per share available (related) to common share for the years ended December 31, 2022 and 2020 exclude 0.7 million and 1.0 million, respectively, of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

19. INCOME TAXES

For the year ended December 31, 2022 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.
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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2022 and 2021.
The state and local tax jurisdictions for which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees as well as certain excise, franchise or business taxes. The Company’s TRSs are subject to federal, state and local taxes.
During the years ended December 31, 2022, 2021 and 2020 the Company recorded $45.6 million, $4.7 million and ($28.4) million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2019 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

20. RISK MANAGEMENT

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

21. RELATED PARTY TRANSACTIONS

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

22. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with a remaining lease terms of approximately three years and five years, respectively. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the year ended December 31, 2022 was $3.2 million.
Supplemental information related to leases as of and for the year ended December 31, 2022 was as follows:

Operating Leases	Classification	December 31, 2022
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$8,872
Liabilities
Operating lease liabilities (1)	Other liabilities	$11,265
Lease term and discount rate
Weighted average remaining lease term		2.9 years
Weighted average discount rate (1)		3.2%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,872
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2023	$4,061
2024	4,107
2025	3,149
2026	261
Later years	291
Total lease payments	$11,869
Less imputed interest	604
Present value of lease liabilities	$11,265

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2022 and 2021.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

23. SUBSEQUENT EVENTS

In January 2023, the Company completed and closed the securitization of residential mortgage loans, OBX 2023-NQM1, with a face value of $405.2 million. The securitization represents financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In January 2023, the Company upsized capacity of an existing credit facility by $200 million for the Company’s residential mortgage loans.
In February 2023, the Company closed a $250 million credit facility for Annaly’s MSR platform.

                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2023	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Finkelstein David L. Finkelstein	Chief Executive Officer, Chief Investment Officer, and Director (Principal Executive Officer)	February 16, 2023
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 16, 2023
/s/ Francine J. Bovich Francine J. Bovich	Director	February 16, 2023
/s/ Wellington J. Denahan Wellington J. Denahan	Director, Vice Chair of the Board	February 16, 2023
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director	February 16, 2023
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 16, 2023
/s/ Michael E. Haylon Michael E. Haylon	Director, Chair of the Board	February 16, 2023
/s/ Eric A. Reeves Eric A. Reeves	Director	February 16, 2023
/s/ John H. Schaefer John H. Schaefer	Director	February 16, 2023
/s/ Glenn A. Votek Glenn A. Votek	Director	February 16, 2023
/s/ Vicki Williams Vicki Williams	Director	February 16, 2023

II-1