Form 10-Q
period 2023-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2023-05-04
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2023
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

The number of shares of the registrant’s Common Stock outstanding on April 28, 2023 was 493,880,938.

WEBSITE AND SOCIAL MEDIA DISCLOSURE

We use our website (www.annaly.com) and LinkedIn account (www.linkedin.com/company/annaly-capital-management) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Annaly when you enroll your email address by visiting the "Investors" section of our website, then clicking on "Investor Resources" and selecting "Email Alerts" to complete the email notification form. Our website, any alerts and social media channels are not incorporated into this annual report on Form 10-K.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2023 (Unaudited) and December 31, 2022 (Derived from the audited consolidated financial statements at December 31, 2022)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2023 and 2022	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	15
Note 9. Sale of Middle Market Lending Portfolio	17
Note 10. Derivative Instruments	17
Note 11. Fair Value Measurements	22
Note 12. Goodwill and Intangible Assets	25
Note 13. Secured Financing	26
Note 14. Capital Stock	27
Note 15. Interest Income and Interest Expense	29
Note 16. Net Income (Loss) per Common Share	30
Note 17. Income Taxes	30
Note 18. Risk Management	31
Note 19. Lease Commitments and Contingencies	32
Note 20. Subsequent Events	32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Special Note Regarding Forward-Looking Statements	33
Overview	35
Business Environment	35
Results of Operations	38
Financial Condition	49
Capital Management	53
Risk Management	54
Critical Accounting Estimates	64
Glossary of Terms	67
Item 3. Quantitative and Qualitative Disclosures about Market Risk	76
Item 4. Controls and Procedures	76
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	77
Item 1A. Risk Factors	77
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 5. Other Information	77
Item 6. Exhibits	77
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2023	2022 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,638,172 and $1,424,160, respectively) (2)	$1,794,173	$1,576,714
Securities (includes pledged assets of $62,169,855 and $60,660,121, respectively) (3)	69,238,185	65,789,907
Loans, net (includes pledged assets of $1,573,233 and $1,653,464, respectively) (4)	1,642,822	1,809,832
Mortgage servicing rights (includes pledged assets of $946,464 and $684,703, respectively)	1,790,980	1,748,209
Assets transferred or pledged to securitization vehicles	10,277,588	9,121,912
Derivative assets	400,139	342,064
Receivable for unsettled trades	679,096	575,091
Principal and interest receivable	773,722	637,301
Goodwill and intangible assets, net	15,921	16,679
Other assets	219,391	233,003
Total assets	$86,832,017	$81,850,712
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$60,993,018	$59,512,597
Other secured financing	250,000	250,000
Debt issued by securitization vehicles	8,805,911	7,744,160
Participations issued	673,431	800,849
Derivative liabilities	473,515	204,172
Payable for unsettled trades	3,259,034	1,157,846
Interest payable	118,395	325,280
Dividends payable	321,023	412,113
Other liabilities	28,657	74,269
Total liabilities	74,922,984	70,481,286
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 2,936,500,000 authorized, 493,880,938 and 468,309,810 issued and outstanding, respectively	4,939	4,683
Additional paid-in capital	23,543,091	22,981,320
Accumulated other comprehensive income (loss)	(2,550,614)	(3,708,896)
Accumulated deficit	(10,741,863)	(9,543,233)
Total stockholders’ equity	11,792,122	11,270,443
Noncontrolling interests	116,911	98,983
Total equity	11,909,033	11,369,426
Total liabilities and equity	$86,832,017	$81,850,712

(1)Derived from the audited consolidated financial statements at December 31, 2022.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.5 million and $2.2 million at March 31, 2023 and December 31, 2022, respectively.
(3)Excludes $1.2 billion and $1.0 billion at March 31, 2023 and December 31, 2022, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $1.2 million and $1.3 million of residential mortgage loans held for sale at March 31, 2023 and December 31, 2022, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2023	2022
Net interest income
Interest income	$818,250	$655,850
Interest expense	798,787	74,922
Net interest income	19,463	580,928
Net servicing income
Servicing and related income	84,273	34,715
Servicing and related expense	7,880	3,757
Net servicing income	76,393	30,958
Other income (loss)
Net gains (losses) on investments and other	1,712	(159,804)
Net gains (losses) on derivatives	(900,752)	1,642,028
Loan loss (provision) reversal	219	(608)
Business divestiture-related gains (losses)	—	(354)
Other, net	15,498	3,058
Total other income (loss)	(883,323)	1,484,320
General and administrative expenses
Compensation expense	29,391	33,002
Other general and administrative expenses	11,437	12,762
Total general and administrative expenses	40,828	45,764
Income (loss) before income taxes	(828,295)	2,050,442
Income taxes	11,033	26,548
Net income (loss)	(839,328)	2,023,894
Net income (loss) attributable to noncontrolling interests	4,928	1,639
Net income (loss) attributable to Annaly	(844,256)	2,022,255
Dividends on preferred stock	31,875	26,883
Net income (loss) available (related) to common stockholders	$(876,131)	$1,995,372
Net income (loss) per share available (related) to common stockholders
Basic	$(1.79)	$5.46
Diluted	$(1.79)	$5.46
Weighted average number of common shares outstanding
Basic	489,688,364	365,340,909
Diluted	489,688,364	365,612,991
Other comprehensive income (loss)
Net income (loss)	$(839,328)	$2,023,894
Unrealized gains (losses) on available-for-sale securities	675,374	(3,568,679)
Reclassification adjustment for net (gains) losses included in net income (loss)	482,908	144,787
Other comprehensive income (loss)	1,158,282	(3,423,892)
Comprehensive income (loss)	318,954	(1,399,998)
Comprehensive income (loss) attributable to noncontrolling interests	4,928	1,639
Comprehensive income (loss) attributable to Annaly	314,026	(1,401,637)
Dividends on preferred stock	31,875	26,883
Comprehensive income (loss) attributable to common stockholders	$282,151	$(1,428,520)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2023	2022
Preferred stock
Beginning of period	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569
Common stock
Beginning of period	$4,683	$3,649
Issuance	253	3
Stock-based award activity	3	1
End of period	$4,939	$3,653
Additional paid-in capital
Beginning of period	$22,981,320	$20,324,780
Issuance	562,456	6,101
Stock-based award activity	(685)	2,028
End of period	$23,543,091	$20,332,909
Accumulated other comprehensive income (loss)
Beginning of period	$(3,708,896)	$958,410
Unrealized gains (losses) on available-for-sale securities	675,374	(3,568,679)
Reclassification adjustment for net gains (losses) included in net income (loss)	482,908	144,787
End of period	$(2,550,614)	$(2,465,482)
Accumulated deficit
Beginning of period	$(9,543,233)	$(9,653,582)
Net income (loss) attributable to Annaly	(844,256)	2,022,255
Dividends declared on preferred stock (1)	(31,875)	(26,883)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(322,499)	(322,197)
End of period	$(10,741,863)	$(7,980,407)
Total stockholder’s equity	$11,792,122	$11,427,242
Noncontrolling interests
Beginning of period	$98,983	$25,499
Net income (loss) attributable to noncontrolling interests	4,928	1,639
Equity contributions from (distributions to) noncontrolling interests	13,000	24,390
End of period	$116,911	$51,528
Total equity	$11,909,033	$11,478,770

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(839,328)	$2,023,894
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	66,570	(11,770)
Amortization of securitized debt premiums and discounts and deferred financing costs	2,806	(3,074)
Depreciation, amortization and other noncash expenses	5,050	4,746
Net (gains) losses on investments and derivatives	1,284,746	(1,544,765)
Business divestiture-related (gains) losses	—	354
Income (loss) from unconsolidated joint ventures	(676)	(8,384)
Loan loss provision (reversal)	(219)	608
Proceeds from sales and repayments of loans held for sale	636	994
Net receipts (payments) on derivatives	(1,075,189)	856,299
Net change in
Other assets	(36,601)	(5,266)
Interest receivable	(136,796)	(8,069)
Interest payable	(206,885)	(10,657)
Other liabilities	(83,086)	734,238
Net cash provided by (used in) operating activities	(1,018,972)	2,029,148
Cash flows from investing activities
Payments on purchases of securities	(6,332,698)	(5,061,300)
Proceeds from sales of securities	4,685,607	2,393,169
Principal payments on securities	1,349,348	3,047,356
Payments on purchases and origination of loans	(935,360)	(2,194,285)
Proceeds from sales of loans	—	4,215
Principal payments on loans	188,082	605,626
Payments on purchases of MSR	(35,825)	(421,012)
Payments on purchases of interests in MSR	—	(4,913)
Proceeds from reverse repurchase agreements	18,450,000	2,100,000
Payments on reverse repurchase agreements	(18,450,000)	(2,100,000)
Net cash provided by (used in) investing activities	(1,080,846)	(1,631,144)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,168,976,892	839,715,390
Payments on repurchase agreements and other secured financing	(1,167,496,471)	(841,845,524)
Proceeds from issuances of securitized debt	1,007,971	2,293,500
Principal payments on securitized debt	(158,983)	(398,843)
Payments on purchases of securitized debt	(1,974)	—
Proceeds from participations issued	236,121	676,499
Payments on repurchases of participations issued	(360,943)	(888,343)
Principal payments on participations issued	(11,168)	(17,370)
Net contributions (distributions) from (to) noncontrolling interests	13,000	24,390
Net proceeds from stock offerings, direct purchases and dividend reinvestments	562,709	6,104
Settlement of stock-based awards in satisfaction of withholding tax requirements	(5,810)	(1,977)
Dividends paid	(444,067)	(348,080)
Net cash provided by (used in) financing activities	2,317,277	(784,254)
Net (decrease) increase in cash and cash equivalents	217,459	(386,250)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,576,714	1,342,090
Cash and cash equivalents including cash pledged as collateral, end of period	$1,794,173	$955,840
Supplemental disclosure of cash flow information
Interest received	$746,161	$565,361
Interest paid (excluding interest paid on interest rate swaps)	$928,649	$57,138
Net interest received (paid) on interest rate swaps	$302,041	$(66,918)
Taxes received (paid)	$(139)	$(677)
Noncash investing and financing activities
Receivable for unsettled trades	$679,096	$407,225
Payable for unsettled trades	$3,259,034	$1,992,568
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,158,282	$(3,423,892)
Dividends declared, not yet paid	$321,023	$321,423

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
In April 2022, the Company entered into a definitive agreement to sell substantially all of the assets that comprise the Annaly Middle Market Lending (“MML”) portfolio, including assets held on balance sheet as well as assets managed for third parties (collectively, the “MML Portfolio”). All of the assets comprising the MML Portfolio were transferred by the end of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”). The consolidated financial information as of December 31, 2022 has been derived from audited consolidated financial statements included in the Company’s 2022 Form 10-K.
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported balance sheet amounts and/or disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Reverse Stock Split
On September 8, 2022, the Company announced that its Board had unanimously approved a reverse stock split of the Company’s common stock at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split was effective following the close of business on September 23, 2022 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of the Company’s common stock were converted into one share of the Company’s common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of the Company’s common stock remained unchanged at $0.01 per share after the Reverse Stock Split. Accordingly, for all historical periods presented, an amount equal to the par value of the reduced number of shares resulting from the Reverse Stock Split was reclassified from Common stock to Additional paid in capital in the Company’s Consolidated Statements of Financial Condition. All references made to share or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted, where applicable, to reflect the effects of the Reverse Stock Split.

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.6 billion and $1.4 billion at March 31, 2023 and December 31, 2022, respectively.
Fair Value Measurements and the Fair Value Option – The Company reports various investments at fair value, including certain eligible financial instruments elected to be accounted for under the fair value option (“FVO”). The Company chooses to elect the FVO in order to simplify the accounting treatment for certain financial instruments. Items for which the FVO has been elected are presented at fair value in the Consolidated Statements of Financial Condition and any change in fair value is recorded in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). For additional information regarding financial instruments for which the Company has elected the FVO refer to the table in the “Financial Instruments” Note.
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
Premiums or discounts associated with the purchase of multifamily securities are amortized or accreted into interest income based upon their contractual payment terms. If a prepayment occurs, an adjustment is made to the unpaid principal balance and unamortized premium or discount in the current period and the original effective yield continues to be applied.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASUs”). There were no recent ASUs that are expected to have a significant impact on the Company’s consolidated financial statements when adopted or that had a significant impact on the Company’s consolidated financial statements upon adoption.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2023 and December 31, 2022.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2023	December 31, 2022
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$30,891,678	$34,528,515
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	34,731,856	27,746,380
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	1,085,384	997,557
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	2,028,656	1,991,146
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	482,780	508,406
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	17,831	17,903
Total securities			69,238,185	65,789,907
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,642,822	1,809,832
Total loans, net			1,642,822	1,809,832
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	10,277,588	9,121,912
Total assets transferred or pledged to securitization vehicles			10,277,588	9,121,912
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	60,993,018	59,512,597
Other secured financing	Loans	Amortized cost	250,000	250,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	8,805,911	7,744,160
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	673,431	800,849
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. During the three months ended March 31, 2023, $386.7 million of unrealized gains (losses) on Agency mortgage-backed securities were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following represents a rollforward of the activity for the Company’s securities, excluding securities transferred or pledged to securitization vehicles, for the three months ended March 31, 2023:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2023	$62,274,895	$2,988,703	$526,309	$65,789,907
Purchases	8,073,778	372,839	23,940	8,470,557
Sales	(4,984,037)	(225,907)	(51,591)	(5,261,535)
Principal paydowns	(1,261,026)	(87,915)	(34)	(1,348,975)
(Amortization) / accretion	(62,270)	5,736	325	(56,209)
Fair value adjustment	1,582,194	60,584	1,662	1,644,440
Ending balance March 31, 2023	$65,623,534	$3,114,040	$500,611	$69,238,185

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables present the Company’s securities portfolio, excluding securities transferred or pledged to securitization vehicles, that were carried at their fair value at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,851,694	$2,009,496	$(1,116,103)	$65,745,087	$185,694	$(2,978,073)	$62,952,708
Adjustable-rate pass-through	221,651	16,768	(78)	238,341	2,226	(15,695)	224,872
CMO	99,729	1,752	—	101,481	—	(11,793)	89,688
Interest-only	2,347,144	507,374	—	507,374	3,675	(196,486)	314,563
Multifamily(1)	10,584,134	317,435	(1,434)	2,051,517	14,746	(52,824)	2,013,439
Reverse mortgages	27,584	3,350	—	30,934	—	(2,670)	28,264
Total agency securities	$78,131,936	$2,856,175	$(1,117,615)	$68,674,734	$206,341	$(3,257,541)	$65,623,534
Residential credit
Credit risk transfer	$1,087,475	$6,626	$(5,184)	$1,088,917	$10,154	$(13,687)	$1,085,384
Alt-A	118,110	9	(5,027)	113,092	—	(11,523)	101,569
Prime (2)	863,323	9,725	(24,769)	248,242	2,157	(38,528)	211,871
Subprime	206,842	—	(32,450)	174,392	3,711	(15,949)	162,154
NPL/RPL	1,328,628	2,796	(15,948)	1,315,476	1,109	(67,660)	1,248,925
Prime jumbo (>=2010 vintage) (3)	8,145,513	62,150	(40,530)	342,015	3,731	(41,609)	304,137
Total residential credit securities	$11,749,891	$81,306	$(123,908)	$3,282,134	$20,862	$(188,956)	$3,114,040
Total residential securities	$89,881,827	$2,937,481	$(1,241,523)	$71,956,868	$227,203	$(3,446,497)	$68,737,574
Commercial
Commercial securities	$518,564	$—	$(1,830)	$516,734	$—	$(16,123)	$500,611
Total securities	$90,400,391	$2,937,481	$(1,243,353)	$72,473,602	$227,203	$(3,462,620)	$69,238,185

	December 31, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,232,479	$2,105,813	$(1,003,225)	$64,335,067	$62,060	$(4,367,369)	$60,029,758
Adjustable-rate pass-through	232,028	17,065	(85)	249,008	2,138	(16,759)	234,387
CMO	101,543	1,781	—	103,324	—	(13,714)	89,610
Interest-only	1,824,339	438,295	—	438,295	153	(220,371)	218,077
Multifamily (1)	9,801,375	311,785	(1,021)	1,750,737	7,588	(84,160)	1,674,165
Reverse mortgages	28,478	3,379	—	31,857	—	(2,959)	28,898
Total agency investments	$75,220,242	$2,878,118	$(1,004,331)	$66,908,288	$71,939	$(4,705,332)	$62,274,895
Residential credit
Credit risk transfer	$1,013,368	$6,790	$(4,828)	$1,015,330	$6,629	$(24,402)	$997,557
Alt-A	111,009	9	(5,048)	105,970	—	(14,754)	91,216
Prime (2)	1,946,186	19,496	(17,375)	240,694	1,528	(44,352)	197,870
Subprime	202,304	—	(32,188)	170,116	1,275	(15,078)	156,313
NPL/RPL	1,426,616	1,624	(15,500)	1,412,740	87	(95,673)	1,317,154
Prime jumbo (>=2010 vintage) (3)	5,717,558	37,260	(29,242)	272,623	1,685	(45,715)	228,593
Total residential credit securities	$10,417,041	$65,179	$(104,181)	$3,217,473	$11,204	$(239,974)	$2,988,703
Total residential securities	$85,637,283	$2,943,297	$(1,108,512)	$70,125,761	$83,143	$(4,945,306)	$65,263,598
Commercial
Commercial securities	$546,499	$—	$(2,405)	$544,094	$—	$(17,785)	$526,309
Total securities	$86,183,782	$2,943,297	$(1,110,917)	$70,669,855	$83,143	$(4,963,091)	$65,789,907

(1) Principal/Notional amount includes $8.8 billion and $8.4 billion of Agency Multifamily interest-only securities as of March 31, 2023 and December 31, 2022, respectively.
(2) Principal/Notional amount includes $0.6 billion and $1.7 billion of Prime interest-only securities as of March 31, 2023 and December 31, 2022, respectively.
(3) Principal/Notional amount includes $7.8 billion and $5.5 billion of Prime Jumbo interest-only securities as of March 31, 2023 and December 31, 2022, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio, excluding securities transferred or pledged to securitization vehicles, by issuing Agency at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Investment Type	(dollars in thousands)
Fannie Mae	$57,053,909	$54,043,015
Freddie Mac	8,512,579	8,174,080
Ginnie Mae	57,046	57,800
Total	$65,623,534	$62,274,895

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2023 and December 31, 2022, according to their estimated weighted average life classifications:

	March 31, 2023		December 31, 2022
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$57,966	$58,214	$247,921	$264,637
Greater than one year through five years	3,737,262	3,893,816	3,002,471	3,206,250
Greater than five years through ten years	61,580,248	64,468,901	55,593,990	59,658,578
Greater than ten years	3,362,098	3,535,937	6,419,216	6,996,296
Total	$68,737,574	$71,956,868	$65,263,598	$70,125,761

The estimated weighted average lives of the Residential Securities at March 31, 2023 and December 31, 2022 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$12,762,176	$(662,612)	1,057	$33,061,267	$(3,448,120)	2,481
12 Months or more	17,896,331	(1,895,386)	1,423	1,260,378	(266,686)	129
Total	$30,658,507	$(2,557,998)	2,480	$34,321,645	$(3,714,806)	2,610

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
During the three months ended March 31, 2023 and 2022, the Company disposed of $5.2 billion and $2.8 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2023 and 2022.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
March 31, 2023	$4,269	$(526,117)	$(521,848)
March 31, 2022	$1,565	$(146,056)	$(144,491)

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of March 31, 2023 and December 31, 2022, the Company reported $1.6 billion and $1.8 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.2 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $0.2 million and ($0.6) million for the three months ended March 31, 2023 and 2022, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the three months ended March 31, 2023:

Residential
(dollars in thousands)
Beginning balance January 1, 2023	$1,809,832
Purchases / originations	927,497
Sales and transfers (1)	(1,091,342)
Principal payments	(23,526)
Gains / (losses)	21,820
(Amortization) / accretion	(1,459)
Ending balance March 31, 2023	$1,642,822

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $1.1 billion during the three months ended March 31, 2023.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$11,920,410	$10,931,744
Unpaid principal balance	$12,978,189	$12,247,346

The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Interest income	$147,231	$73,465
Net gains (losses) on disposal of investments (1)	(776)	(7,338)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	260,441	(415,248)
Total included in net income (loss)	$406,896	$(349,121)

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (loss).

The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2023 and December 31, 2022 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2023		December 31, 2022
Property location	% of Balance	Property location	% of Balance
California	43.7%	California	44.8%
New York	10.0%	New York	10.3%
Florida	8.9%	Florida	8.3%
Texas	5.3%	Texas	5.1%
All other (none individually greater than 5%)	32.1%	All other (none individually greater than 5%)	31.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$3 - $4,396	$488	$3 - $4,396	$489
Interest rate	2.00% - 15.00%	4.83%	2.00% - 15.00%	4.61%
Maturity	7/1/2029 - 2/1/2063	11/9/2051	7/1/2029 - 1/1/2063	10/6/2051
FICO score at loan origination	588 - 831	759	588 - 831	759
Loan-to-value ratio at loan origination	5% - 100%	68%	5% - 100%	68%
At March 31, 2023 and December 31, 2022, approximately 11% of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participates in an arrangement that provides a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At both March

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
31, 2023 and December 31, 2022, the fair value and carrying value of this warehouse facility was approximately $0.0 million and reported as Loans, net in the Consolidated Statements of Financial Condition. As of March 31, 2023, the lending facility was not on nonaccrual status nor past due.
Corporate Debt
In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties. All of the assets comprising the MML Portfolio were transferred by the end of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

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
The following tables present activity related to MSR and Interests in MSR for the three months ended March 31, 2023 and 2022:

Mortgage Servicing Rights	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Fair value, beginning of period	$1,748,209	$544,562
Purchases (1)	36,630	421,012
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	30,207	158,963
Other changes, including realization of expected cash flows	(24,066)	(15,600)
Fair value, end of period	$1,790,980	$1,108,937

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Beginning balance	$—	$69,316
Purchases (1)	—	4,913
Gain (loss) included in net income	—	11,424
Ending balance March 31, 2023	$—	$85,653

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Transfers to MSR - Refer to the “Variable Interest Entities” Note for additional information

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.1 billion at March 31, 2023. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
Residential Securitizations
The Company also invests in residential mortgage-backed securities issued by entities that are VIEs because they do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. The Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs’ economic performance. For these entities, the Company’s maximum exposure to loss is the amortized cost basis of the securities it owns and it does not provide any liquidity arrangements, guarantees or other commitments to these VIEs. Refer to the “Securities” Note for further information on Residential Securities.
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the year are included in the table below.

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2023-NQM1	January 2023	$405,209
OBX 2023-J1	February 2023	$305,755
OBX 2023-NQM2	February 2023	$420,650

As of March 31, 2023 and December 31, 2022, a total carrying value of $8.8 billion and $7.7 billion, respectively, of bonds were held by third parties and the Company retained $1.1 billion and $1.0 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $1.4 million and $3.4 million of costs during the three months ended March 31, 2023 and 2022, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $9.9 billion and $9.0 billion at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company recorded ($211.9) million and $298.1 million, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).

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
The Company owned variable interests in entities that invested in Interests in MSR. These entities were VIEs because they did not have sufficient equity at risk to finance their activities and the Company was the primary beneficiary because it had power to remove the decision makers with or without cause and held substantially all of the variable interests in the entities. During the quarter ended September 30, 2022, the Company terminated its contracts previously classified as Interests in MSR on its Consolidated Statements of Financial Condition and purchased the underlying MSR. As a result, consolidated VIEs holding the Interests in MSR and related assets and liabilities were liquidated. No gain or loss was recognized upon deconsolidation. The underlying MSR were initially recognized at fair value and subsequent changes in fair value are recognized in earnings. Refer to the “Mortgage Servicing Rights” Note and “Fair Value Measurements” Note for further information regarding MSR.

The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022 are as follows:

MSR VIE
	March 31, 2023	December 31, 2022
Assets	(dollars in thousands)
Cash and cash equivalents	$2,456	$2,239
Loans	1,180	1,293
Mortgage servicing rights	25	27
Other assets	1,262	1,238
Total assets	$4,923	$4,797
Liabilities
Payable for unsettled trades	$2,152	$2,152
Other liabilities	1,352	1,409
Total liabilities	$3,504	$3,561

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of March 31, 2023 and December 31, 2022, the Company had outstanding participating interests in residential mortgage loans of $673.4 million and $800.8 million, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF MIDDLE MARKET LENDING PORTFOLIO

In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the MML business operated by the Company, as well as assets managed for third parties (collectively, the “MML Portfolio”) for $2.4 billion. The Company’s loans, having an unpaid principal balance of $1.9 billion, were transferred for cash proceeds of $1.9 billion and a realized gain of $20.4 million was recorded during the year ended December 31, 2022. All of the assets comprising the MML Portfolio were transferred by the end of 2022.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At March 31, 2023 and December 31, 2022, ($2.3) billion and ($3.2) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The table below summarizes fair value information about the Company’s derivative assets and liabilities at March 31, 2023 and December 31, 2022:

Derivatives Instruments	March 31, 2023	December 31, 2022
Assets	(dollars in thousands)
Interest rate swaps	$19,155	$33,006
Interest rate swaptions	210,992	256,991
TBA derivatives	167,064	17,056
Futures contracts	222	33,179
Purchase commitments	2,706	1,832
Total derivative assets	$400,139	$342,064
Liabilities
Interest rate swaps	$155,801	$108,724
TBA derivatives	3,918	69,270
Futures contracts	293,840	11,919
Purchase commitments	470	460
Credit derivatives (1)	19,486	13,799
Total derivative liabilities	$473,515	$204,172

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $385.0 million and $420.0 million at March 31, 2023 and December 31, 2022, respectively, plus any coupon shortfalls on the underlying tranche. As of March 31, 2023 the credit derivative tranches referencing the basket of bonds had AAA ratings and as of December 31, 2022 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA .

The following table summarizes certain characteristics of the Company’s interest rate swaps at March 31, 2023 and December 31, 2022:

March 31, 2023
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$28,739,600	1.40%	4.85%	1.09
3 - 6 years	7,393,000	2.93%	4.86%	4.82
6 - 10 years	26,163,800	2.59%	4.88%	8.22
Greater than 10 years	2,434,000	3.46%	4.82%	21.87
Total / Weighted average	$64,730,400	2.13%	4.87%	5.18

December 31, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$26,355,700	0.88%	4.33%	0.75
3 - 6 years	1,120,400	2.53%	3.95%	4.07
6 - 10 years	22,492,200	2.54%	4.24%	8.76
Greater than 10 years	2,309,000	3.49%	4.26%	22.93
Total / Weighted average	$52,277,300	1.74%	4.28%	5.25

(1) As of March 31, 2023, 13%, 19% and 68% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively. As of December 31, 2022, 17%, 23% and 60% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the Secured Overnight Financing Rate, respectively.
(2) There were no forward starting swaps at March 31, 2023 and December 31, 2022.
(3) At March 31, 2023 and December 31, 2022, the weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following table summarizes certain characteristics of the Company’s swaptions at March 31, 2023 and December 31, 2022:

March 31, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	7.94	11.29
Long receive	$750,000	1.57%	3M LIBOR	10.82	9.82

December 31, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	8.19	14.28
Long receive	$750,000	1.57%	3M LIBOR	11.07	12.82

The following table summarizes certain characteristics of the Company’s TBA derivatives at March 31, 2023 and December 31, 2022:

March 31, 2023
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$11,968,000	$11,857,664	$12,020,810	$163,146
Net TBA derivatives	$11,968,000	$11,857,664	$12,020,810	$163,146

December 31, 2022
(dollars in thousands)
Purchase contracts	$10,589,000	$10,675,739	$10,623,350	$(52,389)
Sale contracts	(44,000)	(44,849)	(44,674)	175
Net TBA derivatives	$10,545,000	$10,630,890	$10,578,676	$(52,214)

The following table summarizes certain characteristics of the Company’s futures derivatives at March 31, 2023 and December 31, 2022:

March 31, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(6,144,400)	1.97
U.S. Treasury futures - 5 year	—	(2,714,700)	4.47
U.S. Treasury futures - 10 year and greater	—	(4,147,200)	9.26
Total	$—	$(13,006,300)	4.82

December 31, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(8,518,400)	1.96
U.S. Treasury futures - 5 year	—	(5,803,400)	4.37
U.S. Treasury futures - 10 year and greater	—	(6,866,900)	8.15
Total	$—	$(21,188,700)	4.63

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in our Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022, respectively.

March 31, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$19,155	$(13,593)	$—	$5,562
Interest rate swaptions, at fair value	210,992	—	—	210,992
TBA derivatives, at fair value	167,064	(3,918)	—	163,146
Futures contracts, at fair value	222	(222)	—	—
Purchase commitments	2,706	—	—	2,706
Liabilities
Interest rate swaps, at fair value	$155,801	$(13,593)	$—	$142,208
TBA derivatives, at fair value	3,918	(3,918)	—	—
Futures contracts, at fair value	293,840	(222)	(293,618)	—
Purchase commitments	470	—	—	470
Credit derivatives	19,486	—	(14,046)	5,440

December 31, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$33,006	$(24,625)	$—	$8,381
Interest rate swaptions, at fair value	256,991	—	—	256,991
TBA derivatives, at fair value	17,056	(16,875)	—	181
Futures contracts, at fair value	33,179	(2,414)	—	30,765
Purchase commitments	1,832	—	—	1,832
Liabilities
Interest rate swaps, at fair value	$108,724	$(24,625)	$(1,251)	$82,848
TBA derivatives, at fair value	69,270	(16,875)	—	52,395
Futures contracts, at fair value	11,919	(2,414)	(9,505)	—
Purchase commitments	460	—	—	460
Credit derivatives	13,799	—	(9,291)	4,508

The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
March 31, 2023	$385,706	$(145,819)	$(956,272)
March 31, 2022	$(62,541)	$—	$1,323,439
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(153,849)	$215,360	$61,511
Net interest rate swaptions	2,323	(45,999)	(43,676)
Futures	118,332	(314,878)	(196,546)
Purchase commitments	—	865	865
Credit derivatives	(1,312)	(5,209)	(6,521)
Total			$(184,367)

Three Months Ended March 31, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(756,139)	$(360,231)	$(1,116,370)
Net interest rate swaptions	(14,450)	122,622	108,172
Futures	553,154	838,952	1,392,106
Purchase commitments	—	(499)	(499)
Credit derivatives	1,060	(3,339)	(2,279)
Total			$381,130

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a liability position at March 31, 2023 of $161.8 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$65,623,534	$—	$65,623,534
Credit risk transfer securities	—	1,085,384	—	1,085,384
Non-Agency mortgage-backed securities	—	2,028,656	—	2,028,656
Commercial mortgage-backed securities	—	500,611	—	500,611
Loans
Residential mortgage loans	—	1,642,822	—	1,642,822
Mortgage servicing rights	—	—	1,790,980	1,790,980
Assets transferred or pledged to securitization vehicles	—	10,277,588	—	10,277,588
Derivative assets
Interest rate swaps	—	19,155	—	19,155
Other derivatives	222	380,762	—	380,984
Total assets	$222	$81,558,512	$1,790,980	$83,349,714
Liabilities
Debt issued by securitization vehicles	—	8,805,911	—	8,805,911
Participations issued	—	673,431	—	673,431
Derivative liabilities
Interest rate swaps	—	155,801	—	155,801
Other derivatives	293,840	23,874	—	317,714
Total liabilities	$293,840	$9,659,017	$—	$9,952,857

December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$62,274,895	$—	$62,274,895
Credit risk transfer securities	—	997,557	—	997,557
Non-Agency mortgage-backed securities	—	1,991,146	—	1,991,146
Commercial mortgage-backed securities	—	526,309	—	526,309
Loans
Residential mortgage loans	—	1,809,832	—	1,809,832
Mortgage servicing rights	—	—	1,748,209	1,748,209
Assets transferred or pledged to securitization vehicles	—	9,121,912	—	9,121,912
Derivative assets
Interest rate swaps	—	33,006	—	33,006
Other derivatives	33,179	275,879	—	309,058
Total assets	$33,179	$77,030,536	$1,748,209	$78,811,924
Liabilities
Debt issued by securitization vehicles	$—	$7,744,160	$—	$7,744,160
Participations issued	—	800,849	—	800,849
Derivative liabilities
Interest rate swaps	—	108,724	—	108,724
Other derivatives	11,919	83,529	—	95,448
Total liabilities	$11,919	$8,737,262	$—	$8,749,181

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

Unobservable Input (1)	Range (Weighted Average) (2)
	March 31, 2023	December 31, 2022
Discount rate	7.9% - 10.8% (8.9%)	8.4% - 10.7% (9.7%)
Prepayment rate	4.8% - 8.7% (5.4%)	4.8% - 8.1% (5.4%)
Delinquency rate	0.2% - 4.5% (1.2%)	0.2% - 4.5% (1.3%)
Cost to service	$85 - $115 ($96)	$86 - $118 ($95)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$60,993,018	$60,993,018	$59,512,597	$59,512,597
Other secured financing	250,000	250,000	250,000	250,000

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
The Company tests goodwill for impairment on an annual basis or more frequently when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative impairment test for goodwill compares the fair value of a reporting unit with its carrying value, including goodwill. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. At March 31, 2023 and December 31, 2022, there was no goodwill balance.

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
The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2023.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2023	$16,679
Less: amortization expense	(758)
Ending balance March 31, 2023	$15,921

13. SECURED FINANCING

Reverse Repurchase and Repurchase Agreements – The Company finances a significant portion of its assets with repurchase agreements. At the inception of each transaction, the Company assessed each of the specified criteria in ASC 860, Transfers and Servicing, and has determined that each of the financing agreements should be treated as a secured financing.
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
The Company had outstanding $61.0 billion and $59.5 billion of repurchase agreements with weighted average remaining maturities of 59 days and 27 days at March 31, 2023 and December 31, 2022, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $2.0 billion with remaining capacity of $1.3 billion at March 31, 2023.
At March 31, 2023 and December 31, 2022, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

March 31, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	29,597,598	161,735	760,989	62,475	346,065	30,928,862	4.99%
30 to 59 days	13,217,167	266,100	677,823	—	82,918	14,244,008	5.04%
60 to 89 days	8,479,870	51,200	654,279	—	8,794	9,194,143	5.09%
90 to 119 days	—	—	70,459	—	—	70,459	5.91%
Over 119 days (1)	5,871,078	—	—	684,468	—	6,555,546	5.13%
Total	$57,165,713	$479,035	$2,163,550	$746,943	$437,777	$60,993,018	5.03%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,244,050	193,069	524,432	200,931	263,711	31,426,193	4.27%
30 to 59 days	21,200,770	149,733	632,673	—	124,390	22,107,566	4.18%
60 to 89 days	4,410,473	—	782,905	—	68,647	5,262,025	4.59%
90 to 119 days	—	125,893	73,251	168,656	—	367,800	5.82%
Over 119 days (1)	—	—	—	349,013	—	349,013	6.37%
Total	$55,855,293	$468,695	$2,013,261	$718,600	$456,748	$59,512,597	4.29%

(1) No repurchase agreements had a remaining maturity over 1 year at March 31, 2023. No repurchase agreements had a remaining maturity over 1 year at December 31, 2022.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2023 and December 31, 2022. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2023		December 31, 2022
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$1,050,000	$62,043,018	$—	$59,512,597
Amounts offset	(1,050,000)	(1,050,000)	—	—
Netted amounts	$—	$60,993,018	$—	$59,512,597

Other Secured Financing - As of March 31, 2023, the Company had $750 million in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of March 31, 2023 totaled $250.0 million with maturities ranging between one to three years. The weighted average interest rate of the borrowings was 7.54% as of March 31, 2023. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2022.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $64.0 billion and $235.8 million, respectively, at March 31, 2023 and $62.2 billion and $226.4 million, respectively, at December 31, 2022.

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2023 and December 31, 2022.

	Shares authorized		Shares issued and outstanding
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	Par Value
Common stock	2,936,500,000	2,936,500,000	493,880,938	468,309,810	$0.01
In December 2020, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
replaced the Prior Share Repurchase Program. During the three months ended March 31, 2023 and 2022, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

On August 6, 2020, the Company entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021 and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the three months ended March 31, 2023, under the at-the-market sales program, the Company issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees. During the three months ended March 31, 2022, under the at-the-market sales program, the Company issued 0.2 million shares, as retroactively adjusted to reflect the effects of the Reverse Stock Split, for proceeds of $6.2 million, net of commissions and fees.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2023 and December 31, 2022. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three months ended March 31, 2023.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$322,499	$322,197
Distributions declared per common share	$0.65	$0.88
Distributions paid to common stockholders after period end	$321,023	$321,423
Distributions paid per common share after period end	$0.65	$0.88
Date of distributions paid to common stockholders after period end	April 28, 2023	April 29, 2022
Dividends declared to series F preferred stockholders	$17,502	$12,510
Dividends declared per share of series F preferred stock	$0.608	$0.434
Dividends declared to series G preferred stockholders	$6,906	$6,906
Dividends declared per share of series G preferred stock	$0.406	$0.406
Dividends declared to series I preferred stockholders	$7,467	$7,467
Dividends declared per share of series I preferred stock	$0.422	$0.422

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
	2023	2022
Interest income	(dollars in thousands)
Agency securities	$603,102	$522,951
Residential credit securities	53,745	22,122
Residential mortgage loans (1)	147,231	73,488
Commercial investment portfolio (1) (2)	9,887	37,283
Reverse repurchase agreements	4,285	6
Total interest income	$818,250	$655,850
Interest expense
Repurchase agreements	698,742	26,879
Debt issued by securitization vehicles	88,934	34,625
Participations issued	11,111	5,852
Other	—	7,566
Total interest expense	798,787	74,922
Net interest income	$19,463	$580,928

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands, except per share data)
Net income (loss)	$(839,328)	$2,023,894
Net income (loss) attributable to noncontrolling interests	4,928	1,639
Net income (loss) attributable to Annaly	(844,256)	2,022,255
Dividends on preferred stock	31,875	26,883
Net income (loss) available (related) to common stockholders	$(876,131)	$1,995,372
Weighted average shares of common stock outstanding-basic	489,688,364	365,340,909
Add: Effect of stock awards, if dilutive	—	272,082
Weighted average shares of common stock outstanding-diluted	489,688,364	365,612,991
Net income (loss) per share available (related) to common share
Basic	$(1.79)	$5.46
Diluted	$(1.79)	$5.46
The computations of diluted net income (loss) per share available (related) to common share for the the three months ended March 31, 2023 and 2022 excludes 1.7 million and 0.6 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended March 31, 2023, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2023 and December 31, 2022.
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
During the three months ended March 31, 2023 and 2022, the Company recorded $11.0 million and $26.5 million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2019 and forward remain open for examination.

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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on commercial mortgage-backed securities, residential mortgage loans, CRT securities, and other non-Agency mortgage-backed securities. MSR values may also be adversely impacted by rising borrower delinquencies which would reduce servicing income and increase overall costs to service the underlying mortgage loans. The Company is exposed to risk of loss if an issuer, borrower or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, pre-purchase due diligence, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers and counterparties, credit rating monitoring and active servicer oversight.
The Company depends on third-party service providers to perform various business processes related to its operations, including mortgage loan servicers and sub-servicers. The Company’s vendor management policy establishes procedures for

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
engaging, onboarding and monitoring the performance of third-party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and five years, respectively. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2023 and 2022 was $0.8 million and $0.8 million, respectively.
Supplemental information related to leases as of and for the three months ended March 31, 2023 was as follows:

Operating Leases	Classification	March 31, 2023
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$8,165
Liabilities
Operating lease liabilities (1)	Other liabilities	$10,367
Lease term and discount rate
Weighted average remaining lease term		2.7 years
Weighted average discount rate (1)		3.2%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,005
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2023 (remaining)	$3,076
2024	4,107
2025	3,149
2026	261
2027	269
Later years	22
Total lease payments	$10,884
Less imputed interest	517
Present value of lease liabilities	$10,367

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2023 and December 31, 2022.

20. SUBSEQUENT EVENTS

In April 2023, the Company completed and closed the securitization of residential mortgage loans, OBX 2023-NQM3, with a face value of $407.5 million. The securitization represents financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In April 2023, the Company closed a new $250 million credit facility for the Company’s residential mortgage loans.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	35
Reverse Stock Split	35
Business Environment	35
Economic Environment	36
London Interbank Offered Rate (“LIBOR”) Transition	37
Income Tax Reform	37
Results of Operations	38
Net Income (Loss) Summary	39
Non-GAAP Financial Measures	40
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	41
Premium Amortization Expense	43
Economic Leverage and Economic Capital Ratios	43
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	45
Experienced and Projected Long-term CPR	45
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	46
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	46
Other Income (Loss)	47
General and Administrative Expenses	48
Return on Average Equity	49
Unrealized Gains and Losses - Available-for-Sale Investments	49
Financial Condition	49
Residential Securities	50
Contractual Obligations	52
Commitments and Contractual Obligations with Unconsolidated Entities	53
Capital Management	53
Stockholders’ Equity	53
Capital Stock	53
Leverage and Capital	54
Risk Management	54
Risk Appetite	55
Governance	55
Description of Risks	56
Capital, Liquidity and Funding Risk Management	56
Funding	56
Excess Liquidity	58
Maturity Profile	59
Stress Testing	60
Liquidity Management Policies	60
Investment/Market Risk Management	60
Credit Risk Management	61
Counterparty Risk Management	62
Operational Risk Management	63
Compliance, Regulatory and Legal Risk Management	63
Critical Accounting Estimates	64
Valuation of Financial Instruments	64
Residential Securities	64
Residential Mortgage Loans	64
MSR	65
Interest Rate Swaps	65
Revenue Recognition	65
Consolidation of Variable Interest Entities	66
Use of Estimates	66
Glossary of Terms	67

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

Reverse Stock Split
On September 8, 2022, we announced that our Board had unanimously approved a reverse stock split of our common stock at a ratio of 1-for-4 (the “Reverse Stock Split”). The Reverse Stock Split was effective following the close of business on September 23, 2022 (the “Effective Time”). Accordingly, at the Effective Time, every four issued and outstanding shares of our common stock were converted into one share of our common stock. No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that would have held fractional shares as a result of the Reverse Stock Split received cash in lieu of such fractional shares. The par value per share of our common stock remained unchanged at $0.01 per share after the Reverse Stock Split. Accordingly, for all historical periods presented, an amount equal to the par value of the reduced number of shares resulting from the Reverse Stock Split was reclassified from Common stock to Additional paid in capital in our Consolidated Statements of Financial Condition. All references made to share or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted, where applicable, to reflect the effects of the Reverse Stock Split.

Business Environment
The first three months of 2023 represented another volatile quarter in which initial economic optimism about a slowdown in inflation and a more stable interest rate outlook ultimately faded given banking sector turbulence. The Silicon Valley Bank-induced turmoil led to questions about the outlook for the banking system, the economy, and monetary policy. Moreover, it increased bond market volatility, resulting in some of the highest levels of realized and implied fixed income volatility since the Great Financial Crisis.
Outside of the banking sector, U.S. economic data has proven relatively resilient, with the labor market still recording 345,000 jobs per month this quarter and U.S. inflation readings staying above the Federal Reserve’s target measure. Although inflation has slowed, the improvement has been slower than initially anticipated as strong service sector inflation remains supported by sound wage growth. However, we anticipate the Federal Reserve is likely close to the end of its hiking cycle and will enter a period of a prolonged hold in short-term interest rates as economic data suggests a slowdown in activity. A pause in Federal Reserve rate hikes should lower interest rate volatility going forward all else equal, though other risk events – most notably the potential Congressional failure to raise the debt ceiling in time – remain on the horizon.
Agency MBS performance diverged meaningfully each month in the first quarter given the interest and spread volatility. In January 2023, MBS spreads tightened significantly, driven by the decline in implied volatility and strong inflows into fixed income funds. Mortgage spreads began to widen in February, however, as interest rates rose amid renewed inflation fears. This ultimately gave way to more meaningful cheapening in March as volatility spiked on the news of both Silicon Valley Bank and Signature Bank entering Federal Deposit Insurance Corporation (“FDIC”) receivership. In total, mortgage option-adjusted spreads widened approximately 5-15 basis points across coupons during the quarter.
We grew our Agency MBS portfolio modestly in this environment commensurate with the accretive equity raised early in the quarter while maintaining appropriate leverage. We continued our strategy of moving exposure from lower coupons into intermediate and higher coupons. At quarter end, only 5% of our portfolio was in 2.5% coupons or lower, down from 34% a year ago. As a result of this shift, the portfolio was better protected from the spread widening that occurred in lower coupons due to the FDIC receivership portfolio sales. Additionally, over 50% of our portfolio is in what we would define as intermediate coupons, 3.5% through 4.5%, which remain more insulated from potential bank sales while also avoiding the supply pressure of production coupons. This dynamic drove investors to shift into these coupons, driving marginally positive hedged performance across this portion of our portfolio, despite headline MBS spreads widening over the quarter.
The management of our interest rate exposure also helped navigate the historic volatility experienced in March. Over seven consecutive days starting March 9, 2023, the 2-year Treasury note moved in excess of 20 basis points per day. Throughout this period, our portfolio was well-positioned and we were able to replace maturing swaps at attractive levels. In addition, we

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
continued to rotate hedges out of Treasury futures into SOFR swaps, which we see as a more efficient hedge for our portfolio and also more closely matches our repo funding costs in a rising rate environment.
After a difficult quarter, Agency MBS are trading at historically attractive levels in terms of both nominal and option-adjusted spreads. However, the technical picture remains challenged given the substantial amount of supply the private market needs to absorb, with relative value investors representing the primary source of demand. Organic supply is expected to approach $200 billion, while Federal Reserve portfolio runoff and anticipated bank sales should push total supply to the private market to nearly $500 billion over the course of 2023. While MBS spreads should be supported when volatility subsides, it is likely that valuations will settle at wider levels than prior episodes when banks were more active in the market.
In our Residential Credit business, performance was mixed across products at the end of the quarter, as benchmark credit risk transfer (“CRT”) security spreads were 10-25 basis points tighter while AAA-rated non-qualified mortgage (“Non-QM”) securities ultimately underperformed and widened 30-40 basis points from 2022 year-end levels. Consistent with the Agency market, credit markets experienced strong performance in the first two months of the year, only to reverse course in mid-March given elevated market volatility and the resulting fallout surrounding the aforementioned regional bank failures.
Our residential credit portfolio ended the first quarter marginally higher at $5.2 billion in market value, representing 18% of the firm’s capital. The increase in market value was driven by opportunistic purchases of predominantly investment grade CRT and retention of OBX assets generated through securitization. Our excess warehouse capacity and liquidity management allowed us to be selective in accessing the capital markets via our OBX securitization platform. We securitized three transactions in the first quarter totaling $1.1 billion, including two Non-QM securitizations and a Jumbo partnership transaction, all closing before February month end and the subsequent widening of Non-QM spreads.
Finally, within our MSR portfolio, consistent with recent quarters, we remained patient, adding just one bulk package for roughly $3 billion in unpaid principal balance (“UPB”) during the quarter. Following this transaction, our portfolio is now comprised of nearly $2 billion in market value and $130 billion UPB of very low note rate, high credit quality MSR with an attractive risk profile, as evidenced by serious delinquencies remaining less than 50 basis points. Further, we continue to see robust, stable cash flows with recent portfolio prepayment speeds trending below 3 CPR.
Overall, we remain confident in our outlook and positioning across our three businesses and continue to favor a more conservative posture given the potential for sustained volatility. As noted, a more careful approach to leverage and liquidity has been beneficial in this environment where fundamentals have improved while some technical headwinds persist.

Economic Environment
Economic activity moderated in the first quarter as U.S. gross domestic product (“GDP”) rose 1.1 percent on a seasonally adjusted annualized rate. Consumption, however, remained strong as spending was boosted by warmer weather during January and February and an increase in social security payments for the annual cost of living adjustment. However, the effect of higher interest rates from the Federal Reserve and tighter lending standards from the U.S. regional banking sector are potential headwinds to growth in the near term.
The U.S. labor market remains tight. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose at a faster rate in the first quarter than the prior quarter, with a monthly average 345,000 workers added in the first quarter of 2023 compared to an average 284,000 workers in the fourth quarter of 2022. Additionally, the unemployment rate ended the quarter at 3.5% after falling to the historically low level of 3.4% in January. However, labor demand has declined somewhat, and wage growth continues to slow from peak levels seen in 2022. Job openings, as measured by the Bureau of Labor Statistics, declined by 1.6 million openings in the quarter, and wage growth, as measured by the year-over-year change in private sector average hourly earnings, declined to 4.2% in March 2023 compared to 4.8% in December 2022.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remained meaningfully above the Fed’s 2% inflation target. The headline PCE measure eased to 4.2% year-over-year in March 2023. Meanwhile, the more stable core PCE measure, which excludes volatile food and energy prices, registered a 4.6% year-over-year increase. Inflation pressures remain a major challenge for the United States and the broader global economy as price increases have moderated more slowly than previously expected. While forecasts continue to see further moderation in coming months, the degree of the slowdown remains uncertain.
The Federal Open Market Committee (“FOMC”) conducts monetary policy with a dual mandate: to ensure full employment and stable prices. Given continued strong labor markets and elevated inflation, the FOMC has aggressively tightened monetary policy to ensure it meets its mandate. As such, the FOMC raised the Federal Funds Target Rate by 50 basis points to the 4.75% - 5.0% range during the first quarter. It also signaled that additional rate increases will likely be necessary in the coming months, although it will be closely monitoring incoming data in the wake of the regional banking turmoil. Regarding its balance sheet, the FOMC continues to decline at a pace of $95 billion per month across U.S. Treasuries and Agency MBS. However, the Federal Reserve balance sheet expanded in the quarter due to the increase in lending to support the banking system. The

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Federal Reserve announced the creation of the Bank Term Funding Program on March 12, 2023, offering loans to certain depository institutions to safeguard deposits.
During the first quarter of 2023, the 10-year U.S. Treasury rate declined from 3.87% on December 31, 2022 to 3.47% on March 31, 2023. However, interest rate volatility was meaningfully elevated during the quarter, as seen in the 2-year U.S. Treasury rate that moved within a 130 basis point range in the month of March alone. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, widened by 7 basis points over the course of the quarter to 158 basis points on March 31st, 2023. This widening continues to be driven by the meaningful tightening in monetary policy, elevated financial market volatility, and reduced investor demand for Agency MBS.

The following table below presents interest rates and spreads at each date presented:

	March 31, 2023	December 31, 2022	March 31, 2022
30-Year mortgage current coupon	5.05%	5.39%	3.49%
Mortgage basis	158 bps	152 bps	115 bps
10-Year U.S. Treasury rate	3.47%	3.87%	2.34%
LIBOR
1-Month	4.86%	4.39%	0.45%
6-Month	5.31%	5.14%	1.47%
OIS SOFR Swaps
1-Month	4.81%	4.36%	0.29%
6-Month	4.91%	4.80%	1.07%

London Interbank Offered Rate (“LIBOR”) Transition
The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (“IBA”), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease representative publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based assets and borrowings that extend beyond June 30, 2023 will be converted to a replacement rate.
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
Subsequent to March 31, 2023, in accordance with procedures prescribed by the CME Group, all of the Company’s remaining LIBOR interest rate swaps cleared through the CME Group were converted into SOFR interest rate swaps.
We continue to consider all available options with respect to our preferred stock, including those available under the federal legislation. As of March 31, 2023, we had $1.5 billion of USD LIBOR-linked preferred stock that may remain outstanding beyond the June 30, 2023 cessation date. See the risk factor titled “The discontinuation of LIBOR may affect our results” in Part I, Item 1A “Risk Factors” in our most recent annual report on Form 10-K for additional information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2023 and 2022.

	As of and for the Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share data)
Interest income	$818,250	$655,850
Interest expense	798,787	74,922
Net interest income	19,463	580,928
Servicing and related income	84,273	34,715
Servicing and related expense	7,880	3,757
Net servicing income	76,393	30,958
Other income (loss)	(883,323)	1,484,320
Less: Total general and administrative expenses	40,828	45,764
Income (loss) before income taxes	(828,295)	2,050,442
Income taxes	11,033	26,548
Net income (loss)	(839,328)	2,023,894
Less: Net income (loss) attributable to noncontrolling interests	4,928	1,639
Net income (loss) attributable to Annaly	(844,256)	2,022,255
Less: Dividends on preferred stock	31,875	26,883
Net income (loss) available (related) to common stockholders	$(876,131)	$1,995,372
Net income (loss) per share available (related) to common stockholders
Basic	$(1.79)	$5.46
Diluted	$(1.79)	$5.46
Weighted average number of common shares outstanding
Basic	489,688,364	365,340,909
Diluted	489,688,364	365,612,991
Other information
Investment portfolio at period-end	$82,949,575	$73,349,352
Average total assets	$84,341,365	$76,474,599
Average equity	$11,639,230	$12,337,048
GAAP leverage at period-end (1)	5.9:1	5.3:1
GAAP capital ratio at period-end (2)	13.7%	15.1%
Annualized return on average total assets	(3.98%)	10.59%
Annualized return on average equity	(28.84%)	65.62%
Net interest margin (3)	0.09%	3.20%
Average yield on interest earning assets (4)	3.96%	3.61%
Average GAAP cost of interest bearing liabilities (5)	4.52%	0.48%
Net interest spread	(0.56%)	3.13%
Weighted average experienced CPR for the period	5.5%	16.7%
Weighted average projected long-term CPR at period-end	8.4%	9.5%
Common stock book value per share	$20.77	$27.08
Non-GAAP metrics *
Interest income (excluding PAA)	$818,741	$476,334
Economic interest expense (5)	$413,081	$137,463
Economic net interest income (excluding PAA)	$405,660	$338,871
Premium amortization adjustment cost (benefit)	$491	$(179,516)
Earnings available for distribution (6)	$427,130	$430,631
Earnings available for distribution per average common share	$0.81	$1.11
Annualized EAD return on average equity (excluding PAA)	14.82%	14.01%
Economic leverage at period-end (1)	6.4:1	6.4:1
Economic capital ratio at period-end (2)	13.2%	13.1%
Net interest margin (excluding PAA) (3)	1.76%	2.04%
Average yield on interest earning assets (excluding PAA) (4)	3.96%	2.62%
Average economic cost of interest bearing liabilities (5)	2.34%	0.89%
Net interest spread (excluding PAA)	1.62%	1.73%

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

GAAP
Net income (loss) was ($839.3) million, which includes $4.9 million attributable to noncontrolling interests, or ($1.79) per average basic common share, for the three months ended March 31, 2023 compared to $2.0 billion, which includes $1.6 million attributable to noncontrolling interests, or $5.46 per average basic common share, for the same period in 2022. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on derivatives and net interest income, partially offset by a favorable change in net gains (losses) on investments and other and net servicing income. Net gains (losses) on derivatives was ($900.8) million for the three months ended March 31, 2023 compared to $1.6 billion for the same period in 2022. Net interest income for the three months ended March 31, 2023 was $19.5 million compared to $580.9 million for the same period in 2022. Net gains (losses) on investments and other was $1.7 million for the three months ended March 31, 2023 compared to ($159.8) million for the same period in 2022. Net servicing income for the three months ended March 31, 2023 was $76.4 million compared to $31.0 million for the same period in 2022. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.

Non-GAAP
Earnings available for distribution were $427.1 million, or $0.81 per average common share, for the three months ended March 31, 2023, compared to $430.6 million, or $1.11 per average common share, for the same period in 2022. The change in earnings available for distribution during the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities and a decline in TBA dollar roll income on reduced specialness, partially offset by lower premium amortization expense, excluding PAA, resulting from lower prepayment speed projections, a favorable change in the net interest component of interest rate swaps, and higher net servicing income.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(839,328)	$2,023,894
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other	(1,712)	159,804
Net (gains) losses on derivatives (1)	1,286,458	(1,704,569)
Loan loss provision (reversal) (2)	(219)	812
Business divestiture-related (gains) losses	—	354
Other adjustments
Depreciation expense related to commercial real estate and amortization of intangibles (3)	758	1,130
Non-EAD (income) loss allocated to equity method investments (4)	(244)	(9,920)
Transaction expenses and non-recurring items (5)	1,358	3,350
Income tax effect of non-EAD income (loss) items	8,278	27,091
TBA dollar roll income and CMBX coupon income (6)	18,183	129,492
MSR amortization (7)	(43,423)	(19,652)
EAD attributable to noncontrolling interests	(3,470)	(1,639)
Premium amortization adjustment cost (benefit)	491	(179,516)
Earnings available for distribution *	427,130	430,631
Dividends on preferred stock	31,875	26,883
Earnings available for distribution attributable to common stockholders *	$395,255	$403,748
GAAP net income (loss) per average common share	$(1.79)	$5.46
Earnings available for distribution per average common share *	$0.81	$1.11
Annualized GAAP return (loss) on average equity	(28.84%)	65.62%
Annualized EAD return on average equity *	14.82%	14.01%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $385.7 million and ($62.5) million for the three months ended March 31, 2023 and 2022, respectively.
(2) Includes $0.0 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(3) Includes depreciation and amortization expense related to equity method investments.
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) The three months ended March 31, 2023 and 2022 includes costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $1.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency MBS. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value in Net gains (losses) on derivatives in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives (excluding interest rate swaps).
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio and residential securities transferred or pledged to securitization vehicles, for the periods presented:

	For the Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Premium amortization expense	$56,534	$(25,353)
Less: PAA cost (benefit)	491	(179,516)
Premium amortization expense (excluding PAA)	$56,043	$154,163

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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	March 31, 2023	March 31, 2022
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$60,993,018	$52,626,503
Other secured financing	250,000	914,255
Debt issued by securitization vehicles	8,805,911	6,711,953
Participations issued	673,431	775,432
Total GAAP debt	$70,722,360	$61,028,143
Less Non-Recourse Debt:
Credit facilities (1)	$—	$(914,255)
Debt issued by securitization vehicles	(8,805,911)	(6,711,953)
Participations issued	(673,431)	(775,432)
Total recourse debt	$61,243,018	$52,626,503
Plus / (Less):
Cost basis of TBA and CMBX derivatives	12,241,647	19,006,949
Payable for unsettled trades	3,259,034	1,992,568
Receivable for unsettled trades	(679,096)	(407,225)
Economic debt *	$76,064,603	$73,218,795
Total equity	$11,909,033	$11,478,770
Economic leverage ratio *	6.4:1	6.4:1

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
(1) Included in Other secured financing in the Consolidated Statements of Financial Condition.

The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	March 31, 2023	March 31, 2022
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$86,832,017	$76,185,134
Less:
Gross unrealized gains on TBA derivatives (1)	(167,065)	(24,757)
Debt issued by securitization vehicles	(8,805,911)	(6,711,953)
Plus:
Implied market value of TBA derivatives	12,020,810	18,284,708
Total economic assets *	$89,879,851	$87,733,132
Total equity	$11,909,033	$11,478,770
Economic capital ratio (2) *	13.2%	13.1%

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
Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps. We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). We did not enter into any MAC interest rate swaps during the three months ended March 31, 2023.
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2023	$818,250	$491	$818,741
March 31, 2022	$655,850	$(179,516)	$476,334
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2023	$798,787	$(385,706)	$413,081	$19,463	$(385,706)	$405,169	$491	$405,660
March 31, 2022	$74,922	$62,541	$137,463	$580,928	$62,541	$518,387	$(179,516)	$338,871
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2023	5.5%	8.4%
March 31, 2022	16.7%	9.5%
(1) For the three months ended March 31, 2023 and 2022, respectively. (2) At March 31, 2023 and 2022, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2023	$82,644,998	$818,741	3.96%	$70,635,632	$413,081	2.34%	405,660	1.62%
March 31, 2022	$72,590,876	$476,334	2.62%	$61,865,292	137,463	0.89%	338,871	1.73%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2023	$818,741	18,183	(413,081)	$423,843	$82,644,998	13,949,884	$96,594,882	1.76%
March 31, 2022	$476,334	129,492	(137,463)	$468,363	$72,590,876	19,229,537	$91,820,413	2.04%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $1.1 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month LIBOR	Average Six- Month LIBOR	Average One-Month LIBOR Relative to Average Six- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month LIBOR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month LIBOR
For the three months ended
March 31, 2023	$70,635,632	$70,472,360	$413,081	2.34%	4.62%	5.16%	(0.54%)	(2.28%)	(2.82%)
March 31, 2022	$61,865,292	$60,113,888	$137,463	0.89%	0.23%	0.80%	(0.57%)	0.66%	0.09%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $275.6 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was $385.7 million for the three months ended March 31, 2023 compared to ($62.5) million for the same period in 2022.
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
At March 31, 2023 and December 31, 2022, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended March 31, 2023 and 2022

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($521.6) million for the three months ended March 31, 2023 compared to ($144.2) million for the same period in 2022. For the three months ended March 31, 2023, we disposed of Residential Securities with a carrying value of $5.2 billion for an aggregate net loss of ($521.8) million. For the same period in 2022, we disposed of Residential Securities with a carrying value of $2.8 billion for an aggregate net gain of ($144.5) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $523.3 million for the three months ended March 31, 2023 compared to ($15.6) million for the same period in 2022, primarily due to favorable changes in unrealized gains (losses) on securitized residential whole loans of consolidated VIEs of $561.0 million, Agency MBS of $467.1 million, residential credit securities of $139.9 million, residential whole loans of $114.7 million, partially offset by unfavorable changes on securitized debt of consolidated VIEs of ($546.1) million, MSR of ($137.8) million and participations issued of ($53.6) million and Interests in MSR of ($11.4) million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended March 31, 2023 was ($716.4) million compared to $1.3 billion for the same period in 2022, primarily attributable to the change in unrealized gains (losses) on interest rate swaps, partially offset by the change in the net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($956.3) million for the three months ended March 31, 2023, reflecting a decline in forward interest rates during the period, compared to $1.3 billion for the same period in 2022, which reflected a rise in forward interest rates during the period. Net interest component on interest rate swaps was $385.7 million for the three months ended March 31, 2023 compared to ($62.5) million for the same period in 2022.
Net gains (losses) on other derivatives was ($184.4) million for the three months ended March 31, 2023 compared to $381.1 million for the same period in 2022. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($196.5) million for the three months ended March 31, 2023 compared to $1.4 billion for the same period in 2022, and net gains (losses) on interest rate swaptions, which was ($43.7) million for the three months ended March 31, 2023 compared to $108.2 million for the same period in 2022, partially offset by a favorable change in net gains (losses) on TBA derivatives, which was $61.5 million for the three months ended March 31, 2023 compared to ($1.1) billion for the same period in 2022.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended March 31, 2023 was $15.5 million compared to $3.1 million for the same period in 2022, primarily attributable to an increase in interest on custodial balances, partially offset by a decrease in rental income and earnings from joint ventures.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
March 31, 2023	$40,828	0.19%	1.40%
March 31, 2022	$45,764	0.24%	1.48%

G&A expenses were $40.8 million for the three months ended March 31, 2023, a decrease of $4.9 million compared to the same period in 2022. The change in each period was primarily due to lower expenses resulting from the divestiture of our MML assets, which was announced in the second quarter of 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2023	13.92%	2.63%	(43.61%)	(1.40%)	(0.38%)	(28.84%)
March 31, 2022	16.81%	1.00%	50.15%	(1.48%)	(0.86%)	65.62%
(1) Economic net interest income includes the net interest component of interest rate swaps. (2) Other income (loss) excludes the net interest component of interest rate swaps.

Unrealized Gains and Losses - Available-for-Sale Investments
The unrealized fluctuations in market values of our available-for-sale Agency MBS, for which the fair value option is not elected, do not impact our GAAP net income (loss) but rather are reflected on our balance sheet by changing the carrying value of the asset and stockholders’ equity under accumulated other comprehensive income (loss). As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used amortized cost accounting. As a result, comparisons with companies that use amortized cost accounting for some or all of their balance sheet may not be meaningful.
The table below shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Unrealized gain	$7,384	$5,910
Unrealized loss	(2,557,998)	(3,714,806)
Accumulated other comprehensive income (loss)	$(2,550,614)	$(3,708,896)

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
The fair value of these securities being less than amortized cost at March 31, 2023 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $86.8 billion and $81.9 billion at March 31, 2023 and December 31, 2022, respectively. The change was primarily due to increases in Agency MBS of $3.3 billion, securitized residential whole loans of consolidated VIEs of $1.2 billion, cash and cash equivalents of $217.5 million, principal and interest receivable of $136.4 million, and receivable for unsettled trades of $104.0 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value	$65,623,534	$1,790,980	$15,034,450	$500,611	$82,949,575
Implied market value of derivatives (2)	12,020,810	—	—	365,515	12,386,325
Debt
Repurchase agreements	57,165,713	—	3,389,528	437,777	60,993,018
Implied cost basis of derivatives (2)	11,857,664	—	—	383,983	12,241,647
Other secured financing	—	250,000	—	—	250,000
Debt issued by securitization vehicles	—	—	8,805,911	—	8,805,911
Participations issued	—	—	673,431	—	673,431
Net forward purchases	2,564,829	14,531	578	—	2,579,938
Other
Net other assets / liabilities	1,693,716	239,545	97,474	86,343	2,117,078
Net equity allocated	$7,749,854	$1,765,994	$2,262,476	$130,709	$11,909,033

Net equity allocated (%)	66%	15%	18%	1%	100%
Debt/net equity ratio (3)	7.4:1	0.1:1	5.7:1	3.3:1	5.9:1

(1) Fair value includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS and CMBX balances under Commercial.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at March 31, 2023 and December 31, 2022 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac, or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2023 and December 31, 2022, we had on our Consolidated Statements of Financial Condition a total of $1.2 billion and $1.1 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price below principal value) and a total of $2.9 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities, excluding securities transferred or pledged to securitization vehicles, acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended March 31, 2023 and 2022 was 5.5% and 16.7%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of March 31, 2023 and 2022 was 8.4% and 9.5%, respectively.
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
The following tables present our Residential Securities, excluding securities transferred or pledged to securitization vehicles, that were carried at fair value at March 31, 2023 and December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	March 31, 2023	December 31, 2022
	Estimated Fair Value
Agency
Fixed-rate pass-through	$62,952,708	$60,029,758
Adjustable-rate pass-through	224,872	234,387
CMO	89,688	89,610
Interest-only	314,563	218,077
Multifamily	2,013,439	1,674,165
Reverse mortgages	28,264	28,898
Total agency securities	$65,623,534	$62,274,895
Residential credit
Credit risk transfer	$1,085,384	$997,557
Alt-A	101,569	91,216
Prime	211,871	197,870
Subprime	162,154	156,313
NPL/RPL	1,248,925	1,317,154
Prime jumbo (>= 2010 vintage)	304,137	228,593
Total residential credit securities	$3,114,040	$2,988,703
Total Residential Securities	$68,737,574	$65,263,598

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities, excluding securities transferred or pledged to securitization vehicles, at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,260,910	$68,290,976
Net premium	820,998	1,049,253
Amortized cost	71,081,908	69,340,229
Amortized cost / principal amount	101.17%	101.54%
Carrying value	68,082,911	64,736,220
Carrying value / principal amount	96.90%	94.79%
Weighted average coupon rate	4.19%	4.03%
Weighted average yield	3.97%	3.76%
Adjustable-rate Residential Securities (1)
Principal amount	$1,460,460	$1,407,295
Weighted average coupon rate	7.79%	7.16%
Weighted average yield	7.48%	7.01%
Weighted average term to next adjustment (2)	8 Months	9 Months
Weighted average lifetime cap (3)	9.31%	9.30%
Principal amount at period end as % of total residential securities	2.08%	2.06%
Fixed-rate Residential Securities (1)
Principal amount	$68,800,450	$66,883,681
Weighted average coupon rate	4.11%	3.96%
Weighted average yield	3.90%	3.70%
Principal amount at period end as % of total residential securities	97.92%	97.94%
Interest-only Residential Securities
Notional amount	$19,620,917	$17,346,307
Net premium	874,960	785,532
Amortized cost	874,960	785,532
Amortized cost / notional amount	4.46%	4.53%
Carrying value	654,663	527,378
Carrying value / notional amount	3.34%	3.04%
Weighted average coupon rate	0.57%	0.56%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2023.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$1,085,384	$—	$1,085,384	8.86%	1.93%	0.95%	4.23%
Alt-A	101,569	62,052	39,517	4.35%	14.99%	2.05%	5.98%
Prime	211,871	51,291	160,580	3.45%	7.47%	1.12%	3.15%
Subprime	162,154	52,794	109,360	5.63%	16.92%	8.23%	5.76%
Re-performing loan securitizations	784,280	408,031	376,249	4.42%	27.00%	24.49%	4.06%
Non-performing loan securitizations	464,645	437,930	26,715	3.62%	38.29%	64.73%	5.85%
Prime jumbo (>=2010 vintage)	304,137	85,006	219,131	3.97%	3.10%	0.33%	3.02%
Total/weighted average	$3,114,040	$1,097,104	$2,016,936	5.71%	15.55%	16.71%	4.29%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$1,085,384	$—	$1,085,384
Alt-A	3,825	97,441	303	—	101,569
Prime	5,728	197,606	4,103	4,434	211,871
Subprime	—	117,112	44,922	120	162,154
Re-performing loan securitizations	—	784,280	—	—	784,280
Non-performing loan securitizations	—	464,645	—	—	464,645
Prime jumbo (>=2010 vintage)	—	210,887	33,092	60,158	304,137
Total	$9,553	$1,871,971	$1,167,804	$64,712	$3,114,040

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2023. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2023, the interest rate swaps had a net fair value of ($136.6) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$60,993,018	$—	$—	$—	$60,993,018
Interest expense on repurchase agreements (1)	509,297	—	—	—	509,297
Other secured financing	—	250,000	—	—	250,000
Interest expense on other secured financing (1)	19,170	4,662	—	—	23,832
Debt issued by securitization vehicles (principal)	—	—	—	9,881,639	9,881,639
Interest expense on debt issued by securitization vehicles	368,296	736,592	736,592	10,723,634	12,565,114
Participations issued (principal)	—	—	—	698,971	698,971
Interest expense on participations issued	45,443	90,886	90,886	1,133,031	1,360,246
Long-term operating lease obligations	4,102	6,295	487	—	10,884
Total	$61,939,326	$1,088,435	$827,965	$22,437,275	$86,293,001

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2023.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the three months ended March 31, 2023, we received $1.3 billion from principal repayments and $4.7 billion in cash from disposal of Securities. During the three months ended March 31, 2022, we received $3.0 billion from principal repayments and $2.4 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	4,939	4,683
Additional paid-in capital	23,543,091	22,981,320
Accumulated other comprehensive income (loss)	(2,550,614)	(3,708,896)
Accumulated deficit	(10,741,863)	(9,543,233)
Total stockholders’ equity	$11,792,122	$11,270,443

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three months ended March 31, 2023 and 2022, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, we may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
During the three months ended March 31, 2023, under the at-the-market sales program, we issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees. During the three months ended March 31, 2022, under the at-the-market sales program, we issued 0.2 million shares, as retroactively adjusted to reflect the effects of the Reverse Stock Split, for proceeds of $6.2 million, net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three months ended March 31, 2023.
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
Our GAAP leverage ratio at March 31, 2023 and December 31, 2022 was 5.9:1 and 6.0:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 6.4:1 and 6.3:1, at March 31, 2023 and December 31, 2022, respectively. Our GAAP capital ratio at March 31, 2023 and December 31, 2022 was 13.7% and 13.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 13.2% and 13.4% at March 31, 2023 and December 31, 2022, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or ESG risk to us. The Corporate Responsibility Committee shares oversight of specific ESG-related matters with other Board Committees and meets jointly with the Management Development and Compensation Committee on the Company's human capital management and culture and with the Risk Committee on ESG-related regulatory and policy risks.
Risk assessment and risk management are the responsibility of our management. A series of management committees has oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Three primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (“ERC”), Asset / Liability Committee (“ALCO”) and the Financial Reporting and Disclosure Committee (“FRDC”). Each of these committees reports to our management Operating Committee which is responsible for oversight and management of our operations, including oversight and approval authority over all aspects of our enterprise risk management.
Audit Services is an independent function with reporting lines to the Audit Committee. Audit Services is responsible for performing our internal audit activities, which includes independently assessing and validating key controls within the risk management framework.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Our compliance group is responsible for oversight of our regulatory compliance. Our Chief Compliance Officer has reporting lines to the Audit Committee.

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

Funding
Our primary financing sources are repurchase agreements provided through counterparty arrangements and through our wholly-owned subsidiary, Arcola Securities, Inc. (“Arcola”), other secured financing, debt issued by securitization vehicles, mortgages, credit facilities, note sales and various forms of equity. We maintain excess liquidity by holding unencumbered liquid assets that could be either used to collateralize additional borrowings or sold.
We seek to conservatively manage our repurchase agreement funding position through a variety of methods including diversity, breadth and depth of counterparties and maintaining a staggered maturity profile.
Arcola provides direct access to third party funding as a FINRA member broker-dealer. Arcola borrows funds through the General Collateral Finance Repo service offered by the FICC, with FICC acting as the central counterparty. In addition, Arcola may borrow funds through direct repurchase agreements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2023 and December 31, 2022, the weighted average days to maturity was 59 days and 27 days, respectively.
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
At March 31, 2023, we had total financial assets and cash pledged against existing liabilities of $64.7 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2023 compared to the same period in 2022, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2023.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2023	$60,477,833	$60,993,018	$371,429	$—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
March 31, 2021	65,461,539	61,202,477	143,395	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2023. The weighted average remaining maturity on our repurchase agreements and other secured financing was 61 days at March 31, 2023:

	March 31, 2023
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	30,928,862	4.99%	50.5%
30 to 59 days	14,244,008	5.04%	23.3%
60 to 89 days	9,194,143	5.09%	15.0%
90 to 119 days	70,459	5.91%	0.1%
Over 120 days (1)	6,805,546	5.22%	11.1%
Total	$61,243,018	5.04%	100.0%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2023:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$60,993,018	5.03%	4.62%	59
Other secured financing	250,000	7.54%	7.25%	455
Debt issued by securitization vehicles (2)	9,881,639	3.73%	3.78%	12,282
Participations issued (2)	698,971	6.50%	6.05%	10,926
Total indebtedness	$71,823,628

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2023:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,638,172	$156,001	$1,794,173
Investments, at carrying value (1)
Agency mortgage-backed securities	59,404,522	3,594,517	62,999,039
Credit risk transfer securities	605,516	479,868	1,085,384
Non-agency mortgage-backed securities	1,677,037	351,619	2,028,656
Commercial mortgage-backed securities	482,780	17,831	500,611
Residential mortgage loans (2)	11,733,156	187,254	11,920,410
MSR	946,464	844,516	1,790,980
Other assets (3)	—	83,941	83,941
Total financial assets	$76,487,647	$5,715,547	$82,203,194

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,794,173
Residential Securities (2)	66,112,959
Commercial mortgage-backed securities	500,611
Residential mortgage loans (3)	1,642,822
Total liquid assets	$70,050,565
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	97.44%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $64.7 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2023. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $10.3 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $10.3 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2023 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,794,163	$—	$—	$—	$1,794,163
Agency mortgage-backed securities (principal)	50	543	678,831	66,256,750	66,936,174
Residential credit risk transfer securities (principal)	1,000	7,418	44,044	1,035,013	1,087,475
Non-agency mortgage-backed securities (principal)	3,597	45,318	852,718	1,335,628	2,237,261
Commercial mortgage-backed securities (principal)	—	56,409	443,250	18,905	518,564
Total securities	4,647	109,688	2,018,843	68,646,296	70,779,474
Residential mortgage loans (principal)	—	—	—	1,687,394	1,687,394
Total loans	—	—	—	1,687,394	1,687,394
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	11,290,795	11,290,795
Total financial assets - maturity	1,798,810	109,688	2,018,843	81,624,485	85,551,826
Effect of utilizing reset dates (1)	13,519,202	312,209	(294,597)	(13,536,814)	—
Total financial assets - interest rate sensitive	$15,318,012	$421,897	$1,724,246	$68,087,671	$85,551,826
Financial liabilities
Repurchase agreements	$54,367,013	$6,626,005	$—	$—	$60,993,018
Other secured financing	—	—	250,000	—	250,000
Debt issued by securitization vehicles (principal)	—	—	—	9,881,639	9,881,639
Participations issued (principal)	—	—	—	698,971	698,971
Total financial liabilities - maturity	54,367,013	6,626,005	250,000	10,580,610	71,823,628
Effect of utilizing reset dates (1)(2)	(53,815,297)	7,858,632	10,982,100	34,974,565	—
Total financial liabilities - interest rate sensitive	$551,716	$14,484,637	$11,232,100	$45,555,175	$71,823,628

Maturity gap	$(52,568,203)	$(6,516,317)	$1,768,843	$71,043,875	$13,728,198

Cumulative maturity gap	$(52,568,203)	$(59,084,520)	$(57,315,677)	$13,728,198

Interest rate sensitivity gap	$14,766,296	$(14,062,740)	$(9,507,854)	$22,532,496	$13,728,198

Cumulative rate sensitivity gap	$14,766,296	$703,556	$(8,804,298)	$13,728,198

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2023. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.2%)	(1.3%)	(1.7%)
-50 Basis points	—%	(0.2%)	(1.2%)
-25 Basis points	—%	0.2%	(0.6%)
+25 Basis points	(0.1%)	(0.8%)	0.5%
+50 Basis points	(0.3%)	(2.1%)	0.8%
+75 Basis points	(0.5%)	(3.9%)	1.1%
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.5%	11.2%
-15 Basis points	0.9%	6.7%
-5 Basis points	0.3%	2.2%
+5 Basis points	(0.3%)	(2.2%)
+15 Basis points	(0.9%)	(6.6%)
+25 Basis points	(1.5%)	(10.9%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.
(2) Scenarios include securities, residential mortgage loans, MSR and derivative instruments.
(3) NAV represents book value of equity.
(4) Scenarios include securities, residential mortgage loans, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes the net interest component of interest rate swaps.

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
Our portfolio composition, based on balance sheet values, at March 31, 2023 and December 31, 2022 was as follows:

	March 31, 2023	December 31, 2022
Category
Agency mortgage-backed securities	79.1%	79.4%
Credit risk transfer securities	1.3%	1.3%
Non-agency mortgage-backed securities	2.4%	2.5%
Residential mortgage loans (1)	14.4%	13.9%
Mortgage servicing rights	2.2%	2.2%
Commercial real estate	0.6%	0.7%
(1) Includes assets transferred or pledged to securitization vehicles.

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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at March 31, 2023:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	21	$48,258,836	$(52,466)	$3,005,992
Europe	9	7,926,284	(84,180)	798,506
Asia (non-Japan)	1	768,828	—	28,506
Japan	4	4,289,070	—	234,579
Total	35	$61,243,018	$(136,646)	$4,067,583

(1) Includes repurchase agreements and other secured financing.
(2) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement and other secured financing and derivatives for each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Operational Risk Management
We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. We manage operational risk through a variety of tools including policies and procedures that cover topics such as business continuity, personal conduct, cybersecurity and vendor management. Other tools include Risk and Control Self Assessment (“RCSA”) testing, including disaster recovery/testing; systems controls, including access controls; training, including phishing exercises and cybersecurity awareness training; and monitoring, which includes the use of key risk indicators. Our Operational Risk Management team conducts a disaster recovery exercise on an annual basis. Cyber security-related threats are addressed in tabletop exercises managed by the Cybersecurity Committee and business disruption events are addressed in tabletop exercises managed by the Operational Risk Management team. The results of these tabletop exercises are reported to management. Employee-level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.
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
Members of the Operational Risk Management team participate in the Cybersecurity Committee established to help mitigate cybersecurity risks. The role of the committee is to oversee cyber risk assessments, monitor applicable key risk indicators, review cybersecurity training procedures, oversee our Cybersecurity Incident Response Plan and engage third parties to conduct periodic penetration testing. The Head of Information Technology Infrastructure is responsible for continuously reporting to the Cybersecurity Committee throughout the year regarding cybersecurity and related risks. Our Chief Technology Officer and Head of Information Technology Infrastructure are members of multiple industry associations that discuss industry threats, challenges and solutions to cybersecurity issues. Our cybersecurity risk assessment includes an evaluation of cyber risk related to sensitive data held by third parties on their systems. The Cybersecurity Committee periodically reports to the ERC and the relevant Board committees. Our internal audit department determines whether our cybersecurity program and information security practices align with relevant portions of the National Institute of Standards and Technology (“NIST”) framework. There is no assurance that our efforts will effectively mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur. We currently maintain cybersecurity insurance, however, there is no assurance that our current policy will cover all cybersecurity breaches or our related losses, or that we will be able to continue to maintain cybersecurity insurance in the future.
We depend on third party service providers to perform various business processes related to our operations, including mortgage loan servicers and sub-servicers. Our vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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

Critical Accounting Estimates
The preparation of our consolidated financial statement in accordance with generally accepted accounting principles in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ materially from these estimates and changes in assumptions could have a significant effect on the consolidated financial statements. Our critical accounting policies that require us to make significant judgments or estimates are described below. For more information on these critical accounting policies and other significant accounting policies, refer to the Note titled “Significant Accounting Policies” in the Notes to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

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
Sensitivity of Estimates to Change: Changes in underlying assumptions used in estimating fair value impact the carrying value of the residential securities as well as their yield. For example, an increase in CPR would decrease the carrying value and yield of our Agency mortgage-backed securities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. Refer to the Experienced and Projected Long-Term CPR, Financial Condition – Residential Securities and the interest rate sensitivity and interest rate and MBS spread shock analysis and discussions within this Item 2. for further information.

Residential Mortgage Loans
Description: We elected to account for Residential Mortgage Loans at fair value. There is an active market for the residential whole loans in which we invest.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
Sensitivity of Estimates to Change: Changes to model assumptions, including prepayment speeds may significantly impact the fair value estimate of residential mortgage loans as well as unrealized gains and losses and yield on these assets. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. Refer to the interest rate sensitivity and interest rate shock analysis and discussions within this Item 2. for further information.

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
Sensitivity of Estimates to Change: Changes in the underlying assumptions used to estimate the fair value of MSR impact the carrying value as well as the related unrealized gains and losses recognized. For further discussion of the sensitivity of the model inputs refer to the Note titled “Fair Value Measurements” in the Notes to the Consolidated Financial Statements included in Item 1. “Financial Statements.”

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
Sensitivity of Estimates to Change: Changes in the OIS curve will impact the carrying value of our interest rate swap assets and liabilities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. Refer to the interest rate sensitivity and interest rate shock analysis and discussions within this Item 2 for further information.

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

Secured Overnight Financing Rate (“SOFR”)
Broad measure of the cost of borrowing cash overnight collateralized by Treasury securities and was chosen by the Alternative Reference Rate Committee as the preferred benchmark rate to replace dollar LIBOR.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended March 31, 2023. As of March 31, 2023, the maximum dollar value of shares that may yet be purchased under this plan was $1.5 billion.

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2023 (Unaudited) and December 31, 2022 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2022); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 4, 2023	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)

Dated:	May 4, 2023	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1