Form 10-Q
period 2023-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2023-08-03
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2023
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

The number of shares of the registrant’s Common Stock outstanding on July 28, 2023 was 493,907,983.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2023 (Unaudited) and December 31, 2022 (Derived from the audited consolidated financial statements at December 31, 2022)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2023 and 2022	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2023 and 2022	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	15
Note 9. Sale of Middle Market Lending Portfolio	17
Note 10. Derivative Instruments	17
Note 11. Fair Value Measurements	23
Note 12. Intangible Assets	26
Note 13. Secured Financing	26
Note 14. Capital Stock	28
Note 15. Interest Income and Interest Expense	30
Note 16. Net Income (Loss) per Common Share	31
Note 17. Income Taxes	31
Note 18. Risk Management	32
Note 19. Lease Commitments and Contingencies	33
Note 20. Subsequent Events	33
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Special Note Regarding Forward-Looking Statements	34
Overview	36
Business Environment	36
Results of Operations	39
Financial Condition	52
Capital Management	55
Risk Management	57
Critical Accounting Estimates	66
Glossary of Terms	69
Item 3. Quantitative and Qualitative Disclosures about Market Risk	78
Item 4. Controls and Procedures	78
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	79
Item 1A. Risk Factors	79
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 5. Other Information	79
Item 6. Exhibits	79
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2023	2022 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,060,005 and $1,424,160, respectively) (2)	$1,236,872	$1,576,714
Securities (includes pledged assets of $63,021,106 and $60,660,121, respectively) (3)	71,202,461	65,789,907
Loans, net (includes pledged assets of $1,101,419 and $1,653,464, respectively) (4)	1,154,320	1,809,832
Mortgage servicing rights (includes pledged assets of $1,128,460 and $684,703, respectively)	2,018,896	1,748,209
Assets transferred or pledged to securitization vehicles	11,318,419	9,121,912
Derivative assets	457,119	342,064
Receivable for unsettled trades	787,442	575,091
Principal and interest receivable	944,537	637,301
Intangible assets, net	15,163	16,679
Other assets	195,248	233,003
Total assets	$89,330,477	$81,850,712
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$61,637,600	$59,512,597
Other secured financing	500,000	250,000
Debt issued by securitization vehicles	9,789,282	7,744,160
Participations issued	492,307	800,849
Derivative liabilities	156,182	204,172
Payable for unsettled trades	4,331,315	1,157,846
Interest payable	140,620	325,280
Dividends payable	321,031	412,113
Other liabilities	74,795	74,269
Total liabilities	77,443,132	70,481,286
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 and 2,936,500,000 authorized, 493,893,288 and 468,309,810 issued and outstanding, respectively	4,939	4,683
Additional paid-in capital	23,550,346	22,981,320
Accumulated other comprehensive income (loss)	(2,382,531)	(3,708,896)
Accumulated deficit	(10,933,044)	(9,543,233)
Total stockholders’ equity	11,776,279	11,270,443
Noncontrolling interests	111,066	98,983
Total equity	11,887,345	11,369,426
Total liabilities and equity	$89,330,477	$81,850,712

(1)Derived from the audited consolidated financial statements at December 31, 2022.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $3.5 million and $2.2 million at June 30, 2023 and December 31, 2022, respectively.
(3)Excludes $1.3 billion and $1.0 billion at June 30, 2023 and December 31, 2022, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $1.1 million and $1.3 million of residential mortgage loans held for sale at June 30, 2023 and December 31, 2022, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Net interest income
Interest income	$921,494	$645,615	$1,739,744	$1,301,465
Interest expense	953,457	170,475	1,752,244	245,397
Net interest income	(31,963)	475,140	(12,500)	1,056,068
Net servicing income
Servicing and related income	83,790	55,685	168,063	90,400
Servicing and related expense	8,930	5,949	16,810	9,706
Net servicing income	74,860	49,736	151,253	80,694
Other income (loss)
Net gains (losses) on investments and other	(1,308,948)	(615,216)	(1,307,236)	(775,020)
Net gains (losses) on derivatives	1,475,325	1,015,643	574,573	2,657,671
Loan loss (provision) reversal	—	26,913	219	26,305
Business divestiture-related gains (losses)	—	(23,955)	—	(24,309)
Other, net	9,105	(5,486)	24,603	(2,428)
Total other income (loss)	175,482	397,899	(707,841)	1,882,219
General and administrative expenses
Compensation expense	30,635	22,243	60,026	55,245
Other general and administrative expenses	12,280	13,795	23,717	26,557
Total general and administrative expenses	42,915	36,038	83,743	81,802
Income (loss) before income taxes	175,464	886,737	(652,831)	2,937,179
Income taxes	14,277	23,420	25,310	49,968
Net income (loss)	161,187	863,317	(678,141)	2,887,211
Net income (loss) attributable to noncontrolling interests	(5,846)	(3,379)	(918)	(1,740)
Net income (loss) attributable to Annaly	167,033	866,696	(677,223)	2,888,951
Dividends on preferred stock	35,766	26,883	67,641	53,766
Net income (loss) available (related) to common stockholders	$131,267	$839,813	$(744,864)	$2,835,185
Net income (loss) per share available (related) to common stockholders
Basic	$0.27	$2.21	$(1.51)	$7.60
Diluted	$0.27	$2.20	$(1.51)	$7.59
Weighted average number of common shares outstanding
Basic	494,165,256	380,609,192	491,939,177	373,017,228
Diluted	494,358,982	380,898,750	491,939,177	373,313,723
Other comprehensive income (loss)
Net income (loss)	$161,187	$863,317	$(678,141)	$2,887,211
Unrealized gains (losses) on available-for-sale securities	(294,045)	(2,503,250)	381,329	(6,071,929)
Reclassification adjustment for net (gains) losses included in net income (loss)	462,128	657,806	945,036	802,593
Other comprehensive income (loss)	168,083	(1,845,444)	1,326,365	(5,269,336)
Comprehensive income (loss)	329,270	(982,127)	648,224	(2,382,125)
Comprehensive income (loss) attributable to noncontrolling interests	(5,846)	(3,379)	(918)	(1,740)
Comprehensive income (loss) attributable to Annaly	335,116	(978,748)	649,142	(2,380,385)
Dividends on preferred stock	35,766	26,883	67,641	53,766
Comprehensive income (loss) attributable to common stockholders	$299,350	$(1,005,631)	$581,501	$(2,434,151)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For The ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$4,939	$3,653	$4,683	$3,649
Issuance	—	369	253	372
Stock-based award activity	—	1	3	2
End of period	$4,939	$4,023	$4,939	$4,023
Additional paid-in capital
Beginning of period	$23,543,091	$20,332,909	$22,981,320	$20,324,780
Issuance	(118)	949,126	562,338	955,227
Stock-based award activity	7,373	11,111	6,688	13,139
End of period	$23,550,346	$21,293,146	$23,550,346	$21,293,146
Accumulated other comprehensive income (loss)
Beginning of period	$(2,550,614)	$(2,465,482)	$(3,708,896)	$958,410
Unrealized gains (losses) on available-for-sale securities	(294,045)	(2,503,250)	381,329	(6,071,929)
Reclassification adjustment for net gains (losses) included in net income (loss)	462,128	657,806	945,036	802,593
End of period	$(2,382,531)	$(4,310,926)	$(2,382,531)	$(4,310,926)
Accumulated deficit
Beginning of period	$(10,741,863)	$(7,980,407)	$(9,543,233)	$(9,653,582)
Net income (loss) attributable to Annaly	167,033	866,696	(677,223)	2,888,951
Dividends declared on preferred stock (1)	(35,766)	(26,883)	(67,641)	(53,766)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(322,448)	(355,467)	(644,947)	(677,664)
End of period	$(10,933,044)	$(7,496,061)	$(10,933,044)	$(7,496,061)
Total stockholder’s equity	$11,776,279	$11,026,751	$11,776,279	$11,026,751
Noncontrolling interests
Beginning of period	$116,911	$51,528	$98,983	$25,499
Net income (loss) attributable to noncontrolling interests	(5,846)	(3,379)	(918)	(1,740)
Equity contributions from (distributions to) noncontrolling interests	1	15,000	13,001	39,390
End of period	$111,066	$63,149	$111,066	$63,149
Total equity	$11,887,345	$11,089,900	$11,887,345	$11,089,900

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(678,141)	$2,887,211
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	105,438	19,404
Amortization of securitized debt premiums and discounts and deferred financing costs	6,435	(4,378)
Depreciation, amortization and other noncash expenses	12,032	11,145
Net (gains) losses on investments and derivatives	1,543,662	(1,944,200)
Business divestiture-related (gains) losses	—	24,309
Income (loss) from unconsolidated joint ventures	(289)	(10,378)
Loan loss provision (reversal)	(219)	(26,305)
Proceeds from sales and repayments of loans held for sale	747	1,619
Net receipts (payments) on derivatives	(332,685)	1,639,329
Net change in
Other assets	(12,979)	(42,741)
Interest receivable	(306,771)	(19,128)
Interest payable	(184,660)	435
Other liabilities	(34,903)	180,529
Net cash provided by (used in) operating activities	117,667	2,716,851
Cash flows from investing activities
Payments on purchases of securities	(18,067,651)	(14,422,639)
Proceeds from sales of securities	12,501,702	8,390,532
Principal payments on securities	3,012,034	5,737,737
Payments on purchases and origination of loans	(1,946,157)	(3,981,495)
Proceeds from sales of loans	—	1,832,930
Principal payments on loans	466,538	1,073,579
Payments on purchases of MSR	(213,346)	(683,972)
Proceeds from sales of MSR	—	9,065
Payments on purchases of interests in MSR	—	(4,913)
Proceeds from reverse repurchase agreements	32,900,024	7,750,024
Payments on reverse repurchase agreements	(32,900,024)	(7,750,024)
Net cash provided by (used in) investing activities	(4,246,880)	(2,049,176)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,519,472,348	1,849,361,390
Payments on repurchase agreements and other secured financing	(2,517,093,741)	(1,853,629,599)
Proceeds from issuances of securitized debt	2,355,559	3,946,614
Principal payments on securitized debt	(397,043)	(843,470)
Payments on purchases of securitized debt	(2,504)	(2,990)
Proceeds from participations issued	532,445	1,216,950
Payments on repurchases of participations issued	(825,613)	(1,468,384)
Principal payments on participations issued	(20,954)	(31,844)
Net contributions (distributions) from (to) noncontrolling interests	13,001	39,390
Net proceeds from stock offerings, direct purchases and dividend reinvestments	562,591	955,599
Settlement of stock-based awards in satisfaction of withholding tax requirements	(5,810)	(3,050)
Dividends paid	(800,908)	(696,439)
Net cash provided by (used in) financing activities	3,789,371	(1,155,833)
Net (decrease) increase in cash and cash equivalents	(339,842)	(488,158)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,576,714	1,342,090
Cash and cash equivalents including cash pledged as collateral, end of period	$1,236,872	$853,932
Supplemental disclosure of cash flow information
Interest received	$1,550,061	$1,144,124
Interest paid (excluding interest paid on interest rate swaps)	$1,780,252	$170,594
Net interest received (paid) on interest rate swaps	$618,036	$(75,898)
Taxes received (paid)	$(654)	$(1,661)
Noncash investing and financing activities
Receivable for unsettled trades	$787,442	$434,227
Payable for unsettled trades	$4,331,315	$1,995,960
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,326,365	$(5,269,336)
Dividends declared, not yet paid	$321,031	$354,027

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.1 billion and $1.4 billion at June 30, 2023 and December 31, 2022, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2023 and December 31, 2022.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2023	December 31, 2022
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$23,968,429	$34,528,515
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	43,795,835	27,746,380
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	1,064,401	997,557
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	2,008,106	1,991,146
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	365,690	508,406
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	—	17,903
Total securities			71,202,461	65,789,907
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,154,320	1,809,832
Total loans, net			1,154,320	1,809,832
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	11,318,419	9,121,912
Total assets transferred or pledged to securitization vehicles			11,318,419	9,121,912
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	61,637,600	59,512,597
Other secured financing	Loans	Amortized cost	500,000	250,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	9,789,282	7,744,160
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	492,307	800,849
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. During the three and six months ended June 30, 2023, ($744.7) million and $358.0 million, respectively, of unrealized gains (losses) on Agency mortgage-backed securities were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following represents a rollforward of the activity for the Company’s securities for the six months ended June 30, 2023:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2023	$62,274,895	$2,988,703	$526,309	$65,789,907
Purchases	20,646,908	563,963	23,940	21,234,811
Sales	(13,221,595)	(405,028)	(189,866)	(13,816,489)
Principal paydowns	(2,834,559)	(173,160)	(4,781)	(3,012,500)
(Amortization) / accretion	(100,881)	11,242	630	(89,009)
Fair value adjustment	999,496	86,787	9,458	1,095,741
Ending balance June 30, 2023	$67,764,264	$3,072,507	$365,690	$71,202,461

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$68,032,859	$1,851,124	$(1,203,805)	$68,680,178	$43,777	$(3,375,157)	$65,348,798
Adjustable-rate pass-through	209,207	18,434	(69)	227,572	1,963	(17,985)	211,550
CMO	97,934	1,715	—	99,649	—	(14,147)	85,502
Interest-only	2,308,196	492,333	—	492,333	1,913	(200,727)	293,519
Multifamily(1)	11,502,217	348,474	(1,549)	1,867,896	4,609	(75,382)	1,797,123
Reverse mortgages	27,225	3,310	—	30,535	—	(2,763)	27,772
Total agency securities	$82,177,638	$2,715,390	$(1,205,423)	$71,398,163	$52,262	$(3,686,161)	$67,764,264
Residential credit
Credit risk transfer	$1,037,685	$3,987	$(4,686)	$1,036,986	$32,292	$(4,877)	$1,064,401
Alt-A	137,130	9	(5,054)	132,085	450	(13,320)	119,215
Prime (2)	837,579	9,454	(21,866)	234,903	1,488	(39,778)	196,613
Subprime	226,613	—	(30,469)	196,144	2,187	(17,445)	180,886
NPL/RPL	1,271,228	4,490	(13,052)	1,262,666	473	(69,789)	1,193,350
Prime jumbo (>=2010 vintage) (3)	8,388,475	63,124	(50,068)	351,332	6,797	(40,087)	318,042
Total residential credit securities	$11,898,710	$81,064	$(125,195)	$3,214,116	$43,687	$(185,296)	$3,072,507
Total residential securities	$94,076,348	$2,796,454	$(1,330,618)	$74,612,279	$95,949	$(3,871,457)	$70,836,771
Commercial
Commercial securities	$375,364	$—	$(1,347)	$374,017	$93	$(8,420)	$365,690
Total securities	$94,451,712	$2,796,454	$(1,331,965)	$74,986,296	$96,042	$(3,879,877)	$71,202,461

	December 31, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,232,479	$2,105,813	$(1,003,225)	$64,335,067	$62,060	$(4,367,369)	$60,029,758
Adjustable-rate pass-through	232,028	17,065	(85)	249,008	2,138	(16,759)	234,387
CMO	101,543	1,781	—	103,324	—	(13,714)	89,610
Interest-only	1,824,339	438,295	—	438,295	153	(220,371)	218,077
Multifamily (1)	9,801,375	311,785	(1,021)	1,750,737	7,588	(84,160)	1,674,165
Reverse mortgages	28,478	3,379	—	31,857	—	(2,959)	28,898
Total agency investments	$75,220,242	$2,878,118	$(1,004,331)	$66,908,288	$71,939	$(4,705,332)	$62,274,895
Residential credit
Credit risk transfer	$1,013,368	$6,790	$(4,828)	$1,015,330	$6,629	$(24,402)	$997,557
Alt-A	111,009	9	(5,048)	105,970	—	(14,754)	91,216
Prime (2)	1,946,186	19,496	(17,375)	240,694	1,528	(44,352)	197,870
Subprime	202,304	—	(32,188)	170,116	1,275	(15,078)	156,313
NPL/RPL	1,426,616	1,624	(15,500)	1,412,740	87	(95,673)	1,317,154
Prime jumbo (>=2010 vintage) (3)	5,717,558	37,260	(29,242)	272,623	1,685	(45,715)	228,593
Total residential credit securities	$10,417,041	$65,179	$(104,181)	$3,217,473	$11,204	$(239,974)	$2,988,703
Total residential securities	$85,637,283	$2,943,297	$(1,108,512)	$70,125,761	$83,143	$(4,945,306)	$65,263,598
Commercial
Commercial securities	$546,499	$—	$(2,405)	$544,094	$—	$(17,785)	$526,309
Total securities	$86,183,782	$2,943,297	$(1,110,917)	$70,669,855	$83,143	$(4,963,091)	$65,789,907

(1) Principal/Notional amount includes $10.0 billion and $8.4 billion of Agency Multifamily interest-only securities as of June 30, 2023 and December 31, 2022, respectively.
(2) Principal/Notional amount includes $0.6 billion and $1.7 billion of Prime interest-only securities as of June 30, 2023 and December 31, 2022, respectively.
(3) Principal/Notional amount includes $8.1 billion and $5.5 billion of Prime Jumbo interest-only securities as of June 30, 2023 and December 31, 2022, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Investment Type	(dollars in thousands)
Fannie Mae	$60,770,531	$54,043,015
Freddie Mac	6,938,615	8,174,080
Ginnie Mae	55,118	57,800
Total	$67,764,264	$62,274,895

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at June 30, 2023 and December 31, 2022, according to their estimated weighted average life classifications:

	June 30, 2023		December 31, 2022
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$205,983	$217,068	$247,921	$264,637
Greater than one year through five years	3,409,612	3,550,741	3,002,471	3,206,250
Greater than five years through ten years	64,372,051	67,829,362	55,593,990	59,658,578
Greater than ten years	2,849,125	3,015,108	6,419,216	6,996,296
Total	$70,836,771	$74,612,279	$65,263,598	$70,125,761

The estimated weighted average lives of the Residential Securities at June 30, 2023 and December 31, 2022 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$2,437,743	$(145,721)	155	$33,061,267	$(3,448,120)	2,481
12 Months or more	21,348,507	(2,241,721)	2,065	1,260,378	(266,686)	129
Total	$23,786,250	$(2,387,442)	2,220	$34,321,645	$(3,714,806)	2,610

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
During the three and six months ended June 30, 2023, the Company disposed of $8.4 billion and $13.6 billion of Residential Securities, respectively. During the three and six months ended June 30, 2022, the Company disposed of $6.6 billion and $9.4 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2023 and 2022, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2023	$9,496	$(608,732)	$(599,236)
June 30, 2022	$27,263	$(684,560)	$(657,297)
For the six months ended
June 30, 2023	$13,765	$(1,134,849)	$(1,121,084)
June 30, 2022	$28,828	$(830,615)	$(801,787)

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of June 30, 2023 and December 31, 2022, the Company reported $1.2 billion and $1.8 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.1 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $0.0 million and $26.9 million for the three months ended June 30, 2023 and 2022, respectively, and $0.2 million and $26.3 million for the six months ended June 30, 2023 and 2022, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the six months ended June 30, 2023:

Residential
(dollars in thousands)
Beginning balance January 1, 2023	$1,809,832
Purchases / originations	1,934,157
Sales and transfers (1)	(2,544,578)
Principal payments	(58,070)
Gains / (losses)	16,751
(Amortization) / accretion	(3,772)
Ending balance June 30, 2023	$1,154,320

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $2.5 billion during the six months ended June 30, 2023.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$12,472,739	$10,931,744
Unpaid principal balance	$13,743,613	$12,247,346
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Interest income	$162,202	$91,645	$309,432	$165,110
Net gains (losses) on disposal of investments (1)	(1,495)	(5,321)	(2,272)	(12,658)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(167,759)	(324,481)	92,680	(739,729)
Total included in net income (loss)	$(7,052)	$(238,157)	$399,840	$(587,277)

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2023 and December 31, 2022 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2023		December 31, 2022
Property location	% of Balance	Property location	% of Balance
California	43.2%	California	44.8%
New York	10.0%	New York	10.3%
Florida	9.2%	Florida	8.3%
Texas	5.3%	Texas	5.1%
All other (none individually greater than 5%)	32.3%	All other (none individually greater than 5%)	31.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$3 - $4,396	$481	$3 - $4,396	$489
Interest rate	2.00% - 12.00%	4.97%	2.00% - 15.00%	4.61%
Maturity	7/1/2029 - 6/1/2063	12/9/2051	7/1/2029 - 1/1/2063	10/6/2051
FICO score at loan origination	588 - 839	758	588 - 831	759
Loan-to-value ratio at loan origination	5% - 100%	68%	5% - 100%	68%
At June 30, 2023 and December 31, 2022, approximately 11% of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participates in an arrangement that provides a residential mortgage loan warehouse facility to a third-party originator. The Company has elected to apply the fair value option to this lending facility in order to simplify the accounting

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At both June 30, 2023 and December 31, 2022, there were no outstanding balances on this warehouse facility.
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
The following tables present activity related to MSR and Interests in MSR for the three and six months ended June 30, 2023 and 2022:

Mortgage Servicing Rights	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Fair value, beginning of period	$1,790,980	$1,108,937	$1,748,209	$544,562
Purchases (1)	177,521	262,960	214,151	683,983
Sales	—	(9,065)	—	(9,075)
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	80,323	79,606	110,530	238,568
Other changes, including realization of expected cash flows	(29,928)	(21,018)	(53,994)	(36,618)
Fair value, end of period	$2,018,896	$1,421,420	$2,018,896	$1,421,420

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)
Beginning balance	$—	$85,653	$—	$69,316
Purchases (1)	—	(53)	—	4,860
Gain (loss) included in net income	—	(1,978)	—	9,446
Ending balance	$—	$83,622	$—	$83,622

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.2 billion at June 30, 2023. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2023-NQM1	January 2023	$405,209
OBX 2023-J1	February 2023	$305,755
OBX 2023-NQM2	February 2023	$420,650
OBX 2023-NQM3	April 2023	$407,525
OBX 2023-NQM4	May 2023	$394,291
OBX 2023-INV1	May 2023	$314,839
OBX 2023-NQM5	June 2023	$390,271
As of June 30, 2023 and December 31, 2022, a total carrying value of $9.8 billion and $7.7 billion, respectively, of bonds were held by third parties and the Company retained $1.2 billion and $1.0 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $2.7 million and $1.8 million of costs during the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $5.1 million of costs during the six months ended June 30, 2023 and 2022, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $11.0 billion and $9.0 billion at June 30, 2023 and December 31, 2022, respectively. During the three months ended June 30, 2023 and 2022, the Company recorded $130.5 million and $395.9 million, respectively, and ($81.4) million and $694.0 million during the six months ended June 30, 2023 and 2022 of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).

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

The statements of financial condition of the Company’s VIEs, excluding the multifamily securitization, credit facility VIEs and OBX Trusts as the transfers of loans or securities did not meet the criteria to be accounted for as sales, that are reflected in the Company’s Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022 are as follows:

MSR VIE
	June 30, 2023	December 31, 2022
Assets	(dollars in thousands)
Cash and cash equivalents	$3,544	$2,239
Loans	1,148	1,293
Mortgage servicing rights	22	27
Other assets	378	1,238
Total assets	$5,092	$4,797
Liabilities
Payable for unsettled trades	$—	$2,152
Other liabilities	1,267	1,409
Total liabilities	$1,267	$3,561

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of June 30, 2023 and December 31, 2022, the Company had outstanding participating interests in residential mortgage loans of $492.3 million and $800.8 million, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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

10. DERIVATIVE INSTRUMENTS

Derivative instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA derivatives, options on TBA securities (“MBS options”), U.S. Treasury and Secured Overnight Financing Rate (“SOFR”) futures contracts and certain forward purchase commitments.  The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives referencing the commercial mortgage-backed securities index and synthetic total return swaps.
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, MBS options and U.S. Treasury futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of market agreed coupon (“MAC”) interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swaps, which represents fair value of these swaps, to compensate for the out of market nature of such interest rate swaps. Subsequent changes in fair value from inception of these interest rate swaps are reflected within Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral as well as receiving payments in accordance with the terms of the derivative contracts.
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At June 30, 2023 and December 31, 2022, ($3.1) billion and ($3.2) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. The Company may have outstanding interest rate swap agreements where the floating leg is linked to the London Interbank Offered Rate (“LIBOR”), SOFR, the overnight index swap rate or another index. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps, including MAC interest rate swaps, are generally fair valued using the DCO’s market values. If an interest rate swap is terminated, the realized gain (loss) on the interest rate swap would be equal to the difference between the cash received or paid and fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The table below summarizes fair value information about the Company’s derivative assets and liabilities at June 30, 2023 and December 31, 2022:

Derivatives Instruments	June 30, 2023	December 31, 2022
Assets	(dollars in thousands)
Interest rate swaps	$30,026	$33,006
Interest rate swaptions	264,406	256,991
TBA derivatives	21,460	17,056
Futures contracts	139,108	33,179
Purchase commitments	2,119	1,832
Total derivative assets	$457,119	$342,064
Liabilities
Interest rate swaps	$96,618	$108,724
TBA derivatives	19,187	69,270
Futures contracts (1)	37,049	11,919
Purchase commitments	3,328	460
Credit derivatives (2)	—	13,799
Total derivative liabilities	$156,182	$204,172

(1) As of June 30, 2023, this includes $36.4 million of SOFR futures options.
(2) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $420.0 million at December 31, 2022, plus any coupon shortfalls on the underlying tranche. As of December 31, 2022 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

The following tables summarize certain characteristics of the Company’s interest rate swaps at June 30, 2023 and December 31, 2022:

June 30, 2023
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$21,617,608	2.02%	5.01%	0.89
3 - 6 years	7,464,799	2.96%	5.06%	4.57
6 - 10 years	27,823,637	2.72%	5.12%	8.10
Greater than 10 years	2,081,060	3.71%	4.84%	24.43
Total / Weighted average	$58,987,104	2.50%	5.05%	5.58

December 31, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$26,355,700	0.88%	4.33%	0.75
3 - 6 years	1,120,400	2.53%	3.95%	4.07
6 - 10 years	22,492,200	2.54%	4.24%	8.76
Greater than 10 years	2,309,000	3.49%	4.26%	22.93
Total / Weighted average	$52,277,300	1.74%	4.28%	5.25

(1) As of June 30, 2023, 12%, 12% and 76% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the SOFR, respectively. As of December 31, 2022, 17%, 23% and 60% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the SOFR, respectively.
(2) As of June 30, 2023, notional amount includes $734.0 million of forward starting pay fixed swaps. There were no forward starting swaps at December 31, 2022.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

The following tables summarize certain characteristics of the Company’s swaptions at June 30, 2023 and December 31, 2022:

June 30, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	7.69	8.25
Long receive	$750,000	1.57%	3M LIBOR	10.57	6.79

December 31, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	8.19	14.28
Long receive	$750,000	1.57%	3M LIBOR	11.07	12.82
The following tables summarize certain characteristics of the Company’s TBA derivatives at June 30, 2023 and December 31, 2022:

June 30, 2023
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$5,649,000	$5,537,076	$5,519,589	$(17,487)
Sale contracts	(1,915,000)	(1,911,633)	(1,891,873)	19,760
Net TBA derivatives	$3,734,000	$3,625,443	$3,627,716	$2,273

December 31, 2022
(dollars in thousands)
Purchase contracts	$10,589,000	$10,675,739	$10,623,350	$(52,389)
Sale contracts	(44,000)	(44,849)	(44,674)	175
Net TBA derivatives	$10,545,000	$10,630,890	$10,578,676	$(52,214)

The following tables summarize certain characteristics of the Company’s futures derivatives at June 30, 2023 and December 31, 2022:

June 30, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(9,071,400)	1.97
U.S. Treasury futures - 5 year	98,000	—	4.39
U.S. Treasury futures - 10 year and greater	—	(2,439,800)	8.01
Total	$98,000	$(11,511,200)	3.26

December 31, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(8,518,400)	1.96
U.S. Treasury futures - 5 year	—	(5,803,400)	4.37
U.S. Treasury futures - 10 year and greater	—	(6,866,900)	8.15
Total	$—	$(21,188,700)	4.63

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
 The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in our Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022, respectively.

June 30, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$30,026	$(23,168)	$—	$6,858
Interest rate swaptions, at fair value	264,406	(113,023)	(147,234)	4,149
TBA derivatives, at fair value	21,460	(1,699)	—	19,761
Futures contracts, at fair value	139,108	(24,822)	—	114,286
Purchase commitments	2,119	—	—	2,119
Liabilities
Interest rate swaps, at fair value	$96,618	$(57,398)	$—	$39,220
TBA derivatives, at fair value	19,187	(16,480)	(1,761)	946
Futures contracts, at fair value (1)	37,049	(24,822)	(12,227)	—
Purchase commitments	3,328	—	—	3,328

December 31, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$33,006	$(24,625)	$—	$8,381
Interest rate swaptions, at fair value	256,991	—	—	256,991
TBA derivatives, at fair value	17,056	(16,875)	—	181
Futures contracts, at fair value	33,179	(2,414)	—	30,765
Purchase commitments	1,832	—	—	1,832
Liabilities
Interest rate swaps, at fair value	$108,724	$(24,625)	$(1,251)	$82,848
TBA derivatives, at fair value	69,270	(16,875)	—	52,395
Futures contracts, at fair value	11,919	(2,414)	(9,505)	—
Purchase commitments	460	—	—	460
Credit derivatives	13,799	—	(9,291)	4,508
(1) As of June 30, 2023, this includes $36.4 million of SOFR futures options.
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
June 30, 2023	$425,293	$48,148	$841,702
June 30, 2022	$992	$(16)	$897,537
For the six months ended
June 30, 2023	$810,999	$(97,671)	$(114,570)
June 30, 2022	$(61,549)	$(16)	$2,220,976
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$99,361	$(160,873)	$(61,512)
Net interest rate swaptions	—	53,413	53,413
Futures (1)	(242,013)	413,240	171,227
Purchase commitments	—	(3,444)	(3,444)
Credit derivatives	(17,970)	18,468	498
Total			$160,182

(1) For the three months ended June 30, 2023, this includes $18.8 million of unrealized loss related to SOFR futures options.

Three Months Ended June 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(1,064,242)	$280,992	$(783,250)
Net interest rate swaptions	—	119,436	119,436
Futures	1,167,524	(380,436)	787,088
Purchase commitments	—	2,671	2,671
Credit derivatives	374	(9,189)	(8,815)
Total			$117,130

Six Months Ended June 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(54,488)	$54,487	$(1)
Net interest rate swaptions	2,323	7,415	9,738
Futures (1)	(123,681)	98,362	(25,319)
Purchase commitments	—	(2,581)	(2,581)
Credit derivatives	(19,282)	13,260	(6,022)
Total			$(24,185)

(1) For the six months ended June 30, 2023, this includes $18.8 million of unrealized loss related to SOFR futures options.

Six Months Ended June 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(1,820,381)	$(79,239)	$(1,899,620)
Net interest rate swaptions	(14,450)	242,058	227,608
Futures	1,720,678	458,516	2,179,194
Purchase commitments	—	2,172	2,172
Credit derivatives	1,434	(12,528)	(11,094)
Total			$498,260

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at June 30, 2023.

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

June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$67,764,264	$—	$67,764,264
Credit risk transfer securities	—	1,064,401	—	1,064,401
Non-Agency mortgage-backed securities	—	2,008,106	—	2,008,106
Commercial mortgage-backed securities	—	365,690	—	365,690
Loans
Residential mortgage loans	—	1,154,320	—	1,154,320
Mortgage servicing rights	—	—	2,018,896	2,018,896
Assets transferred or pledged to securitization vehicles	—	11,318,419	—	11,318,419
Derivative assets
Interest rate swaps	—	30,026	—	30,026
Other derivatives	139,108	287,985	—	427,093
Total assets	$139,108	$83,993,211	$2,018,896	$86,151,215
Liabilities
Debt issued by securitization vehicles	—	9,789,282	—	9,789,282
Participations issued	—	492,307	—	492,307
Derivative liabilities
Interest rate swaps	—	96,618	—	96,618
Other derivatives	37,049	22,515	—	59,564
Total liabilities	$37,049	$10,400,722	$—	$10,437,771

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$62,274,895	$—	$62,274,895
Credit risk transfer securities	—	997,557	—	997,557
Non-Agency mortgage-backed securities	—	1,991,146	—	1,991,146
Commercial mortgage-backed securities	—	526,309	—	526,309
Loans
Residential mortgage loans	—	1,809,832	—	1,809,832
Mortgage servicing rights	—	—	1,748,209	1,748,209
Assets transferred or pledged to securitization vehicles	—	9,121,912	—	9,121,912
Derivative assets
Interest rate swaps	—	33,006	—	33,006
Other derivatives	33,179	275,879	—	309,058
Total assets	$33,179	$77,030,536	$1,748,209	$78,811,924
Liabilities
Debt issued by securitization vehicles	$—	$7,744,160	$—	$7,744,160
Participations issued	—	800,849	—	800,849
Derivative liabilities
Interest rate swaps	—	108,724	—	108,724
Other derivatives	11,919	83,529	—	95,448
Total liabilities	$11,919	$8,737,262	$—	$8,749,181

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

Unobservable Input (1)	Range (Weighted Average) (2)
	June 30, 2023	December 31, 2022
Discount rate	7.6% - 10.2% (8.8%)	8.4% - 10.7% (9.7%)
Prepayment rate	4.6% - 9.0% (5.2%)	4.8% - 8.1% (5.4%)
Delinquency rate	0.2% - 3.9% (1.2%)	0.2% - 4.5% (1.3%)
Cost to service	$85 - $109 ($94)	$86 - $118 ($95)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$61,637,600	$61,637,600	$59,512,597	$59,512,597
Other secured financing	500,000	500,000	250,000	250,000

The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

12. INTANGIBLE ASSETS

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Company’s management internalization transaction, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company.
The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2023.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2023	$16,679
Less: amortization expense	(1,516)
Ending balance June 30, 2023	$15,163

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
The Company had outstanding $61.6 billion and $59.5 billion of repurchase agreements with weighted average remaining maturities of 44 days and 27 days at June 30, 2023 and December 31, 2022, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $2.0 billion with remaining capacity of $1.4 billion at June 30, 2023.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At June 30, 2023 and December 31, 2022, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

June 30, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	39,019,374	367,226	658,795	—	277,340	40,322,735	5.24%
30 to 59 days	12,163,114	257,347	758,575	—	—	13,179,036	5.35%
60 to 89 days	612,095	—	647,848	—	4,253	1,264,196	5.78%
90 to 119 days	753,315	—	191,428	3,622	42,719	991,084	5.51%
Over 119 days (1)	5,371,078	—	—	509,471	—	5,880,549	5.36%
Total	$57,918,976	$624,573	$2,256,646	$513,093	$324,312	$61,637,600	5.29%

December 31, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,244,050	193,069	524,432	200,931	263,711	31,426,193	4.27%
30 to 59 days	21,200,770	149,733	632,673	—	124,390	22,107,566	4.18%
60 to 89 days	4,410,473	—	782,905	—	68,647	5,262,025	4.59%
90 to 119 days	—	125,893	73,251	168,656	—	367,800	5.82%
Over 119 days (1)	—	—	—	349,013	—	349,013	6.37%
Total	$55,855,293	$468,695	$2,013,261	$718,600	$456,748	$59,512,597	4.29%

(1) No repurchase agreements had a remaining maturity over 1 year at June 30, 2023. No repurchase agreements had a remaining maturity over 1 year at December 31, 2022.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2023 and December 31, 2022. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2023		December 31, 2022
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$61,637,600	$—	$59,512,597
Amounts offset	—	—	—	—
Netted amounts	$—	$61,637,600	$—	$59,512,597

Other Secured Financing - As of June 30, 2023, the Company had $750 million in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of June 30, 2023 totaled $500.0 million with maturities ranging between one to three years. The weighted average interest rate of the borrowings was 7.92% as of June 30, 2023. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2022.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $64.8 billion and $249.5 million, respectively, at June 30, 2023 and $62.2 billion and $226.4 million, respectively, at December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2023 and December 31, 2022.

	Shares authorized		Shares issued and outstanding
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	Par Value
Common stock	1,468,250,000	2,936,500,000	493,893,288	468,309,810	$0.01
In December 2020, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2023 and 2022, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

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
During the three months ended June 30, 2022, the Company closed the public offering of an original issuance of 25 million shares of common stock for proceeds of $645.0 million before deducting offering expenses. In connection with the offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full, resulting in an additional $96.8 million in proceeds before deducting offering expenses.
During the six months ended June 30, 2023, under the at-the-market sales program, the Company issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees. During the three and six months ended June 30, 2022, under the at-the-market sales program, the Company issued 8.3 million shares for proceeds of $214.9 million, and 8.4 million shares for proceeds of $221.1 million, respectively, each net of commissions and fees. The 2022 share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2023 and December 31, 2022. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Date At Which Dividend Rate Becomes Floating	Floating Annual Rate
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M LIBOR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M LIBOR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M LIBOR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and six months ended June 30, 2023.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$322,448	$355,467	$644,947	$677,664
Distributions declared per common share	$0.65	$0.88	$1.30	$1.76
Distributions paid to common stockholders after period end	$321,031	$354,027	$321,031	$354,027
Distributions paid per common share after period end	$0.65	$0.88	$0.65	$0.88
Date of distributions paid to common stockholders after period end	July 28, 2023	July 29, 2022	July 28, 2023	July 29, 2022
Dividends declared to series F preferred stockholders	$18,274	$12,510	$35,776	$25,020
Dividends declared per share of series F preferred stock	$0.635	$0.434	$1.242	$0.869
Dividends declared to series G preferred stockholders	$10,025	$6,906	$16,931	$13,812
Dividends declared per share of series G preferred stock	$0.590	$0.406	$0.996	$0.813
Dividends declared to series I preferred stockholders	$7,467	$7,467	$14,934	$14,934
Dividends declared per share of series I preferred stock	$0.422	$0.422	$0.844	$0.844

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

The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	(dollars in thousands)
Agency securities	$686,912	$497,135	$1,290,014	$1,020,086
Residential credit securities	56,477	30,037	110,222	52,159
Residential mortgage loans (1)	162,202	91,648	309,433	165,136
Commercial investment portfolio (1) (2)	8,310	26,575	18,197	63,858
Reverse repurchase agreements	7,593	220	11,878	226
Total interest income	$921,494	$645,615	$1,739,744	$1,301,465
Interest expense
Repurchase agreements	841,257	105,608	1,539,999	132,487
Debt issued by securitization vehicles	101,819	50,303	190,753	84,928
Participations issued	10,381	9,379	21,492	15,231
Other	—	5,185	—	12,751
Total interest expense	953,457	170,475	1,752,244	245,397
Net interest income	$(31,963)	$475,140	$(12,500)	$1,056,068

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands, except per share data)
Net income (loss)	$161,187	$863,317	$(678,141)	$2,887,211
Net income (loss) attributable to noncontrolling interests	(5,846)	(3,379)	(918)	(1,740)
Net income (loss) attributable to Annaly	167,033	866,696	(677,223)	2,888,951
Dividends on preferred stock	35,766	26,883	67,641	53,766
Net income (loss) available (related) to common stockholders	$131,267	$839,813	$(744,864)	$2,835,185
Weighted average shares of common stock outstanding-basic	494,165,256	380,609,192	491,939,177	373,017,228
Add: Effect of stock awards, if dilutive	193,726	289,558	—	296,495
Weighted average shares of common stock outstanding-diluted	494,358,982	380,898,750	491,939,177	373,313,723
Net income (loss) per share available (related) to common share
Basic	$0.27	$2.21	$(1.51)	$7.60
Diluted	$0.27	$2.20	$(1.51)	$7.59
The computations of diluted net income (loss) per share available (related) to common share for the three and six months ended June 30, 2023 excludes 1.3 million and 1.8 million, respectively, and for the three and six months ended June 30, 2022 excludes 0.8 million and 0.7 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended June 30, 2023, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2023 and December 31, 2022.
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
During the three and six months ended June 30, 2023, the Company recorded $14.3 million and $25.3 million, respectively, of income tax expense attributable to its TRSs. During the three and six months ended June 30, 2022, the Company recorded $23.4 million and $50.0 million, respectively, of income tax expense attributable to its TRSs. The Company’s federal, state and local tax returns from 2019 and forward remain open for examination.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and five years, respectively. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2023 and 2022 was $0.8 million and $1.6 million, and $0.8 million and $1.6 million, respectively.
Supplemental information related to leases as of and for the six months ended June 30, 2023 was as follows:

Operating Leases	Classification	June 30, 2023
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$7,432
Liabilities
Operating lease liabilities (1)	Other liabilities	$9,422
Lease term and discount rate
Weighted average remaining lease term		2.5 years
Weighted average discount rate (1)		3.2%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,030
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2023 (remaining)	$2,050
2024	4,107
2025	3,149
2026	261
2027	269
Later years	22
Total lease payments	$9,858
Less imputed interest	436
Present value of lease liabilities	$9,422

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2023 and December 31, 2022.

20. SUBSEQUENT EVENTS

In July 2023, the Company completed and closed the securitization of residential mortgage loans, OBX 2023-NQM6, with a face value of $400.5 million. The securitization represents financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	36
Reverse Stock Split	36
Business Environment	36
Economic Environment	37
London Interbank Offered Rate (“LIBOR”) Transition	38
Income Tax Reform	38
Results of Operations	39
Net Income (Loss) Summary	40
Non-GAAP Financial Measures	42
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	42
Premium Amortization Expense	44
Economic Leverage and Economic Capital Ratios	44
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	45
Experienced and Projected Long-term CPR	46
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	47
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	48
Other Income (Loss)	49
General and Administrative Expenses	50
Return on Average Equity	51
Unrealized Gains and Losses - Available-for-Sale Investments	51
Financial Condition	52
Residential Securities	52
Contractual Obligations	54
Commitments and Contractual Obligations with Unconsolidated Entities	55
Capital Management	55
Stockholders’ Equity	55
Capital Stock	55
Leverage and Capital	56
Risk Management	57
Risk Appetite	57
Governance	57
Description of Risks	58
Capital, Liquidity and Funding Risk Management	58
Funding	58
Excess Liquidity	60
Maturity Profile	61
Stress Testing	62
Liquidity Management Policies	62
Investment/Market Risk Management	63
Credit Risk Management	63
Counterparty Risk Management	64
Operational Risk Management	65
Compliance, Regulatory and Legal Risk Management	65
Critical Accounting Estimates	66
Valuation of Financial Instruments	66
Residential Securities	66
Residential Mortgage Loans	67
MSR	67
Interest Rate Swaps	67
Revenue Recognition	67
Consolidation of Variable Interest Entities	68
Use of Estimates	68
Glossary of Terms	69

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

Business Environment
The U.S. economy remains on solid footing demonstrated by healthy gains in the labor market and economic growth consistent with the prior quarter as the regional banking stress has abated. Banks have largely been able to retain deposits and the main implication of the turbulence has been the overhang of assets from the Silicon Valley Bank and Signature Bank receiverships that need to be absorbed by private market participants. The Federal Deposit Insurance Corporation (“FDIC”) began selling assets in the second quarter, which weighed on Agency MBS for parts of the quarter, but money manager demand and transparency on the disposition process have already helped the market digest a substantial portion of the $114 billion in assets.
Inflation remained elevated through most of the quarter. However, data began to signal a more pronounced slowdown in June as lower used-car prices, an improvement in shelter inflation, and a seemingly more price sensitive consumer have begun to put downward pressure on prices. Economic data during the quarter suggests that the likelihood of a “soft landing” has increased and that the Federal Reserve (“Fed”) will hold interest rates higher for longer, particularly if the labor market continues to demonstrate resilience. We believe that the Fed has reached peak interest rate levels for the cycle after the 25 basis points increase at the Federal Open Market Committee (“FOMC”) meeting in July, but upside surprises in inflation readings may lead to an additional hike this year.
The housing market has continued to perform well, having experienced five consecutive months of national home price increases according to Zillow. Recent momentum has turned positive even in previously hard-hit areas, as the top 50 metro areas all experienced positive month-over-month home price appreciation in June, with year-to-date national home prices now up 4.7%. Many market participants were projecting meaningful home price declines with the assumption that elevated mortgage rates and low affordability would translate to reduced housing demand. Although transactional activity has declined, the market has been supported by historically low available-for-sale inventory as existing borrowers with low mortgage rates are unwilling to move given the potential increase in payments. Total active inventory was down approximately 10% from last year and is currently 45% below June 2019 levels. The current balance of supply and demand in the housing market and resilient home prices are positive for both our Residential Credit and MSR portfolios as existing borrowers retain and build more equity.
Given the challenging supply and demand picture in the Agency MBS market in the early part of the quarter, we proactively reduced our exposure with our portfolio declining by roughly $5 billion in notional value in the quarter. This tactical shift proved to be beneficial as spreads reached their quarterly peak in late May and it afforded us flexibility to opportunistically deploy capital across our businesses amidst the volatility. In June, after the U.S. Congress resolved the debt ceiling and the banking sector recovered, risk-on sentiment reemerged and Agency MBS experienced broad-based outperformance, ultimately driving spreads modestly tighter for the quarter.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We continued to rotate our portfolio positioning into higher coupons, which provide the most attractive nominal spreads while reducing our holdings of seasoned intermediate coupons and 15-year MBS. As a result, the average coupon on our portfolio shifted modestly higher to 4.3%. We nonetheless remained disciplined in managing our convexity profile through collateral selection. We also took advantage of softer specific payups to replace over $8 billion TBAs with specified pools during the quarter. In addition to their favorable prepayment profile, specified pools provide incremental carry relative to TBAs in the current environment.
Meanwhile, the notional value of our hedges declined in line with our assets, keeping our hedge ratio relatively unchanged during the quarter. We maintained a slight flattening bias throughout the quarter as 2s/10s in Treasuries reached negative 100 basis points but have shifted to balanced curve positioning given the extreme inversion in the yield curve. The diversity of our assets allows us to be opportunistic in our rates exposure as the market stays highly sensitive to incoming data.
Residential credit spreads tightened during the quarter, resulting in a flatter credit curve given a supportive backdrop of limited net issuance, resiliency in the housing market, and a strong consumer. Benchmark CRT spreads with a below investment grade credit rating tightened 95 basis points on the quarter, while production coupon non-qualified mortgage (“Non-QM”) whole loan spreads were approximately 75 basis points tighter, reflecting a declining cost of funds in the securitization market. Annaly’s portfolio ended the quarter at $4.9 billion in market value, down approximately $300 million quarter-over-quarter given our increased pace of securitization activity. Whole loan purchases remained healthy, increasing 16% relative to the first quarter, with approximately $750 million of whole loans settled. We securitized $1.5 billion in loans in the second quarter through our OBX platform, generating $162 million of retained assets across our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) and our joint venture. After pricing our latest Non-QM securitization in July, our aggregate year-to-date securitization volume totals over $3 billion across eight transactions.
Our securitization activity has been supported by our correspondent channel, which continues to gain momentum despite a challenging landscape for mortgage origination. Our second quarter loan lock volume of $1.5 billion was our largest since inception and the channel accounted for roughly 85% of our total whole loan settlements. We have maintained a disciplined credit focus as demonstrated by the current pipeline having a roughly 750 weighted average FICO, a 68% weighted average loan-to-value ratio as well as limited layered risk.
Finally, we grew our MSR portfolio by approximately $350 million during the quarter through the purchase of four bulk packages. Including $126 million market value of unsettled commitments, the portfolio now stands at just over $2 billion in market value and $150 billion in unpaid principal balance. The portfolio exhibited another quarter of slow prepayment speeds, prepaying approximately 4 CPR. Delinquencies were roughly unchanged and remained minimal. Our strategy of acquiring low note rate, high credit quality MSR continued to deliver predictable cash flows with attractive risk-adjusted returns. MSR trading volumes were strong in the second quarter as market participants efficiently absorbed high levels of bulk supply, a dynamic that we expect to persist for the foreseeable future. Despite elevated supply, pricing has held firm and MSR valuations improved driven by the rise in rates, modest spread tightening, and muted prepayment speeds.

Economic Environment
U.S. economic activity remained resilient to tighter financial conditions in the second quarter as gross domestic product rose 2.4% on a seasonally adjusted annualized rate. Measures of consumption have moderated from the strong pace seen at the beginning of the year, as spending on services has stabilized and spending on goods has slowed. However, consumer confidence remains high, in large part due to the ongoing strength of the labor market and healthy state of household balance sheets. Additionally, the housing sector has rebounded somewhat, with new home sales and construction manufacturing rising in the quarter, helped by fiscal measures such as the CHIPS Act. The effect of the resumption of student debt payments on disposable income and tighter lending standards from the U.S. regional banking sector are potential headwinds to growth in the near term.
We believe the U.S. labor market is softening at the margin but remains strong. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose at a slower rate in the second quarter than the prior quarter, with a monthly average 244,000 workers added in the second quarter of 2023 compared to an average 312,000 workers in the first quarter. Additionally, the unemployment rate ended the quarter at 3.6%, slightly higher than the historically low level of 3.4% reached in January. Labor demand remains high, with job openings, as measured by the Bureau of Labor Statistics, increasing by 1.6 million openings in the quarter and still significantly elevated from pre-COVID averages. Meanwhile, wage growth, as measured by the year-over-year change in private sector average hourly earnings, increased to 4.4% in June compared to 4.3% in March.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remain above the Fed’s 2% inflation target. However, signs of slowing inflation have increased as the headline PCE measure has eased to 3.0% year-over-year in June compared to 4.2% in March. The more stable core PCE measure, which excludes volatile food and energy prices, registered a 4.1% year-over-year increase, also notably lower than the 4.6% in March.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Inflation pressures remain a major challenge for the United States and the broader global economy as price increases have moderated more slowly than previously expected. While forecasts continue to see further moderation in coming months, the degree of the slowdown remains uncertain.
The FOMC conducts monetary policy with a dual mandate: to ensure full employment and stable prices. The FOMC has aggressively tightened monetary policy to ensure it meets its mandate, although the pace of tightening has slowed in recent months to provide time to assess incoming data and the lagged effects of tightening thus far. Therefore, the FOMC raised the Federal Funds Target Rate by 25 basis points to the 5.0% - 5.25% range during the second quarter, relative to 50 bps the prior quarter. Regarding its balance sheet, the FOMC continues to decline at a pace of $95 billion per month across U.S. Treasuries and Agency MBS.
During the second quarter of 2023, the 10-year U.S. Treasury rate increased from 3.47% on March 31, 2023 to 3.84% on June 30, 2023. Interest rate volatility remained meaningfully elevated during the quarter, as seen in the 2-year U.S. Treasury rate that moved within a 148 basis point range. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, remained historically wide and closed the quarter at 179 basis points given continued tightening in monetary policy, elevated financial market volatility, and reduced investor demand for Agency MBS.

The following table presents interest rates and spreads at each date presented:

	June 30, 2023	December 31, 2022	June 30, 2022
30-Year mortgage current coupon	5.63%	5.39%	4.38%
Mortgage basis	179 bps	152 bps	137 bps
10-Year U.S. Treasury rate	3.84%	3.87%	3.01%
LIBOR
1-Month	5.22%	4.39%	1.79%
6-Month	5.76%	5.14%	2.94%
OIS SOFR Swaps
1-Month	5.14%	4.36%	1.68%
6-Month	5.37%	4.80%	2.59%

London Interbank Offered Rate (“LIBOR”) Transition
All LIBOR tenors relevant to us either are no longer published or are no longer representative. All of our LIBOR-linked instruments have fallen back, or will fall back upon the next scheduled reset date, to a non-LIBOR-based index, either by their contractual terms, pursuant to U.S. federal legislation, through clearinghouse action, or otherwise.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2023 and 2022.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Interest income	$921,494	$645,615	$1,739,744	$1,301,465
Interest expense	953,457	170,475	1,752,244	245,397
Net interest income	(31,963)	475,140	(12,500)	1,056,068
Servicing and related income	83,790	55,685	168,063	90,400
Servicing and related expense	8,930	5,949	16,810	9,706
Net servicing income	74,860	49,736	151,253	80,694
Other income (loss)	175,482	397,899	(707,841)	1,882,219
Less: Total general and administrative expenses	42,915	36,038	83,743	81,802
Income (loss) before income taxes	175,464	886,737	(652,831)	2,937,179
Income taxes	14,277	23,420	25,310	49,968
Net income (loss)	161,187	863,317	(678,141)	2,887,211
Less: Net income (loss) attributable to noncontrolling interests	(5,846)	(3,379)	(918)	(1,740)
Net income (loss) attributable to Annaly	167,033	866,696	(677,223)	2,888,951
Less: Dividends on preferred stock	35,766	26,883	67,641	53,766
Net income (loss) available (related) to common stockholders	$131,267	$839,813	$(744,864)	$2,835,185
Net income (loss) per share available (related) to common stockholders
Basic	$0.27	$2.21	$(1.51)	$7.60
Diluted	$0.27	$2.20	$(1.51)	$7.59
Weighted average number of common shares outstanding
Basic	494,165,256	380,609,192	491,939,177	373,017,228
Diluted	494,358,982	380,898,750	491,939,177	373,313,723
Other information
Investment portfolio at period-end	$85,694,096	$71,009,570	$85,694,096	$71,009,570
Average total assets	$88,081,247	$74,911,192	$86,004,402	$75,528,816
Average equity	$11,898,189	$11,284,335	$11,721,935	$11,921,332
GAAP leverage at period-end (1)	6.1:1	5.4:1	6.1:1	5.4:1
GAAP capital ratio at period-end (2)	13.3%	15.1%	13.3%	15.1%
Annualized return on average total assets	0.73%	4.61%	(1.58%)	7.65%
Annualized return on average equity	5.42%	30.60%	(11.57%)	48.44%
Net interest margin (3)	(0.15%)	2.64%	(0.03%)	2.92%
Average yield on interest earning assets (4)	4.27%	3.58%	4.12%	3.60%
Average GAAP cost of interest bearing liabilities (5)	5.00%	1.12%	4.77%	0.80%
Net interest spread	(0.73%)	2.46%	(0.65%)	2.80%
Weighted average experienced CPR for the period	7.0%	14.9%	6.3%	15.8%
Weighted average projected long-term CPR at period-end	8.6%	7.7%	8.6%	7.7%
Common stock book value per share	$20.73	$23.59	$20.73	$23.59
Non-GAAP metrics *
Interest income (excluding PAA)	$909,571	$518,094	$1,728,312	$994,428
Economic interest expense (5)	$528,164	$169,483	$941,245	$306,946
Economic net interest income (excluding PAA)	$381,407	$348,611	$787,067	$687,482
Premium amortization adjustment cost (benefit)	$(11,923)	$(127,521)	$(11,432)	$(307,037)
Earnings available for distribution (6)	$389,475	$490,802	$816,605	$921,433
Earnings available for distribution per average common share	$0.72	$1.22	$1.52	$2.33
Annualized EAD return on average equity (excluding PAA)	13.22%	17.49%	14.06%	15.52%
Economic leverage at period-end (1)	5.8:1	6.6:1	5.8:1	6.6:1
Economic capital ratio at period-end (2)	14.3%	13.0%	14.3%	13.0%
Net interest margin (excluding PAA) (3)	1.66%	2.20%	1.71%	2.12%
Average yield on interest earning assets (excluding PAA) (4)	4.22%	2.87%	4.09%	2.75%
Average economic cost of interest bearing liabilities (5)	2.77%	1.11%	2.56%	1.00%
Net interest spread (excluding PAA)	1.45%	1.76%	1.53%	1.75%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, and participations issued divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
(2) GAAP capital ratio is computed as total equity divided by total assets. Economic capital ratio is computed as total equity divided by total economic assets. Total economic assets include the implied market value of TBA derivatives and net of debt issued by securitization vehicles.
(3) Net interest margin represents our interest income less interest expense divided by the average interest earning assets. Net interest margin does not include net interest component of interest rate swaps. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less interest expense and the net interest component of interest rate swaps divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.
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

GAAP
Net income (loss) was $161.2 million, which includes ($5.8) million attributable to noncontrolling interests, or $0.27 per average basic common share, for the three months ended June 30, 2023 compared to $863.3 million, which includes ($3.4) million attributable to noncontrolling interests, or $2.21 per average basic common share, for the same period in 2022. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on investments and other and net interest income, partially offset by a favorable change in net gains (losses) on derivatives and net servicing income. Net gains (losses) on investments and other was ($1.3) billion for the three months ended June 30, 2023 compared to ($615.2) million for the same period in 2022. Net interest income for the three months ended June 30, 2023 was ($32.0) million compared to $475.1 million for the same period in 2022. Net gains (losses) on derivatives was $1.5 billion for the three months ended June 30, 2023 compared to $1.0 billion for the same period in 2022. Net servicing income for the three months ended June 30, 2023 was $74.9 million compared to $49.7 million for the same period in 2022. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Net income (loss) was ($678.1) million, which includes ($0.9) million attributable to noncontrolling interests, or ($1.51) per average basic common share, for the six months ended June 30, 2023 compared to $2.9 billion which includes ($1.7) million attributable to noncontrolling interests, or $7.60 per average basic common share, for the same period in 2022. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on derivatives, net interest income, and net gains (losses) on investments and other, partially offset by a favorable change in net servicing income and business divestiture-related losses. Net gains on derivatives for the six months ended June 30, 2023 was $574.6 million compared to $2.7 billion for the same period in 2022. Net interest income for the six months ended June 30, 2023 was ($12.5) million compared to $1.1 billion for the same period in 2022. Net gains (losses) on investments and other was ($1.3) billion for the six months ended June 30, 2023 compared to ($775.0) million for the same period in 2022. Net servicing income for the six months ended June 30, 2023 was $151.3 million compared to $80.7 million for the same period in 2022. Business divestiture-related (losses) was $0.0 million for the six months ended June 30, 2023 compared to ($24.3) million for the same period in 2022. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $389.5 million, or $0.72 per average common share, for the three months ended June 30, 2023, compared to $490.8 million, or $1.22 per average common share, for the same period in 2022. The change in earnings available for distribution during the three months ended June 30, 2023 compared to the same period in 2022 was primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities and a decline in TBA dollar roll income on reduced balances and specialness, partially offset by a favorable change in the net interest component of interest rate swaps, lower premium amortization expense, excluding PAA, resulting from purchasing assets with lower premium to par, and higher net servicing income.
Earnings available for distribution were $816.6 million, or $1.52 per average common share, for the six months ended June 30, 2023, compared to $921.4 million, or $2.33 per average common share, for the same period in 2022. The change in earnings available for distribution during the six months ended June 30, 2023 compared to the same period in 2022 was primarily due to to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities and a decline in TBA dollar roll income on reduced balances and specialness, partially offset by a favorable change in the net interest component of interest rate swaps, higher coupon income from increased rates, lower premium amortization expense, excluding PAA, resulting from purchasing assets with lower premium to par, and higher net servicing income.

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

Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity
Our principal business objective is to generate net income for distribution to our stockholders and optimize our returns through prudent management of our diversified investment strategies. We generate net income by earning a net interest spread on our investment portfolio, which is a function of interest income from our investment portfolio less financing, hedging and operating costs. Earnings available for distribution, which is defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items), and excludes (g) the PAA representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities, is used by management and, we believe, used by analysts and investors to measure our progress in achieving our principal business objective.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
GAAP net income (loss)	$161,187	$863,317	$(678,141)	$2,887,211
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	1,316,837	615,216	1,315,125	775,020
Net (gains) losses on derivatives (2)	(1,050,032)	(1,014,651)	236,426	(2,719,220)
Loan loss provision (reversal) (3)	—	(29,380)	(219)	(28,568)
Business divestiture-related (gains) losses	—	23,955	—	24,309
Other adjustments
Amortization of intangibles	758	1,302	1,516	2,432
Non-EAD (income) loss allocated to equity method investments (4)	541	(3,270)	297	(13,190)
Transaction expenses and non-recurring items (5)	2,650	1,751	4,008	5,101
Income tax effect of non-EAD income (loss) items	12,364	28,841	20,642	55,932
TBA dollar roll income and CMBX coupon income (6)	1,734	161,673	19,917	291,165
MSR amortization (7)	(41,297)	(33,810)	(84,720)	(53,462)
EAD attributable to noncontrolling interests	(3,344)	3,379	(6,814)	1,740
Premium amortization adjustment cost (benefit)	(11,923)	(127,521)	(11,432)	(307,037)
Earnings available for distribution *	389,475	490,802	816,605	921,433
Dividends on preferred stock	35,766	26,883	67,641	53,766
Earnings available for distribution attributable to common stockholders *	$353,709	$463,919	$748,964	$867,667
GAAP net income (loss) per average common share	$0.27	$2.21	$(1.51)	$7.60
Earnings available for distribution per average common share *	$0.72	$1.22	$1.52	$2.33
Annualized GAAP return (loss) on average equity	5.42%	30.60%	(11.57%)	48.44%
Annualized EAD return on average equity *	13.22%	17.49%	14.06%	15.52%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes a write-down which is reported in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $425.3 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively and $811.0 million and ($61.5) million for the six months ended June 30, 2023 and 2022, respectively.
(3) Includes $0.0 million and ($2.5) million for the three months ended June 30, 2023 and 2022, respectively, and $0.0 million and ($2.3) million for the six months ended June 30, 2023 and 2022, respectively, of loss provision (reversal) on unfunded loan commitments which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) Represents costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0.5 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively and $1.5 million and $2.1 million for the six months ended June 30, 2023 and 2022, respectively.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)
Premium amortization expense	$33,105	$(4,869)	$89,639	$(30,222)
Less: PAA cost (benefit)	(11,923)	(127,521)	(11,432)	(307,037)
Premium amortization expense (excluding PAA)	$45,028	$122,652	$101,071	$276,815

Economic Leverage and Economic Capital Ratios
We use capital coupled with borrowed funds to invest primarily in real estate related investments, earning the spread between the yield on our assets and the cost of our borrowings and hedging activities. Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding. Debt funding may include the use of repurchase agreements, loans, securitizations, participations issued, lines of credit, asset backed lending facilities, corporate bond issuance, convertible bonds or other liabilities. Equity capital primarily consists of common and preferred stock.
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
other secured financing. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	June 30, 2023	June 30, 2022
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$61,637,600	$51,364,097
Other secured financing	500,000	—
Debt issued by securitization vehicles	9,789,282	7,502,483
Participations issued	492,307	696,944
Total GAAP debt	$72,419,189	$59,563,524
Less Non-Recourse Debt:
Debt issued by securitization vehicles	$(9,789,282)	$(7,502,483)
Participations issued	(492,307)	(696,944)
Total recourse debt	$62,137,600	$51,364,097
Plus / (Less):
Cost basis of TBA and CMBX derivatives	3,625,443	19,723,326
Payable for unsettled trades	4,331,315	1,995,960
Receivable for unsettled trades	(787,442)	(434,227)
Economic debt *	$69,306,916	$72,649,156
Total equity	$11,887,345	$11,089,900
Economic leverage ratio *	5.8:1	6.6:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	June 30, 2023	June 30, 2022
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$89,330,477	$73,637,249
Less:
Gross unrealized gains on TBA derivatives (1)	(21,460)	(60,661)
Debt issued by securitization vehicles	(9,789,282)	(7,502,483)
Plus:
Implied market value of TBA derivatives	3,627,716	19,282,979
Total economic assets *	$83,147,451	$85,357,084
Total equity	$11,887,345	$11,089,900
Economic capital ratio (2) *	14.3%	13.0%

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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2023	$921,494	$(11,923)	$909,571
June 30, 2022	$645,615	$(127,521)	$518,094
For the six months ended
June 30, 2023	$1,739,744	$(11,432)	$1,728,312
June 30, 2022	$1,301,465	$(307,037)	$994,428
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2023	$953,457	$(425,293)	$528,164	$(31,963)	$(425,293)	$393,330	$(11,923)	$381,407
June 30, 2022	$170,475	$(992)	$169,483	$475,140	$(992)	$476,132	$(127,521)	$348,611
For the six months ended
June 30, 2023	$1,752,244	$(810,999)	$941,245	$(12,500)	$(810,999)	$798,499	$(11,432)	$787,067
June 30, 2022	$245,397	$61,549	$306,946	$1,056,068	$61,549	$994,519	$(307,037)	$687,482
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2023	7.0%	8.6%
June 30, 2022	14.9%	7.7%
For the six months ended
June 30, 2023	6.3%	8.6%
June 30, 2022	15.8%	7.7%
(1) For the three and six months ended June 30, 2023 and 2022, respectively. (2) At June 30, 2023 and 2022, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2023	$86,254,955	$909,571	4.22%	$75,424,564	$528,164	2.77%	381,407	1.45%
June 30, 2022	$72,123,055	$518,094	2.87%	$60,446,528	169,483	1.11%	348,611	1.76%
For the six months ended
June 30, 2023	$84,449,977	$1,728,312	4.09%	$73,030,098	$941,245	2.56%	787,067	1.53%
June 30, 2022	$72,356,966	$994,428	2.75%	$61,155,910	$306,946	1.00%	687,482	1.75%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2023	$909,571	1,734	(528,164)	$383,141	$86,254,955	6,303,202	$92,558,157	1.66%
June 30, 2022	$518,094	161,673	(169,483)	$510,284	$72,123,055	20,566,553	$92,689,608	2.20%
For the six months ended
June 30, 2023	$1,728,312	19,917	(941,245)	$806,984	$84,449,977	10,126,544	$94,576,521	1.71%
June 30, 2022	$994,428	291,165	(306,946)	$978,647	$72,356,966	19,898,046	$92,255,012	2.12%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0.5 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively and $1.5 million and $2.1 million for the nine months ended June 30, 2023 and 2022, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities
Typically, our largest expense is the cost of interest bearing liabilities and the net interest component of interest rate swaps. The table below shows our average interest bearing liabilities and average economic cost of interest bearing liabilities as compared to average one-month and average six-month SOFR for the periods presented.
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
June 30, 2023	$75,424,564	$71,919,189	$528,164	2.77%	5.04%	5.13%	(0.09%)	(2.27%)	(2.36%)
June 30, 2022	$60,446,528	$59,563,524	$169,483	1.11%	0.92%	1.75%	(0.83%)	0.19%	(0.64%)
For the six months ended
June 30, 2023	$73,030,098	$71,919,189	$941,245	2.56%	4.83%	5.03%	(0.20%)	(2.27%)	(2.47%)
June 30, 2022	$61,155,910	$59,563,524	$306,946	1.00%	0.54%	1.17%	(0.63%)	0.46%	(0.17%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $358.7 million for the three months ended June 30, 2023 compared to the same period in 2022, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was $425.3 million for the three months ended June 30, 2023 compared to $1.0 million for the same period in 2022.
Economic interest expense increased by $634.3 million for the six months ended June 30, 2023 compared to the same period in 2022, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was $811.0 million for the six months ended June 30, 2023 compared to ($61.5) million for the same period in 2022.
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
At June 30, 2023 and December 31, 2022, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Other Income (Loss)
For the Three Months Ended June 30, 2023 and 2022

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($610.4) million for the three months ended June 30, 2023 compared to ($646.2) million for the same period in 2022. For the three months ended June 30, 2023, we disposed of Residential Securities with a carrying value of $8.4 billion for an aggregate net gain (loss) of ($599.2) million. For the same period in 2022, we disposed of Residential Securities, with a carrying value of $6.6 billion for an aggregate net gain (loss) of ($657.3) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($698.6) million for the three months ended June 30, 2023 compared to $31.0 million for the same period in 2022, primarily due to an unfavorable changes in unrealized gains (losses) on Agency MBS of ($738.9) million, securitized debt of consolidated VIEs of ($281.7) million, partially offset by favorable changes on securitized residential whole loans of consolidated VIEs of $148.7 million and residential credit securities of $124.2 million and commercial securities of $17.9 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended June 30, 2023 was $1.3 billion compared to $898.5 million for the same period in 2022, primarily attributable to the change in the net interest component of interest rate swaps and realized gains (losses) on termination of interest rate swaps, partially offset by the change in unrealized gains (losses) on interest rate swaps. Net interest component on interest rate swaps was $425.3 million for the three months ended June 30, 2023 compared to $1.0 million for the same period in 2022. Realized gains (losses) on termination of interest rate swaps was $48.1 million for the three months ended June 30, 2023 compared to $0.0 million for 2022, which reflected our termination of fixed-rate payer interest rate swaps with a notional amount of $820.8 million, compared to $3.1 billion for the same period in 2022. Unrealized gains (losses) on interest rate swaps was $841.7 million for the three months ended June 30, 2023 compared to $897.5 million for the same period in 2022, which reflected a less steep rise in forward interest rates compared to the prior period.
Net gains (losses) on other derivatives was $160.2 million for the three months ended June 30, 2023 compared to $117.1 million for the same period in 2022. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on TBA derivatives, which was ($61.5) million for the three months ended June 30, 2023 compared to ($783.3) million for the same period in 2022, partially offset by an unfavorable change in net gains (losses) on futures, which was $171.2 million for the three months ended June 30, 2023 compared to $787.1 million for the same period in 2022, and net gains (losses) on interest rate swaptions, which was $53.4 million for the three months ended June 30, 2023 compared to $119.4 million for the same period in 2022.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended June 30, 2023 was $9.1 million compared to ($5.5) million for the same period in 2022, primarily attributable to an increase in interest on custodial balances, partially offset by an increase in MSR financing expenses, a write-down and a decrease in earnings from joint ventures.

For the Six Months Ended June 30, 2023 and 2022

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($1.1) billion for the six months ended June 30, 2023 compared to ($790.4) million for the same period in 2022. For the six months ended June 30, 2023, we disposed of Residential Securities with a carrying value of $13.6 billion for an aggregate net gain (loss) of ($1.1) billion. For the same period in 2022, we disposed of Residential Securities with a carrying value of $9.4 billion for an aggregate net gain (loss) of ($801.8) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($175.2) million for the six months ended June 30, 2023 compared to $15.4 million for the same period in 2022, primarily due to unfavorable changes in unrealized gains (losses) on securitized debt of consolidated VIEs of ($827.8) million, Agency MBS of ($271.9) million, MSR and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Interests in MSR of ($150.0) million, and participations issued of ($60.4) million, partially offset by favorable changes on securitized residential whole loans of consolidated VIEs of $709.7 million, residential credit securities of $264.2 million, and residential whole loans of $122.7 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the six months ended June 30, 2023 was $598.8 million compared to $2.2 billion for the same period in 2022, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps, partially offset by the change in the net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($114.6) million for the six months ended June 30, 2023 compared to $2.2 billion for the same period in 2022, reflecting a sharper rise in forward interest rates during the prior period. Realized gains (losses) on termination of interest rate swaps was ($97.7) million for the six months ended June 30, 2023 compared to $0.0 million for the same period in 2022, which reflected our termination of fixed-rate payer and receiver interest rate swaps with notional amounts of $3.1 billion and $6.3 billion, respectively, compared to $3.1 billion notional amount of fixed-rate payer interest rate swaps for the same period in 2022. Net interest component on interest rate swaps was $811.0 million for the six months ended June 30, 2023 compared to ($61.5) million for the same period in 2022.
Net gains (losses) on other derivatives was ($24.2) million for the six months ended June 30, 2023 compared to $498.3 million for the same period in 2022. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures derivatives, which was ($25.3) million for the six months ended June 30, 2023 compared to $2.2 billion for the same period in 2022, and net gains (losses) on interest rate swaptions, which was $9.7 million for the six months ended June 30, 2023 compared to $227.6 million for the same period in 2022, partially offset by a favorable change in TBA derivatives, which was $0.0 million for the six months ended June 30, 2023 compared to ($1.9) billion for the same period in 2022.

Loan Loss (Provision) Reversal
For the six months ended June 30, 2023 and 2022, net loan loss reversals of $0.2 million and $26.3 million on corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

Business Divestiture-Related Gains (Losses)
For the six months ended June 30, 2023, the majority of business divestiture-related gains (losses) were associated with the sale of our corporate loan interests. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction. For the six months ended June 30, 2022, business divestiture-related gains (losses) were associated with the sale of our commercial real estate business.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
June 30, 2023	$42,915	0.19%	1.44%
June 30, 2022	$36,038	0.19%	1.28%
For the six months ended
June 30, 2023	$83,743	0.19%	1.43%
June 30, 2022	$81,802	0.22%	1.37%

G&A expenses were $42.9 million for the three months ended June 30, 2023, an increase of $6.9 million compared to the same period in 2022.
G&A expenses were $83.7 million for the six months ended June 30, 2023, an increase of $1.9 million compared to the same period in 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The change in each period was primarily due to an increase in compensation, partially offset by lower expenses resulting from the divestiture of our MML assets, which was announced in the second quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2023	13.22%	2.52%	(8.40%)	(1.44%)	(0.48%)	5.42%
June 30, 2022	16.88%	1.76%	14.07%	(1.28%)	(0.83%)	30.60%
For the six months ended
June 30, 2023	13.62%	2.58%	(25.91)%	(1.43%)	(0.43%)	(11.57%)
June 30, 2022	16.68%	1.35%	32.62%	(1.37%)	(0.84%)	48.44%
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

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Unrealized gain	$4,911	$5,910
Unrealized loss	(2,387,442)	(3,714,806)
Accumulated other comprehensive income (loss)	$(2,382,531)	$(3,708,896)

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
The fair value of these securities being less than amortized cost at June 30, 2023 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Financial Condition
Total assets were $89.3 billion and $81.9 billion at June 30, 2023 and December 31, 2022, respectively. The change was primarily due to increases in Agency MBS of $5.5 billion, securitized residential whole loans of consolidated VIEs of $2.2 billion, principal and interest receivable of $307.2 million, receivable for unsettled trades of $212.4 million and derivative assets of $115.1 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2023:

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value	$67,764,264	$2,018,896	$15,545,246	$365,690	$85,694,096
Implied market value of derivatives (2)	3,627,716	—	—	—	3,627,716
Debt
Repurchase agreements	57,918,976	—	3,394,312	324,312	61,637,600
Implied cost basis of derivatives (2)	3,625,443	—	—	—	3,625,443
Other secured financing	—	500,000	—	—	500,000
Debt issued by securitization vehicles	—	—	9,789,282	—	9,789,282
Participations issued	—	—	492,307	—	492,307
Net forward purchases	3,513,508	35,345	(4,847)	(133)	3,543,873
Other
Net other assets / liabilities	1,724,672	297,200	77,141	55,025	2,154,038
Net equity allocated	$8,058,725	$1,780,751	$1,951,333	$96,536	$11,887,345

Net equity allocated (%)	68%	15%	16%	1%	100%
Debt/net equity ratio (3)	7.2:1	0.3:1	7.0:1	3.4:1	6.1:1

(1) Fair value includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at June 30, 2023 and December 31, 2022 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac, or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2023 and December 31, 2022, we had on our Consolidated Statements of Financial Condition a total of $1.3 billion and $1.1 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.8 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended June 30, 2023 and 2022 was 7.0% and 14.9%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of June 30, 2023 and 2022 was 8.6% and 7.7%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our Residential Securities that were carried at fair value at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	Estimated Fair Value
Agency
Fixed-rate pass-through	$65,348,798	$60,029,758
Adjustable-rate pass-through	211,550	234,387
CMO	85,502	89,610
Interest-only	293,519	218,077
Multifamily	1,797,123	1,674,165
Reverse mortgages	27,772	28,898
Total agency securities	$67,764,264	$62,274,895
Residential credit
Credit risk transfer	$1,064,401	$997,557
Alt-A	119,215	91,216
Prime	196,613	197,870
Subprime	180,886	156,313
NPL/RPL	1,193,350	1,317,154
Prime jumbo (>= 2010 vintage)	318,042	228,593
Total residential credit securities	$3,072,507	$2,988,703
Total Residential Securities	$70,836,771	$65,263,598

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Residential Securities (1)	(dollars in thousands)
Principal amount	$73,146,443	$68,290,976
Net premium	575,769	1,049,253
Amortized cost	73,722,212	69,340,229
Amortized cost / principal amount	100.79%	101.54%
Carrying value	70,174,405	64,736,220
Carrying value / principal amount	95.94%	94.79%
Weighted average coupon rate	4.37%	4.03%
Weighted average yield	4.21%	3.76%
Adjustable-rate Residential Securities (1)
Principal amount	$1,356,739	$1,407,295
Weighted average coupon rate	8.33%	7.16%
Weighted average yield	7.87%	7.01%
Weighted average term to next adjustment (2)	7 Months	9 Months
Weighted average lifetime cap (3)	9.32%	9.30%
Principal amount at period end as % of total residential securities	1.85%	2.06%
Fixed-rate Residential Securities (1)
Principal amount	$71,789,703	$66,883,681
Weighted average coupon rate	4.29%	3.96%
Weighted average yield	4.14%	3.70%
Principal amount at period end as % of total residential securities	98.15%	97.94%
Interest-only Residential Securities
Notional amount	$20,929,905	$17,346,307
Net premium	890,067	785,532
Amortized cost	890,067	785,532
Amortized cost / notional amount	4.25%	4.53%
Carrying value	662,366	527,378
Carrying value / notional amount	3.16%	3.04%
Weighted average coupon rate	0.59%	0.56%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2023.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$1,064,401	$—	$1,064,401	9.32%	1.92%	0.80%	5.24%
Alt-A	119,215	59,219	59,996	4.91%	14.63%	1.98%	7.94%
Prime	196,613	42,858	153,755	3.43%	8.02%	0.35%	4.91%
Subprime	180,886	68,503	112,383	6.33%	23.18%	9.07%	7.65%
Re-performing loan securitizations	759,938	396,586	363,352	4.41%	27.61%	23.10%	5.51%
Non-performing loan securitizations	433,412	406,441	26,971	3.57%	40.40%	60.40%	10.10%
Prime jumbo (>=2010 vintage)	318,042	83,926	234,116	4.08%	3.13%	0.35%	4.62%
Total/weighted average	$3,072,507	$1,057,533	$2,014,974	5.90%	16.34%	15.28%	6.20%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$1,064,401	$—	$1,064,401
Alt-A	3,278	115,856	81	—	119,215
Prime	—	192,356	—	4,257	196,613
Subprime	—	157,436	23,339	111	180,886
Re-performing loan securitizations	—	759,938	—	—	759,938
Non-performing loan securitizations	—	433,412	—	—	433,412
Prime jumbo (>=2010 vintage)	—	227,004	31,230	59,808	318,042
Total	$3,278	$1,886,002	$1,119,051	$64,176	$3,072,507

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2023. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2023, the interest rate swaps had a net fair value of ($66.6) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$61,637,600	$—	$—	$—	$61,637,600
Interest expense on repurchase agreements (1)	406,701	—	—	—	406,701
Other secured financing	250,000	250,000	—	—	500,000
Interest expense on other secured financing (1)	40,136	11,831	—	—	51,967
Debt issued by securitization vehicles (principal)	—	—	—	11,041,032	11,041,032
Interest expense on debt issued by securitization vehicles	437,784	875,568	875,568	12,836,518	15,025,438
Participations issued (principal)	—	—	—	511,379	511,379
Interest expense on participations issued	33,939	67,877	67,877	843,364	1,013,057
Long-term operating lease obligations	4,104	5,332	422	—	9,858
Total	$62,810,264	$1,210,608	$943,867	$25,232,293	$90,197,032

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2023.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the six months ended June 30, 2023, we received $3.0 billion from principal repayments and $12.5 billion in cash from disposal of Securities. During the six months ended June 30, 2022, we received $5.7 billion from principal repayments and $8.4 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	4,939	4,683
Additional paid-in capital	23,550,346	22,981,320
Accumulated other comprehensive income (loss)	(2,382,531)	(3,708,896)
Accumulated deficit	(10,933,044)	(9,543,233)
Total stockholders’ equity	$11,776,279	$11,270,443

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2023 and 2022, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
During the three months ended June 30, 2022, we closed the public offering of an original issuance of 25 million shares of common stock for proceeds of $645.0 million before deducting offering expenses. In connection with the offering, we granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full resulting in an additional $96.8 million in proceeds before deducting offering expenses. The 2022 share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, we may offer and sell shares of common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the six months ended June 30, 2023, under the at-the-market sales program, we issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees. During the three and six months ended June 30, 2022, under the at-the-market sales program, we issued 8.3 million shares and 8.4 million shares, as retroactively adjusted to reflect the effects of the Reverse Stock Split, for proceeds of $214.9 million and $221.1 million, respectively, each, net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and six months ended June 30, 2023.
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
Our GAAP leverage ratio at June 30, 2023 and December 31, 2022 was 6.1:1 and 6.0:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.8:1 and 6.3:1, at June 30, 2023 and December 31, 2022, respectively. Our GAAP capital ratio at June 30, 2023 and December 31, 2022 was 13.3% and 13.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.3% and 13.4% at June 30, 2023 and December 31, 2022, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2023 and December 31, 2022, the weighted average days to maturity was 44 days and 27 days, respectively.
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
At June 30, 2023, we had total financial assets and cash pledged against existing liabilities of $64.7 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2023 compared to the same period in 2022, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2023.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2023	$64,591,463	$61,637,600	$600,968	$—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
June 30, 2021	62,440,803	60,221,067	42,581	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2023. The weighted average remaining maturity on our repurchase agreements and other secured financing was 48 days at June 30, 2023:

	June 30, 2023
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	40,322,735	5.24%	64.9%
30 to 59 days	13,179,036	5.35%	21.2%
60 to 89 days	1,264,196	5.78%	2.0%
90 to 119 days	991,084	5.51%	1.6%
Over 120 days (1)	6,380,549	5.56%	10.3%
Total	$62,137,600	5.31%	100.0%

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
The table below presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2023:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$61,637,600	5.29%	5.15%	44
Other secured financing	500,000	7.92%	7.81%	473
Debt issued by securitization vehicles (2)	11,041,032	3.97%	3.96%	12,356
Participations issued (2)	511,379	6.64%	6.26%	10,895
Total indebtedness	$73,690,011

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2023:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,060,005	$176,867	$1,236,872
Investments, at carrying value (1)
Agency mortgage-backed securities	60,114,396	4,180,070	64,294,466
Credit risk transfer securities	810,490	253,911	1,064,401
Non-agency mortgage-backed securities	1,730,531	282,431	2,012,962
Commercial mortgage-backed securities	365,690	—	365,690
Residential mortgage loans (2)	12,292,655	180,084	12,472,739
MSR	1,128,460	890,436	2,018,896
Other assets (3)	—	75,680	75,680
Total financial assets	$77,502,227	$6,039,479	$83,541,706

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,236,872
Residential Securities (2)	67,371,718
Commercial mortgage-backed securities	365,690
Residential mortgage loans (3)	1,154,320
Total liquid assets	$70,128,600
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	97.13%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $64.7 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2023. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $11.3 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $11.3 billion.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2023 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,236,872	$—	$—	$—	$1,236,872
Agency mortgage-backed securities (principal)	65	1,488	426,696	69,459,947	69,888,196
Residential credit risk transfer securities (principal)	1,243	—	44,356	992,086	1,037,685
Non-agency mortgage-backed securities (principal)	176,886	35,523	952,612	1,055,541	2,220,562
Commercial mortgage-backed securities (principal)	—	85,122	290,242	—	375,364
Total securities	178,194	122,133	1,713,906	71,507,574	73,521,807
Residential mortgage loans (principal)	—	—	—	1,189,804	1,189,804
Total loans	—	—	—	1,189,804	1,189,804
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	12,553,809	12,553,809
Total financial assets - maturity	1,415,066	122,133	1,713,906	85,251,187	88,502,292
Effect of utilizing reset dates (1)	13,957,987	269,252	(111,177)	(14,116,062)	—
Total financial assets - interest rate sensitive	$15,373,053	$391,385	$1,602,729	$71,135,125	$88,502,292
Financial liabilities
Repurchase agreements	$54,765,967	$6,871,633	$—	$—	$61,637,600
Other secured financing	—	250,000	250,000	—	500,000
Debt issued by securitization vehicles (principal)	—	—	—	11,041,032	11,041,032
Participations issued (principal)	—	—	—	511,379	511,379
Total financial liabilities - maturity	54,765,967	7,121,633	250,000	11,552,411	73,690,011
Effect of utilizing reset dates (1)(2)	(49,960,459)	6,303,922	7,107,358	36,549,179	—
Total financial liabilities - interest rate sensitive	$4,805,508	$13,425,555	$7,357,358	$48,101,590	$73,690,011

Maturity gap	$(53,350,901)	$(6,999,500)	$1,463,906	$73,698,776	$14,812,281

Cumulative maturity gap	$(53,350,901)	$(60,350,401)	$(58,886,495)	$14,812,281

Interest rate sensitivity gap	$10,567,545	$(13,034,170)	$(5,754,629)	$23,033,535	$14,812,281

Cumulative rate sensitivity gap	$10,567,545	$(2,466,625)	$(8,221,254)	$14,812,281

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our interest earning assets and the interest expense incurred from interest bearing liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our assets and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we utilize contracts linked to LIBOR but may also enter into interest rate swaps where the floating leg is linked to SOFR, the overnight index swap rate or another index. In addition, we may use MAC interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2023. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	0.1%	0.6%	3.9%
-50 Basis points	0.1%	1.0%	2.6%
-25 Basis points	0.1%	0.7%	1.3%
+25 Basis points	(0.2%)	(1.2%)	(1.5%)
+50 Basis points	(0.4%)	(2.9%)	(3.1%)
+75 Basis points	(0.6%)	(5.0%)	(4.7%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.4%	10.6%
-15 Basis points	0.8%	6.3%
-5 Basis points	0.3%	2.1%
+5 Basis points	(0.3%)	(2.1%)
+15 Basis points	(0.8%)	(6.2%)
+25 Basis points	(1.3%)	(10.4%)
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
Our portfolio composition, based on balance sheet values, at June 30, 2023 and December 31, 2022 was as follows:

	June 30, 2023	December 31, 2022
Category
Agency mortgage-backed securities	79.1%	79.4%
Credit risk transfer securities	1.2%	1.3%
Non-agency mortgage-backed securities	2.3%	2.5%
Residential mortgage loans (1)	14.6%	13.9%
Mortgage servicing rights	2.4%	2.2%
Commercial real estate	0.4%	0.7%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at June 30, 2023:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	23	$45,967,772	$(23,797)	$3,276,353
Europe	10	11,145,302	(42,795)	847,458
Asia (non-Japan)	1	741,302	—	26,969
Japan	4	4,283,224	—	265,101
Total	38	$62,137,600	$(66,592)	$4,415,881

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
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. The determination that we qualify for this exemption from registration depends on various factual matters and circumstances. Accordingly, in conjunction with our legal

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program. Compliance with Section 3(c)(5)(C) is monitored by the FRDC under oversight of the ERC.
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

E

Earnings available for distribution (“EAD”) and Earnings available for distribution Per Average Common Share
Non-GAAP financial measure defined as the sum of (a) economic net interest income, (b) TBA dollar roll income and CMBX coupon income, (c) net servicing income less realized amortization of MSR, (d) other income (loss) (excluding amortization of intangibles, non-EAD income allocated to equity method investments and other non-EAD components of other income (loss)), (e) general and administrative expenses (excluding transaction expenses and non-recurring items), and (f) income taxes (excluding the income tax effect of non-EAD income (loss) items) and excludes (g) the premium amortization adjustment representing the cumulative impact on prior periods, but not the current period, of quarter-over-quarter changes in estimated long-term prepayment speeds related to our Agency mortgage-backed securities. Earnings available for distribution per average common share is a non-GAAP financial measure calculated by dividing earnings available for distribution by average basic common shares for the period.

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

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Non-GAAP financial measure that is calculated as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements and other secured financing. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from this measure.

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

Floating Rate CMO
A CMO tranche which pays an adjustable rate of interest tied to a representative interest rate index such as the SOFR, the Constant Maturity Treasury or the Cost of Funds Index.

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

Inverse IO Bond
An interest-only bond whose coupon is determined by a formula expressing an inverse relationship to a benchmark rate, such as SOFR. As the benchmark rate changes, the IO coupon adjusts in the opposite direction. When the benchmark rate is relatively low, the IO pays a relatively high coupon payment, and vice versa.

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

Leverage Ratio (GAAP Leverage Ratio or Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, debt issued by securitization vehicles, and participations issued. Debt issued by securitization vehicles and participations issued are non-recourse to us.

LIBOR (London Interbank Offered Rate)
A rate previously used as a benchmark for financial transactions. All tenors of LIBOR relevant to us are either no longer published or are no longer representative.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements and other secured financing. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from this measure.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended June 30, 2023. As of June 30, 2023, the maximum dollar value of shares that may yet be purchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Description

3.1	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2023)
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2023 (Unaudited) and December 31, 2022 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2022); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	August 3, 2023	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)

Dated:	August 3, 2023	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1