Form 10-Q
period 2023-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2023-11-02
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2023
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

The number of shares of the registrant’s Common Stock outstanding on October 30, 2023 was 500,090,001.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2023 (Unaudited) and December 31, 2022 (Derived from the audited consolidated financial statements at December 31, 2022)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2023 and 2022	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	6
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	14
Note 8. Variable Interest Entities	15
Note 9. Sale of Middle Market Lending Portfolio	16
Note 10. Derivative Instruments	16
Note 11. Fair Value Measurements	22
Note 12. Intangible Assets	25
Note 13. Secured Financing	25
Note 14. Capital Stock	27
Note 15. Interest Income and Interest Expense	29
Note 16. Net Income (Loss) per Common Share	30
Note 17. Income Taxes	30
Note 18. Risk Management	31
Note 19. Lease Commitments and Contingencies	32
Note 20. Subsequent Events	32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Special Note Regarding Forward-Looking Statements	33
Overview	35
Business Environment	35
Results of Operations	37
Financial Condition	50
Capital Management	53
Risk Management	55
Critical Accounting Estimates	64
Glossary of Terms	67
Item 3. Quantitative and Qualitative Disclosures about Market Risk	76
Item 4. Controls and Procedures	76
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	77
Item 1A. Risk Factors	77
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 5. Other Information	77
Item 6. Exhibits	77
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2023	2022 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $866,501 and $1,424,160, respectively) (2)	$1,241,122	$1,576,714
Securities (includes pledged assets of $65,884,416 and $60,660,121, respectively) (3)	69,860,730	65,789,907
Loans, net (includes pledged assets of $1,649,034 and $1,653,464, respectively) (4)	1,793,140	1,809,832
Mortgage servicing rights (includes pledged assets of $1,135,798 and $684,703, respectively)	2,234,813	1,748,209
Assets transferred or pledged to securitization vehicles	11,450,346	9,121,912
Derivative assets	549,833	342,064
Receivable for unsettled trades	1,047,566	575,091
Principal and interest receivable	1,158,648	637,301
Intangible assets, net	12,778	16,679
Other assets	299,447	233,003
Total assets	$89,648,423	$81,850,712
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$64,693,821	$59,512,597
Other secured financing	500,000	250,000
Debt issued by securitization vehicles	9,983,847	7,744,160
Participations issued	788,442	800,849
Derivative liabilities	97,616	204,172
Payable for unsettled trades	2,214,319	1,157,846
Interest payable	198,084	325,280
Dividends payable	321,629	412,113
Other liabilities	173,608	74,269
Total liabilities	78,971,366	70,481,286
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 494,814,038 and 468,309,810 issued and outstanding, respectively	4,948	4,683
Additional paid-in capital	23,572,996	22,981,320
Accumulated other comprehensive income (loss)	(2,694,776)	(3,708,896)
Accumulated deficit	(11,855,267)	(9,543,233)
Total stockholders’ equity	10,564,470	11,270,443
Noncontrolling interests	112,587	98,983
Total equity	10,677,057	11,369,426
Total liabilities and equity	$89,648,423	$81,850,712

(1)Derived from the audited consolidated financial statements at December 31, 2022.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $3.6 million and $2.2 million at September 30, 2023 and December 31, 2022, respectively.
(3)Excludes $1.3 billion and $1.0 billion at September 30, 2023 and December 31, 2022, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $1.1 million and $1.3 million of residential mortgage loans held for sale at September 30, 2023 and December 31, 2022, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Net interest income
Interest income	$1,001,485	$678,488	$2,741,229	$1,979,953
Interest expense	1,046,819	400,491	2,799,063	645,888
Net interest income	(45,334)	277,997	(57,834)	1,334,065
Net servicing income
Servicing and related income	97,620	74,486	265,683	164,886
Servicing and related expense	9,623	7,780	26,433	17,486
Net servicing income	87,997	66,706	239,250	147,400
Other income (loss)
Net gains (losses) on investments and other	(2,713,126)	(2,702,512)	(4,020,362)	(3,477,532)
Net gains (losses) on derivatives	2,127,430	2,117,240	2,702,003	4,774,911
Loan loss (provision) reversal	—	1,613	219	27,918
Business divestiture-related gains (losses)	—	(2,936)	—	(27,245)
Other, net	26,250	1,526	50,853	(902)
Total other income (loss)	(559,446)	(585,069)	(1,267,287)	1,297,150
General and administrative expenses
Compensation expense	30,064	27,744	90,090	82,989
Other general and administrative expenses	9,845	10,178	33,562	36,735
Total general and administrative expenses	39,909	37,922	123,652	119,724
Income (loss) before income taxes	(556,692)	(278,288)	(1,209,523)	2,658,891
Income taxes	12,392	(4,311)	37,702	45,657
Net income (loss)	(569,084)	(273,977)	(1,247,225)	2,613,234
Net income (loss) attributable to noncontrolling interests	(6,879)	1,287	(7,797)	(453)
Net income (loss) attributable to Annaly	(562,205)	(275,264)	(1,239,428)	2,613,687
Dividends on preferred stock	36,854	26,883	104,495	80,649
Net income (loss) available (related) to common stockholders	$(599,059)	$(302,147)	$(1,343,923)	$2,533,038
Net income (loss) per share available (related) to common stockholders
Basic	$(1.21)	$(0.70)	$(2.73)	$6.46
Diluted	$(1.21)	$(0.70)	$(2.73)	$6.45
Weighted average number of common shares outstanding
Basic	494,330,361	429,858,876	492,744,997	392,172,655
Diluted	494,330,361	429,858,876	492,744,997	392,445,034
Other comprehensive income (loss)
Net income (loss)	$(569,084)	$(273,977)	$(1,247,225)	$2,613,234
Unrealized gains (losses) on available-for-sale securities	(825,286)	(2,578,509)	(443,957)	(8,650,438)
Reclassification adjustment for net (gains) losses included in net income (loss)	513,041	1,457,999	1,458,077	2,260,592
Other comprehensive income (loss)	(312,245)	(1,120,510)	1,014,120	(6,389,846)
Comprehensive income (loss)	(881,329)	(1,394,487)	(233,105)	(3,776,612)
Comprehensive income (loss) attributable to noncontrolling interests	(6,879)	1,287	(7,797)	(453)
Comprehensive income (loss) attributable to Annaly	(874,450)	(1,395,774)	(225,308)	(3,776,159)
Dividends on preferred stock	36,854	26,883	104,495	80,649
Comprehensive income (loss) attributable to common stockholders	$(911,304)	$(1,422,657)	$(329,803)	$(3,856,808)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For The ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$4,939	$4,023	$4,683	$3,649
Issuance	9	655	262	1,027
Stock-based award activity	—	1	3	3
End of period	$4,948	$4,679	$4,948	$4,679
Additional paid-in capital
Beginning of period	$23,550,346	$21,293,146	$22,981,320	$20,324,780
Issuance	17,500	1,670,825	579,838	2,626,052
Stock-based award activity	5,150	3,694	11,838	16,833
End of period	$23,572,996	$22,967,665	$23,572,996	$22,967,665
Accumulated other comprehensive income (loss)
Beginning of period	$(2,382,531)	$(4,310,926)	$(3,708,896)	$958,410
Unrealized gains (losses) on available-for-sale securities	(825,286)	(2,578,509)	(443,957)	(8,650,438)
Reclassification adjustment for net gains (losses) included in net income (loss)	513,041	1,457,999	1,458,077	2,260,592
End of period	$(2,694,776)	$(5,431,436)	$(2,694,776)	$(5,431,436)
Accumulated deficit
Beginning of period	$(10,933,044)	$(7,496,061)	$(9,543,233)	$(9,653,582)
Net income (loss) attributable to Annaly	(562,205)	(275,264)	(1,239,428)	2,613,687
Dividends declared on preferred stock (1)	(36,854)	(26,883)	(104,495)	(80,649)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(323,164)	(413,150)	(968,111)	(1,090,814)
End of period	$(11,855,267)	$(8,211,358)	$(11,855,267)	$(8,211,358)
Total stockholder’s equity	$10,564,470	$10,866,119	$10,564,470	$10,866,119
Noncontrolling interests
Beginning of period	$111,066	$63,149	$98,983	$25,499
Net income (loss) attributable to noncontrolling interests	(6,879)	1,287	(7,797)	(453)
Equity contributions from (distributions to) noncontrolling interests	8,400	21,000	21,401	60,390
End of period	$112,587	$85,436	$112,587	$85,436
Total equity	$10,677,057	$10,951,555	$10,677,057	$10,951,555

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,247,225)	$2,613,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	132,558	43,676
Amortization of securitized debt premiums and discounts and deferred financing costs	10,724	(3,829)
Depreciation, amortization and other noncash expenses	19,348	15,879
Net (gains) losses on investments and derivatives	2,524,035	(1,217,818)
Business divestiture-related (gains) losses	—	27,245
Income (loss) from unconsolidated joint ventures	(1,508)	(11,985)
Loan loss provision (reversal)	(219)	(27,918)
Proceeds from sales and repayments of loans held for sale	1,336	3,946
Net receipts (payments) on derivatives	1,230,848	2,799,188
Net change in
Other assets	(116,687)	(6,511)
Interest receivable	(521,322)	(28,718)
Interest payable	(127,196)	(61,285)
Other liabilities	83,989	1,025,727
Net cash provided by (used in) operating activities	1,988,681	5,170,831
Cash flows from investing activities
Payments on purchases of securities	(29,960,271)	(30,851,614)
Proceeds from sales of securities	18,705,788	16,744,864
Principal payments on securities	4,706,936	7,864,869
Payments on purchases and origination of loans	(3,446,835)	(5,165,059)
Proceeds from sales of loans	—	1,918,996
Principal payments on loans	773,928	1,357,018
Payments on purchases of MSR	(398,664)	(866,767)
Proceeds from sales of MSR	—	9,076
Payments on purchases of interests in MSR	—	(4,913)
Proceeds from reverse repurchase agreements	46,800,024	18,450,024
Payments on reverse repurchase agreements	(46,800,024)	(18,450,024)
Net cash provided by (used in) investing activities	(9,619,118)	(8,993,530)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	3,993,811,505	2,581,103,609
Payments on repurchase agreements and other secured financing	(3,988,383,706)	(2,582,371,537)
Proceeds from issuances of securitized debt	3,116,654	4,876,814
Principal payments on securitized debt	(673,729)	(1,059,955)
Payments on purchases of securitized debt	(2,504)	(8,495)
Payment of deferred financing cost	(214)	—
Proceeds from participations issued	1,182,639	1,637,231
Payments on repurchases of participations issued	(1,160,902)	(1,796,643)
Principal payments on participations issued	(30,866)	(40,241)
Net contributions (distributions) from (to) noncontrolling interests	21,401	60,390
Net proceeds from stock offerings, direct purchases and dividend reinvestments	580,100	2,627,079
Settlement of stock-based awards in satisfaction of withholding tax requirements	(6,661)	(4,039)
Dividends paid	(1,158,872)	(1,077,433)
Net cash provided by (used in) financing activities	7,294,845	3,946,780
Net (decrease) increase in cash and cash equivalents	(335,592)	124,081
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,576,714	1,342,090
Cash and cash equivalents including cash pledged as collateral, end of period	$1,241,122	$1,466,171
Supplemental disclosure of cash flow information
Interest received	$2,400,942	$1,751,099
Interest paid (excluding interest paid on interest rate swaps)	$2,673,922	$457,122
Net interest received (paid) on interest rate swaps	$891,649	$(57,302)
Taxes received (paid)	$1,290	$(2,170)
Noncash investing and financing activities
Receivable for unsettled trades	$1,047,566	$2,153,895
Payable for unsettled trades	$2,214,319	$9,333,646
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$1,014,120	$(6,389,846)
Dividends declared, not yet paid	$321,629	$411,762

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $0.9 billion and $1.4 billion at September 30, 2023 and December 31, 2022, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2023 and December 31, 2022.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2023	December 31, 2022
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$17,817,798	$34,528,515
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	48,773,738	27,746,380
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	982,951	997,557
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	2,063,861	1,991,146
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	222,382	508,406
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	—	17,903
Total securities			69,860,730	65,789,907
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	1,793,140	1,809,832
Total loans, net			1,793,140	1,809,832
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	11,450,346	9,121,912
Total assets transferred or pledged to securitization vehicles			11,450,346	9,121,912
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	64,693,821	59,512,597
Other secured financing	Loans	Amortized cost	500,000	250,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	9,983,847	7,744,160
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	788,442	800,849
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and nine months ended September 30, 2023, ($2.0) billion and ($2.4) billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected effective July 1, 2022, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following represents a rollforward of the activity for the Company’s securities for the nine months ended September 30, 2023:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2023	$62,274,895	$2,988,703	$526,309	$65,789,907
Purchases	30,200,558	720,749	76,166	30,997,473
Sales	(19,960,379)	(516,501)	(392,202)	(20,869,082)
Principal paydowns	(4,469,534)	(231,991)	(5,434)	(4,706,959)
(Amortization) / accretion	(130,409)	16,498	923	(112,988)
Fair value adjustment	(1,323,595)	69,354	16,620	(1,237,621)
Ending balance September 30, 2023	$66,591,536	$3,046,812	$222,382	$69,860,730

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$69,125,874	$1,672,690	$(1,412,998)	$69,385,566	$2,191	$(5,560,757)	$63,827,000
Adjustable-rate pass-through	196,754	18,400	(57)	215,097	2,311	(17,185)	200,223
CMO	96,050	1,675	—	97,725	—	(18,833)	78,892
Interest-only	2,057,592	437,034	—	437,034	4,483	(202,041)	239,476
Multifamily(1)	13,372,043	357,085	(4,239)	2,382,496	45	(164,227)	2,218,314
Reverse mortgages	27,356	3,251	—	30,607	—	(2,976)	27,631
Total agency securities	$84,875,669	$2,490,135	$(1,417,294)	$72,548,525	$9,030	$(5,966,019)	$66,591,536
Residential credit
Credit risk transfer	$941,199	$3,634	$(4,493)	$940,340	$43,760	$(1,149)	$982,951
Alt-A	145,165	9	(3,835)	141,339	270	(18,016)	123,593
Prime (2)	1,116,998	10,036	(21,503)	233,849	1,425	(47,072)	188,202
Subprime	254,577	—	(30,947)	223,630	1,955	(20,525)	205,060
NPL/RPL	1,299,627	6,257	(13,444)	1,292,440	334	(76,427)	1,216,347
Prime jumbo (>=2010 vintage) (3)	9,374,884	73,081	(50,446)	374,251	5,176	(48,768)	330,659
Total residential credit securities	$13,132,450	$93,017	$(124,668)	$3,205,849	$52,920	$(211,957)	$3,046,812
Total residential securities	$98,008,119	$2,583,152	$(1,541,962)	$75,754,374	$61,950	$(6,177,976)	$69,638,348
Commercial
Commercial securities	$224,701	$4	$(1,159)	$223,546	$113	$(1,277)	$222,382
Total securities	$98,232,820	$2,583,156	$(1,543,121)	$75,977,920	$62,063	$(6,179,253)	$69,860,730

	December 31, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,232,479	$2,105,813	$(1,003,225)	$64,335,067	$62,060	$(4,367,369)	$60,029,758
Adjustable-rate pass-through	232,028	17,065	(85)	249,008	2,138	(16,759)	234,387
CMO	101,543	1,781	—	103,324	—	(13,714)	89,610
Interest-only	1,824,339	438,295	—	438,295	153	(220,371)	218,077
Multifamily (1)	9,801,375	311,785	(1,021)	1,750,737	7,588	(84,160)	1,674,165
Reverse mortgages	28,478	3,379	—	31,857	—	(2,959)	28,898
Total agency investments	$75,220,242	$2,878,118	$(1,004,331)	$66,908,288	$71,939	$(4,705,332)	$62,274,895
Residential credit
Credit risk transfer	$1,013,368	$6,790	$(4,828)	$1,015,330	$6,629	$(24,402)	$997,557
Alt-A	111,009	9	(5,048)	105,970	—	(14,754)	91,216
Prime (2)	1,946,186	19,496	(17,375)	240,694	1,528	(44,352)	197,870
Subprime	202,304	—	(32,188)	170,116	1,275	(15,078)	156,313
NPL/RPL	1,426,616	1,624	(15,500)	1,412,740	87	(95,673)	1,317,154
Prime jumbo (>=2010 vintage) (3)	5,717,558	37,260	(29,242)	272,623	1,685	(45,715)	228,593
Total residential credit securities	$10,417,041	$65,179	$(104,181)	$3,217,473	$11,204	$(239,974)	$2,988,703
Total residential securities	$85,637,283	$2,943,297	$(1,108,512)	$70,125,761	$83,143	$(4,945,306)	$65,263,598
Commercial
Commercial securities	$546,499	$—	$(2,405)	$544,094	$—	$(17,785)	$526,309
Total securities	$86,183,782	$2,943,297	$(1,110,917)	$70,669,855	$83,143	$(4,963,091)	$65,789,907

(1) Principal/Notional amount includes $11.3 billion and $8.4 billion of Agency Multifamily interest-only securities as of September 30, 2023 and December 31, 2022, respectively.
(2) Principal/Notional amount includes $0.9 billion and $1.7 billion of Prime interest-only securities as of September 30, 2023 and December 31, 2022, respectively.
(3) Principal/Notional amount includes $9.0 billion and $5.5 billion of Prime Jumbo interest-only securities as of September 30, 2023 and December 31, 2022, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Investment Type	(dollars in thousands)
Fannie Mae	$60,747,738	$54,043,015
Freddie Mac	5,790,893	8,174,080
Ginnie Mae	52,905	57,800
Total	$66,591,536	$62,274,895

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at September 30, 2023 and December 31, 2022, according to their estimated weighted average life classifications:

	September 30, 2023		December 31, 2022
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$236,431	$248,290	$247,921	$264,637
Greater than one year through five years	1,973,697	2,104,247	3,002,471	3,206,250
Greater than five years through ten years	57,647,898	62,923,842	55,593,990	59,658,578
Greater than ten years	9,780,322	10,477,995	6,419,216	6,996,296
Total	$69,638,348	$75,754,374	$65,263,598	$70,125,761

The estimated weighted average lives of the Residential Securities at September 30, 2023 and December 31, 2022 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$63,715	$(2,060)	50	$33,061,267	$(3,448,120)	2,481
12 Months or more	17,603,446	(2,696,268)	1,873	1,260,378	(266,686)	129
Total	$17,667,161	$(2,698,328)	1,923	$34,321,645	$(3,714,806)	2,610

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
During the three and nine months ended September 30, 2023, the Company disposed of $6.9 billion and $20.5 billion amortized cost basis of Residential Securities, respectively. During the three and nine months ended September 30, 2022, the Company disposed of $11.6 billion and $21.0 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2023 and 2022, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2023	$10,048	$(612,665)	$(602,617)
September 30, 2022	$17,324	$(1,491,325)	$(1,474,001)
For the nine months ended
September 30, 2023	$23,813	$(1,747,514)	$(1,723,701)
September 30, 2022	$46,152	$(2,321,940)	$(2,275,788)

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of September 30, 2023 and December 31, 2022, the Company reported $1.8 billion and $1.8 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. If loans are held for sale and the fair value option was not elected, they are accounted for at the lower of cost or fair value. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.1 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $0.0 million and $1.6 million for the three months ended September 30, 2023 and 2022, respectively, and $0.2 million and $27.9 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the nine months ended September 30, 2023:

Residential
(dollars in thousands)
Beginning balance January 1, 2023	$1,809,832
Purchases / originations	3,438,802
Sales and transfers (1)	(3,375,118)
Principal payments	(82,602)
Gains / (losses)	8,093
(Amortization) / accretion	(5,867)
Ending balance September 30, 2023	$1,793,140

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $3.4 billion during the nine months ended September 30, 2023.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$13,243,486	$10,931,744
Unpaid principal balance	$14,910,846	$12,247,346
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022 for these investments, excluding loan warehouse facilities:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)
Interest income	$181,965	$109,973	$491,397	$275,083
Net gains (losses) on disposal of investments (1)	(1,087)	1,103	(3,358)	(11,555)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(418,776)	(541,771)	(326,096)	(1,281,501)
Total included in net income (loss)	$(237,898)	$(430,695)	$161,943	$(1,017,973)

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2023 and December 31, 2022 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2023		December 31, 2022
Property location	% of Balance	Property location	% of Balance
California	41.9%	California	44.8%
New York	10.3%	New York	10.3%
Florida	10.1%	Florida	8.3%
Texas	5.4%	Texas	5.1%
All other (none individually greater than 5%)	32.3%	All other (none individually greater than 5%)	31.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$477	$3 - $4,396	$489
Interest rate	2.00% - 12.00%	5.28%	2.00% - 15.00%	4.61%
Maturity	7/1/2029 - 9/1/2063	2/9/2052	7/1/2029 - 1/1/2063	10/6/2051
FICO score at loan origination	549 - 839	758	588 - 831	759
Loan-to-value ratio at loan origination	5% - 100%	68%	5% - 100%	68%
At September 30, 2023 and December 31, 2022, approximately 12% and 11%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company participated in an arrangement that provided a residential mortgage loan warehouse facility to a third-party originator. The arrangement was not renewed and expired during the quarter-ended September 30, 2023. The Company had elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At December 31, 2022, there were no outstanding balances on this warehouse facility.
Corporate Debt
In April 2022, the Company entered into a definitive agreement to sell substantially all of the corporate loan interests held by the middle market lending (“MML”) business operated by the Company, as well as assets managed for third parties (collectively, the “MML Portfolio”). All of the assets comprising the MML Portfolio were transferred by the end of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

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
The following tables present activity related to MSR and Interests in MSR for the three and nine months ended September 30, 2023 and 2022:

Mortgage Servicing Rights	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)
Fair value, beginning of period	$2,018,896	$1,421,420	$1,748,209	$544,562
Purchases (1)	185,299	182,784	399,450	866,767
Transfers	—	82,650	—	82,650
Sales	—	—	—	(9,076)
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	62,315	43,274	172,845	281,843
Other changes, including realization of expected cash flows	(31,697)	(24,874)	(85,691)	(61,492)
Fair value, end of period	$2,234,813	$1,705,254	$2,234,813	$1,705,254

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
	(dollars in thousands)
Beginning balance	$83,622	$69,316
Purchases (1)	—	4,860
Transfers	(82,650)	(82,650)
Gain (loss) included in net income	(972)	8,474
Ending balance	$—	$—

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.2 billion at September 30, 2023. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions which provide non-recourse financing to the Company that are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the year are included in the following table:

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2023-NQM1	January 2023	$405,209
OBX 2023-J1	February 2023	$305,755
OBX 2023-NQM2	February 2023	$420,650
OBX 2023-NQM3	April 2023	$407,525
OBX 2023-NQM4	May 2023	$394,291
OBX 2023-INV1	May 2023	$314,839
OBX 2023-NQM5	June 2023	$390,271
OBX 2023-NQM6	July 2023	$400,530
OBX 2023-NQM7	September 2023	$411,133
As of September 30, 2023 and December 31, 2022, a total carrying value of $10.0 billion and $7.7 billion, respectively, of bonds were held by third parties and the Company retained $1.2 billion and $1.0 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $1.9 million and $1.7 million of costs during the three months ended September 30, 2023 and 2022, respectively, and $5.9 million and $6.8 million of costs during the nine months ended September 30, 2023 and 2022, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $11.5 billion and $9.0 billion at September 30, 2023 and December 31, 2022, respectively. During the three months ended September 30, 2023 and 2022, the Company recorded $294.9 million and $343.5 million, respectively, and $213.5 million and $1.0 billion during the nine months ended September 30, 2023 and 2022 of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
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

Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of September 30, 2023 and December 31, 2022, the Company had outstanding participating interests in residential mortgage loans of $788.4 million and $800.8 million, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

9. SALE OF MIDDLE MARKET LENDING PORTFOLIO

In April 2022, the Company entered into a definitive agreement to sell substantially all of the MML Portfolio for $2.4 billion. The Company’s loans, having an unpaid principal balance of $1.9 billion, were transferred for cash proceeds of $1.9 billion and a realized gain of $20.4 million was recorded during the year ended December 31, 2022. All of the assets comprising the MML Portfolio were transferred by the end of 2022.

10. DERIVATIVE INSTRUMENTS

Derivative instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA derivatives, U.S. Treasury and Secured Overnight Financing Rate (“SOFR”) futures contracts and certain forward purchase commitments. The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives referencing the commercial mortgage-backed securities index and synthetic total return swaps.
In connection with the Company’s investment/market rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts, which include interest rate swaps, swaptions and futures contracts. The Company may also enter into TBA derivatives, U.S. Treasury futures contracts, certain forward purchase commitments and credit derivatives to economically hedge its exposure to market risks. The purpose of using derivatives is to manage overall portfolio risk with the potential to generate additional income for distribution to stockholders. These derivatives are subject to changes in market values resulting from changes in interest rates, volatility, Agency mortgage-backed security spreads to U.S. Treasuries and market liquidity. The use of derivatives also creates exposure to credit risk

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the stated contract. Additionally, the Company may have to pledge cash or assets as collateral for the derivative transactions, the amount of which may vary based on the market value and terms of the derivative contract. In the case of market agreed coupon (“MAC”) interest rate swaps, the Company may make or receive a payment at the time of entering into such interest rate swaps, which represents fair value of these swaps, to compensate for the out of market nature of such interest rate swaps. Subsequent changes in fair value from inception of these interest rate swaps are reflected within Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). Similar to other interest rate swaps, the Company may have to pledge cash or assets as collateral for the MAC interest rate swap transactions. In the event of a default by the counterparty, the Company could have difficulty obtaining its pledged collateral as well as receiving payments in accordance with the terms of the derivative contracts.
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At September 30, 2023 and December 31, 2022, ($4.4) billion and ($3.2) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk.  In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. The Company may have outstanding interest rate swap agreements where the floating leg is linked to SOFR, the overnight index swap rate or another index. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps, including MAC interest rate swaps, are generally fair valued using the DCO’s market values. If an interest rate swap is terminated, the realized gain (loss) on the interest rate swap would be equal to the difference between the cash received or paid and fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes fair value information about the Company’s derivative assets and liabilities at September 30, 2023 and December 31, 2022:

Derivatives Instruments	September 30, 2023	December 31, 2022
Assets	(dollars in thousands)
Interest rate swaps	$95,553	$33,006
Interest rate swaptions	185,504	256,991
TBA derivatives	7,232	17,056
Futures contracts	256,778	33,179
Purchase commitments	4,766	1,832
Total derivative assets	$549,833	$342,064
Liabilities
Interest rate swaps	$9,300	$108,724
TBA derivatives	46,735	69,270
Futures contracts (1)	38,062	11,919
Purchase commitments	3,519	460
Credit derivatives (2)	—	13,799
Total derivative liabilities	$97,616	$204,172

(1) As of September 30, 2023, this includes $38.1 million of SOFR futures options.
(2) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $420.0 million at December 31, 2022, plus any coupon shortfalls on the underlying tranche. As of December 31, 2022 the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

The following tables summarize certain characteristics of the Company’s interest rate swaps at September 30, 2023 and December 31, 2022:

September 30, 2023
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$18,782,358	2.28%	5.20%	0.76
3 - 6 years	7,964,799	2.89%	5.30%	4.36
6 - 10 years	28,331,637	2.71%	5.33%	7.89
Greater than 10 years	2,640,760	3.63%	5.24%	20.86
Total / Weighted average	$57,719,554	2.61%	5.27%	5.68

December 31, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$26,355,700	0.88%	4.33%	0.75
3 - 6 years	1,120,400	2.53%	3.95%	4.07
6 - 10 years	22,492,200	2.54%	4.24%	8.76
Greater than 10 years	2,309,000	3.49%	4.26%	22.93
Total / Weighted average	$52,277,300	1.74%	4.28%	5.25

(1) As of September 30, 2023, 11% and 89% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively. As of December 31, 2022, 17%, 23% and 60% of the Company’s interest rate swaps were linked to LIBOR, the Federal funds rate and the SOFR, respectively.
(2) As of September 30, 2023, notional amount includes $734.0 million of forward starting pay fixed swaps. There were no forward starting swaps at December 31, 2022.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s swaptions at September 30, 2023 and December 31, 2022:

September 30, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,500,000	2.17%	SOFR	7.45	9.42
Long receive	$500,000	1.65%	SOFR	10.55	6.60

December 31, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	8.19	14.28
Long receive	$750,000	1.57%	3M LIBOR	11.07	12.82
The following tables summarize certain characteristics of the Company’s TBA derivatives at September 30, 2023 and December 31, 2022:

September 30, 2023
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,804,000	$2,738,128	$2,693,325	$(44,803)
Sale contracts	(854,000)	(773,011)	(767,711)	5,300
Net TBA derivatives	$1,950,000	$1,965,117	$1,925,614	$(39,503)

December 31, 2022
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,589,000	$10,675,739	$10,623,350	$(52,389)
Sale contracts	(44,000)	(44,849)	(44,674)	175
Net TBA derivatives	$10,545,000	$10,630,890	$10,578,676	$(52,214)

The following tables summarize certain characteristics of the Company’s futures derivatives at September 30, 2023 and December 31, 2022:

September 30, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(12,261,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(7,308,200)	9.80
Total	$—	$(19,569,600)	4.89

December 31, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(8,518,400)	1.96
U.S. Treasury futures - 5 year	—	(5,803,400)	4.37
U.S. Treasury futures - 10 year and greater	—	(6,866,900)	8.15
Total	$—	$(21,188,700)	4.63

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in our Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022, respectively.

September 30, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$95,553	$(20,765)	$(52,113)	$22,675
Interest rate swaptions, at fair value	185,504	(67,280)	(117,390)	834
TBA derivatives, at fair value	7,232	(687)	(5,090)	1,455
Futures contracts, at fair value	256,778	(38,062)	—	218,716
Purchase commitments	4,766	—	—	4,766
Liabilities
Interest rate swaps, at fair value	$9,300	$(9,300)	$—	$—
TBA derivatives, at fair value	46,735	(45,423)	—	1,312
Futures contracts, at fair value (1)	38,062	(38,062)	—	—
Purchase commitments	3,519	—	—	3,519
(1) As of September 30, 2023, this includes $38.1 million of SOFR futures options.
December 31, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$33,006	$(24,625)	$—	$8,381
Interest rate swaptions, at fair value	256,991	—	—	256,991
TBA derivatives, at fair value	17,056	(16,875)	—	181
Futures contracts, at fair value	33,179	(2,414)	—	30,765
Purchase commitments	1,832	—	—	1,832
Liabilities
Interest rate swaps, at fair value	$108,724	$(24,625)	$(1,251)	$82,848
TBA derivatives, at fair value	69,270	(16,875)	—	52,395
Futures contracts, at fair value	11,919	(2,414)	(9,505)	—
Purchase commitments	460	—	—	460
Credit derivatives	13,799	—	(9,291)	4,508
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
September 30, 2023	$394,677	$16,416	$1,475,547
September 30, 2022	$141,110	$(83,393)	$1,251,350
For the nine months ended
September 30, 2023	$1,205,676	$(81,255)	$1,360,977
September 30, 2022	$79,561	$(83,409)	$3,472,326
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(81,964)	$(41,777)	$(123,741)
Net interest rate swaptions	(27,860)	(51,041)	(78,901)
Futures (1)	309,397	131,578	440,975
Purchase commitments	—	2,457	2,457
Total			$240,790

(1) For the three months ended September 30, 2023, this includes $13.2 million of unrealized gain and ($18.9) million of realized loss related to SOFR futures options.

Three Months Ended September 30, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(430,528)	$(577,156)	$(1,007,684)
Net interest rate swaptions	(18,949)	30,610	11,661
Futures	611,661	1,197,942	1,809,603
Purchase commitments	—	(4,530)	(4,530)
Credit derivatives	1,105	(1,982)	(877)
Total			$808,173

Nine Months Ended September 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(136,452)	$12,710	$(123,742)
Net interest rate swaptions	(25,538)	(43,627)	(69,165)
Futures (1)	185,716	229,940	415,656
Purchase commitments	—	(122)	(122)
Credit derivatives	(19,282)	13,260	(6,022)
Total			$216,605

(1) For the nine months ended September 30, 2023, this includes ($5.6) million of unrealized loss and ($18.9) million of realized loss related to SOFR futures options.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at September 30, 2023.

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
Residential Securities, residential mortgage loans, interest rate swap and swaption markets and TBA derivatives are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Securities, residential mortgage loans, interest rate swaps, swaptions and TBA derivatives markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Securities, residential mortgage loans, interest rate swaps, swaptions and TBA derivatives as Level 2 inputs in the fair value hierarchy.
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

September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,591,536	$—	$66,591,536
Credit risk transfer securities	—	982,951	—	982,951
Non-Agency mortgage-backed securities	—	2,063,861	—	2,063,861
Commercial mortgage-backed securities	—	222,382	—	222,382
Loans
Residential mortgage loans	—	1,793,140	—	1,793,140
Mortgage servicing rights	—	—	2,234,813	2,234,813
Assets transferred or pledged to securitization vehicles	—	11,450,346	—	11,450,346
Derivative assets
Interest rate swaps	—	95,553	—	95,553
Other derivatives	256,778	197,502	—	454,280
Total assets	$256,778	$83,397,271	$2,234,813	$85,888,862
Liabilities
Debt issued by securitization vehicles	—	9,983,847	—	9,983,847
Participations issued	—	788,442	—	788,442
Derivative liabilities
Interest rate swaps	—	9,300	—	9,300
Other derivatives	38,062	50,254	—	88,316
Total liabilities	$38,062	$10,831,843	$—	$10,869,905

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$62,274,895	$—	$62,274,895
Credit risk transfer securities	—	997,557	—	997,557
Non-Agency mortgage-backed securities	—	1,991,146	—	1,991,146
Commercial mortgage-backed securities	—	526,309	—	526,309
Loans
Residential mortgage loans	—	1,809,832	—	1,809,832
Mortgage servicing rights	—	—	1,748,209	1,748,209
Assets transferred or pledged to securitization vehicles	—	9,121,912	—	9,121,912
Derivative assets
Interest rate swaps	—	33,006	—	33,006
Other derivatives	33,179	275,879	—	309,058
Total assets	$33,179	$77,030,536	$1,748,209	$78,811,924
Liabilities
Debt issued by securitization vehicles	$—	$7,744,160	$—	$7,744,160
Participations issued	—	800,849	—	800,849
Derivative liabilities
Interest rate swaps	—	108,724	—	108,724
Other derivatives	11,919	83,529	—	95,448
Total liabilities	$11,919	$8,737,262	$—	$8,749,181

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
The following table presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSR and Interests in MSR. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

Unobservable Input (1)	Range (Weighted Average) (2)
	September 30, 2023	December 31, 2022
Discount rate	8.0% - 10.6% (9.4%)	8.4% - 10.7% (9.7%)
Prepayment rate	4.4% - 8.2% (4.9%)	4.8% - 8.1% (5.4%)
Delinquency rate	0.2% - 3.9% (1.2%)	0.2% - 4.5% (1.3%)
Cost to service	$84 - $109 ($94)	$86 - $118 ($95)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$64,693,821	$64,693,821	$59,512,597	$59,512,597
Other secured financing	500,000	500,000	250,000	250,000

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
The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2023.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2023	$16,679
Impairment	(1,626)
Less: amortization expense	(2,275)
Ending balance September 30, 2023	$12,778

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
The Company had outstanding $64.7 billion and $59.5 billion of repurchase agreements with weighted average remaining maturities of 52 days and 27 days at September 30, 2023 and December 31, 2022, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $2.0 billion with remaining capacity of $1.2 billion at September 30, 2023.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At September 30, 2023 and December 31, 2022, the repurchase agreements had the following remaining maturities, collateral types and weighted average rates:

September 30, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	28,460,244	523,341	792,578	45,874	138,742	29,960,779	5.50%
30 to 59 days	23,356,529	141,111	751,919	—	—	24,249,559	5.52%
60 to 89 days	641,116	—	494,951	—	—	1,136,067	5.96%
90 to 119 days	2,579	—	108,720	185,443	—	296,742	6.95%
Over 119 days (1)	8,366,932	—	163,761	519,981	—	9,050,674	5.61%
Total	$60,827,400	$664,452	$2,311,929	$751,298	$138,742	$64,693,821	5.54%

December 31, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements	Weighted Average Rate
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—	—%
2 to 29 days	30,244,050	193,069	524,432	200,931	263,711	31,426,193	4.27%
30 to 59 days	21,200,770	149,733	632,673	—	124,390	22,107,566	4.18%
60 to 89 days	4,410,473	—	782,905	—	68,647	5,262,025	4.59%
90 to 119 days	—	125,893	73,251	168,656	—	367,800	5.82%
Over 119 days (1)	—	—	—	349,013	—	349,013	6.37%
Total	$55,855,293	$468,695	$2,013,261	$718,600	$456,748	$59,512,597	4.29%

(1) 4% of repurchase agreements had a remaining maturity over 1 year at September 30, 2023. No repurchase agreements had a remaining maturity over 1 year at December 31, 2022.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2023 and December 31, 2022. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2023		December 31, 2022
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$—	$64,693,821	$—	$59,512,597
Amounts offset	—	—	—	—
Netted amounts	$—	$64,693,821	$—	$59,512,597

Other Secured Financing - As of September 30, 2023, the Company had $750 million in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of September 30, 2023 totaled $500.0 million with maturities ranging between one to three years. The weighted average interest rate of the borrowings was 8.08% as of September 30, 2023. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2022.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $67.9 billion and $284.1 million, respectively, at September 30, 2023 and $62.2 billion and $226.4 million, respectively, at December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2023 and December 31, 2022.

	Shares authorized		Shares issued and outstanding
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	Par Value
Common stock	1,468,250,000	2,936,500,000	494,814,038	468,309,810	$0.01
In December 2020, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and nine months ended September 30, 2023 and 2022, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

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
During the three and nine months ended September 30, 2023, under the at-the-market sales program, the Company issued 0.9 million and 26.2 million shares for proceeds of $17.8 million and $580.5 million, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2022, under the at-the-market sales program, the Company issued 36.8 million and 45.2 million shares for proceeds of $913.9 million and $1.1 billion, respectively, each net of commissions and fees. The 2022 share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
During the three months ended September 30, 2022, the Company closed the public offering of an original issuance of 25 million shares of common stock for proceeds of $665.0 million before deducting offering expenses. During the nine months ended September 30, 2022, the Company closed two public offerings for an aggregate original issuance of 50 million shares of common stock for aggregate proceeds of $1.31 billion before deducting offering expenses. In connection with each offering, the Company granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full in both instances, resulting in an additional $99.8 million and $196.5 million in proceeds before deducting offering expenses for the three and nine months ended September 30, 2022, respectively.
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2023 and December 31, 2022. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

(1) Subject to the Company’s right under limited circumstances to redeem preferred stock earlier in order to preserve its qualification as a REIT or under limited circumstances related to a change in control of the Company.
(2) For each series of fixed-to-floating rate cumulative redeemable preferred stock, the floating rate is calculated as 3-month CME Term SOFR (plus a spread adjustment of 0.26161%) plus the spread specified in the prospectus.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and nine months ended September 30, 2023.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$323,164	$413,150	$968,111	$1,090,814
Distributions declared per common share	$0.65	$0.88	$1.95	$2.64
Distributions paid to common stockholders after period end	$321,629	$411,762	$321,629	$411,762
Distributions paid per common share after period end	$0.65	$0.88	$0.65	$0.88
Date of distributions paid to common stockholders after period end	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022
Dividends declared to series F preferred stockholders	$18,956	$12,510	$54,732	$37,530
Dividends declared per share of series F preferred stock	$0.658	$0.434	$1.900	$1.303
Dividends declared to series G preferred stockholders	$10,431	$6,906	$27,362	$20,718
Dividends declared per share of series G preferred stock	$0.614	$0.406	$1.610	$1.219
Dividends declared to series I preferred stockholders	$7,467	$7,467	$22,401	$22,401
Dividends declared per share of series I preferred stock	$0.422	$0.422	$1.266	$1.266

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

The following table presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	(dollars in thousands)
Agency securities	$753,007	$517,528	$2,043,021	$1,537,614
Residential credit securities	57,229	41,388	167,451	93,547
Residential mortgage loans (1)	181,965	109,977	491,398	275,113
Commercial investment portfolio (1) (2)	5,812	8,853	24,009	72,711
Reverse repurchase agreements	3,472	742	15,350	968
Total interest income	$1,001,485	$678,488	$2,741,229	$1,979,953
Interest expense
Repurchase agreements	917,997	324,573	2,457,996	457,060
Debt issued by securitization vehicles	116,962	64,593	307,715	149,521
Participations issued	11,860	9,727	33,352	24,958
Other	—	1,598	—	14,349
Total interest expense	1,046,819	400,491	2,799,063	645,888
Net interest income	$(45,334)	$277,997	$(57,834)	$1,334,065

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

16. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands, except per share data)
Net income (loss)	$(569,084)	$(273,977)	$(1,247,225)	$2,613,234
Net income (loss) attributable to noncontrolling interests	(6,879)	1,287	(7,797)	(453)
Net income (loss) attributable to Annaly	(562,205)	(275,264)	(1,239,428)	2,613,687
Dividends on preferred stock	36,854	26,883	104,495	80,649
Net income (loss) available (related) to common stockholders	$(599,059)	$(302,147)	$(1,343,923)	$2,533,038
Weighted average shares of common stock outstanding-basic	494,330,361	429,858,876	492,744,997	392,172,655
Add: Effect of stock awards, if dilutive	—	—	—	272,379
Weighted average shares of common stock outstanding-diluted	494,330,361	429,858,876	492,744,997	392,445,034
Net income (loss) per share available (related) to common share
Basic	$(1.21)	$(0.70)	$(2.73)	$6.46
Diluted	$(1.21)	$(0.70)	$(2.73)	$6.45
The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2023 excludes 1.9 million and 1.8 million, respectively, and for the three and nine months ended September 30, 2022 excludes 1.4 million and 0.7 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

17. INCOME TAXES

For the three months ended September 30, 2023, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2023 and December 31, 2022.
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
During the three and nine months ended September 30, 2023, the Company recorded $12.4 million and $37.7 million, respectively, of income tax expense attributable to its TRSs. During the three and nine months ended September 30, 2022, the Company recorded ($4.3) million and $45.7 million, respectively, of income tax expense/(benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2019 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

18. RISK MANAGEMENT

The primary risks to the Company are liquidity and funding risk, investment/market risk, credit risk and operational risk. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the Company’s control. Changes in the general level of interest rates can affect net interest income, which is the difference between the interest income earned on interest earning assets and the interest expense incurred in connection with the interest bearing liabilities, by affecting the spread between the interest earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the value of the interest earning assets and the Company’s ability to realize gains from the sale of these assets. A decline in the value of the interest earning assets pledged as collateral for borrowings under repurchase agreements and derivative contracts could result in the counterparties demanding additional collateral or liquidating some of the existing collateral to reduce borrowing levels.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and four years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2023 and 2022 was $0.8 million and $2.4 million, and $0.8 million and $2.4 million, respectively.
Supplemental information related to leases as of and for the nine months ended September 30, 2023 was as follows:

Operating Leases	Classification	September 30, 2023
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$6,693
Liabilities
Operating lease liabilities (1)	Other liabilities	$8,470
Lease term and discount rate
Weighted average remaining lease term		2.2 years
Weighted average discount rate (1)		3.3%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,056
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2023 (remaining)	$1,025
2024	4,107
2025	3,149
2026	261
2027	269
Later years	23
Total lease payments	$8,834
Less imputed interest	364
Present value of lease liabilities	$8,470

Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2023 and December 31, 2022.

20. SUBSEQUENT EVENTS

In October 2023, the Company completed and closed the securitization of residential mortgage loans, OBX 2023-NQM8, with a face value of $406.7 million. The securitization represents financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.
In October 2023, the Company closed a new $300 million credit facility for the Company’s residential mortgage loans.
In October 2023, the Company exercised the $250 million accordion in an existing facility for financing its MSR investments.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	35
Reverse Stock Split	35
Business Environment	35
Economic Environment	36
London Interbank Offered Rate (“LIBOR”) Transition	37
Results of Operations	37
Net Income (Loss) Summary	38
Non-GAAP Financial Measures	40
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	40
Premium Amortization Expense	42
Economic Leverage and Economic Capital Ratios	42
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	43
Experienced and Projected Long-term CPR	44
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	45
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	46
Other Income (Loss)	47
General and Administrative Expenses	49
Return on Average Equity	49
Unrealized Gains and Losses - Available-for-Sale Investments	49
Financial Condition	50
Residential Securities	50
Contractual Obligations	53
Commitments and Contractual Obligations with Unconsolidated Entities	53
Capital Management	53
Stockholders’ Equity	54
Capital Stock	54
Leverage and Capital	55
Risk Management	55
Risk Appetite	55
Governance	56
Description of Risks	57
Liquidity and Funding Risk Management	57
Funding	57
Excess Liquidity	59
Maturity Profile	59
Stress Testing	61
Liquidity Management Policies	61
Investment/Market Risk Management	61
Credit Risk Management	62
Counterparty Risk Management	62
Operational Risk Management	63
Compliance, Regulatory and Legal Risk Management	64
Critical Accounting Estimates	64
Valuation of Financial Instruments	65
Residential Securities	65
Residential Mortgage Loans	65
MSR	65
Interest Rate Swaps	66
Revenue Recognition	66
Consolidation of Variable Interest Entities	66
Use of Estimates	66
Glossary of Terms	67

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

Business Environment
The third quarter of 2023 was characterized by a sharp rise in long-term interest rates as the 10-year Treasury yield rose nearly 75 basis points during the quarter, with a majority of the increase occurring in the second half of the quarter. The notable move was in part driven by rising commodity prices, strong U.S. economic data, and the Federal Reserve’s (the “Fed”) messaging that it intends to keep interest rates elevated for as long as necessary to return inflation back to its 2% target. The main driver for higher yields, however, has been a shift in perception around U.S. government debt that began with the U.S. Treasury Department’s Quarterly Refunding announcement. After increasing issuance in short-term securities following Congress raising the U.S. debt ceiling in early June, the U.S. Treasury began to increase issuance in longer-term securities in August and signaled further increases in coming quarters.
This higher supply has been met with lackluster demand as the Fed continues to decrease its securities portfolio, banks remain sidelined given the sizeable unrealized losses on their bond portfolios and foreign central bank buying has been muted. Consequently, money managers, pensions and ultimately households are the main source of demand for Treasuries and Agency MBS. However, household savings rates remain below historical averages and these savings are being allocated to short-term fixed income instruments, best seen through the record $6 trillion in money market mutual fund holdings. These supply and demand dynamics in the Treasury market contributed meaningfully to higher long-term yields as investors demand more compensation to hold such securities.
As it relates to the broader U.S. economy, third quarter growth was supported by strong consumption and sound investment activity while the labor market remained robust as discussed further below. Inflation has shown continued moderation in core measures that exclude volatile food and energy prices, whereas higher energy costs have lifted headline inflation figures. Despite the sound performance during the quarter, it appears that a number of headwinds are building for the economy, including tighter financial conditions from the rise in long-term Treasury yields and elevated geopolitical risks. Nevertheless, hard economic data has shown little evidence of a meaningful slowdown thus far.
Rising term premiums and continued high interest rate volatility contributed to significant underperformance in Agency MBS during the quarter, which was exacerbated by a pullback in demand from the money manager community that remains the primary source of demand for Agency MBS. As a result, spreads widened roughly 15-20 basis points on the quarter. These factors weighed on our performance during the quarter, resulting in a negative 8.8% economic return.
With respect to our Agency MBS portfolio, the notional value of our holdings was relatively unchanged over the quarter. Consistent with prior quarters, we continued to migrate up in coupon, adding production coupon specified pools, which increased our allocation to 6.0% coupons and higher to roughly 10% of our total Agency portfolio. As we have for much of the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
year, we favored specified pools over TBAs in order to improve portfolio convexity and benefit from lower financing costs. With regards to our interest rate hedging strategy, we were active in adding longer-end Treasury future hedges early in the quarter, as most of our asset duration is concentrated between the seven- and twenty-year term.
Unlike Agency MBS, spreads were resilient across sectors of Residential Credit in the third quarter, driven by limited issuance, supportive housing fundamentals, and a still generally healthy consumer. Our Residential Credit portfolio ended the quarter modestly higher at $5.3 billion in market value, predominantly attributable to an increase in our whole loan portfolio. We settled $1.5 billion of expanded credit loans during the quarter, with approximately 80% sourced directly from our correspondent channel.
The continued expansion of the correspondent channel of our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) allowed our team to more than double our second quarter whole loan production while maintaining our conservative lending standards. We closed two non-qualified mortgage (“Non-QM”) securitization transactions totaling $812 million during the third quarter, generating $98 million of retained assets across Onslow Bay and our joint venture. Post quarter-end, we closed another Non-QM securitization for an additional $59 million in retained assets. Onslow Bay remains the largest non-bank issuer of new origination collateral with 2023 year-to-date issuance of $3.9 billion.
Our MSR portfolio grew by $90 million in the third quarter and $480 million year-to-date, ending the quarter at $2.3 billion in market value and more than $150 billion in unpaid principal balance. Onslow Bay is now a top ten non-bank servicer – servicing nearly 2% of outstanding Agency MBS loans. We continue to benefit from our low-note rate, high credit quality book of MSR, which has seen a valuation multiple increase of 0.4x year-to-date in the current rate environment. Our cash flows remained highly stable, as demonstrated by low prepayment speeds and minimal delinquencies, both consistent with the prior quarter.

Economic Environment
U.S. economic activity remained resilient to tighter financial conditions in the third quarter as gross domestic product rose 4.9% on a seasonally adjusted annualized rate. Consumer spending improved over the period, supported by the ongoing strength of the labor market and healthy household balance sheets. Meanwhile, housing activity weakened as mortgage rates have reached multi-decade highs, home prices remain elevated, and available-for-sale inventory has diminished. The effect of the resumption of student debt payments on disposable income, tighter credit conditions, and higher long-term interest rates are potential headwinds to growth in the near term.
As discussed above, the U.S. labor market has remained strong, while the imbalance between labor demand and supply appears to be easing. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose at a stronger rate than the prior quarter, with a monthly average 266,000 workers added in the third quarter compared to an average 201,000 workers in the second quarter due to continued job gains in leisure and healthcare. The unemployment rate ended the quarter at 3.8%, modestly higher than the historically low level of 3.4% reached earlier this year. Labor demand has remained high, with job openings, as measured by the Bureau of Labor Statistics, increasing by 388,000 openings in the quarter and still significantly above pre-COVID averages. At the same time, the labor force participation rate and the employment-to-population rate rose, signaling more individuals seeking employment. Wage growth, as measured by the year-over-year change in the Employment Cost Index, fell from 4.5% in the second quarter to 4.3% in the third quarter.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remain above the Fed’s 2% inflation target. Inflation increased modestly during the quarter driven in large part by higher commodity prices as the headline PCE measure rose to 3.4% year-over-year in September, compared to 3.2% in June. The more stable core PCE measure, which excludes volatile food and energy prices, registered a 3.7% year-over-year increase in September, lower than the 4.3% in June. Price pressures outside of commodities continue to moderate, particularly in sectors that spiked from post-pandemic dislocations, such as vehicle prices and shelter. While forecasts continue to see further moderation in coming months, the tight labor market and healthy state of the economy suggest risks of reacceleration remain.
The Federal Reserve’s Open Market Committee (“FOMC”) conducts monetary policy with a dual mandate: to ensure full employment and stable prices. In furtherance thereof, the FOMC aggressively tightened monetary policy throughout 2022 and the beginning of 2023, although the pace of tightening has slowed to provide time to assess incoming data and the lagged effects of tightening thus far. The FOMC raised the Federal Funds Target Rate by 25 basis points to the 5.25% - 5.50% range during the third quarter and signaled a more cautious approach to further hikes. While forecasts from the September FOMC meeting showed that the majority of Committee members anticipate one more hike this year, some Fed officials have suggested that the recent tightening in financial conditions alongside a moderation in inflation will keep monetary policy on hold at current rates. Meanwhile, the Federal Reserve balance sheet continues to decline at a pace of up to $95 billion per month across U.S. Treasuries and Agency MBS.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
During the third quarter of 2023, the 10-year U.S. Treasury rate increased from 3.84% on June 30, 2023 to 4.57% on September 30, 2023. The significant repricing of the long-end of the yield curve led interest rate volatility to remain meaningfully elevated during the quarter. The mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, remained historically wide and closed the quarter at 179 basis points given continued tightening in monetary policy, high financial market volatility, and reduced investor demand for Agency MBS.
The following table presents interest rates and spreads at each date presented:

	September 30, 2023	December 31, 2022	September 30, 2022
30-Year mortgage current coupon	6.36%	5.39%	5.68%
Mortgage basis	179 bps	152 bps	185 bps
10-Year U.S. Treasury rate	4.57%	3.87%	3.83%
OIS SOFR Swaps
1-Month	5.32%	4.36%	3.05%
6-Month	5.45%	4.80%	4.00%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2023 and 2022.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
Interest income	$1,001,485	$678,488	$2,741,229	$1,979,953
Interest expense	1,046,819	400,491	2,799,063	645,888
Net interest income	(45,334)	277,997	(57,834)	1,334,065
Servicing and related income	97,620	74,486	265,683	164,886
Servicing and related expense	9,623	7,780	26,433	17,486
Net servicing income	87,997	66,706	239,250	147,400
Other income (loss)	(559,446)	(585,069)	(1,267,287)	1,297,150
Less: Total general and administrative expenses	39,909	37,922	123,652	119,724
Income (loss) before income taxes	(556,692)	(278,288)	(1,209,523)	2,658,891
Income taxes	12,392	(4,311)	37,702	45,657
Net income (loss)	(569,084)	(273,977)	(1,247,225)	2,613,234
Less: Net income (loss) attributable to noncontrolling interests	(6,879)	1,287	(7,797)	(453)
Net income (loss) attributable to Annaly	(562,205)	(275,264)	(1,239,428)	2,613,687
Less: Dividends on preferred stock	36,854	26,883	104,495	80,649
Net income (loss) available (related) to common stockholders	$(599,059)	$(302,147)	$(1,343,923)	$2,533,038
Net income (loss) per share available (related) to common stockholders
Basic	$(1.21)	$(0.70)	$(2.73)	$6.46
Diluted	$(1.21)	$(0.70)	$(2.73)	$6.45
Weighted average number of common shares outstanding
Basic	494,330,361	429,858,876	492,744,997	392,172,655
Diluted	494,330,361	429,858,876	492,744,997	392,445,034
Other information
Investment portfolio at period-end	$85,339,029	$79,309,699	$85,339,029	$79,309,699
Average total assets	$89,489,450	$79,522,007	$86,915,407	$77,998,303
Average equity	$11,282,201	$11,020,728	$11,460,715	$11,678,888
GAAP leverage at period-end (1)	7.1:1	5.8:1	7.1:1	5.8:1
GAAP capital ratio at period-end (2)	11.9%	12.8%	11.9%	12.8%
Annualized return on average total assets	(2.54%)	(1.38%)	(1.91%)	4.47%
Annualized return on average equity	(20.18%)	(9.94%)	(14.51%)	29.83%
Net interest margin (3)	(0.20%)	1.42%	(0.09%)	2.39%
Average yield on interest earning assets (4)	4.49%	3.47%	4.25%	3.55%
Average GAAP cost of interest bearing liabilities (5)	5.27%	2.38%	4.95%	1.36%
Net interest spread	(0.78%)	1.09%	(0.70%)	2.19%
Weighted average experienced CPR for the period	7.3%	9.8%	6.6%	13.8%
Weighted average projected long-term CPR at period-end	7.1%	7.6%	7.1%	7.6%
Common stock book value per share	$18.25	$19.94	$18.25	$19.94
Non-GAAP metrics *
Interest income (excluding PAA)	$995,423	$633,074	$2,723,735	$1,627,502
Economic interest expense (5)	$652,142	$259,381	$1,593,387	$566,327
Economic net interest income (excluding PAA)	$343,281	$373,693	$1,130,348	$1,061,175
Premium amortization adjustment cost (benefit)	$(6,062)	$(45,414)	$(17,494)	$(352,451)
Earnings available for distribution (6)	$361,979	$480,696	$1,178,584	$1,402,129
Earnings available for distribution per average common share	$0.66	$1.06	$2.18	$3.37
Annualized EAD return on average equity (excluding PAA)	12.96%	17.57%	13.84%	16.09%
Economic leverage at period-end (1)	6.4:1	7.1:1	6.4:1	7.1:1
Economic capital ratio at period-end (2)	13.1%	11.8%	13.1%	11.8%
Net interest margin (excluding PAA) (3)	1.48%	1.98%	1.63%	2.07%
Average yield on interest earning assets (excluding PAA) (4)	4.46%	3.24%	4.22%	2.92%
Average economic cost of interest bearing liabilities (5)	3.28%	1.54%	2.82%	1.19%
Net interest spread (excluding PAA)	1.18%	1.70%	1.40%	1.73%

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
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is (5.04%) and (2.49%) for the three months ended September 30, 2023 and 2022, respectively, and (10.88%) and 22.38% for the nine months ended September 30, 2023 and 2022, respectively.

GAAP
Net income (loss) was ($569.1) million, which includes ($6.9) million attributable to noncontrolling interests, or ($1.21) per average basic common share, for the three months ended September 30, 2023 compared to ($274.0) million, which includes $1.3 million attributable to noncontrolling interests, or ($0.70) per average basic common share, for the same period in 2022. We attribute the majority of the change in net income (loss) to an unfavorable change in net interest income, partially offset by a favorable change in other, net, and net servicing income. Net interest income for the three months ended September 30, 2023 was ($45.3) million compared to $278.0 million for the same period in 2022. Other, net for the three months ended September 30, 2023 was $26.3 million compared to $1.5 million for the same period in 2022. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes. Net servicing income for the three months ended September 30, 2023 was $88.0 million compared to $66.7 million for the same period in 2022.
Net income (loss) was ($1.2) billion, which includes ($7.8) million attributable to noncontrolling interests, or ($2.73) per average basic common share, for the nine months ended September 30, 2023 compared to $2.6 billion which includes ($0.5) million attributable to noncontrolling interests, or $6.46 per average basic common share, for the same period in 2022. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on derivatives, net interest income, and net gains (losses) on investments and other, partially offset by a favorable change in net servicing income other, net and business divestiture-related losses. Net gains on derivatives for the nine months ended September 30, 2023 was $2.7 billion compared to $4.8 billion for the same period in 2022. Net interest income for the nine months ended September 30, 2023 was ($57.8) million compared to $1.3 billion for the same period in 2022. Net gains (losses) on investments and other was ($4.0) billion for the nine months ended September 30, 2023 compared to ($3.5) billion for the same period in 2022. Net servicing income for the nine months ended September 30, 2023 was $239.3 million compared to $147.4 million for the same period in 2022. Other, net was $50.9 million for the nine months ended September 30, 2023 compared to ($0.9) million for the same period in 2022. Business divestiture-related (losses) was $0.0 million for the nine months ended September 30, 2023 compared to ($27.2) million for the same period in 2022. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $362.0 million, or $0.66 per average common share, for the three months ended September 30, 2023, compared to $480.7 million, or $1.06 per average common share, for the same period in 2022. The change in earnings available for distribution during the three months ended September 30, 2023, compared to the same period in 2022, was primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities and a decline in TBA dollar roll income on reduced balances and specialness, partially offset by a favorable change in the net interest component of interest rate swaps, higher coupon income and lower premium amortization expense, excluding PAA, resulting from purchasing assets with lower premium to par, and lower prepayment speed projections combined with higher net servicing income and other, net.
Earnings available for distribution were $1.2 billion, or $2.18 per average common share, for the nine months ended September 30, 2023, compared to $1.4 billion, or $3.37 per average common share, for the same period in 2022. The change in earnings available for distribution during the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities and

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
a decline in TBA dollar roll income on reduced balances and specialness, partially offset by a favorable change in the net interest component of interest rate swaps, higher coupon income and lower premium amortization expense, excluding PAA, resulting from purchasing assets with lower premium, to par, and higher other, net.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(569,084)	$(273,977)	$(1,247,225)	$2,613,234
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	2,710,208	2,702,512	4,025,333	3,477,532
Net (gains) losses on derivatives (2)	(1,732,753)	(1,976,130)	(1,496,327)	(4,695,350)
Loan loss provision (reversal) (3)	—	(1,613)	(219)	(30,181)
Business divestiture-related (gains) losses	—	2,936	—	27,245
Other adjustments
Amortization of intangibles	2,384	758	3,900	3,190
Non-EAD (income) loss allocated to equity method investments (4)	(140)	(2,003)	157	(15,193)
Transaction expenses and non-recurring items (5)	1,882	1,712	5,890	6,813
Income tax effect of non-EAD income (loss) items	9,444	(9,444)	30,086	46,488
TBA dollar roll income and CMBX coupon income (6)	(1,016)	105,543	18,901	396,708
MSR amortization (7)	(49,073)	(22,897)	(133,793)	(76,359)
EAD attributable to noncontrolling interests	(3,811)	(1,287)	(10,625)	453
Premium amortization adjustment cost (benefit)	(6,062)	(45,414)	(17,494)	(352,451)
Earnings available for distribution *	361,979	480,696	1,178,584	1,402,129
Dividends on preferred stock	36,854	26,883	104,495	80,649
Earnings available for distribution attributable to common stockholders *	$325,125	$453,813	$1,074,089	$1,321,480
GAAP net income (loss) per average common share	$(1.21)	$(0.70)	$(2.73)	$6.46
Earnings available for distribution per average common share *	$0.66	$1.06	$2.18	$3.37
Annualized GAAP return (loss) on average equity (8)	(20.18%)	(9.94%)	(14.51%)	29.83%
Annualized EAD return on average equity *	12.96%	17.57%	13.84%	16.09%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes a write-down which is reported in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $394.7 million and $141.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.2 billion and $79.6 million for the nine months ended September 30, 2023 and 2022, respectively.
(3) Includes $0.0 million for each of the three months ended September 30, 2023 and 2022, and $0.0 million and ($2.3) million for the nine months ended September 30, 2023 and 2022, respectively, of loss provision (reversal) on unfunded loan commitments, which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) Represents costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively.
(7) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.
(8) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is (5.04%) and (2.49%) for the three months ended September 30, 2023 and 2022, respectively, and (10.88%) and 22.38% for the nine months ended September 30, 2023 and 2022, respectively.

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
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency MBS. We record TBA derivatives at fair value on our Consolidated Statements of Financial Condition and recognize periodic changes in fair value in Net gains (losses) on derivatives in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)
Premium amortization expense	$24,272	$39,406	$113,911	$9,184
Less: PAA cost (benefit)	(6,062)	(45,414)	(17,494)	(352,451)
Premium amortization expense (excluding PAA)	$30,334	$84,820	$131,405	$361,635

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	September 30, 2023	September 30, 2022
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$64,693,821	$54,160,731
Other secured financing	500,000	250,000
Debt issued by securitization vehicles	9,983,847	7,844,518
Participations issued	788,442	745,729
Total GAAP debt	$75,966,110	$63,000,978
Less Non-Recourse Debt:
Debt issued by securitization vehicles	$(9,983,847)	$(7,844,518)
Participations issued	(788,442)	(745,729)
Total recourse debt	$65,193,821	$54,410,731
Plus / (Less):
Cost basis of TBA and CMBX derivatives	1,965,117	16,209,886
Payable for unsettled trades	2,214,319	9,333,646
Receivable for unsettled trades	(1,047,566)	(2,153,895)
Economic debt *	$68,325,691	$77,800,368
Total equity	$10,677,057	$10,951,555
Economic leverage ratio *	6.4:1	7.1:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	September 30, 2023	September 30, 2022
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$89,648,423	$85,406,764
Less:
Gross unrealized gains on TBA derivatives (1)	(7,232)	(28,032)
Debt issued by securitization vehicles	(9,983,847)	(7,844,518)
Plus:
Implied market value of TBA derivatives	1,925,614	15,182,806
Total economic assets *	$81,582,958	$92,717,020
Total equity	$10,677,057	$10,951,555
Economic capital ratio (2) *	13.1%	11.8%

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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2023	$1,001,485	$(6,062)	$995,423
September 30, 2022	$678,488	$(45,414)	$633,074
For the nine months ended
September 30, 2023	$2,741,229	$(17,494)	$2,723,735
September 30, 2022	$1,979,953	$(352,451)	$1,627,502
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2023	$1,046,819	$(394,677)	$652,142	$(45,334)	$(394,677)	$349,343	$(6,062)	$343,281
September 30, 2022	$400,491	$(141,110)	$259,381	$277,997	$(141,110)	$419,107	$(45,414)	$373,693
For the nine months ended
September 30, 2023	$2,799,063	$(1,205,676)	$1,593,387	$(57,834)	$(1,205,676)	$1,147,842	$(17,494)	$1,130,348
September 30, 2022	$645,888	$(79,561)	$566,327	$1,334,065	$(79,561)	$1,413,626	$(352,451)	$1,061,175
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2023	7.3%	7.1%
September 30, 2022	9.8%	7.6%
For the nine months ended
September 30, 2023	6.6%	7.1%
September 30, 2022	13.8%	7.6%
(1) For the three and nine months ended September 30, 2023 and 2022, respectively. (2) At September 30, 2023 and 2022, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2023	$89,300,922	$995,423	4.46%	$77,780,989	$652,142	3.28%	343,281	1.18%
September 30, 2022	$78,143,337	$633,074	3.24%	$65,755,563	259,381	1.54%	373,693	1.70%
For the nine months ended
September 30, 2023	$86,066,958	$2,723,735	4.22%	$74,613,728	$1,593,387	2.82%	1,130,348	1.40%
September 30, 2022	$74,285,756	$1,627,502	2.92%	$62,689,128	$566,327	1.19%	1,061,175	1.73%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2023	$995,423	(1,016)	(652,142)	$342,265	$89,300,922	2,960,081	$92,261,003	1.48%
September 30, 2022	$633,074	105,543	(259,381)	$479,236	$78,143,337	18,837,475	$96,980,812	1.98%
For the nine months ended
September 30, 2023	$2,723,735	18,901	(1,593,387)	$1,149,249	$86,066,958	7,737,723	$93,804,681	1.63%
September 30, 2022	$1,627,502	396,708	(566,327)	$1,457,883	$74,285,756	19,544,521	$93,830,277	2.07%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0.0 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively and $1.5 million and $3.2 million for the nine months ended September 30, 2023 and 2022, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities
Typically, our largest expense is the cost of interest bearing liabilities and the net interest component of interest rate swaps. The following table shows our average interest bearing liabilities and average economic cost of interest bearing liabilities as compared to average one-month and average six-month SOFR for the periods presented.
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
September 30, 2023	$77,780,989	$75,466,110	$652,142	3.28%	5.29%	5.44%	(0.15%)	(2.01%)	(2.16%)
September 30, 2022	$65,755,563	$63,000,978	$259,381	1.54%	2.44%	3.23%	(0.79%)	(0.90%)	(1.69%)
For the nine months ended
September 30, 2023	$74,613,728	$75,466,110	$1,593,387	2.82%	4.98%	5.17%	(0.19%)	(2.16%)	(2.35%)
September 30, 2022	$62,689,128	$63,000,978	$566,327	1.19%	1.19%	1.87%	(0.68%)	—%	(0.68%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $392.8 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was $394.7 million for the three months ended September 30, 2023 compared to $141.1 million for the same period in 2022.
Economic interest expense increased by $1.0 billion for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, partially offset by the change in the net interest component of interest rate swaps, which was $1.2 billion for the nine months ended September 30, 2023 compared to $79.6 million for the same period in 2022.
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
At September 30, 2023 and December 31, 2022, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Other Income (Loss)
For the Three Months Ended September 30, 2023 and 2022

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($616.5) million for the three months ended September 30, 2023 compared to ($1.5) billion for the same period in 2022. For the three months ended September 30, 2023, we disposed of Residential Securities with a carrying value of $6.9 billion for an aggregate net gain (loss) of ($602.6) million. For the same period in 2022, we disposed of Residential Securities, with a carrying value of $11.6 billion for an aggregate net gain (loss) of ($1.5) billion.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($2.1) billion for the three months ended September 30, 2023 compared to ($1.2) billion for the same period in 2022, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($954.0) million, securitized debt of consolidated VIEs of ($70.9) million, and participations issued of ($21.2) million, partially offset by favorable changes on securitized residential whole loans of consolidated VIEs of $78.6 million, residential whole loans of $44.4 million, residential credit securities of $28.9 million and MSR and Interests in MSR of $24.4 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended September 30, 2023 was $1.9 billion compared to $1.3 billion for the same period in 2022, primarily attributable to the change in the net interest component of interest rate swaps and unrealized gains (losses) on interest rate swaps combined with realized gains (losses) on termination of interest rate swaps. Net interest component on interest rate swaps was $394.7 million for the three months ended September 30, 2023 compared to $141.1 million for the same period in 2022. Unrealized gains (losses) on interest rate swaps was $1.5 billion for the three months ended September 30, 2023 compared to $1.3 billion for the same period in 2022, which reflected a less steep rise in forward interest rates compared to the prior period. Realized gains (losses) on termination of interest rate swaps was $16.4 million for the three months ended September 30, 2023 compared to ($83.4) million for the same period in 2022, which reflected our termination of interest rate swaps with a notional amount of $1.4 billion, compared to $10.0 billion for the same period in 2022.
Net gains (losses) on other derivatives was $240.8 million for the three months ended September 30, 2023 compared to $808.2 million for the same period in 2022. The change in net gains (losses) on other derivatives was primarily due to an unfavorable change in net gains (losses) on futures, which was $441.0 million for the three months ended September 30, 2023 compared to $1.8 billion for the same period in 2022, and net gains (losses) on interest rate swaptions, which was ($78.9) million for the three months ended September 30, 2023 compared to $11.7 million for the same period in 2022, partially offset by a favorable changes in net gains (losses) on TBA derivatives, which was ($123.7) million for the three months ended September 30, 2023 compared to ($1.0) billion for the same period in 2022.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended September 30, 2023 was $26.3 million compared to $1.5 million for the same period in 2022, primarily attributable to an increase in interest on custodial balances, partially offset by an increase in MSR financing expenses, a write-down and a decrease in earnings from joint ventures.

For the Nine Months Ended September 30, 2023 and 2022

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($1.7) billion for the nine months ended September 30, 2023 compared to ($2.3) billion for the same period in 2022. For the nine months ended September 30, 2023, we disposed of Residential Securities with a carrying value of $20.5 billion for an aggregate net gain (loss) of ($1.7) billion. For the same period in 2022, we disposed of Residential Securities with a carrying value of $21.0 billion for an aggregate net gain (loss) of ($2.3) billion.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($2.3) billion for the nine months ended September 30, 2023 compared to ($1.2) billion for the same period in 2022, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($1.2) billion, securitized debt of consolidated VIEs of ($898.7) million, MSR of ($125.6) million, and participations issued of ($81.6) million, partially offset by favorable changes on securitized residential whole loans of consolidated VIEs of $788.3 million, residential credit securities of $293.0 million, and residential whole loans of $167.2 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the nine months ended September 30, 2023 was $2.5 billion compared to $3.5 billion for the same period in 2022, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, partially offset by the change in the net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $1.4 billion for the nine months ended September 30, 2023 compared to $3.5 billion for the same period in 2022, reflecting a sharper rise in forward interest rates during the prior period. Net interest component on interest rate swaps was $1.2 billion for the nine months ended September 30, 2023 compared to $79.6 million for the same period in 2022.
Net gains (losses) on other derivatives was $216.6 million for the nine months ended September 30, 2023 compared to $1.3 billion for the same period in 2022. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures derivatives, which was $415.7 million for the nine months ended September 30, 2023 compared to $4.0 billion for the same period in 2022, and net gains (losses) on interest rate swaptions, which was ($69.2) million for the nine months ended September 30, 2023 compared to $239.3 million for the same period in 2022, partially offset by a favorable change in TBA derivatives, which was ($123.7) million for the nine months ended September 30, 2023 compared to ($2.9) billion for the same period in 2022.

Loan Loss (Provision) Reversal
For the nine months ended September 30, 2023 and 2022, net loan loss reversals of $0.2 million and $27.9 million on corporate loans, respectively. Refer to the “Loans” Note located within Item 1 for additional information related to these loan loss provisions.

Business Divestiture-Related Gains (Losses)
For the nine months ended September 30, 2023, there were no business divestiture-related gains (losses). For the nine months ended September 30, 2022, business divestiture-related gains (losses) of ($27.2) million were associated with the sale of our corporate loan interests. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

Other, Net
Other, net for the nine months ended September 30, 2023 was $50.9 million compared to ($0.9) million for the same period in 2022, primarily attributable to an increase in interest on custodial balances, partially offset by an increase in MSR financing expenses and a decrease in advisory income.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
September 30, 2023	$39,909	0.18%	1.41%
September 30, 2022	$37,922	0.19%	1.38%
For the nine months ended
September 30, 2023	$123,652	0.19%	1.44%
September 30, 2022	$119,724	0.20%	1.37%

G&A expenses were $39.9 million for the three months ended September 30, 2023, an increase of $2.0 million compared to the same period in 2022.
G&A expenses were $123.7 million for the nine months ended September 30, 2023, an increase of $3.9 million compared to the same period in 2022.
The change in each period was primarily due to an increase in compensation, partially offset by lower expenses resulting from the divestiture of our MML assets, which was announced in the second quarter of 2022. Refer to the “Sale of Middle Market Lending Portfolio” Note for additional information on the transaction.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2023	12.39%	3.12%	(33.84%)	(1.41%)	(0.44%)	(20.18%)
September 30, 2022	15.21%	2.42%	(26.35%)	(1.38%)	0.16%	(9.94%)
For the nine months ended
September 30, 2023	13.35%	2.78%	(28.76)%	(1.44%)	(0.44%)	(14.51%)
September 30, 2022	16.14%	1.68%	13.90%	(1.37%)	(0.52%)	29.83%
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
The following table shows cumulative unrealized gains and losses on our available-for-sale investments reflected in the Consolidated Statements of Financial Condition.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Unrealized gain	$3,552	$5,910
Unrealized loss	(2,698,328)	(3,714,806)
Accumulated other comprehensive income (loss)	$(2,694,776)	$(3,708,896)

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
The fair value of these securities being less than amortized cost at September 30, 2023 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $89.6 billion and $81.9 billion at September 30, 2023 and December 31, 2022, respectively. The change was primarily due to increases in Agency MBS of $4.3 billion, securitized residential whole loans of consolidated VIEs of $2.3 billion, principal and interest receivable of $521.3 million, receivable for unsettled trades of $472.5 million and derivative assets of $207.8 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2023:

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value	$66,591,536	$2,234,813	$16,290,298	$222,382	$85,339,029
Implied market value of derivatives (2)	1,925,614	—	—	—	1,925,614
Debt
Repurchase agreements	60,827,400	—	3,727,679	138,742	64,693,821
Implied cost basis of derivatives (2)	1,965,117	—	—	—	1,965,117
Other secured financing	—	500,000	—	—	500,000
Debt issued by securitization vehicles	—	—	9,983,847	—	9,983,847
Participations issued	—	—	788,442	—	788,442
Net forward purchases	1,105,519	29,838	1,546	29,850	1,166,753
Other
Net other assets / liabilities	2,062,040	253,238	134,961	60,155	2,510,394
Net equity allocated	$6,681,154	$1,958,213	$1,923,745	$113,945	$10,677,057

Net equity allocated (%)	63%	19%	17%	1%	100%
Debt/net equity ratio (3)	9.1:1	0.3:1	7.5:1	1.2:1	7.1:1

(1) Fair value includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at September 30, 2023 and December 31, 2022 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac, or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2023 and December 31, 2022, we had on our Consolidated Statements of Financial Condition a total of $1.5 billion and $1.1 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.6 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended September 30, 2023 and 2022 was 7.3% and 9.8%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of September 30, 2023 and 2022 was 7.1% and 7.6%, respectively.
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
The following table presents our Residential Securities that were carried at fair value at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	Estimated Fair Value
Agency
Fixed-rate pass-through	$63,827,000	$60,029,758
Adjustable-rate pass-through	200,223	234,387
CMO	78,892	89,610
Interest-only	239,476	218,077
Multifamily	2,218,314	1,674,165
Reverse mortgages	27,631	28,898
Total agency securities	$66,591,536	$62,274,895
Residential credit
Credit risk transfer	$982,951	$997,557
Alt-A	123,593	91,216
Prime	188,202	197,870
Subprime	205,060	156,313
NPL/RPL	1,216,347	1,317,154
Prime jumbo (>= 2010 vintage)	330,659	228,593
Total residential credit securities	$3,046,812	$2,988,703
Total Residential Securities	$69,638,348	$65,263,598

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Residential Securities (1)	(dollars in thousands)
Principal amount	$74,713,184	$68,290,976
Net premium	190,067	1,049,253
Amortized cost	74,903,251	69,340,229
Amortized cost / principal amount	100.25%	101.54%
Carrying value	69,017,259	64,736,220
Carrying value / principal amount	92.38%	94.79%
Weighted average coupon rate	4.48%	4.03%
Weighted average yield	4.44%	3.76%
Adjustable-rate Residential Securities (1)
Principal amount	$1,233,198	$1,407,295
Weighted average coupon rate	8.68%	7.16%
Weighted average yield	8.06%	7.01%
Weighted average term to next adjustment (2)	8 Months	9 Months
Weighted average lifetime cap (3)	9.34%	9.30%
Principal amount at period end as % of total residential securities	1.65%	2.06%
Fixed-rate Residential Securities (1)
Principal amount	$73,479,987	$66,883,681
Weighted average coupon rate	4.41%	3.96%
Weighted average yield	4.38%	3.70%
Principal amount at period end as % of total residential securities	98.35%	97.94%
Interest-only Residential Securities
Notional amount	$23,294,935	$17,346,307
Net premium	851,123	785,532
Amortized cost	851,123	785,532
Amortized cost / notional amount	3.65%	4.53%
Carrying value	621,089	527,378
Carrying value / notional amount	2.67%	3.04%
Weighted average coupon rate	0.51%	0.56%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2023.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$982,951	$—	$982,951	9.65%	1.74%	0.79%	5.78%
Alt-A	123,593	53,276	70,317	5.15%	15.08%	2.30%	9.36%
Prime	188,202	41,042	147,160	3.43%	8.09%	0.44%	3.86%
Subprime	205,060	72,579	132,481	6.79%	23.26%	7.63%	7.40%
Re-performing loan securitizations	788,855	425,023	363,832	4.69%	27.77%	21.03%	4.62%
Non-performing loan securitizations	427,492	376,249	51,243	3.61%	41.73%	57.01%	15.06%
Prime jumbo (>=2010 vintage)	330,659	91,556	239,103	4.12%	3.16%	0.35%	4.55%
Total/weighted average	$3,046,812	$1,059,725	$1,987,087	6.01%	17.06%	14.46%	6.99%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$982,951	$—	$982,951
Alt-A	1,052	122,541	—	—	123,593
Prime	—	183,001	—	5,201	188,202
Subprime	—	182,533	22,423	104	205,060
Re-performing loan securitizations	—	788,855	—	—	788,855
Non-performing loan securitizations	—	427,492	—	—	427,492
Prime jumbo (>=2010 vintage)	—	240,078	21,203	69,378	330,659
Total	$1,052	$1,944,500	$1,026,577	$74,683	$3,046,812

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2023. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2023, the interest rate swaps had a net fair value of $86.3 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$62,185,484	$2,508,337	$—	$—	$64,693,821
Interest expense on repurchase agreements (1)	497,227	31,195	—	—	528,422
Other secured financing	250,000	250,000	—	—	500,000
Interest expense on other secured financing (1)	35,796	6,901	—	—	42,697
Debt issued by securitization vehicles (principal)	—	—	—	11,531,812	11,531,812
Interest expense on debt issued by securitization vehicles	477,553	955,106	955,106	14,063,550	16,451,315
Participations issued (principal)	—	—	—	807,950	807,950
Interest expense on participations issued	56,872	113,744	113,744	1,413,352	1,697,712
Long-term operating lease obligations	4,106	4,372	356	—	8,834
Total	$63,507,038	$3,869,655	$1,069,206	$27,816,664	$96,262,563

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2023.

In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2023, we received $4.7 billion from principal repayments and $18.7 billion in cash from disposal of Securities. During the nine months ended September 30, 2022, we received $7.9 billion from principal repayments and $16.7 billion in cash from disposal of Securities.
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
The major risks impacting capital are liquidity and funding risk, investment/market risk, credit risk, counterparty risk, operational risk and compliance, regulatory and legal risk. For further discussion of the risks we are subject to, please see Part I,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	4,948	4,683
Additional paid-in capital	23,572,996	22,981,320
Accumulated other comprehensive income (loss)	(2,694,776)	(3,708,896)
Accumulated deficit	(11,855,267)	(9,543,233)
Total stockholders’ equity	$10,564,470	$11,270,443

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and nine months ended September 30, 2023 and 2022, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
During the three months ended September 30, 2022, we closed the public offering of an original issuance of 25 million shares of common stock for proceeds of $665.0 million before deducting offering expenses. During the nine months ended September 30, 2022, we closed two public offerings for an aggregate original issuance of 50 million shares of common stock for aggregate proceeds of $1.31 billion, before deducting offering expenses. In connection with each offering, we granted the underwriters a thirty-day option to purchase up to an additional 3.75 million shares of common stock, which the underwriters exercised in full in both instances resulting in an additional $99.8 million and $196.5 million in proceeds before deducting offering expenses. The 2022 share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
During the three and nine months ended September 30, 2023, under the at-the-market sales program, we issued 0.9 million and 26.2 million shares for proceeds of $17.8 million and $580.5 million, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2022, under the at-the-market sales program, we issued 36.8 million and 45.2 million shares for proceeds of $913.9 million and $1.1 billion, respectively, each net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and nine months ended September 30, 2023.
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
Our GAAP leverage ratio at September 30, 2023 and December 31, 2022 was 7.1:1 and 6.0:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 6.4:1 and 6.3:1, at September 30, 2023 and December 31, 2022, respectively. Our GAAP capital ratio at September 30, 2023 and December 31, 2022 was 11.9% and 13.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 13.1% and 13.4% at September 30, 2023 and December 31, 2022, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or environmental, social, and governance (“ESG”) risk to us. The Corporate Responsibility Committee shares oversight of specific ESG-related matters with other Board Committees and meets jointly with the Management Development and Compensation Committee on the Company's human capital management and culture and with the Risk Committee on ESG-related regulatory and policy risks.
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

Liquidity and Funding Risk Management
Our liquidity and funding risk management strategy is designed to ensure the availability of sufficient resources to support our business and meet our financial obligations under both normal and adverse market and business environments. Our liquidity and funding risk management practices consist of the following primary elements:

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2023 and December 31, 2022, the weighted average days to maturity was 52 days and 27 days, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
At September 30, 2023, we had total financial assets and cash pledged against existing liabilities of $67.6 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2023 compared to the same period in 2022, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2023.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2023	$66,020,036	$64,693,821	$257,097	$—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—
September 30, 2021	57,504,986	55,475,420	44,964	—
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2023. The weighted average remaining maturity on our repurchase agreements and other secured financing was 55 days at September 30, 2023:

	September 30, 2023
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	29,960,779	5.50%	46.0%
30 to 59 days	24,249,559	5.52%	37.2%
60 to 89 days	1,136,067	5.96%	1.7%
90 to 119 days	296,742	6.95%	0.5%
Over 119 days (1)	9,550,674	5.74%	14.6%
Total	$65,193,821	5.56%	100.0%

(1) Approximately 4% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.

We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2023:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$64,693,821	5.54%	5.44%	52
Other secured financing	500,000	8.08%	8.01%	381
Debt issued by securitization vehicles (2)	11,531,812	4.14%	4.15%	12,402
Participations issued (2)	807,950	7.04%	6.41%	10,896
Total indebtedness	$77,533,583

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2023:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$866,501	$374,621	$1,241,122
Investments, at carrying value (1)
Agency mortgage-backed securities	63,124,134	2,397,684	65,521,818
Credit risk transfer securities	864,663	118,288	982,951
Non-agency mortgage-backed securities	1,739,117	323,208	2,062,325
Commercial mortgage-backed securities	156,502	36,030	192,532
Residential mortgage loans (2)	12,981,775	261,711	13,243,486
MSR	1,135,798	1,099,015	2,234,813
Other assets (3)	—	75,981	75,981
Total financial assets	$80,868,490	$4,686,538	$85,555,028

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2023:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,241,122
Residential Securities (2)	68,566,990
Commercial mortgage-backed securities	192,532
Residential mortgage loans (3)	1,793,140
Total liquid assets	$71,793,784
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.91%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $67.6 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2023. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $11.5 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $11.5 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2023 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,241,122	$—	$—	$—	$1,241,122
Agency mortgage-backed securities (principal)	16	1,946	187,179	71,286,543	71,475,684
Residential credit risk transfer securities (principal)	1,031	—	17,177	922,991	941,199
Non-agency mortgage-backed securities (principal)	214,285	29,045	848,522	1,204,449	2,296,301
Commercial mortgage-backed securities (principal)	—	39,000	185,701	—	224,701
Total securities	215,332	69,991	1,238,579	73,413,983	74,937,885
Residential mortgage loans (principal)	—	—	—	1,827,714	1,827,714
Total loans	—	—	—	1,827,714	1,827,714
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	13,083,132	13,083,132
Total financial assets - maturity	1,456,454	69,991	1,238,579	88,324,829	91,089,853
Effect of utilizing reset dates (1)	14,651,787	352,569	(1,895)	(15,002,461)	—
Total financial assets - interest rate sensitive	$16,108,241	$422,560	$1,236,684	$73,322,368	$91,089,853
Financial liabilities
Repurchase agreements	$55,346,405	$6,839,079	$2,508,337	$—	$64,693,821
Other secured financing	—	250,000	250,000	—	500,000
Debt issued by securitization vehicles (principal)	—	—	—	11,531,812	11,531,812
Participations issued (principal)	—	—	—	807,950	807,950
Total financial liabilities - maturity	55,346,405	7,089,079	2,758,337	12,339,762	77,533,583
Effect of utilizing reset dates (1)(2)	(43,312,358)	825,585	4,599,021	37,887,752	—
Total financial liabilities - interest rate sensitive	$12,034,047	$7,914,664	$7,357,358	$50,227,514	$77,533,583

Maturity gap	$(53,889,951)	$(7,019,088)	$(1,519,758)	$75,985,067	$13,556,270

Cumulative maturity gap	$(53,889,951)	$(60,909,039)	$(62,428,797)	$13,556,270

Interest rate sensitivity gap	$4,074,194	$(7,492,104)	$(6,120,674)	$23,094,854	$13,556,270

Cumulative rate sensitivity gap	$4,074,194	$(3,417,910)	$(9,538,584)	$13,556,270

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

Investment/Market Risk Management
One of the primary risks we are subject to is investment/market risk. Changes in the level of interest rates can affect our net interest income, which is the difference between the income we earn on our interest earning assets and the interest expense incurred from interest bearing liabilities and derivatives. Changes in the level of interest rates and spreads can also affect the value of our assets and potential realization of gains or losses from the sale of these assets. We may utilize a variety of financial instruments, including interest rate swaps, swaptions, options, futures and other hedges, in order to limit the adverse effects of interest rates on our results. In the case of interest rate swaps, we utilize contracts linked to SOFR but may also enter into interest rate swaps where the floating leg is linked to the overnight index swap rate or another index. In addition, we may use MAC interest rate swaps in which we may receive or make a payment at the time of entering such interest rate swap to compensate for the off-market nature of such interest rate swap. MAC interest rate swaps offer price transparency, flexibility and more efficient portfolio administration through compression which is the process of reducing the number of unique interest rate swap contracts and replacing them with fewer contracts containing market defined terms. Our portfolio and the value of our portfolio, including derivatives, may be adversely affected as a result of changing interest rates and spreads.
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2023. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	0.4%	3.2%	9.2%
-50 Basis points	0.3%	2.5%	6.2%
-25 Basis points	0.2%	1.5%	3.2%
+25 Basis points	(0.2%)	(1.8%)	(3.2%)
+50 Basis points	(0.4%)	(3.8%)	(6.4%)
+75 Basis points	(0.7%)	(6.0%)	(10.1%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.4%	12.3%
-15 Basis points	0.8%	7.4%
-5 Basis points	0.3%	2.4%
+5 Basis points	(0.3%)	(2.4%)
+15 Basis points	(0.8%)	(7.3%)
+25 Basis points	(1.4%)	(12.1%)
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
Our portfolio composition, based on balance sheet values, at September 30, 2023 and December 31, 2022 was as follows:

	September 30, 2023	December 31, 2022
Category
Agency mortgage-backed securities	78.0%	79.4%
Credit risk transfer securities	1.2%	1.3%
Non-agency mortgage-backed securities	2.4%	2.5%
Residential mortgage loans (1)	15.5%	13.9%
Mortgage servicing rights	2.6%	2.2%
Commercial real estate	0.3%	0.7%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at September 30, 2023:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	23	$47,743,756	$29,591	$3,004,416
Europe	10	12,164,645	56,662	883,295
Asia (non-Japan)	1	707,416	—	28,120
Japan	4	4,578,004	—	370,882
Total	38	$65,193,821	$86,253	$4,286,713

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

Economic Net Interest Income
Non-GAAP financial measure that is composed of GAAP interest income less Economic Interest Expense.

Economic Return
Refers to the Company’s change in book value plus dividends declared divided by the prior period’s book value.

Encumbered Assets
Assets on the company’s balance sheet which have been pledged as collateral against a liability.

ESG
Environmental, social, and governance.

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

Term SOFR
The term secured overnight financing rate published by the Chicago Mercantile Exchange, which is used as a benchmark for financial transactions.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended September 30, 2023. As of September 30, 2023, the maximum dollar value of shares that may yet be purchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K, except as set forth below:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Duration of 10b5-1 Trading Arrangements	Aggregate Number of Securities to be Purchased or Sold
David L. Finkelstein, Chief Executive Officer and Chief Investment Officer	August 2, 2023	November 6, 2023 - December 15, 2023 February 12, 2024 - March 8, 2024	Up to 100,000 shares of common stock in multiple transactions

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2023 (Unaudited) and December 31, 2022 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2022); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	November 2, 2023	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)

Dated:	November 2, 2023	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1