Form 10-K
period 2023-12-31
ANNALY CAPITAL MANAGEMENT INC
filed 2024-02-15
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No  ☑
At June 30, 2023, the aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $9.8 billion, based on the closing sales price of the registrant’s common stock on such date as reported on the New York Stock Exchange.
The number of shares of the registrant’s common stock outstanding on January 31, 2024 was 500,080,287.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

Special Note Regarding Forward-Looking Statements
This presentation, other written or oral communications, and our public documents to which we refer contain or incorporate by reference certain forward-looking statements which are based on various assumptions (some of which are beyond our control) and may be identified by reference to a future period or periods or by the use of forward-looking terminology, such as “may,” “will,” “believe,” “expect,” “anticipate,” “continue,” or similar terms or variations on those terms or the negative of those terms. Such statements include those relating to the Company’s future performance, macro outlook, the interest rate and credit environments, tax reform and future opportunities. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, changes in interest rates; changes in the yield curve; changes in prepayment rates; the availability of mortgage-backed securities (“MBS”) and other securities for purchase; the availability of financing and, if available, the terms of any financing; changes in the market value of the Company’s assets; changes in business conditions and the general economy; the Company’s ability to grow its residential credit business; the Company's ability to grow its mortgage servicing rights business; credit risks related to the Company’s investments in credit risk transfer securities and residential mortgage-backed securities and related residential mortgage credit assets; risks related to investments in mortgage servicing rights; the Company’s ability to consummate any contemplated investment opportunities; changes in government regulations or policy affecting the Company’s business; the Company’s ability to maintain its qualification as a REIT for U.S. federal income tax purposes; the Company’s ability to maintain its exemption from registration under the Investment Company Act of 1940; and operational risks or risk management failures by us or critical third parties, including cybersecurity incidents. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except as required by law.

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

Investment Groups
Our three investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including Agency commercial MBS.
Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Mortgage Servicing Rights Group	Invests in mortgage servicing rights ("MSR"), which provide the right to service residential mortgage loans in exchange for a portion of the interest payments made on the loans.
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
Strategic Relationships
A key element of our strategy is to establish and grow strategic relationships with industry leading partners in order to develop and broaden access to quality originations flow as well as to leverage third party operations to efficiently manage operating

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
costs, all in an effort to generate attractive risk-adjusted returns for our shareholders. Additionally, we have attracted capital partners to our business, augmenting our public capital markets efforts, which has resulted in increased scale without sacrificing balance sheet liquidity. Certain of our strategic relationships also afford us the opportunity to support communities through socially responsible investing.
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
Our portfolio composition and capital allocation at December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
Asset Classes	Percentage of Portfolio	Capital Allocation (2)	Percentage of Portfolio	Capital Allocation (2)
Agency (1)(2)	88%	61%	90%	66%
Residential Credit (2)	8%	20%	7%	19%
MSR (2)	3%	18%	2%	14%
Commercial Real Estate	1%	1%	1%	1%
(1) Includes to-be-announced forward contracts (“TBAs”).
(2) Assets exclude assets transferred or pledged to securitization vehicles, include TBA purchase contracts (market value), unsettled MSR commitments, CMBX derivatives (market value), and retained securities that are eliminated in consolidation and are shown net of participations issued.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform to our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational Risk	We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.
Compliance, Regulatory and Legal	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS

Investment Group	Targeted Asset Class	Description
Annaly Agency Group	Agency MBS	Agency pass-through certificates issued or guaranteed by Agencies. Other Agency MBS include collateralized mortgage obligations (“CMOs”), interest-only securities and inverse floaters
	To-be-announced forward contracts (“TBAs”)	Forward contracts for Agency pass-through certificates
	Agency CMBS	Pass-through certificates collateralized by commercial mortgages guaranteed by the Agencies
Annaly Residential Credit Group	Residential mortgage loans	Residential mortgage loans that are not guaranteed by the Agencies
	Residential MBS	Securities collateralized by pools of residential loans that are not guaranteed by one of the Agencies
	Agency or private label credit risk transfer securities (“CRT”)	Risk sharing transactions issued by Freddie Mac and Fannie Mae and similarly structured transactions arranged by third party market participants, designed to synthetically transfer mortgage credit risk to private investors
Annaly Mortgage Servicing Rights Group	Mortgage Servicing Rights (“MSR”)	Rights to service a pool of residential mortgage loans in exchange for a portion of the interest payments made on the loans
We believe that future interest rates and mortgage prepayment rates are very difficult to predict. Therefore, we seek to acquire assets which we believe will provide attractive returns over a broad range of interest rate and prepayment scenarios.

Capital Structure and Financing
Our capital structure is designed to offer an efficient complement of funding sources to generate positive risk-adjusted returns for our stockholders while maintaining appropriate liquidity to support our business and meet our financial obligations under periods of market stress. To maintain our desired capital profile, we utilize a mix of debt and equity funding. Debt funding may include the use of repurchase agreements, loans, securitizations, participations issued, lines of credit, asset backed lending facilities, corporate bond issuance, convertible bonds, or other liabilities. Equity capital primarily consists of common and preferred stock.
We finance our Agency mortgage-backed securities and residential credit investments primarily with repurchase agreements. We seek to diversify our exposure and limit concentrations by entering into repurchase agreements with multiple counterparties. We enter into repurchase agreements with broker-dealers, commercial banks and other lenders that typically offer this type of financing. We enter into collateralized borrowings with financial institutions meeting internal credit standards and we monitor the financial condition of these institutions on a regular basis. At December 31, 2023, we had $62.2 billion of repurchase agreements outstanding.
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
To reduce our liquidity risk. we maintain a laddered approach to our repurchase agreements. At December 31, 2023, the weighted average days to maturity was 44 days.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program (“OBX”). We are a programmatic securitization sponsor of new origination, residential whole loans with 51 deals as of December 31, 2023 comprising $20.0 billion of issuance since the beginning of 2018. During the year ended December 31, 2023, we issued 13 OBX securitizations backed by $4.9 billion of residential whole loans.
We utilize leverage to enhance the risk-adjusted returns generated for our stockholders. We generally expect to maintain an economic leverage ratio of no greater than 10:1 considerate of our overall capital allocation framework. This ratio varies from time to time based upon various factors, including our management’s opinion of the level of risk of our assets and liabilities, our mix of assets, our liquidity position, our level of unused borrowing capacity, the availability of credit, over-collateralization levels required by lenders when we pledge assets to secure borrowings and, lastly, our assessment of domestic and international market conditions. Since the financial crisis beginning in 2007, we have maintained an economic leverage ratio below 8:1 and since the Coronavirus Disease 2019 (“COVID-19”) pandemic began, an economic leverage ratio closer to or below 7:1. For

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
purposes of calculating this ratio, our economic leverage ratio is equal to the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity.
Our target economic leverage ratio is determined under our capital management policy. Should our actual economic leverage ratio increase above the target level, we will consider appropriate measures. Our actions may include asset sales, changes in asset mix, reductions in asset purchases or originations, issuance of capital or other capital enhancing or risk reduction strategies.
The following table presents our leverage and capital ratios as of the periods presented.

	December 31, 2023	December 31, 2022
GAAP leverage ratio	6.8:1	6.0:1
Economic leverage ratio *	5.7:1	6.3:1
GAAP capital ratio	12.2%	13.9%
Economic capital ratio *	14.0%	13.4%
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
Technology applications also support our control functions including risk, compliance, and middle- and back-offices. We have added breadth to our operating platform to accommodate diverse asset classes and drive automation-based efficiencies. Our business operations include a centralized collateral management function that permits in-house settlement and self-clearing, thereby creating greater control and management of our collateral. Through technology, we have also incorporated exception-based processing, critical data assurance and paperless workflows. Our infrastructure investment has driven operating efficiencies while expanding the platform. Routine disaster recovery and penetration testing enhances our systems resiliency, security and recovery of critical systems throughout the computing estate.

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

Information about our Executive Officers
The following table sets forth certain information as of February 15, 2024 concerning our executive officers:

Name	Age	Title
David L. Finkelstein	51	Chief Executive Officer and Chief Investment Officer
Serena Wolfe	44	Chief Financial Officer
Steven F. Campbell	51	President and Chief Operating Officer
Anthony C. Green	49	Chief Corporate Officer, Chief Legal Officer and Secretary

David L. Finkelstein has served as the Chief Executive Officer of Annaly since March 2020 and Chief Investment Officer since November 2022. Mr. Finkelstein previously served as President of Annaly from March 2020 until December 2022 and Annaly’s Chief Investment Officer from November 2016 until December 2021. Prior to that, Mr. Finkelstein served as Annaly’s Chief Investment Officer, Agency and RMBS beginning in February 2015 and as Annaly’s Head of Agency Trading beginning in August 2013.  Prior to joining Annaly in 2013, Mr. Finkelstein served for four years as an Officer in the Markets Group of the Federal Reserve Bank of New York where he was the primary strategist and policy advisor for the MBS purchase

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
program. Mr. Finkelstein has over 25 years of experience in fixed income investments. Prior to the Federal Reserve Bank of New York, Mr. Finkelstein held Agency MBS trading positions at Salomon Smith Barney, Citigroup Inc. and Barclays PLC. Mr. Finkelstein is a member of the Treasury Market Practices Group sponsored by the Federal Reserve Bank of New York, as well as a member of the Financial Sector Advisory Council of the Federal Reserve Bank of Dallas. Mr. Finkelstein received his B.A. in Business Administration from the University of Washington and his M.B.A. from the University of Chicago, Booth School of Business. Mr. Finkelstein also holds the Chartered Financial Analyst® designation.
Serena Wolfe has served as Chief Financial Officer of Annaly since December 2019. Prior to joining Annaly in 2019, Ms. Wolfe served as a Partner at Ernst & Young (“EY”) since 2011 and as its Central Region Real Estate Hospitality & Construction (“RHC”) leader from 2017 to November 2019, managing the go-to-market efforts and client relationships across the sector. Ms. Wolfe was previously also EY’s Global RHC Assurance Leader. Ms. Wolfe practiced with EY for over 20 years, including six years with EY Australia and 16 years with the U.S. practice. Ms. Wolfe currently serves on the boards of Lennar Corporation and Doma Holdings, Inc. Ms. Wolfe graduated from the University of Queensland with a Bachelor of Commerce in Accounting. She is a Certified Public Accountant in the states of New York and California.
Steven F. Campbell has served as President of Annaly since December 2022 and Chief Operating Officer of Annaly since June 2020. Prior to these positions, Mr. Campbell served in a number of other senior roles at Annaly, including as Head of Business Operations from September 2019 to June 2020, Head of Credit Operations and Enterprise Risk from February 2018 to September 2019, Chief Operating Officer of Annaly Commercial Real Estate Group from December 2016 to February 2018 and Head of Credit Strategy from April 2015 to February 2018. Mr. Campbell has over 25 years of experience in financial services. Prior to joining Annaly in 2015, Mr. Campbell held various roles over six years at Fortress Investment Group LLC, including serving as a Managing Director in the Credit Funds business. Prior to that, Mr. Campbell held positions at General Electric Capital Corporation and D.B. Zwirn & Co., L.P. with a focus on credit and debt restructuring. Mr. Campbell currently serves on the Advisory Board for the Fitzgerald Institute of Real Estate at the University of Notre Dame. Mr. Campbell received a B.B.A. from the University of Notre Dame and a M.B.A. from the University of Chicago, Booth School of Business.
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
Human Capital
Our Human Capital team oversees our company’s workforce management to ensure its objectives are strategically integrated with the firm’s goals and business plans. We proactively review human capital management best practices to continually enhance our employee experience. In addition, the Management Development and Compensation (“MDC”) Committee of the Board provides independent oversight of our policies and strategies related to human capital management. Further, the Chair of the MDC Committee liaises on certain human capital topics with the Chair of the Corporate Responsibility Committee of the Board as appropriate.
As of December 31, 2023, we had 187 employees.
Our People and Culture
Our employees are the driving force behind Annaly’s success, and we are committed to promoting their well-being, engagement, and development to help them reach their highest potential. Our culture is focused on fostering a diverse, inclusive and rewarding work environment for all employees, with ongoing opportunities for career development, wellness support and empowerment.
Our culture is built on five core values: ownership, humility, accountability, collaboration and diversity, equity and inclusion. These values are embedded in our professional and personal conduct and are crucial to how we operate our business. All employees are responsible for upholding these values, which form the bedrock of our culture and are vital to the continued success of our company. Guided by these values, we are committed to attracting, developing and retaining the best talent, with diverse experiences, perspectives and backgrounds.
We utilize employee surveys, including an annual engagement survey, to create open and honest feedback channels that foster our ability to actively engage and involve our employees in the evolution of our culture and our human capital strategies to enhance our overall productivity and mitigate risk. Our leaders review and incorporate survey feedback to increase employee engagement and drive positive changes throughout our company. We remain committed to maintaining an environment of consistent feedback as we strive for high employment satisfaction levels.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
Diversity, Equity & Inclusion
The diversity of our employees enables our company to cultivate innovation, fresh perspectives and agility. Diversity, equity and inclusion are essential tenets of our corporate culture. Our Human Capital team, in coordination with an Inclusion Support Committee of Executive Sponsors, is responsible for overseeing and continuing to advance our diversity, equity and inclusion initiatives.
We are committed to promoting diversity, including gender and racial/ethnic diversity, across all levels of our company. With 62% of our Operating Committee and 58% of our overall population in 2023 identifying as either female and/or racially/ethnically diverse, we are driven by the belief that having a diverse group of employees supports our continued long-term success. Hosting over 30 community building events in 2023, our seven employee network groups, which include the Women’s Interactive Network (“WIN”), the Asian American and Pacific Islander Employee Network, the Black Employee Network, the Latin American Employee Network, the Disabilities Within a Family Network, the Veteran’s Employee Network and the Annaly Pride Network, continue to evolve and advance. These employee networks help strengthen our inclusive culture by fostering a sense of belonging and engagement through targeted development and networking opportunities, knowledge exchanges, mentorship, coaching and volunteer efforts.
Additionally, we recognize and understand that education, candid conversations and continued training are key to embedding and advancing diversity, equity and inclusion within our organization and culture. To further promote and foster such a foundation, our efforts also include offering firm-wide training on topics such as unconscious bias, allyship and inclusive leadership. To that end, we have hosted various forums for employees to openly discuss their views and have provided opportunities for employee connection and networking, as well as actively sought out feedback through periodic employee surveys.
Compensation, Benefits and Wellness
Our employee compensation program includes base salary, annual incentive bonuses and stock-based awards. Employee compensation packages are designed to align employee and stockholder interests and to provide incentives to attract, retain and motivate talented employees.
In addition, we invest in a wide range of benefits and wellness initiatives that support healthy lifestyles and choices for our employees. We offer benefits including health and insurance coverage, health savings and flexible spending accounts, telemedicine benefits, 401(k) plans, paid time off and family care resources. We also sponsor a wide range of initiatives that promote employee wellness and mental well-being, including access to talk therapy, health coaching, stress management support and a dedicated Wellness Week that includes a number of health and wellness related activities and seminars. Over the last few years, we have enhanced our parental and family care benefits to provide extended leave and fertility assistance.
At Annaly, we understand that it is our responsibility to provide an environment where our employees feel safe, motivated, empowered, and prepared, regardless of whatever challenges may arise. In addition to addressing physical health and safety concerns, we recognize that people’s daily emotional lives and mental health play a key role in their overall wellness. As such, we continue to evaluate ways to promote and expand our mental health offerings. Additionally, we recognize that part of meeting employee needs includes institutionalizing broader and longer-term flexibility where appropriate. Flexibility comes in many forms at Annaly, including vacation and sick time, hybrid work options and location strategy. We remain committed to evaluating the evolving definition of flexibility and promoting programs and practices that foster inclusivity and well-being both personally and professionally.
Learning and Development
We seek to advance and promote our employees’ capabilities and full potential by investing in a number of targeted learning and development opportunities. By aligning with our overall business strategy, we design our learning and development objectives to meet our employees’ needs and interests. Additionally, we have both a tuition reimbursement and learning reimbursement plan that provide financial support toward the cost of furthering employee education in an area directly related to their job.
To promote a sense of purpose, accountability and broader exposure, we offer networking opportunities that include senior leader-led small group sessions as well as one-on-one employee knowledge share sessions across the firm. More broadly, we continue to offer firmwide learning sessions that focus on core business strategies and initiatives to foster holistic and inclusive learning. Further, we facilitate individual style and culture sessions with new employees to promote professional awareness and understanding of our company’s culture initiatives.
Corporate and Employee Philanthropy and Volunteerism
Our corporate giving has been focused on high-impact programs that seek to advance social issues we are committed to, including combating homelessness and advancing the professional development of women and underrepresented groups in finance. Annaly and our employees endeavor to meaningfully contribute to the communities where we live, work and invest by

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
partnering with well-established non-profit organizations and through Annaly’s corporate giving, employee volunteerism and our employee charity match program.

Regulatory Requirements
The financial services industry is subject to extensive regulation and supervision, and changes to regulations and supervisory practices are continuously being considered by regulators and policy makers worldwide. We continue to assess our business, risk management and compliance practices to conform to developments in the regulatory environment.
We have elected, organized and operated in a manner that qualifies us to be taxed as a REIT under the Internal Revenue Code of 1986, as amended and regulations promulgated thereunder (the “Code”). So long as we qualify for taxation as a REIT, we generally will not be subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. Furthermore, substantially all of our assets, other than our taxable REIT subsidiaries (“TRSs”), consist of qualified REIT real estate assets (of the type described in Section 856(c)(5) of the Code).
We regularly monitor our investments and the income from these investments and, to the extent we enter into hedging transactions, we monitor income from our hedging transactions as well, so as to ensure at all times that we maintain our qualification as a REIT, our exemption from registration under the Investment Company Act and our exemption from registration as a commodity pool operator ("CPO") with the U.S. Commodity Futures Trading Commission ("CFTC").
Arcola is a member of FINRA, an SEC registered broker-dealer and is subject to regulations of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. As a self-clearing, registered broker-dealer, Arcola is required to maintain minimum net capital by the SEC and FINRA. Arcola consistently operates with capital in excess of its regulatory capital requirements as defined by SEC Rule 15c3-1.
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
We also have a subsidiary that operates as a licensed mortgage aggregator and master servicer, which subjects it to individual state licensing laws and to supervision and examination by federal authorities, including the Consumer Financial Protection Bureau ("CFPB"), the U.S. Department of Housing and Urban Development (“HUD”), the SEC as well as various state licensing, supervisory and administrative agencies. We and our subsidiaries must also comply with a large number of federal, state and local consumer protection laws including, among others, the Gramm-Leach-Bliley Act, the Fair Debt Collection Practices Act, Real Estate Settlement Procedures Act, the Truth in Lending Act, and the Fair Credit Reporting Act, as well as state foreclosure laws and federal and local bankruptcy rules. These laws and regulations, which are frequently amended and adjusted, have, in recent years, led to an increase in both the scope of the requirements and the intensity of the supervision to which we are subject.
The CFTC has jurisdiction over the regulation of swaps. The CFTC has asserted that this causes the operators of mortgage REITs that use swaps as part of their business model to fall within the statutory definition of CPO, and absent relief from the Market Participants Division of the CFTC, such operators generally much register as CPOs or qualify for an exemption from registration. On December 7, 2012, as a result of numerous requests for no-action relief from the CPO registration requirement for operators of mortgage REITs, the Division of Swap Dealer and Intermediary Oversight (the predecessor to the Market Participants Division) of the CFTC issued no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” that permits a CPO to receive relief from the requirement to register by filing a claim to perfect the use of the relief. A claim submitted by a CPO will be effective upon filing, so long as the claim is materially complete. The conditions that must be met relate to initial margin and premiums requirements, net income derived annually from commodity interest positions that are not qualifying hedging transactions, marketing of interests in the mortgage REIT to the public and identification of the entity as a mortgage real estate investment trust in its federal tax filings with the IRS. We have submitted a claim for the relief set forth in the no-action relief entitled “No-Action Relief from the Commodity Pool Operator Registration Requirement for Commodity Pool Operators of Certain Pooled Investment Vehicles Organized as Mortgage Real Estate Investment Trusts” and believe we meet the criteria for such relief set forth therein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
ITEM 1. BUSINESS
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
•We have adopted an Insider Trading Policy that prohibits our directors, officers and employees, as well as those of our subsidiaries from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others.  Our Insider Trading Policy prohibits our directors, officers and employees, from (1) holding our stock in a margin account as eligible collateral, or otherwise pledging our stock as collateral for a loan, or (2) engaging in any hedging transactions with respect to our equity securities held by them.
•Our executive officers are subject to two clawback policies, one that covers financial restatements and a second for misconduct.
•Our executive officers are subject to stock ownership guidelines and holding restrictions.
•Stockholders holding 25% of our common stock have the right to call a special meeting.

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
•We may not be able to maintain compliance with laws and regulations applicable to our Residential Credit and MSR businesses, including through the manner in which we oversee the compliance obligations of our third party service providers.
•Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.
•The increased focus on ESG and climate change issues by investors, governmental bodies and other stakeholders, as well as existing and proposed laws and regulations related to these topics, may adversely affect our business and financial results and damage our reputation.
•We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and security, which could increase the cost of doing business, compliance risks and potential liability.
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
•Our rights under our repurchase and derivative agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.
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
•Our investments in real estate and other securities are subject to changes in credit spreads as well as available market liquidity, which could adversely affect our ability to realize gains on the sale of such investments.
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
•We are subject to risks of loss from weather conditions, man-made or natural disasters and the direct and indirect effects of climate change.
Operational and Cybersecurity Risks
•Inaccurate models or the data used by models may expose us to risk.
•We are highly dependent on information systems and networks, many of which are operated by third parties, and any failure of these systems or networks could materially and adversely affect our business.
•Cyberattacks or other information security breaches could adversely affect our business, reputation and financial condition.
•We depend on third party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business.
•Our investments in residential whole loans subject us to servicing-related risks.
•The performance of loans underlying our MSR related assets may be adversely affected by the performance of the related mortgage servicer.
•An increase or decrease in prepayment rates may adversely affect our profitability.
•We are subject to reinvestment risk.
•Competition may affect availability and pricing of our target assets.
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
Significant adverse changes in financial market conditions can result in a deleveraging of the global financial system and the forced sale of large quantities of mortgage-related and other financial assets. Concerns over economic recession, pandemic diseases, geopolitical issues including events such as the war in Ukraine, trade wars, unemployment, inflation, government actions to combat inflation, rising interest rates, the availability and cost of financing, the mortgage market, the repurchase agreement market and a declining real estate market or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets.
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
Most swaps that we enter into must be executed on a Swap Extension Facility and/or be cleared by a Derivatives Clearing Organization (“DCO”), both of which are regulated by the CFTC. DCOs are subject to regulatory oversight and use extensive risk management processes, which result in additional expenses and collateral requirements for our swaps relative to uncleared swaps. We access the DCO through several Futures Commission Merchants (“FCMs”). For any cleared swap, we bear the credit risk of both the DCO and the relevant FCM, in the form of potential late or unrecoverable payments, potential difficulty

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

or delay in accessing collateral that we have posted, and potential loss of any positive market value of the swap position. In the event of a default by the DCO or FCM, we also bear market risk, if the asset or liability being hedged is no longer effectively hedged.
We also bear fees for use of the DCO and Swap Execution Facility, as well as risks associated with trade errors. Because the standardized swaps available on Swap Execution Facilities and cleared through DCOs are not as customizable as uncleared swaps, we may bear additional basis risk from hedge positions that do not exactly reflect the interest rate risk on the asset being hedged.
Futures transactions are subject to risks analogous to those of cleared swaps, except that for futures transactions we bear a higher risk that collateral we have posted is unavailable to us if the FCM defaults.
Some derivatives transactions, such as swaptions, are not currently required to be cleared through a DCO. Therefore, we bear the credit risk of the dealer with which we executed the swaption or other uncleared transaction. TBA contracts and swaps on CMBX indexes are also not cleared, and we bear the credit risk of the dealer.
Certain derivative transactions are subject to margin requirements. The relevant contract or clearinghouse rules dictate the method of determining the required amount of margin, the types of collateral accepted and the timing required to meet margin calls. Additionally, for cleared swaps and futures, FCMs may have the right to require more margin than the clearinghouse requires. The requirement to meet margin calls can create liquidity risks, and we bear the cost of funding the margin that we post. Also, as discussed above, we bear credit risk if a dealer, FCM, or clearinghouse is holding collateral we have posted.
Generally, we attempt to retain the ability to close out of a hedging position or create an offsetting position. However, in some cases we may not be able to do so at economically viable prices, or we may be unable to do so without consent of the counterparty. Therefore, in some situations a derivative position can be illiquid, forcing us to hold it to its maturity or scheduled termination date.
It is possible that new regulations could be issued governing the derivatives market, including requiring additional types of derivatives to be executed on Swap Execution Facilities or cleared through a DCO. Ongoing regulatory change in this area could increase costs, increase risks, and adversely affect our business and results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions on requirements on high-cost loans. For example, the federal Home Ownership and Equity Protection Act of 1994 (“HOEPA”), prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Failure of residential mortgage loan originators or servicers to comply with these laws, to the extent any of their residential mortgage loans become part of our investment portfolio, could subject us, as an assignee or purchaser of the related residential mortgage loans, to reputational harm, monetary penalties and the risk of the borrowers rescinding the affected residential mortgage loans. Lawsuits have been brought in various states making claims against assignees or purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If loans in our portfolio are found to have been originated in violation of predatory or abusive lending laws, we could incur losses that would materially adversely affect our business.
Our business is subject to, or affected by, numerous regulations, including regulations regarding mortgage loan servicing, underwriting, and loan originator compensation and others that could be issued in the future. For example, the CFPB’s “ability-to-repay” and “qualified mortgage” regulations impact the terms and conditions of all originated residential mortgage loans. Additionally, the CFPB has enforcement authority and broad discretionary regulatory authority to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive, or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing compliance obligations in laws, regulations, and investigative procedures concerning the mortgage industry generally. As a result, we are unable to fully predict how laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, non-Agency mortgage-backed securities and/or residential mortgage, and MSR.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.
The CFPB and other regulators (including the Federal Trade Commission) have provided multiple forms of guidance on the general subject of “junk fees.” As there has been no formal definition of “junk fees” proposed with respect to mortgage lending or servicing, it is possible that industry standard charges could be impacted through future regulatory action. The cost of whole loans and the servicing income derived from owning MSR could be affected by the CFPB categorizing any currently permissible fee or charge as “junk.”

We may not be able to maintain compliance with laws and regulations applicable to our Residential Credit or MSR businesses, including through the manner in which we oversee the compliance obligations of our third party service providers.
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
Although we utilize unaffiliated servicing companies to carry out the actual servicing of MSR and the loans we purchase together with the related MSR (including all direct interface with the borrowers), we are ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans and MSR are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. To manage this risk, we have a robust oversight process that monitors the activities of the third party servicers. This oversight process is also subject to regulatory requirements and expectations that we are expected to meet.

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

The increased focus on ESG and climate change issues by investors, governmental bodies and other stakeholders, as well as existing and proposed laws and regulations related to these topics, may adversely affect our business and financial results and damage our reputation.
Our business faces increasing public scrutiny related to ESG activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. ESG and climate change issues are also increasingly important to the general public and the media, and actual or perceived underperformance with respect to these topics could result in negative press or sentiment with respect to our business. In addition, actual or perceived effects of climate change could negatively impact house prices, housing-related costs, and borrower behavior.
There is also growing governmental and regulatory interest across jurisdictions in improving the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand ESG-related claims. To the extent we communicate ESG or climate-related statements, initiatives, commitments or goals in our SEC filings or in other disclosures,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

we face the risk of being accused of “greenwashing” to the extent our practices and policies do not match such claims. In addition, the SEC has established a climate and ESG task force to develop initiatives to identify ESG-related misconduct consistent with increased investor reliance on climate and ESG-related disclosure and investment. As a result, the SEC has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.
In addition, the SEC is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to greenhouse gas emissions and climate change-related risks, and similar laws and regulations related to the disclosure and/or diligence of ESG and climate change-related risks have been enacted or proposed in U.S. states such as California, as well as the European Union and other jurisdictions. Compliance with any such new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability and returns to our investors.

We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations regarding data privacy and security, which could increase the cost of doing business, compliance risks and potential liability.
We are subject to complex and evolving laws, regulations, rules, standards and contractual obligations relating to data privacy and the security of personal information, and any failure to comply with these laws, regulations, rules, standards and contractual obligations could expose us to liability and/or reputational damage. The legal and regulatory environment surrounding data privacy and security in the U.S. and international jurisdictions is constantly evolving. New business initiatives have increased, and may continue to increase, the extent to which we are subject to such U.S. and international data privacy and security regulations. As new data privacy and security-related laws, regulations, rules and standards are implemented, the time and resources needed for us to comply with such laws, regulations, rules and standards, as well as our potential liability for non-compliance and reporting obligations in the case of cyberattacks, information security breaches or other similar incidents, may significantly increase. Compliance with these laws, regulations, rules and standards may require us to change our policies, procedures and technology for information security, which could, among other things, make us more vulnerable to operational failures and to monetary penalties for breach of such laws, regulations, rules and standards.
In the U.S., there are numerous federal, state and local data privacy and security laws and regulations governing the collection, sharing, use, retention, disclosure, security, storage, transfer and other processing of personal information. At the federal level, we are subject to, among other laws and regulations, the Gramm Leach Bliley Act (which regulates the confidentiality and security of customer information obtained by financial institutions and certain other types of financial services businesses) and regulations under it. Additionally, numerous states have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws and regulations. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach.
Further, when required by applicable laws, regulations, rules and industry standards, we strive to provide or cause our service providers to provide privacy policies which are accurate and comprehensive. We cannot, however, ensure that the disclosure of these privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security or with respect to the legally permissible sharing of data. Although we endeavor to comply with our privacy policies and to ensure our service providers do the same, occurrence of noncompliance or allegations of noncompliance are possible and could subject us to potential government or legal action, including action based on argument that the publication of these policies were deceptive, unfair, or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.
Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
 Our rights under our repurchase and derivative agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

In the event of our insolvency or bankruptcy, certain repurchase and derivative agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on and/or liquidate the collateral pledged under such agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase or derivative agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages (after any permitted collateral liquidation and setoff) may be treated as an unsecured claim. Net claims in our favor after application of setoff would be subject to significant delay and costs to us and, if and when received, may be substantially less than the damages we actually incur.
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
We invest in MSR and financial instruments whose cash flows are considered to be largely dependent on underlying MSR that either directly or indirectly act as collateral for the investment. We expect to increase our exposure to MSR-related investments in 2024. Generally, we have the right to receive certain cash flows from the MSR that are generated from the servicing fees and/or excess servicing spread associated with the MSR. Our investments in MSR-related assets expose us to risks associated with MSR, including the following:
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
The Federal Reserve (the “Fed”) owns approximately $2.4 trillion of Agency mortgage-backed securities as of December 31, 2023. Certain actions taken by the U.S. government, including the Fed, may have a negative a impact on our results. For example, rising short-term interest rates as the Fed lifts its monetary policy rate to slow the currently elevated rate of inflation may have a negative impact on our results. Meanwhile, any potential future reduction of the Fed’s balance sheet might lead to higher interest rate volatility and wider mortgage-backed security spreads that could negatively impact Annaly’s portfolio.

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

Changes in credit spreads may affect the market price of credit-sensitive investments.
A significant component of the fair value of CRT and non-Agency securities and other credit risk-oriented investments is attributable to the credit spread, or the difference between the value of the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note. Credit spreads can be highly volatile and may fluctuate due to changes in economic conditions, liquidity, investor demand and other factors. Credit spreads typically widen in times of increased market uncertainty or when economic conditions have or are expected to deteriorate. Credit spreads may also widen due to actual or anticipated rating downgrades on the securities or similar securities. Hedging fair value changes associated with credit spreads can be inefficient and our hedging strategies are not primarily designed to mitigate credit spread risk. Widening credit spreads could net unrealized gains to decrease or result in net losses.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
There is no assurance that borrowers have maintained or will maintain the insurance required under the applicable loan documents or that such insurance will be adequate.  In addition, the effects of climate change have made, and may continue to make, certain types of insurance, such as flood insurance, increasingly difficult and/or expensive to obtain in certain areas.In addition, since the residential mortgage loans generally do not require maintenance of terrorism insurance, we cannot assure you that any property will be covered by terrorism insurance.  Therefore, damage to a collateral property that is not adequately insured or damage to a collateral property caused by acts of terror may not be covered by insurance and may result in substantial losses to us.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our policies permit us to enter into interest rate swaps, caps and floors, interest rate swaptions, interest rate futures, and other derivative transactions to help us mitigate our interest rate and prepayment risks described above subject to maintaining our qualification as a REIT and our Investment Company Act exemption. We have used interest rate swaps and options to enter into interest rate swaps (commonly referred to as interest rate swaptions) to provide a level of protection against interest rate risks.  We may also purchase or sell TBAs on Agency mortgage-backed securities, purchase or write put or call options on TBAs, invest in other types of mortgage derivatives, such as interest-only securities, and hold short positions in U.S. Treasury securities. No hedging strategy can protect us completely. Interest rate hedging may fail to protect or could adversely affect us because, among other things: interest rate hedging can be expensive, particularly during periods of volatile interest rates; available hedges may not correspond directly with the risk for which protection is sought; and the duration of the hedge may not match the duration of the related asset or liability.
We are subject to risks of loss from weather conditions, man-made or natural disasters and the direct and indirect effects of climate change.
Assets in which we hold a direct or indirect interest could experience severe weather, including hurricanes, severe winter storms, and flooding (including as a result of sea level rise), all of which may become more severe as a result of climate change, which among other effects could impact house prices and housing-related costs and/or disrupt borrowers’ ability to pay their mortgage and or loan. In addition, such events, particularly if they are not adequately covered by insurance or have a broader negative impact on the local economy, may decrease the value of land and property secured by mortgages. Moreover, long term climate change could trigger extreme weather conditions that result in macroeconomic and demographic shifts. Over time, these conditions could result in repricing of the assets (land, property, securities) that we hold. There can be no assurance that climate change and severe weather will not have a material adverse effect on our financial performance.

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
Some of the risks of relying on analytical models and third party data are particular to analyzing tranches from securitizations, such as commercial or residential mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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

We are highly dependent on information systems and networks, many of which are operated by third parties, and any failure of these systems or networks could materially and adversely affect our business.
Our business is highly dependent on communications and information systems and networks. Any failure or interruption of our systems or networks or cyberattacks or other information security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyberattacks, or other information security breaches. Certain third parties provide information needed for our financial statements that we cannot obtain or verify from other sources. If one of those third parties experiences a system or network failure or cybersecurity incident, we may not have access to that information or may not have confidence in its accuracy.
Any failure to maintain performance, reliability and security of our technical infrastructure, systems or networks, or any such failure by third parties upon whom we rely, could materially and adversely affect our business.

Cyberattacks or other information security breaches could adversely affect our business, reputation and financial condition.
Cybersecurity risks for financial services businesses have significantly increased in recent years in part because of the proliferation of new technologies, including generative artificial intelligence, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other external parties. Computer malware, ransomware, viruses, computer hacking, denial-of-service attacks, and social engineering attacks (including phishing attacks) have become more prevalent in our industry and we are subject to such attempted attacks. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
We rely heavily on our financial, accounting and other data processing systems. A cyberattack or other information security breach of such systems could lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our clients, employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements.
While we generally perform cybersecurity diligence on our key service providers, we do not control our service providers and our ability to monitor their cybersecurity is limited. Some of our service providers may store or have access to our data and may not have effective controls, processes, or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation, cyberattacks or other information security breach. A vulnerability in our service providers’ software or systems, a failure of our service providers’ safeguards, policies or procedures, or a cyberattack or other information security breach affecting any of these third parties could harm our business.
Although we have not detected a material cybersecurity breach to date, other financial institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. We may be held responsible if certain third parties that facilitate our business activities experience a breach. Additionally, we cannot be certain that our insurance coverage will be adequate for cybersecurity liabilities actually incurred, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks, and possible increased costs of complying with cybersecurity laws and regulations. These costs and losses associated with these risks are difficult to predict and quantify, but could have a significant adverse effect on our operating results.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyberattacks or other information security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities), but any cyberattack or other information security breach may negatively affect our operations. Further, we could be exposed to litigation, regulatory enforcement, investigations or other legal action as a result of an incident, carrying the potential for damages, fines, sanctions or other penalties, injunctive relief requiring costly compliance measures, and reputational damage.

We depend on third party service providers, including mortgage loan servicers and sub-servicers, for a variety of services related to our business.
We depend on a variety of services provided by third party service providers related to our investments in MSR as well as for general operating purposes. For example, we rely on the mortgage servicers who service the mortgage loans underlying our MSR to, among other things, collect principal and interest payments on such mortgage loans and perform loss mitigation services in accordance with applicable laws and regulations. Mortgage servicers and other service providers, such as trustees, bond insurance providers, due diligence vendors and document custodians, may fail to perform or otherwise not perform in a manner that promotes our interests.
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
A default by the mortgage servicer in its capacity as servicer and/or failure of the mortgage servicer to perform its obligations related to any MSR could result in a loss of value of servicing fees and/or excess servicing spread. Mortgage servicers are subject to extensive federal, state and local laws, regulations and administrative decisions and failure to comply with such regulations can expose the servicer to fines, damages and losses. In the capacity of servicer, mortgage servicers operate in a highly litigious industry that subject it to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices.
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
Additionally, given the magnitude of the 2008-2009 housing crisis, and in response to the well-publicized failures of many servicers to follow proper foreclosure procedures, mortgage servicers are being held to much higher foreclosure-related

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

documentation standards than they previously were. However, because many mortgages have been transferred and assigned multiple times (and by means of varying assignment procedures) throughout the origination, warehouse, and securitization processes, mortgage servicers have generally had much more difficulty furnishing the requisite documentation to initiate or complete foreclosures. In addition, unexpected macro-level events such as the COVID-19 pandemic or natural disasters have led, and could continue to lead, to delays in the foreclosure process, both by operation of state law (e.g., foreclosure moratoriums in certain states) and by delays in the judicial system. These circumstances have led to stalled or suspended foreclosure proceedings, and ultimately additional foreclosure-related costs. Foreclosure-related delays also tend to increase ultimate loan loss severities as a result of property deterioration, amplified legal and other costs, and other factors. Many factors delaying foreclosure, such as borrower lawsuits and judicial backlog and scrutiny, are outside of a servicer's control and have delayed, and will likely continue to delay, foreclosure processing in both judicial states (where foreclosures require court involvement) and non-judicial states. The concerns about deficiencies in foreclosure practices of servicers and related delays in the foreclosure process may impact our loss assumptions and has affected and may continue to affect the values of, and our returns on, our investments in residential whole loans.

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
A default by the mortgage servicer in its capacity as servicer and/or failure of the mortgage servicer to perform its obligations related to any MSR could result in a loss of value of servicing fees and/or excess servicing spread. Mortgage servicers are subject to extensive federal, state and local laws, regulations and administrative decisions and failure to comply with such regulations can expose the servicer to fines, damages and losses. In the capacity of servicer, mortgage servicers operate in a highly litigious industry that subject them to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our highly skilled employees, and particularly on our key personnel, including our executive officers. Our executive officers have extensive experience and strong reputations in the sectors in which we operate and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training our other key personnel, and arranging necessary financing. The departure of any of our executive officers or other key personnel, or our inability to attract, motivate and retain highly qualified employees at all levels of the firm in light of the intense competition for talent, could adversely affect our business, operating results or financial condition; diminish our investment opportunities; or weaken our relationships with lenders, business partners and industry personnel.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1A. Risk Factors

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
Under our charter, we have 1,531,750,000 authorized shares of capital stock, par value of $0.01 per share.  Sales of a substantial number of shares of our common stock or other equity-related securities in the public market, or any hedging or arbitrage trading activity that may develop involving our common stock, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

For a full discussion of our cybersecurity risk management process and policies, please refer to the subsection titled “Operational Risk Management” within the “Risk Management” section of Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 2. PROPERTIES

Our executive and administrative office is located at 1211 Avenue of the Americas New York, New York 10036, telephone 212-696-0100.  This office is leased under a non-cancelable lease expiring September 30, 2025.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business.  As of December 31, 2023, we were not party to any pending material legal proceedings and we are not aware of any contemplated material proceedings by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading publicly on October 8, 1997 and is traded on the New York Stock Exchange under the trading symbol “NLY.” As of January 31, 2024, we had 500,080,287 shares of common stock issued and outstanding which were held by approximately 480,324 beneficial holders. The equity compensation plan information called for by Item 201(d) of Regulation S-K is set forth in Item 12 of Part III of this Form 10-K under the heading “Equity Compensation Plan Information.”

Dividends
We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments) consistent with the distribution requirements applicable to REITs.  This will enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by factors beyond our control.  In addition, unrealized changes in the estimated fair value of available-for-sale investments may have a direct effect on dividends. All distributions will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time.  See also Item 1A. “Risk Factors.” No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock.  From the date of issuance of our preferred stock through December 31, 2023, we have paid full cumulative dividends on our preferred stock.
Share Performance Graph
The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite 500 stock Index or S&P 500 Index, and the Bloomberg Mortgage REIT Index, or BBG REIT index, an industry index of mortgage REITs.  The comparison is for the five-year period ended December 31, 2023 and assumes the reinvestment of dividends.  The graph and table assume that $100 was invested in our common stock and the two other indices on the last trading day of the initial year shown in the graph. Upon written request we will provide stockholders with a list of the REITs included in the BBG REIT Index.
Five-Year Share Performance

225
200
175
150
125
100
75
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Annaly Capital Management, Inc.
S&P 500 Index
BBG REIT Index

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Annaly Capital Management, Inc.	100	107	110	113	89	93
S&P 500 Index	100	131	156	200	164	207
BBG REIT Index	100	124	96	113	86	98
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
Share Repurchase
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. The new share repurchase program replaces our previous $1.5 billion share repurchase program, which expired on December 31, 2021. No shares were repurchased with respect to this share repurchase program during the year ended December 31, 2023. As of December 31, 2023, the maximum dollar value of shares that may yet be purchased under this program was $1.5 billion.
In November 2022, we announced that our Board authorized a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased to with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2023. As of December 31, 2023, the maximum dollar value of shares that may yet be purchased under this plan was $1.6 billion.
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

This section of our Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

INDEX TO ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	49
Reverse Stock Split	49
Business Environment	49
Economic Environment	50
London Interbank Offered Rate (“LIBOR”) Transition	51
Results of Operations	51
Net Income (Loss) Summary	52
Non-GAAP Financial Measures	53
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	53
Premium Amortization Expense	55
Economic Leverage and Economic Capital Ratios	55
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	56
Experienced and Projected Long-term CPR	57
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	57
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	58
Other Income (Loss)	59
General and Administrative Expenses	60
Return on Average Equity	61
Unrealized Gains and Losses - Available-for-Sale Investments	61
Financial Condition	62
Residential Securities	62
Contractual Obligations	64
Commitments and Contractual Obligations with Unconsolidated Entities	65
Capital Management	65
Stockholders’ Equity	65
Capital Stock	65
Leverage and Capital	66
Risk Management	66
Risk Appetite	67
Governance	67
Description of Risks	68
Liquidity and Funding Risk Management	69
Funding	69
Excess Liquidity	70
Maturity Profile	71
Stress Testing	72
Liquidity Management Policies	73
Investment/Market Risk Management	73
Credit Risk Management	74
Counterparty Risk Management	74
Operational Risk Management	75
Compliance, Regulatory and Legal Risk Management	76
Critical Accounting Estimates	77
Valuation of Financial Instruments	77
Residential Securities	77
Residential Mortgage Loans	77
MSR	77
Interest Rate Swaps	78
Revenue Recognition	78
Consolidation of Variable Interest Entities	78
Use of Estimates	78
Glossary of Terms	79

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
Business Environment
Financial markets saw meaningful volatility in 2023, marking a second consecutive year in which fixed income markets were more broadly impacted by elevated uncertainty around the outlook for the economy and the macroeconomic landscape. The volatility was driven by a combination of factors, including bank earnings and liquidity pressures that emerged in March 2023 following the sudden failure of Silicon Valley Bank. Fears over the health of the broader banking system ultimately proved disproportionate, evidenced by a normalization in interest rates as the economy remained robust. However, interest rates then rose sharply between August and October with the ten-year Treasury note reaching the 5% yield mark as market participants appeared increasingly concerned about the outlook for the fiscal trajectory. The total deficit reached $1.78 trillion for the full calendar year, representing another year of large fiscal deficits despite healthy economic growth.
The broader economy continued to expand, labor markets remained robust and inflation moderated throughout the year. While many observers had expected the economy to enter into a recession in 2023, data thus far has suggested that inflation moderated without a meaningful deterioration in economic activity, setting up a scenario in which parts of the economy moved into better balances without a sharp contraction in economic output or a significantly weaker labor market (a so-called “soft landing”). The increased likelihood of a soft landing appears to have been driven by numerous factors, including fewer price pressures on the supply side of the economy as shipping of goods normalized following earlier disruptions from the pandemic and the Russian invasion of the Ukraine. In addition, U.S. consumers continue to find employment and enjoy healthy balance sheets, while growing wages afford them the ability to continue to spend on goods and services, thereby supporting broader economic growth. Private sector investment activity rebounded somewhat in 2023 relative to 2022, while government spending and investment incentives created by federal legislation supported economic growth as well.
Following the rapid tightening in monetary policy in 2022, the Federal Reserve (the “Fed”) raised interest rates an additional one percentage point in 2023 and ultimately kept the Federal Funds Target Rate at 5.25% – 5.50% since late July. Meanwhile, the Fed maintained the pace it set in 2022 in the reduction of its balance sheet throughout the year, effectively letting up to $60 billion in Treasury and up to $35 billion in Agency MBS runoff per month in 2023. Driven by the continued maturities, the Federal Reserve’s balance sheet declined by $838 billion to $7.7 trillion over the course of the year.
In this environment, home prices outperformed the market’s expectations despite mortgage rates reaching 20-year highs, resulting in historically low affordability for prospective homeowners. Home prices have continued to benefit from existing homeowners’ inability to move homes absent a meaningful increase in housing costs (the so called “lock in effect”), resulting in low availability of inventory for sale as borrowers locked into below-market mortgage rates are less willing to move or trade up. Housing activity remains depressed, although we have seen modest signs of an uptick in demand following the recent decline in mortgage rates. Ultimately, we are constructive on the housing market outlook should the labor market and consumers remain resilient in line with a “soft landing” economic scenario.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Over the course of the year, we generated a +6.0% economic return, which demonstrates the efficacy of our diversified housing finance model, as well as our disciplined portfolio and risk management. In light of the volatile environment, we continued to proactively manage our leverage profile throughout the year, in turn reducing our economic leverage from 6.3x at the end of the 2022 to 5.7x at the end of 2023. A part of the reduced leverage is driven by further diversification into our Residential Credit and MSR businesses, which are less levered than Agency MBS. Of note, the combined capital allocation to the two businesses increased by five percentage points to 38% at the end of 2023.
Turning to the Agency MBS portfolio, our aggregate portfolio declined modestly, falling from $72.9 billion in assets at the end of 2022 to $65.7 billion at the end of 2023. The lower portfolio balance is largely driven by asset sales throughout the year to accommodate the shift in capital allocation, as well as a somewhat lower leverage in the strategy as interest rate markets and mortgage spreads remained very volatile throughout most of the year. In addition to somewhat lower aggregate holdings, we focused on shifting the coupon distribution higher throughout the year, bringing the share of 5.0% coupons or higher to 48%, up 17 percentage points from the 2022 year-end levels. In addition, we rotated out of “to be announced” (“TBA”) security holdings, in turn reducing our holdings from $10.6 billion at the end of 2022 to ($0.6) billion at the end of 2023. This reduction was driven by the combination of reduced advantageous financing of TBA securities relative to specified pool ownership and the desire to add prepayment protection in higher coupon purchases. Finally, given attractive relative value opportunities with respect to Agency MBS, we increased our portfolio of Agency CMBS to $3.5 billion market value, as the asset class offered an attractive stable cash flow in volatile interest rate markets.
The residential credit sector benefited from the strong economic environment and the resilience of the housing market, enabling us to continue to achieve progress in building out the business. Our Residential Credit portfolio ended the year at $5.7 billion market value, having grown 14% year over year, and representing 20% of the firm’s capital. The business growth continued to be driven by our residential whole loan acquisition strategy, through which our Residential Credit business acquired $4.7 billion in loans, with a vast majority coming through our correspondent channel, which allows us to control all aspects of the loan making process, including asset selection, counterparties and loss mitigation.
Finally, we also continued to grow our MSR portfolio, further increasing assets through purchases predominantly of low-coupon bulk MSR packages, in turn growing the portfolio by 50% throughout 2023, to $2.7 billion market value. Similar to 2022, bulk trading activity of MSR packages remained at historically elevated levels as mortgage originators looked to monetize MSR holdings to offset low profit margins in their mortgage origination businesses. Meanwhile, demand for MSR also remained strong, as a broad investor base sought MSR as purely financial investments or to acquire escrow deposits and customers that can later be refinanced. We opportunistically bought MSR packages as a strategic partner to originators given our complementary business strategy as a financial investor. Our MSR portfolio continued to consist predominantly of low coupon, high quality conventional MSR, which at the weighted average coupon of 3.06% at the end of 2023, remained far from having a refinancing incentive considering prevailing mortgage rates.
Economic leverage is a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to its most directly comparable GAAP results.

Economic Environment
U.S. real economic growth accelerated in 2023, with U.S. gross domestic product (“GDP”) rising 2.5% on a year-over-year basis, above the 1.9% recorded for 2022. Economic activity continued to strengthen throughout the year, led by sizeable increases in consumption. Consumer balance sheets remained healthy and benefited from further income growth, leading retail sales data to notably increase in the fourth quarter. Increased government spending spread across state, local and federal levels, as well as higher exports, also boosted the GDP. Meanwhile, fixed business investment was more muted throughout the year, while residential housing started to move sideways and home sales continued to fall in light of higher mortgage rates. Heading into 2024, recession risks appear relatively low given the upbeat picture of consumer and business spending, although the impact of the Fed’s monetary policy tightening continues to flow through to the real economy and credit conditions have tightened.
Meanwhile, the supply and demand for labor moved into better balance by the end of 2023. The unemployment rate ended the year at 3.7%, increasing 0.2 percentage points from the historic low of 3.5% reported in December 2022. Total nonfarm payroll employment expanded at a slower pace in 2023, totaling 3.1 million added jobs, relative to 4.5 million added jobs seen in 2022. Strong job creation was accompanied by an increase in the supply of workers, as the labor force participation rate increased gradually throughout the year and the employment-to-population ratio rose slightly. At the same time, job openings trended lower, although they remained elevated relative to pre-pandemic averages. As a result of the more balanced labor market, wage growth slowed as the Employment Cost Index wages rose 4.3% over the 12 months ending in December, well below the 5.1% shown by the same metric a year earlier.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Price pressures remained at elevated levels throughout the year although they have shown notable signs of progress toward the Fed’s 2% target. The headline Personal Consumption Expenditure Chain Price Index (“PCE”), the Fed’s preferred inflation gauge, measured 2.6% in December 2023, after peaking at 7.0% on a year-over-year basis in June 2022. The core measure, which does not include price changes in food and energy sectors, measured 2.9% year-over year, the first time that the core PCE has been below 3.0% on a year-over-year basis since March 2021. Additionally, recent survey measures of short-run inflation expectations have declined meaningfully and longer-term inflation expectations appear well anchored. The disinflationary pressures are mostly attributed to lower goods prices, while the service sector remains elevated, particularly in measures such as shelter inflation.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the easing of inflation pressures, the Fed slowed its tightening campaign at the beginning of 2023 and remained on pause in the second half of the year. The target range for the Federal Funds rate increased 100 basis points from 4.25% - 4.50% in December 2022 to 5.25% - 5.50% by the end of 2023. At the December meeting of the Federal Open Market Committee (“FOMC”), Federal Reserve Chair Jerome Powell stated that the policy rate is at or near its peak in the Fed’s tightening cycle and signaled an potentially easier monetary policy over the course of 2024. Regarding the FOMC’s balance sheet policy, the decline in their securities portfolio, which started in 2022, continued uninterrupted throughout all of 2023. The amount of quantitative tightening – the process in which the Federal Reserve lets securities in its portfolio mature, thereby lowering bank reserves and other liquidity in the financial system – continues at $95 billion per month across U.S. Treasuries and Agency MBS, almost twice the runoff rate of the prior quantitative tightening period between 2017 and 2019.
During 2023, U.S. Treasury rates were volatile as market participants adjusted expectations for economic conditions and monetary policy. Despite the volatility, the yield on the 10-year Treasury note ended the year effectively unchanged at 3.88%. The 10-year Treasury Inflation Protected Security (“TIPS”), which subtracts the expected inflation rate from the bond’s nominal yield, fell 13 basis points, as market participants have started to price in an easing cycle for the Fed. Meanwhile, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, tightened slightly, ending the year 12 basis points tighter than December 2022.
The following table below presents interest rates and spreads at each date presented:

	As of December 31,
	2023	2022	2021
30-Year mortgage current coupon	5.25%	5.39%	2.07%
Mortgage basis	137 bps	152 bps	56 bps
10-Year U.S. Treasury rate	3.88%	3.87%	1.51%
OIS SOFR Swaps
1-Month	5.35%	4.36%	0.05%
6-Month	5.15%	4.80%	0.19%

London Interbank Offered Rate (“LIBOR”) Transition
All LIBOR tenors relevant to us either are no longer published or are no longer representative. All of our LIBOR-linked instruments have fallen back to a non-LIBOR-based index, either by their contractual terms, pursuant to U.S. federal legislation, through clearinghouse action, or otherwise.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the years ended December 31, 2023, 2022 and 2021.

	As of and for the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share data)
Interest income	$3,731,581	$2,778,887	$1,983,036
Interest expense	3,842,965	1,309,735	249,243
Net interest income	(111,384)	1,469,152	1,733,793
Servicing and related income	364,157	246,926	69,018
Servicing and related expense	37,652	25,145	12,202
Net servicing income	326,505	221,781	56,816
Other income (loss)	(1,651,591)	243,787	796,360
Less: Total general and administrative expenses	162,553	162,729	186,014
Income (loss) before income taxes	(1,599,023)	1,771,991	2,400,955
Income taxes	39,434	45,571	4,675
Net income (loss)	(1,638,457)	1,726,420	2,396,280
Less: Net income (loss) attributable to noncontrolling interests	4,714	1,095	6,384
Net income (loss) attributable to Annaly	(1,643,171)	1,725,325	2,389,896
Less: Dividends on preferred stock	141,676	110,623	107,532
Net income (loss) available (related) to common stockholders	$(1,784,847)	$1,614,702	$2,282,364
Net income (loss) per share available (related) to common stockholders
Basic	$(3.61)	$3.93	$6.40
Diluted	$(3.61)	$3.92	$6.39
Weighted average number of common shares outstanding
Basic	494,541,323	411,348,484	356,856,520
Diluted	494,541,323	411,621,758	357,142,251
Other information
Investment portfolio at period-end	$87,396,467	$78,469,860	$74,792,041
Average total assets	$88,177,773	$78,768,785	$81,925,499
Average equity	$11,437,590	$11,616,995	$13,728,352
GAAP leverage at period-end (1)	6.8:1	6.0:1	4.7:1
GAAP capital ratio at period-end (2)	12.2%	13.9%	17.2%
Annualized return on average total assets	(1.86)%	2.19%	2.92%
Annualized return on average equity	(14.33)%	14.86%	17.45%
Net interest margin (3)	(0.13)%	1.92%	2.28%
Average yield on interest earning assets (4)	4.32%	3.64%	2.61%
Average GAAP cost of interest bearing liabilities (5)	5.13%	2.03%	0.37%
Net interest spread	(0.81)%	1.61%	2.24%
Weighted average experienced CPR for the period	6.5%	12.2%	23.7%
Weighted average projected long-term CPR at period-end	9.4%	7.8%	12.7%
Common stock book value per share	$19.44	$20.79	$31.88
Non-GAAP metrics *
Interest income (excluding PAA)	$3,733,235	$2,418,300	$2,040,194
Economic interest expense (5)	$2,257,912	$943,574	$525,385
Economic net interest income (excluding PAA)	$1,475,323	$1,474,726	$1,514,809
Premium amortization adjustment cost (benefit)	$1,654	$(360,587)	$57,158
Earnings available for distribution (6)	$1,554,014	$1,850,138	$1,768,391
Earnings available for distribution per average common share	$2.86	$4.23	$4.65
Annualized EAD return on average equity (excluding PAA)	13.71%	16.02%	12.90%
Economic leverage at period-end (1)	5.7:1	6.3:1	5.7:1
Economic capital ratio at period-end (2)	14.0%	13.4%	14.4%
Net interest margin (excluding PAA) (3)	1.62%	2.03%	2.02%
Average yield on interest earning assets (excluding PAA) (4)	4.33%	3.16%	2.68%
Average economic cost of interest bearing liabilities (5)	3.01%	1.46%	0.79%
Net interest spread (excluding PAA)	1.32%	1.70%	1.89%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued, and U.S. Treasury securities sold, not yet purchased divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing (excluding certain non-recourse credit facilities), and U.S. Treasury securities sold, not yet purchased. Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, and participations issued are non-recourse to us and are excluded from economic leverage.
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

GAAP
Net income (loss) was ($1.6) billion, which includes $4.7 million attributable to noncontrolling interests, or $(3.61) per average basic common share, for the year ended December 31, 2023 compared to $1.7 billion, which includes $1.1 million attributable to noncontrolling interests, or $3.93 per average basic common share, for the same period in 2022. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on derivatives and net interest income, partially offset by favorable changes in net gains (losses) on investments and other, higher net servicing income, higher other, net and lower business divestiture-related losses. Net gains (losses) on derivatives for the year ended December 31, 2023 was $0.4 billion compared to $4.9 billion for the same period in 2022. Net interest income for the year ended December 31, 2023 was ($111.4) million compared to $1.5 billion for the same period in 2022. Net gains (losses) on investments and other for the year ended December 31, 2023 was ($2.1) billion compared to ($4.6) billion for the same period in 2022. Net servicing income for the year ended December 31, 2023 was $326.5 million compared to $221.8 million for the same period in 2022. Other, net for the year ended December 31, 2023 was $73.7 million compared to $6.7 million for the same period in 2022. Business divestiture-related gains (losses) for the year ended December 31, 2023 was $0.0 million compared to ($40.3) million for the same period in 2022. Refer to the section titled “Other income (loss)” located within this Item 7 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $1.6 billion, or $2.86 per average common share, for the year ended December 31, 2023, compared to $1.9 billion, or $4.23 per average common share, for the same period in 2022. The change in earnings available for distribution for the year ended December 31, 2023 compared to the same period in 2022 was primarily due to an higher interest expense from an increase in average borrowing rates and average interest bearing balances, a decline in TBA dollar roll income on reduced specialness partially offset by a favorable change in the net interest component of interest rate swaps, higher coupon income and lower premium amortization expense, excluding PAA, resulting from an increase in interest rates, purchasing assets with lower cost bases, and lower prepayment speeds, combined with higher servicing income and other, net.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(1,638,457)	$1,726,420	$2,396,280
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	2,137,538	4,602,456	(120,958)
Net (gains) losses on derivatives (2)	1,184,961	(4,493,013)	(1,083,872)
Loan loss provision (reversal) (3)	(219)	(22,923)	(148,632)
Business divestiture-related (gains) losses	—	40,258	278,559
Other adjustments
Amortization of intangibles	4,573	3,948	15,225
Non-EAD (income) loss allocated to equity method investments (4)	354	(15,499)	(10,930)
Transaction expenses and non-recurring items (5)	8,209	7,620	5,579
Income tax effect of non-EAD income (loss) items	31,570	46,070	13,325
TBA dollar roll income and CMBX coupon income (6)	20,621	431,475	445,768
MSR amortization (7)	(182,151)	(114,992)	(72,727)
EAD attributable to noncontrolling interests	(14,639)	(1,095)	(6,384)
Premium amortization adjustment cost (benefit)	1,654	(360,587)	57,158
Earnings available for distribution *	1,554,014	1,850,138	1,768,391
Dividends on preferred stock	141,676	110,623	107,532
Earnings available for distribution attributable to common stockholders *	$1,412,338	$1,739,515	$1,660,859
GAAP net income (loss) per average common share	$(3.61)	$3.93	$6.40
Earnings available for distribution per average common share *	$2.86	$4.23	$4.65
GAAP return (loss) on average equity	(14.33)%	14.86%	17.45%
EAD return on average equity (excluding PAA) *	13.71%	16.02%	12.90%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $1.6 billion, $366.2 million and ($276.1) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3) Includes $0.0 million, ($2.3) million, and $(3.6) million of loss provision (reversal) on unfunded loan commitments for the years ended December 31, 2023, 2022 and 2021, respectively, which is reported in Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(5) Represents costs incurred in connection with securitizations of residential whole loans.
(6) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $1.5 million, $4.4 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Premium Amortization Expense
In accordance with GAAP, we amortize or accrete premiums or discounts into interest income for our Agency MBS, excluding interest-only securities, multifamily and reverse mortgages, taking into account estimates of future principal prepayments in the calculation of the effective yield. We recalculate the effective yield as differences between anticipated and actual prepayments occur. Using third party models and market information to project future cash flows and expected remaining lives of securities, the effective interest rate determined for each security is applied as if it had been in place from the date of the security’s acquisition. The amortized cost of the security is then adjusted to the amount that would have existed had the new effective yield been applied since the acquisition date. The adjustment to amortized cost is offset with a charge or credit to interest income. Changes in interest rates and other market factors will impact prepayment speed projections and the amount of premium amortization recognized in any given period.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Years Ended December 31,
	2023	2022	2021
	(dollars in thousands)
Premium amortization expense	$165,158	$48,013	$760,818
Less: PAA cost (benefit)	1,654	(360,587)	57,158
Premium amortization expense (excluding PAA)	$163,504	$408,600	$703,660

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
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing (excluding certain non-recourse credit facilities), and U.S. Treasury securities sold, not yet purchased. Certain credit facilities (included within other secured financing), debt issued by securitization vehicles, and participations issued are non-recourse to us and are excluded from economic leverage.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	December 31, 2023	December 31, 2022
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$62,201,543	$59,512,597
Other secured financing	500,000	250,000
Debt issued by securitization vehicles	11,600,338	7,744,160
Participations issued	1,103,835	800,849
U.S. Treasury securities sold, not yet purchased	2,132,751	—
Total GAAP debt	$77,538,467	$68,307,606
Less Non-Recourse Debt:
Debt issued by securitization vehicles	(11,600,338)	(7,744,160)
Participations issued	(1,103,835)	(800,849)
Total recourse debt	$64,834,294	$59,762,597
Plus / (Less):
Cost basis of TBA and CMBX derivatives	(555,221)	11,050,351
Payable for unsettled trades	3,249,389	1,157,846
Receivable for unsettled trades	(2,710,224)	(575,091)
Economic debt *	$64,818,238	$71,395,703
Total equity	$11,345,091	$11,369,426
Economic leverage ratio *	5.7:1	6.3:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	December 31, 2023	December 31, 2022
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$93,227,236	$81,850,712
Less:
Gross unrealized gains on TBA derivatives (1)	(20,689)	(17,056)
Debt issued by securitization vehicles	(11,600,338)	(7,744,160)
Plus:
Implied market value of TBA derivatives	(573,602)	10,578,676
Total economic assets *	$81,032,607	$84,668,172
Total equity	$11,345,091	$11,369,426
Economic capital ratio (2)*	14.0%	13.4%

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
Item 7. Management’s Discussion and Analysis
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2023	$3,731,581	$1,654	$3,733,235
December 31, 2022	$2,778,887	$(360,587)	$2,418,300
December 31, 2021	$1,983,036	$57,158	$2,040,194
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.

Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2023	$3,842,965	$(1,585,053)	$2,257,912	$(111,384)	$(1,585,053)	$1,473,669	$1,654	$1,475,323
December 31, 2022	$1,309,735	$(366,161)	$943,574	$1,469,152	$(366,161)	$1,835,313	$(360,587)	$1,474,726
December 31, 2021	$249,243	$276,142	$525,385	$1,733,793	$276,142	$1,457,651	$57,158	$1,514,809
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

	Experienced CPR (1)	Long-term CPR (2)
For the years ended
December 31, 2023	6.5%	9.4%
December 31, 2022	12.2%	7.8%
December 31, 2021	23.7%	12.7%
(1) For the years ended December 31, 2023, 2022 and 2021, respectively. (2) At December 31, 2023, 2022 and 2021, respectively.
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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the years ended	(dollars in thousands)
December 31, 2023	$86,305,249	$3,733,235	4.33%	$74,962,858	$2,257,912	3.01%	$1,475,323	1.32%
December 31, 2022	$76,429,267	$2,418,300	3.16%	$64,512,269	$943,574	1.46%	$1,474,726	1.70%
December 31, 2021	$76,079,589	$2,040,194	2.68%	$66,607,057	$525,385	0.79%	$1,514,809	1.89%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the years ended		(dollars in thousands)
December 31, 2023	$3,733,235	20,621	(2,257,912)	$1,495,944	$86,305,249	6,010,685	$92,315,934	1.62%
December 31, 2022	$2,418,300	431,475	(943,574)	$1,906,201	$76,429,267	17,533,362	$93,962,629	2.03%
December 31, 2021	$2,040,194	445,768	(525,385)	$1,960,577	$76,079,589	21,131,344	$97,210,933	2.02%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $1.5 million, $4.4 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the years ended	(dollars in thousands)
December 31, 2023	$74,962,858	$77,038,467	$2,257,912	3.01%	5.07%	5.22%	(0.15%)	(2.06%)	(2.21%)
December 31, 2022	$64,512,269	$68,307,606	$943,574	1.46%	1.85%	2.52%	(0.67%)	(0.39%)	(1.06%)
December 31, 2021	$66,607,057	$61,877,597	$525,385	0.79%	0.04%	0.06%	(0.02%)	0.75%	0.73%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
2023 Compared with 2022
Economic interest expense increased by $1.3 billion for the year ended December 31, 2023 compared to the same period in 2022. The change was primarily due to higher average interest bearing liabilities from an increase in repurchase agreement balances and higher borrowing rates. This was partially offset by the change in the net interest component of interest rate swaps, which was $1.6 billion for the year ended December 31, 2023 compared to $366.2 million for the same period in 2022.
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
At December 31, 2023 the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. At December 31, 2022, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
2023 Compared with 2022
Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($2.9) billion for the year ended December 31, 2023 compared with ($3.5) billion for the same period in 2022. For the year ended December 31, 2023, we disposed of Residential Securities with a carrying value of $36.4 billion for an aggregate net loss of ($2.9) billion. For the same period in 2022, we disposed of Residential Securities with a carrying value of $28.9 billion for an aggregate net loss of ($3.6) billion and we recognized a realized gain of $33.4 million as a result of deconsolidating a multifamily VIE.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $797.6 million for the year ended December 31, 2023 compared to ($1.1) billion for the same period in 2022, primarily due to favorable changes in unrealized gains (losses) on securitized residential whole loans of consolidated VIEs of $1.5 billion, Agency MBS of $1.5 billion, non-Agency MBS of $334.1 million, residential whole loans of $252.2 million, and CRT securities of $95.7 million partially offset by unfavorable changes in residential securitized debt of consolidated VIEs of ($1.5) billion, MSR of ($134.9) million and participations issued of ($123.5) million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the year ended December 31, 2023 was $0.7 billion compared to $3.6 billion for the same period in 2022, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, partially offset by the changes in net interest component of interest rate swaps and realized gains (losses) on termination or maturity of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($815.6) million for the year ended December 31, 2023, reflecting quarters of rate rallies and sell-offs in forward interest rates during the current period, compared to $3.5 billion for the same period in 2022, reflecting a sharper rise in forward interest rates during the prior period. Realized gains (losses) on termination or maturity of interest rate swaps was ($74.8) million resulting from the termination or maturity of interest rate swaps with a notional amount of $12.7 billion for the year ended December 31, 2023 compared to ($266.4) million resulting from the termination or maturity of interest rate swaps with a notional amount of $21.3 billion for the same period in 2022. Net interest component of interest rate swaps was $1.6 billion for the year ended December 31, 2023 compared to $366.2 million for the same period in 2022 due to an increase in average notional complemented by a full year of net receive rates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Net gains (losses) on other derivatives was ($294.6) million for the year ended December 31, 2023 compared to $1.3 billion for the same period in 2022. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures contracts, which was ($6.8) million for the year ended December 31, 2023 compared to $4.0 billion for the same period in 2022 and net gains (losses) on interest rate swaptions, which was ($148.8) million for the year ended December 31, 2023 compared to $152.0 million for the same period in 2022, partially offset by a favorable change in net gains (losses) on TBA derivatives, which was ($140.8) million for the year ended December 31, 2023 compared to ($2.8) billion for the same period in 2022.

Loan Loss (Provision) Reversal
For the year ended December 31, 2023, a loan loss (provision) reversal of $0.2 million was recorded on commercial mortgage and corporate loans compared to $20.7 million for the same period in 2022. Refer to the “Loans” Note located within Item 15 for additional information related to these loan loss provisions.

Business Divestiture-Related Gains (Losses)
For the year ended December 31, 2023, there were no business divestiture-related gains (losses). For the year ended December 31, 2022, the majority of business divestiture-related gain (losses) were associated with the sale of our corporate loan interests. Refer to the “Sale of Middle Market Lending Portfolio” Note located within Item 15 for additional information related to the transaction.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net was $73.7 million for the year ended December 31, 2023 compared to $6.7 million for the same period in 2022, primarily attributable to an increase in interest on custodial balances, partially offset by an increase in MSR financing expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the years ended	(dollars in thousands)
December 31, 2023	$162,553	0.18%	1.42%
December 31, 2022	$162,729	0.21%	1.40%
December 31, 2021	$186,014	0.23%	1.35%

2023 Compared with 2022
G&A expenses decreased $0.2 million to $162.6 million for the year ended December 31, 2023 compared to the same period in 2022. The increase in compensation expense was almost fully offset by the decrease in other general and administrative expense due to lower expenses resulting from the divestiture of our MML assets, which was announced in the second quarter of 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the years ended
December 31, 2023	12.88%	2.85%	(28.30)%	(1.42%)	(0.34%)	(14.33%)
December 31, 2022	15.80%	1.91%	(1.06)%	(1.40%)	(0.39%)	14.86%
December 31, 2021	10.62%	0.41%	7.81%	(1.35%)	(0.04%)	17.45%
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

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Unrealized gain	$5,051	$5,910
Unrealized loss	(1,340,451)	(3,714,806)
Accumulated other comprehensive income (loss)	$(1,335,400)	$(3,708,896)

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
The fair value of these securities being less than amortized cost at December 31, 2023 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
Financial Condition
Total assets were $93.2 billion and $81.9 billion at December 31, 2023 and 2022, respectively. The change was primarily due to increases in Agency MBS of $4.0 billion, residential mortgage loans, including assets transferred or pledged to securitization vehicles, of $4.7 billion, MSR of $0.4 billion, receivable for unsettled trades of $2.1 billion, and principal and interest receivable of $0.6 billion, partially offset by decreases in CMBS of $0.3 billion and derivative assets of $0.2 billion. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at December 31, 2023:

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value	$66,308,788	$2,122,196	$18,743,039	$222,444	$87,396,467
Implied market value of derivatives (2)	(573,602)	—	—	—	(573,602)
Debt
Repurchase agreements	58,305,133	—	3,705,134	191,276	62,201,543
Implied cost basis of derivatives (2)	(555,221)	—	—	—	(555,221)
Other secured financing	—	500,000	—	—	500,000
Debt issued by securitization vehicles	—	—	11,600,338	—	11,600,338
Participations issued	—	—	1,103,835	—	1,103,835
U.S. Treasury securities sold, not yet purchased	1,973,568	(5,683)	163,855	1,011	2,132,751
Net forward purchases	523,543	15,612	10	—	539,165
Other
Net other assets / liabilities	1,475,735	327,958	184,300	56,644	2,044,637
Net equity allocated	$6,963,898	$1,940,225	$2,354,167	$86,801	$11,345,091

Net equity allocated (%)	61%	18%	20%	1%	100%
Debt/net equity ratio (3)	8.4:1	0.3:1	7.0:1	2.2:1	6.8:1

(1) Fair value includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at December 31, 2023 and December 31, 2022 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At December 31, 2023 and December 31, 2022 we had on our Consolidated Statements of Financial Condition a total of $1.4 billion and $1.1 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.4 billion and $2.9 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the years ended December 31, 2023 and 2022 was 6.5% and 12.2%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of December 31, 2023 and 2022 was 9.4% and 7.8%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table presents our Residential Securities that were carried at fair value at December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$62,198,941	$60,029,758
Adjustable-rate pass-through	191,489	234,387
CMO	82,972	89,610
Interest-only	264,005	218,077
Multifamily	3,544,528	1,674,165
Reverse mortgages	26,853	28,898
Total agency securities	$66,308,788	$62,274,895
Residential credit
Credit risk transfer	$974,059	$997,557
Alt-A	150,235	91,216
Prime	180,647	197,870
Subprime	235,605	156,313
NPL/RPL	1,197,555	1,317,154
Prime jumbo (>= 2010 vintage)	344,232	228,593
Total residential credit securities	$3,082,333	$2,988,703
Total Residential Securities	$69,391,121	$65,263,598

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,078,626	$68,290,976
Net premium	63,902	1,049,253
Amortized cost	70,142,528	69,340,229
Amortized cost / principal amount	100.09%	101.54%
Carrying value	68,701,769	64,736,220
Carrying value / principal amount	98.04%	94.79%
Weighted average coupon rate	4.68%	4.03%
Weighted average yield	4.64%	3.76%
Adjustable-rate Residential Securities (1)
Principal amount	$1,206,700	$1,407,295
Weighted average coupon rate	8.79%	7.16%
Weighted average yield	8.09%	7.01%
Weighted average term to next adjustment (2)	8 Months	9 Months
Weighted average lifetime cap (3)	9.34%	9.30%
Principal amount at period end as % of total residential securities	1.72%	2.06%
Fixed-rate Residential Securities (1)
Principal amount	$68,871,926	$66,883,681
Weighted average coupon rate	4.61%	3.96%
Weighted average yield	4.58%	3.70%
Principal amount at period end as % of total residential securities	98.28%	97.94%
Interest-only Residential Securities
Notional amount	$25,918,105	$17,346,307
Net premium	865,467	785,532
Amortized cost	865,467	785,532
Amortized cost / notional amount	3.34%	4.53%
Carrying value	689,352	527,378
Carrying value / notional amount	2.66%	3.04%
Weighted average coupon rate	0.43%	0.56%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following tables summarize certain characteristics of our Residential Credit portfolio at December 31, 2023.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$974,059	$—	$974,059	9.66%	1.73%	0.81%	4.40%
Alt-A	150,235	54,038	96,197	5.55%	14.69%	2.68%	8.66%
Prime	180,647	43,332	137,315	3.43%	8.29%	0.40%	3.38%
Subprime	235,605	72,016	163,589	7.15%	23.13%	8.74%	5.67%
Re-performing loan securitizations	796,711	412,365	384,346	5.25%	28.24%	19.73%	4.61%
Non-performing loan securitizations	400,844	346,867	53,977	4.32%	40.80%	66.32%	15.24%
Prime jumbo (>=2010 vintage)	344,232	94,452	249,780	4.13%	3.13%	0.46%	3.06%
Total/weighted average	$3,082,333	$1,023,070	$2,059,263	6.35%	16.86%	14.97%	5.79%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$974,059	$—	$974,059
Alt-A	1,178	149,057	—	—	150,235
Prime	—	175,624	—	5,023	180,647
Subprime	—	213,199	22,309	97	235,605
Re-performing loan securitizations	—	796,711	—	—	796,711
Non-performing loan securitizations	—	400,844	—	—	400,844
Prime jumbo (>=2010 vintage)	—	252,967	20,900	70,365	344,232
Total	$1,178	$1,988,402	$1,017,268	$75,485	$3,082,333

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at December 31, 2023.  The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At December 31, 2023, the interest rate swaps had a net fair value of ($56.7) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$62,201,543	$—	$—	$—	$62,201,543
Interest expense on repurchase agreements (1)	431,816	—	—	—	431,816
Other secured financing	250,000	250,000	—	—	500,000
Interest expense on other secured financing (1)	30,685	1,742	—	—	32,427
Debt issued by securitization vehicles (principal)	—	—	—	12,623,492	12,623,492
Interest expense on debt issued by securitization vehicles	565,573	1,131,146	1,131,146	16,757,967	19,585,832
Participations issued (principal)	—	—	—	1,086,538	1,086,538
Interest expense on participations issued	82,964	165,927	165,927	2,051,321	2,466,139
Long-term operating lease obligations	4,107	3,410	291	—	7,808
Total	$63,566,688	$1,552,225	$1,297,364	$32,519,318	$98,935,595

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at December 31, 2023.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the year ended December 31, 2023, we received $6.2 billion from principal repayments and $31.3 billion in cash from disposal of Securities. During the year ended December 31, 2022, we received $9.5 billion from principal repayments and $25.0 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	5,001	4,683
Additional paid-in capital	23,672,391	22,981,320
Accumulated other comprehensive income (loss)	(1,335,400)	(3,708,896)
Accumulated deficit	(12,622,768)	(9,543,233)
Total stockholders’ equity	$11,255,793	$11,270,443

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the years ended December 31, 2023 and 2022, no shares were repurchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, we may offer and sell shares of common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the year ended December 31, 2023, under the at-the-market sales program, we issued 31.4 million shares for proceeds of $0.7 billion, net of commissions and fees. During the year ended December 31, 2022, under the at-the-market sales program,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
we issued 45.7 million shares for proceeds of $1.1 billion, net of commissions and fees. The foregoing share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
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
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2023.
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
Our GAAP leverage ratio at December 31, 2023 and 2022 was 6.8:1 and 6.0:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.7:1 and 6.3:1, at December 31, 2023 and 2022, respectively. Our GAAP capital ratio at December 31, 2023 and 2022 was 12.2% and 13.9%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.0% and 13.4% at December 31, 2023 and 2022, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.
Risk Management
We are subject to a variety of risks in the ordinary conduct of our business. The effective management of these risks is of critical importance to the overall success of Annaly. The objective of our risk management framework is to identify, measure and monitor these risks.
Our risk management framework is intended to facilitate a holistic, enterprise-wide view of risk. We believe we have built a strong and collaborative risk management culture throughout Annaly focused on awareness which supports appropriate understanding and management of our key risks. Each employee is accountable for identifying, monitoring and managing risk within their area of responsibility.

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
The risk appetite statement asserts the following key risk parameters to guide our investment management activities:

Risk Parameter	Description
Portfolio Composition	We will maintain a portfolio comprised of target assets approved by our Board and in accordance with our capital allocation policy.
Leverage	We generally expect to maintain an economic leverage ratio no greater than 10:1 considerate of our overall capital allocation framework.
Liquidity Risk	We will seek to maintain an unencumbered asset portfolio sufficient to meet our liquidity needs under adverse market conditions.
Interest Rate Risk	We will seek to manage interest rate risk to protect the portfolio from adverse rate movements utilizing derivative instruments targeting both income and capital preservation.
Credit Risk	We will seek to manage credit risk by making investments which conform to our specific investment policy parameters and optimize risk-adjusted returns.
Capital Preservation	We will seek to protect our capital base through disciplined risk management practices.
Operational Risk	We will seek to limit impacts to our business through disciplined operational risk management practices addressing areas including but not limited to, management of key third party relationships (i.e. originators, sub-servicers), human capital management, cybersecurity and technology related matters, business continuity and financial reporting risk.
Compliance, Regulatory and Legal	We will seek to comply with regulatory requirements needed to maintain our REIT status and our exemption from registration under the Investment Company Act and the licenses and approvals of our regulated and licensed subsidiaries.

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
Risk assessment and risk management are the responsibility of our management. A series of management committees has oversight or decision-making responsibilities for risk management activities. Membership of these committees is reviewed regularly to ensure the appropriate personnel are engaged in the risk management process. Three primary management committees have been established to provide a comprehensive framework for risk management. The management committees responsible for our risk management include the Enterprise Risk Committee (“ERC”), Asset / Liability Committee (“ALCO”) and the Financial Reporting and Disclosure Committee (“FRDC”). Each of these committees reports to our management Operating Committee, which is responsible for oversight and management of our operations, including oversight and approval authority over all aspects of our enterprise risk management.
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

Description of Risks
We are subject to a variety of risks due to the business we operate. Risk categories are an important component of a robust enterprise-wide risk management framework.
We have identified the following primary categories that we utilize to identify, assess, measure and monitor risk.

Risk	Description
Liquidity and Funding Risk	Risk to earnings, capital or business resulting from our inability to meet our obligations when they come due without incurring unacceptable losses because of inability to liquidate assets or obtain adequate funding.
Investment/Market Risk	Risk to earnings, capital or business resulting in the decline in value of our assets or an increase in the costs of financing caused by changes in market variables, such as interest rates, which affect the values of investment securities and other investment instruments.
Credit Risk	Risk to earnings, capital or business resulting from an obligor’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in lending and investing activities.
Counterparty Risk	Risk to earnings, capital or business resulting from a counterparty’s failure to meet the terms of any contract or otherwise failure to perform as agreed. This risk is present in funding, hedging and investing activities.
Operational Risk	Risk to earnings, capital, reputation or business arising from inadequate or failed internal processes or systems (including business continuity planning), human factors or external events. This risk also applies to our use of proprietary and third party models, software vendors and data providers, and oversight of third party service providers such as sub-servicers, due diligence firms etc.
Compliance, Regulatory and Legal Risk	Risk to earnings, capital, reputation or conduct of business arising from violations of, or nonconformance with internal and external applicable rules and regulations, losses resulting from lawsuits or adverse judgments, or from changes in the regulatory environment that may impact our business model.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At December 31, 2023 and December 31, 2022, the weighted average days to maturity was 44 days and 27 days, respectively.
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
At December 31, 2023, we had total financial assets and cash pledged against existing liabilities of $67.5 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at December 31, 2023 compared to the same period in 2022, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the year ended December 31, 2023.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
December 31, 2023	$61,924,576	$62,201,543	$1,340,204	$—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
December 31, 2021	56,977,019	54,769,643	39,247	—

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
The following table provides information on our repurchase agreements and other secured financing by maturity date at December 31, 2023. The weighted average remaining maturity on our repurchase agreements and other secured financing was 46 days at December 31, 2023:

	December 31, 2023
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$—	—%	—%
2 to 29 days	32,811,903	5.75%	52.3%
30 to 59 days	18,618,606	5.57%	29.7%
60 to 89 days	7,198,769	5.64%	11.5%
90 to 119 days	247,306	7.09%	0.4%
Over 119 days (1)	3,824,959	6.20%	6.1%
Total	$62,701,543	5.72%	100.0%

(1) Less than 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at December 31, 2023:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$62,201,543	5.70%	5.56%	44
Other secured financing	500,000	8.09%	8.08%	289
Debt issued by securitization vehicles (2)	12,623,492	4.48%	4.43%	12,467
Participations issued (2)	1,086,538	7.64%	6.97%	10,850
Total indebtedness	$76,411,573

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at December 31, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,136,298	$275,850	$1,412,148
Investments, at carrying value (1)
Agency mortgage-backed securities	62,707,010	3,553,285	66,260,295
Credit risk transfer securities	918,662	55,397	974,059
Non-agency mortgage-backed securities	1,554,090	554,184	2,108,274
Commercial mortgage-backed securities	220,486	1,958	222,444
Residential mortgage loans (2)	15,329,539	331,167	15,660,706
MSR	1,781,279	340,917	2,122,196
Other assets (3)	—	56,165	56,165
Total financial assets	$83,647,364	$5,168,923	$88,816,287

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at December 31, 2023:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,412,148
Residential Securities (2)	69,342,531
Commercial mortgage-backed securities	222,444
Residential mortgage loans (3)	2,353,084
Total liquid assets	$73,330,207
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	97.14%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $67.5 billion of assets that have been pledged as collateral against existing liabilities at December 31, 2023. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $13.3 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $13.3 billion.

Maturity Profile
We consider the profile of our assets, liabilities and derivatives when managing both liquidity risk as well as investment/market risk employing a measurement of both the maturity gap and interest rate sensitivity gap. We determine the amount of liquid assets that are required to be held by monitoring several liquidity metrics. We utilize several modeling techniques to analyze our current and potential obligations including the expected cash flows from our assets, liabilities and derivatives. The following table illustrates the expected final maturities and cash flows of our assets, liabilities and derivatives. The table is based on a static portfolio and assumes no reinvestment of asset cash flows and no future liabilities are entered into. In assessing the maturity of our assets, liabilities and off-balance sheet obligations, we use the stated maturities, or our prepayment expectations for assets and liabilities that exhibit prepayment characteristics. Cash and cash equivalents are included in the ‘Less than 3 Months’ maturity bucket, as they are typically held for a short period of time.
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
The interest rate sensitivity of our assets and liabilities in the following table at December 31, 2023 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,412,148	$—	$—	$—	$1,412,148
Agency mortgage-backed securities (principal)	—	2,500	1,017,978	65,895,324	66,915,802
Residential credit risk transfer securities (principal)	1,000	—	6,838	916,891	924,729
Non-agency mortgage-backed securities (principal)	223,943	27,844	820,276	1,166,032	2,238,095
Commercial mortgage-backed securities (principal)	—	132,242	92,355	—	224,597
Total securities	224,943	162,586	1,937,447	67,978,247	70,303,223
Residential mortgage loans (principal)	—	—	—	2,315,093	2,315,093
Total loans	—	—	—	2,315,093	2,315,093
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	14,296,110	14,296,110
Total financial assets - maturity	1,637,091	162,586	1,937,447	84,589,450	88,326,574
Effect of utilizing reset dates (1)	16,192,657	256,055	95,991	(16,544,703)	—
Total financial assets - interest rate sensitive	$17,829,748	$418,641	$2,033,438	$68,044,747	$88,326,574
Financial liabilities
Repurchase agreements	$58,629,278	$3,572,265	$—	$—	$62,201,543
Debt issued by securitization vehicles (principal)	—	—	—	12,623,492	12,623,492
Participations issued (principal)	—	—	—	1,086,538	1,086,538
U.S. Treasury securities sold, not yet purchased	2,132,751	—	—	—	2,132,751
Total financial liabilities - maturity	60,762,029	3,572,265	—	13,710,030	78,044,324
Effect of utilizing reset dates (1)(2)	(49,746,861)	(1,400,700)	15,028,564	36,118,997	—
Total financial liabilities - interest rate sensitive	$11,015,168	$2,171,565	$15,028,564	$49,829,027	$78,044,324

Maturity gap	$(59,124,938)	$(3,409,679)	$1,937,447	$70,879,420	$10,282,250

Cumulative maturity gap	$(59,124,938)	$(62,534,617)	$(60,597,170)	$10,282,250

Interest rate sensitivity gap	$6,814,580	$(1,752,924)	$(12,995,126)	$18,215,720	$10,282,250

Cumulative rate sensitivity gap	$6,814,580	$5,061,656	$(7,933,470)	$10,282,250

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at December 31, 2023. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.3%)	(2.2%)	8.1%
-50 Basis points	(0.1)%	(0.9)%	5.7%
-25 Basis points	—%	(0.2)%	3.0%
+25 Basis points	—%	(0.4%)	(3.2%)
+50 Basis points	(0.1%)	(1.2%)	(6.7%)
+75 Basis points	(0.3%)	(2.4%)	(10.5%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	10.1%
-15 Basis points	0.8%	6.0%
-5 Basis points	0.3%	2.0%
+5 Basis points	(0.3%)	(2.0%)
+15 Basis points	(0.7%)	(6.0%)
+25 Basis points	(1.2%)	(9.9%)
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
Our portfolio composition, based on balance sheet values, at December 31, 2023 and 2022 was as follows:

	December 31, 2023	December 31, 2022
Category
Agency mortgage-backed securities	75.9%	79.4%
Credit risk transfer securities	1.1%	1.3%
Non-agency mortgage-backed securities	2.4%	2.5%
Residential mortgage loans (1)	17.9%	13.9%
Mortgage servicing rights	2.4%	2.2%
Commercial real estate (1)	0.3%	0.7%
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
The following table summarizes our exposure to counterparties by geography at December 31, 2023:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	23	$48,042,915	$(29,750)	$3,225,098
Europe	10	10,403,461	(26,957)	803,497
Asia (non-Japan)	1	447,776	—	16,234
Japan	4	3,807,391	—	310,799
Total	38	$62,701,543	$(56,707)	$4,355,628

(1) Includes repurchase agreements and other secured financing.
(2) Represents the amount of cash and/or securities pledged as collateral to each counterparty less the aggregate of repurchase agreement and other secured financing and derivatives for each counterparty.

Operational Risk Management
We are subject to operational risk in each of our business and support functions. Operational risk may arise from internal or external sources including human error, fraud, systems issues, process change, vendors, business interruptions and other external events. We manage operational risk through a variety of tools including processes, policies and procedures that cover topics such as business continuity, personal conduct, cybersecurity and vendor management. Other tools include Risk and Control Self Assessment (“RCSA”) testing, including disaster recovery/testing; systems controls, including access controls; training, including phishing exercises and cybersecurity awareness training; and monitoring, which includes the use of key risk indicators. Our Operational Risk Management team conducts a disaster recovery exercise on an annual basis and periodically conducts other operational risk tabletop exercises. Employee-level lines of defense against operational risk include proper segregation of incompatible duties, activity-level internal controls over financial reporting, the empowerment of business units to identify and mitigate operational risk sources, testing by our internal audit staff, and our overall governance framework.
Operational Risk Management responsibilities are overseen by the ERC. The ERC is responsible for supporting the Operating Committee in the implementation, ongoing monitoring, and evaluation of the effectiveness of the enterprise-wide risk management framework. This oversight authority includes review of the strategies, processes, policies, and practices established by management to identify, assess, measure, and manage enterprise-wide risk.
Cybersecurity is part of our enterprise-wide risk management framework. Processes for assessing, identifying, and managing cybersecurity risks include cybersecurity risk assessments, use of key risk indicators, vendor cybersecurity risk management, employee training, including phishing exercises and cybersecurity awareness training, penetration testing, evaluation of cybersecurity insurance and periodic engagements by our internal audit department, which determines whether our cybersecurity program and information security practices align with relevant parts of the National Institute of Standards and Technology (“NIST”) framework. We periodically engage penetration testing companies and law firms to assist in these processes. When we do so, we hire reputable companies, limit their access to only information necessary for the specific purpose and maintain security controls around confidential information, including personal information. We also maintain a Cybersecurity Incident Response Plan (“Response Plan”) with processes to identify, contain, mitigate and escalate cybersecurity incidents, utilizing cross-functional expertise and external resources as needed. We conduct tabletop exercises to test our Response Plan and our reaction to various business disruption events, and the results of these tabletop exercises are reported to the Cybersecurity Committee and the ERC.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers, including mortgage loan servicers and sub-servicers, upon which we depend on to perform various business processes related to our operations. Our vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information. We also have processes to evaluate and classify cybersecurity risk related to sensitive data held by key third party service providers on their systems.
The Cybersecurity Committee has primary responsibility for these processes to manage cybersecurity risks, under the oversight of the ERC. Daily monitoring of cybersecurity defenses is performed by the IT Infrastructure Team and any issues are escalated to the Cybersecurity Committee as needed. The Cybersecurity Committee regularly meets to discuss both routine oversight of cybersecurity processes, policies and procedures and management of any cyber-specific events, including escalation to the ERC, the executive leadership team and/or the Board as appropriate.
The Cybersecurity Committee includes representatives from Operational Risk Management, Information Technology, Legal, Mortgage Operations and Internal Control. Certain members of the Cybersecurity Committee have relevant qualifications such as extensive work experience implementing data security measures, developing cybersecurity policies and procedures, and assessing, managing and reporting cybersecurity risk. Members also participate in cybersecurity-related professional organizations that discuss industry threats, challenges and solutions to cybersecurity issues. Our Head of IT Infrastructure has completed the "Cybersecurity: Managing Risk in the Information Age" certificate program from Harvard University.
The Cybersecurity Committee regularly discusses cybersecurity risk management and best practices with the ERC and with the Audit and Risk Committees of our Board. The Audit and Risk Committees jointly oversee processes, practices and policies related to cybersecurity and receive joint and individual presentations from management and external experts on cyber and technology-related risks. Two members of our Board have completed the Carnegie Mellon/NACD Cyber-Risk Oversight Program and earned the CERT Certificate in Cybersecurity Oversight and one member of our Board has completed the NACD Master Class: Cyber-Risk Oversight Program.
To date, we have not detected any risks from cybersecurity threats that have materially affected us. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. We also may be held responsible for cybersecurity threats affecting our third party service providers, including mortgage sub-servicers. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our business strategy, results of operations or financial condition, the likelihood or severity of such risks are difficult to predict. For further discussion, please see the risk factors titled "We are highly dependent on information systems and networks, many of which are operated by third parties, and any failure of these systems or networks could materially and adversely affect our business" and "Cyberattacks or other information security breaches could adversely affect our business, reputation and financial condition" in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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
The financial services industry is highly regulated and receives significant attention from regulators, which may impact both our company and our business strategy. Our investments in residential whole loans and MSR require us to comply with applicable state and federal laws and regulations and maintain appropriate governmental licenses, approvals and exemptions. We proactively monitor the potential impact regulation may have both directly and indirectly on us. We maintain a process to actively monitor both actual and potential legal action that may affect us. Our risk management framework is designed to identify, measure and monitor these risks under oversight of the ERC.
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. The determination that we qualify for this exemption from registration depends on various factual matters and circumstances. Accordingly, in conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program. Compliance with Section 3(c)(5)(C) of the Investment Company Act is monitored by the FRDC under the oversight of the ERC.

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

Economic Capital Ratio
Non-GAAP financial measure that is calculated as total stockholders’ equity divided by total economic assets. Total economic assets includes the implied market value of TBA derivatives and are net of debt issued by securitization vehicles .

Economic Interest Expense
Non-GAAP financial measure that is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic Leverage Ratio (Economic Debt-to-Equity Ratio)
Non-GAAP financial measure that is calculated as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued, are non-recourse to us and are excluded from this measure.

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

Interest Bearing Liabilities
Refers to repurchase agreements, debt issued by securitization vehicles, U.S. Treasury securities sold, not yet purchased, and credit facilities. Average interest bearing liabilities is based on daily balances.

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

Leverage Ratio (GAAP Leverage Ratio or Debt-to-Equity Ratio)
Calculated as total debt to total stockholders’ equity. For purposes of calculating this ratio total debt includes repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued, and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued and mortgages payable are non-recourse to us.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements, other secured financing and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from this measure.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 7. Management’s Discussion and Analysis
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Annaly’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control-Integrated Framework (2013).
Based on the Annaly’s management’s evaluation under the framework in Internal Control—Integrated Framework (2013), Annaly’s management concluded that its internal control over financial reporting was effective as of December 31, 2023. Annaly’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on Annaly’s internal control over financial reporting, which is included herein.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Annaly Capital Management, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Annaly Capital Management, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, NY
February 15, 2024

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 as to our directors is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023. The information regarding our executive officers required by Item 10 appears in Part I of this Form 10-K.  The information required by Item 10 as to our compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.
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
We have adopted an Insider Trading Policy within the meaning of Item 408(b) of Regulation S-K, which prohibits our directors, officers and employees, as well as those of our subsidiaries, from buying or selling our securities on the basis of material nonpublic information and prohibits communicating material nonpublic information about our company to others. Our Insider Trading Policy prohibits our directors, officers and employees from (1) holding our stock in a margin account as eligible collateral, or otherwise pledging our stock as collateral for a loan, or (2) engaging in any hedging transactions with respect to our equity securities held by them.
The information regarding certain matters pertaining to our corporate governance required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.

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
The following table provides information as of December 31, 2023 concerning shares of our common stock authorized for issuance under the Incentive Plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under the Incentive Plans (excluding securities in column ‘a’)
Equity compensation plans approved by security holders	—	$—	28,654,814
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	28,654,814

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference to the proxy statement to be filed with the SEC within 120 days after December 31, 2023.

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

3.3	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed August 3, 2006).
3.4	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.4 of the Registrant’s Quarterly Report on Form 10-Q filed May 7, 2008).
3.5	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 23, 2011).
3.6	Articles of Amendment of the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed May 23, 2019).
3.7	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed September 23, 2022).
3.8	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed September 23, 2022).
3.9	Articles of Amendment to the Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed May 19, 2023).
3.10
Articles Supplementary designating the Registrant’s 6% Series B Cumulative Convertible Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on 8-K filed April 10, 2006).

3.11
Articles Supplementary designating the Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2012).

3.12
Articles Supplementary designating the Registrant’s 7.50% Series D Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 13, 2012).

3.13
Articles Supplementary designating the Registrant’s 7.625% Series E Cumulative Redeemable Preferred Stock, liquidation preference $25.00 (incorporated by reference to Exhibit 3.12 to the Registrant’s Registration Statement on Form 8-A filed July 12, 2016).

3.14
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

3.16
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

3.17
Articles Supplementary designating Annaly’s 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.16 to the Registrant’s Registration Statement on Form 8-A filed January 10, 2018).

3.18
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

3.19
Form of Articles Supplementary designating Annaly’s 8.125% Series H Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.17 to the Registrant’s Registration Statement on Form 8-A filed September 7, 2018).

3.20
Articles Supplementary reclassifying and designating 2,200,000 authorized but unissued shares of the Registrant’s preferred stock, $0.01 par value per share, without designation as to series or class, as shares of undesignated Common Stock (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed June 3, 2019).

3.21
Articles Supplementary designating Annaly’s 6.750% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated by reference to Exhibit 3.20 to the Registrant’s Registration Statement on Form 8-A filed June 26, 2019).

3.22
Articles Supplementary reclassifying and designating 7,000,000 authorized but unissued shares of Registrant’s 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share, as shares of Registrant’s undesignated common stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 22, 2019).

3.23
Articles Supplementary filed with the State Department of Assessments and Taxation of Maryland effective on January 4, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed January 5, 2021).

3.24	Amended and Restated Bylaws of the Registrant, December 8, 2022 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 9, 2022).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

4.9
Second Supplemental Indenture, dated as of May 14, 2012, between the Registrant and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed May 14, 2012).

4.10	Description of Securities. †
10.1	Form of Master Repurchase Agreement (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-32913) filed August 5, 1997).
10.2	Registrant’s Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed February 23, 2017).*
10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 20, 2017).
10.4	2020 Equity Incentive Plan (incorporated herein by reference to Annex A to the Registrant’s proxy statement dated April 8, 2020).*
10.5	Form of Deferred Stock Unit Award for Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 21, 2020).*
10.6	Annaly Capital Management, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.7	Form of 2020 Performance Stock Unit Award (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.8	Form of 2020 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed July 1, 2020).*
10.9	Form of 2022 Performance Stock Unit Award (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 18, 2022).*
10.10	Form of 2022 Restricted Stock Unit Award (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 18, 2022.*
10.11	Form of 2023 Performance Stock Unit Award (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed February 16, 2023).*
10.12	Form of 2023 Restrictive Stock Unit Award (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed February 16, 2023).*
19.1	Insider Trading Policy †
21.1	Subsidiaries of Registrant. †
23.1	Consent of Ernst & Young LLP. †
97.1	Dodd-Frank Clawback Policy †
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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at December 31, 2023 and 2022; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021; (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (v) Notes to Consolidated Financial Statements.

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created†

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 (formatted in Inline XBRL and contained in Exhibit 101).
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Annaly Capital Management, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Annaly Capital Management, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

Valuation of mortgage servicing rights

Description of the Matter	The Company invests in servicing related assets comprised of mortgage servicing rights (“MSR”) totaling $2.1 billion as of December 31, 2023 as included in Note 7 to the consolidated financial statements. The Company records MSR at fair value on a recurring basis with changes in fair value recognized in the statement of comprehensive income (loss). These fair value estimates are based on valuation techniques used to estimate future cash flows that incorporate unobservable assumptions, including discount rate, prepayment rate, delinquency rate and cost to service.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated and tested the Company’s processes and the design and operating effectiveness of internal controls addressing the valuation of MSR, comprising management’s governance over the functionality of the discounted cash flow model utilized to estimate fair value; management’s review of the reasonableness of the unobservable assumptions used in the discounted cash flow model (i.e., discount rate, prepayment rate, delinquency rate and cost to service); management’s comparison of the assumptions used to independent third-party data; and management’s evaluation of the internal fair value mark to third-party independent valuation firms’ ranges, as well as their evaluation of the competence and objectivity of those third-party independent valuation firms, to assess the reasonableness of the fair values developed by the Company.

To test the valuation of MSR, our audit procedures included, among others, evaluating the Company’s valuation techniques used to estimate future cash flows, validating the accuracy and completeness of model objective inputs by agreeing these inputs to the Company’s underlying records and third-party data, evaluating the Company’s model, and testing the significant unobservable assumptions used by management by comparing them to current industry, market and economic trends. We involved our valuation specialists to assist in our evaluation of the Company’s valuation techniques and the assumptions used by management, and to independently develop a range of fair values for the MSR. We compared the assumptions made by management and management’s estimate of fair value to the assumptions and fair value ranges developed by management’s valuation specialists and our independent ranges to assess management’s estimates of fair value. We also assessed the competence and objectivity of management’s independent valuation firms engaged to evaluate the reasonableness of the fair values developed by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, NY
February 15, 2024

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	December 31,	December 31,
	2023	2022
Assets
Cash and cash equivalents (includes pledged assets of $1,136,298 and $1,424,160, respectively) (1)	$1,412,148	$1,576,714
Securities (includes pledged assets of $65,400,248 and $60,660,121, respectively) (2)	69,613,565	65,789,907
Loans, net (includes pledged assets of $2,082,419 and $1,653,464, respectively) (3)	2,353,084	1,809,832
Mortgage servicing rights (includes pledged assets of $1,781,279 and $684,703, respectively)	2,122,196	1,748,209
Assets transferred or pledged to securitization vehicles	13,307,622	9,121,912
Derivative assets	162,557	342,064
Receivable for unsettled trades	2,710,224	575,091
Principal and interest receivable	1,222,705	637,301
Intangible assets, net	12,106	16,679
Other assets	311,029	233,003
Total assets	$93,227,236	$81,850,712
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$62,201,543	$59,512,597
Other secured financing	500,000	250,000
Debt issued by securitization vehicles	11,600,338	7,744,160
Participations issued	1,103,835	800,849
U.S. Treasury securities sold, not yet purchased	2,132,751	—
Derivative liabilities	302,295	204,172
Payable for unsettled trades	3,249,389	1,157,846
Interest payable	287,937	325,280
Dividends payable	325,052	412,113
Other liabilities	179,005	74,269
Total liabilities	81,882,145	70,481,286
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 and 2,936,500,000 authorized, 500,080,287 and 468,309,810 issued and outstanding, respectively	5,001	4,683
Additional paid-in capital	23,672,391	22,981,320
Accumulated other comprehensive income (loss)	(1,335,400)	(3,708,896)
Accumulated deficit	(12,622,768)	(9,543,233)
Total stockholders’ equity	11,255,793	11,270,443
Noncontrolling interests	89,298	98,983
Total equity	11,345,091	11,369,426
Total liabilities and equity	$93,227,236	$81,850,712

(1) Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.0 million and $2.2 million at December 31, 2023 and 2022, respectively.
(2) Excludes $1.5 billion and $1.0 billion at December 31, 2023 and 2022, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(3) Includes $1.2 million and $1.3 million of residential mortgage loans held for sale at December 31, 2023 and 2022, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data)
	For The Years Ended December 31,
	2023	2022	2021
Net interest income
Interest income	$3,731,581	$2,778,887	$1,983,036
Interest expense	3,842,965	1,309,735	249,243
Net interest income	(111,384)	1,469,152	1,733,793
Net servicing income
Servicing and related income	364,157	246,926	69,018
Servicing and related expense	37,652	25,145	12,202
Net servicing income	326,505	221,781	56,816
Other income (loss)
Net gains (losses) on investments and other	(2,125,618)	(4,602,456)	120,958
Net gains (losses) on derivatives	400,092	4,859,174	807,730
Loan loss (provision) reversal	219	20,660	145,066
Business divestiture-related gains (losses)	—	(40,258)	(278,559)
Other, net	73,716	6,667	1,165
Total other income (loss)	(1,651,591)	243,787	796,360
General and administrative expenses
Compensation expense	119,592	112,703	118,451
Other general and administrative expenses	42,961	50,026	67,563
Total general and administrative expenses	162,553	162,729	186,014
Income (loss) before income taxes	(1,599,023)	1,771,991	2,400,955
Income taxes	39,434	45,571	4,675
Net income (loss)	(1,638,457)	1,726,420	2,396,280
Net income (loss) attributable to noncontrolling interests	4,714	1,095	6,384
Net income (loss) attributable to Annaly	(1,643,171)	1,725,325	2,389,896
Dividends on preferred stock	141,676	110,623	107,532
Net income (loss) available (related) to common stockholders	$(1,784,847)	$1,614,702	$2,282,364
Net income (loss) per share available (related) to common stockholders
Basic	$(3.61)	$3.93	$6.40
Diluted	$(3.61)	$3.92	$6.39
Weighted average number of common shares outstanding
Basic	494,541,323	411,348,484	356,856,520
Diluted	494,541,323	411,621,758	357,142,251
Other comprehensive income (loss)
Net income (loss)	$(1,638,457)	$1,726,420	$2,396,280
Unrealized gains (losses) on available-for-sale securities	580,680	(8,204,542)	(2,419,618)
Reclassification adjustment for net (gains) losses included in net income (loss)	1,792,816	3,537,236	3,693
Other comprehensive income (loss)	2,373,496	(4,667,306)	(2,415,925)
Comprehensive income (loss)	735,039	(2,940,886)	(19,645)
Comprehensive income (loss) attributable to noncontrolling interests	4,714	1,095	6,384
Comprehensive income (loss) attributable to Annaly	730,325	(2,941,981)	(26,029)
Dividends on preferred stock	141,676	110,623	107,532
Comprehensive income (loss) attributable to common stockholders	$588,649	$(3,052,604)	$(133,561)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(dollars in thousands)
	For The Years Ended December 31,
	2023	2022	2021
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$4,683	$3,649	$3,496
Issuance	315	1,031	152
Stock-based award activity	3	3	1
End of period	$5,001	$4,683	$3,649
Additional paid-in capital
Beginning of period	$22,981,320	$20,324,780	$19,761,304
Issuance	673,378	2,634,969	552,063
Stock-based award activity	17,693	21,571	11,413
End of period	$23,672,391	$22,981,320	$20,324,780
Accumulated other comprehensive income (loss)
Beginning of period	$(3,708,896)	$958,410	$3,374,335
Unrealized gains (losses) on available-for-sale securities	580,680	(8,204,542)	(2,419,618)
Reclassification adjustment for net gains (losses) included in net income (loss)	1,792,816	3,537,236	3,693
End of period	$(1,335,400)	$(3,708,896)	$958,410
Accumulated deficit
Beginning of period	$(9,543,233)	$(9,653,582)	$(10,667,388)
Net income (loss) attributable to Annaly	(1,643,171)	1,725,325	2,389,896
Dividends declared on preferred stock (1)	(141,676)	(110,623)	(107,532)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(1,294,688)	(1,504,353)	(1,268,558)
End of period	$(12,622,768)	$(9,543,233)	$(9,653,582)
Total stockholder’s equity	$11,255,793	$11,270,443	$13,169,826
Noncontrolling interests
Beginning of period	$98,983	$25,499	$13,480
Net income (loss) attributable to noncontrolling interests	4,714	1,095	6,384
Equity contributions from (distributions to) noncontrolling interests	(14,399)	72,389	5,635
End of period	$89,298	$98,983	$25,499
Total equity	$11,345,091	$11,369,426	$13,195,325
(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For The Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(1,638,457)	$1,726,420	$2,396,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	185,728	87,154	784,110
Amortization of securitized debt premiums and discounts and deferred financing costs	13,824	(4,733)	(6,620)
Depreciation, amortization and other noncash expenses	24,806	20,506	24,636
Net (gains) losses on investments and derivatives	3,310,579	109,443	(1,204,830)
Business divestiture-related (gains) losses	—	40,258	278,559
Income (loss) from unconsolidated joint ventures	10,270	(11,454)	12,181
Loan loss provision (reversal)	(219)	(20,660)	(145,066)
Payments on purchases of loans held for sale	—	—	(51,403)
Proceeds from sales and repayments of loans held for sale	1,577	4,597	90,020
Proceeds from U.S. Treasury securities	2,015,608	—	—
Net receipts (payments) on derivatives	(862,032)	3,643,954	932,867
Net change in
Other assets	(136,804)	(11,437)	31,044
Interest receivable	(585,817)	(403,613)	32,926
Interest payable	(37,343)	233,753	(99,590)
Other liabilities	65,483	(41,777)	1,725
Net cash provided by (used in) operating activities	2,367,203	5,372,411	3,076,839
Cash flows from investing activities
Payments on purchases of securities	(41,036,338)	(45,474,466)	(22,344,751)
Proceeds from sales of securities	31,259,983	25,055,929	11,670,321
Principal payments on securities	6,153,217	9,541,036	18,742,951
Payments on purchases and origination of loans	(5,503,696)	(6,137,067)	(7,715,200)
Proceeds from sales of loans	21,242	1,930,367	1,213,745
Principal payments on loans	1,086,508	1,562,308	2,610,912
Payments on purchases of MSR	(396,806)	(1,009,349)	(473,035)
Proceeds from sales of MSR	—	9,085	82,175
Payments on purchases of interests in MSR	—	(4,913)	(65,107)
Investments in real estate	—	—	(2,329)
Proceeds from sales of real estate	—	—	53,910
Proceeds from reverse repurchase agreements	128,615,235	24,500,024	16,734,313
Payments on reverse repurchase agreements	(128,615,235)	(24,500,024)	(16,734,313)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	—	—	290
Proceeds from sale of equity securities	—	—	6,957
Net proceeds from business divestiture	—	—	1,118,440
Net cash provided by (used in) investing activities	(8,415,890)	(14,527,070)	4,899,279
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	5,351,050,481	3,571,043,066	2,288,704,788
Payments on repurchase agreements and other secured financing	(5,348,111,535)	(3,566,953,367)	(2,298,775,005)
Proceeds from issuances of securitized debt	4,480,804	5,473,311	3,719,027
Principal payments on securitized debt	(944,163)	(1,234,090)	(1,716,196)
Payments on purchases of securitized debt	(2,504)	(8,495)	—
Payment of deferred financing cost	(4,012)	—	(9,279)
Net proceeds from stock offerings, direct purchases and dividend reinvestments	673,693	2,636,000	552,215
Proceeds from participations issued	2,007,464	1,908,204	1,847,821
Payments on repurchases of participations issued	(1,674,650)	(1,973,666)	(818,575)
Principal payments on participations issued	(52,635)	(50,712)	(23,374)
Net principal receipts (payments) on mortgages payable	—	—	(2,237)
Net contributions (distributions) from (to) noncontrolling interests	(14,399)	72,389	5,635
Settlement of stock-based awards in satisfaction of withholding tax requirements	(6,661)	(4,108)	(2,830)
Dividends paid	(1,517,762)	(1,519,249)	(1,359,721)
Net cash provided by (used in) financing activities	5,884,121	9,389,283	(7,877,731)
Net (decrease) increase in cash and cash equivalents	(164,566)	234,624	98,387
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,576,714	1,342,090	1,243,703
Cash and cash equivalents including cash pledged as collateral, end of period	$1,412,148	$1,576,714	$1,342,090
Supplemental disclosure of cash flow information
Interest received	$3,278,519	$2,459,012	$2,701,381
Dividends received	$—	$—	$51
Interest paid (excluding interest paid on interest rate swaps)	$3,551,873	$866,829	$269,244
Net interest received (paid) on interest rate swaps	$1,306,551	$15,621	$(340,738)
Taxes received (paid)	$1,104	$(492)	$(3,797)
Noncash investing and financing activities
Receivable for unsettled trades	$2,710,224	$575,091	$2,656
Payable for unsettled trades	$3,249,389	$1,157,846	$147,908
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$2,373,496	$(4,667,306)	$(2,415,925)
Dividends declared, not yet paid	$325,052	$412,113	$321,142
Derecognition of assets of consolidated VIEs	$—	$424,005	$3,075,961
Derecognition of securitized debt of consolidated VIEs	$—	$391,928	$2,506,799
Derecognition of mortgages payable	$—	$—	$314,485

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED December 31, 2023, 2022 and 2021
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
The Company’s three investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including Agency commercial MBS.
Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Mortgage Servicing Rights Group	Invests in mortgage servicing rights ("MSR"), which provide the right to service residential mortgage loans in exchange for a portion of the interest payments made on the loans.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.1 billion and $1.4 billion at December 31, 2023 and December 31, 2022, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Recent Accounting Pronouncements
The Company has early adopted ASU 2023-07, Improvements to Segment Reporting, as its Residential Credit and MSR operating segments have become a more significant component of consolidated results. Refer to the “Segments” Note for more information.
The Company reviewed additional recently issued ASUs and determined that they were not expected to have a significant impact on the Company’s consolidated financial statements when adopted or did not have a significant impact on the Company’s consolidated financial statements upon adoption.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at December 31, 2023 and 2022.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	December 31, 2023	December 31, 2022
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$15,665,352	$34,528,515
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	50,643,436	27,746,380
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	974,059	997,557
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	2,108,274	1,991,146
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	222,444	508,406
Securities	Commercial real estate debt investments - credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	—	17,903
Total securities			69,613,565	65,789,907
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,353,084	1,809,832
Total loans, net			2,353,084	1,809,832
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	13,307,622	9,121,912
Total assets transferred or pledged to securitization vehicles			13,307,622	9,121,912
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	62,201,543	59,512,597
Other secured financing	Loans	Amortized cost	500,000	250,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	11,600,338	7,744,160
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,103,835	800,849
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,132,751	—
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. For the years ended December 31, 2023 and 2022, $611.5 million and ($665.6) million of unrealized gains (losses) on Agency mortgage-backed securities, for which the fair value option was elected effective July 1, 2022, were reported in Net gains (losses) on investments and other in the Company’s Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities where the fair value option has not been elected and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security.  Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be recognized in the Consolidated Statements of Comprehensive Income (Loss) as a securities loss provision and reflected as an allowance for credit losses on securities on the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss).  For the year ended December 31, 2021, the Company recognized a $0.4 million impairment on a commercial mortgage-backed security that it intended to sell. There was no impairment recognized for the years ended December 31, 2023 and 2022. When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security.
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
The following represents a rollforward of the activity for the Company’s securities for the year ended December 31, 2023:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2023	$62,274,895	$2,988,703	$526,309	$65,789,907
Purchases	42,728,938	905,952	76,166	43,711,056
Sales	(35,733,141)	(706,750)	(392,202)	(36,832,093)
Principal paydowns	(5,843,220)	(303,908)	(5,538)	(6,152,666)
(Amortization) / accretion	(186,553)	21,396	1,271	(163,886)
Fair value adjustment	3,067,869	176,940	16,438	3,261,247
Ending balance December 31, 2023	$66,308,788	$3,082,333	$222,444	$69,613,565

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at December 31, 2023 and 2022:

	December 31, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,444,987	$1,448,886	$(1,318,948)	$63,574,925	$477,242	$(1,853,226)	$62,198,941
Adjustable-rate pass-through	188,996	15,834	(51)	204,779	1,663	(14,953)	191,489
CMO	94,448	1,612	—	96,060	—	(13,088)	82,972
Interest-only	2,010,697	416,955	—	416,955	4,729	(157,679)	264,005
Multifamily (1)	17,130,045	400,781	(9,752)	3,552,217	52,055	(59,744)	3,544,528
Reverse mortgages	26,183	3,193	—	29,376	—	(2,523)	26,853
Total agency securities	$82,895,356	$2,287,261	$(1,328,751)	$67,874,312	$535,689	$(2,101,213)	$66,308,788
Residential credit
Credit risk transfer	$924,729	$2,240	$(4,358)	$922,611	$51,984	$(536)	$974,059
Alt-A	164,384	9	(3,922)	160,471	2,135	(12,371)	150,235
Prime (2)	1,076,497	8,590	(21,163)	207,077	1,704	(28,134)	180,647
Subprime	272,955	—	(31,751)	241,204	5,622	(11,221)	235,605
NPL/RPL	1,237,531	8,336	(9,224)	1,236,643	4,578	(43,666)	1,197,555
Prime jumbo (>=2010 vintage) (3)	9,425,280	71,960	(49,859)	365,676	10,696	(32,140)	344,232
Total residential credit securities	$13,101,376	$91,135	$(120,277)	$3,133,682	$76,719	$(128,068)	$3,082,333
Total residential securities	$95,996,732	$2,378,396	$(1,449,028)	$71,007,994	$612,408	$(2,229,281)	$69,391,121
Commercial
Commercial securities	$224,597	15	$(822)	$223,790	$19	$(1,365)	$222,444
Total securities	$96,221,329	$2,378,411	$(1,449,850)	$71,231,784	$612,427	$(2,230,646)	$69,613,565

	December 31, 2022
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,232,479	$2,105,813	$(1,003,225)	$64,335,067	$62,060	$(4,367,369)	$60,029,758
Adjustable-rate pass-through	232,028	17,065	(85)	249,008	2,138	(16,759)	234,387
CMO	101,543	1,781	—	103,324	—	(13,714)	89,610
Interest-only	1,824,339	438,295	—	438,295	153	(220,371)	218,077
Multifamily (1)	9,801,375	311,785	(1,021)	1,750,737	7,588	(84,160)	1,674,165
Reverse mortgages	28,478	3,379	—	31,857	—	(2,959)	28,898
Total agency investments	$75,220,242	$2,878,118	$(1,004,331)	$66,908,288	$71,939	$(4,705,332)	$62,274,895
Residential credit
Credit risk transfer	$1,013,368	$6,790	$(4,828)	$1,015,330	$6,629	$(24,402)	$997,557
Alt-A	111,009	9	(5,048)	105,970	—	(14,754)	91,216
Prime (2)	1,946,186	19,496	(17,375)	240,694	1,528	(44,352)	197,870
Subprime	202,304	—	(32,188)	170,116	1,275	(15,078)	156,313
NPL/RPL	1,426,616	1,624	(15,500)	1,412,740	87	(95,673)	1,317,154
Prime jumbo (>=2010 vintage) (3)	5,717,558	37,260	(29,242)	272,623	1,685	(45,715)	228,593
Total residential credit securities	$10,417,041	$65,179	$(104,181)	$3,217,473	$11,204	$(239,974)	$2,988,703
Total residential securities	$85,637,283	$2,943,297	$(1,108,512)	$70,125,761	$83,143	$(4,945,306)	$65,263,598
Commercial
Commercial securities	$546,499	$—	$(2,405)	$544,094	$—	$(17,785)	$526,309
Total securities	$86,183,782	$2,943,297	$(1,110,917)	$70,669,855	$83,143	$(4,963,091)	$65,789,907

(1) Principal/Notional amount includes $14.0 billion and $8.4 billion of Agency Multifamly interest-only securities as of December 31, 2023 and December 31, 2022, respectively.
(2) Principal/Notional amount includes $0.9 billion and $1.7 billion of Prime interest-only securities as of December 31, 2023 and December 31, 2022, respectively.
(3) Principal/Notional amount includes $9.1 billion and $5.5 billion of Prime Jumbo interest-only securities as of December 31, 2023 and December 31, 2022, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Investment Type	(dollars in thousands)
Fannie Mae	$60,477,303	$54,043,015
Freddie Mac	5,778,809	8,174,080
Ginnie Mae	52,676	57,800
Total	$66,308,788	$62,274,895

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at December 31, 2023 and 2022, according to their estimated weighted average life classifications:

	December 31, 2023		December 31, 2022
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$254,753	$257,170	$247,921	$264,637
Greater than one year through five years	5,159,969	5,213,575	3,002,471	3,206,250
Greater than five years through ten years	62,158,711	63,662,144	55,593,990	59,658,578
Greater than ten years	1,817,688	1,875,105	6,419,216	6,996,296
Total	$69,391,121	$71,007,994	$65,263,598	$70,125,761

The estimated weighted average lives of the Residential Securities at December 31, 2023 and 2022 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$35,453	$(418)	16	$33,061,267	$(3,448,120)	2,481
12 Months or more	15,455,118	(1,340,032)	1,747	1,260,378	(266,686)	129
Total	$15,490,571	$(1,340,450)	1,763	$34,321,645	$(3,714,806)	2,610

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
During the years ended December 31, 2023 and 2022, the Company disposed of $36.4 billion and $28.9 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the years ended December 31, 2023 and 2022, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the year ended	(dollars in thousands)
December 31, 2023	$29,668	$(2,920,487)	$(2,890,819)
December 31, 2022	$66,587	$(3,663,446)	$(3,596,859)

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
Excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, as of December 31, 2023 and 2022, the Company reported $2.4 billion and $1.8 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $1.2 million and $1.3 million at December 31, 2023 and 2022, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $0.2 million, $20.7 million and $145.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company’s loan loss allowance was $0 and $0, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles and loan warehouse facilities, for the year ended December 31, 2023:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2023	$1,809,832
Purchases / originations	5,497,162
Sales and transfers (1)	(4,905,106)
Principal payments	(118,932)
Gains / (losses)	78,315
(Amortization) / accretion	(8,187)
Ending balance December 31, 2023	$2,353,084

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $4.9 billion during the year ended December 31, 2023.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles and excluding loan warehouse facilities, at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value	$15,660,706	$10,931,744
Unpaid principal balance	$16,611,204	$12,247,346
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for December 31, 2023 and 2022 for these investments, excluding loan warehouse facilities:

	For the Years Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
Interest income	$703,838	$410,195
Net gains (losses) on disposal of investments (1)	(5,049)	(12,842)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	374,764	(1,420,645)
Total included in net income (loss)	$1,073,553	$(1,023,292)

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at December 31, 2023 and 2022 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
December 31, 2023		December 31, 2022
Property location	% of Balance	Property location	% of Balance
California	40.1%	California	44.8%
Florida	10.6%	New York	10.3%
New York	10.5%	Florida	8.3%
Texas	5.6%	Texas	5.1%
All other (none individually greater than 5%)	33.2%	All other (none individually greater than 5%)	31.5%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$477	$3 - $4,396	$489
Interest rate	2.00% - 13.25%	5.63%	2.00% - 15.00%	4.61%
Maturity	7/1/2029 - 12/1/2063	4/22/2052	7/1/2029 - 1/1/2063	10/6/2051
FICO score at loan origination	549 - 850	758	588 - 831	759
Loan-to-value ratio at loan origination	3% - 100%	68%	5% - 100%	68%
At December 31, 2023 and 2022, approximately 11% and 11%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.
The Company participated in an arrangement that provided a residential mortgage loan warehouse facility to a third party originator. The arrangement was not renewed and expired during the quarter-ended September 30, 2023. The Company had elected to apply the fair value option to this lending facility in order to simplify the accounting and keep the accounting consistent with other residential credit financial instruments with similar characteristics. At both December 31, 2023 and December 31, 2022, there were no outstanding balances on this warehouse facility.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

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
The following tables present activity related to MSR and Interests in MSR for the years ended December 31, 2023 and 2022:

Mortgage Servicing Rights	December 31, 2023	December 31, 2022
	(dollars in thousands)
Fair value, beginning of period	$1,748,209	$544,562
Purchases (1)	397,585	1,009,351
Transfers	—	82,650
Sales	—	(9,084)
Change in fair value due to
Changes in valuation inputs or assumptions (2)	92,374	205,463
Other changes, including realization of expected cash flows	(115,972)	(84,733)
Fair value, end of period	$2,122,196	$1,748,209

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

Interests in MSR	December 31, 2022
(dollars in thousands)
Beginning balance	$69,316
Purchases (1)	4,860
Transfers	(82,650)
Gain (loss) included in net income	8,474
Ending balance	$—

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.4 billion at December 31, 2023. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
Financial Statements
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

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2023-NQM1	January 2023	$405,209
OBX 2023-J1	February 2023	$305,755
OBX 2023-NQM2	February 2023	$420,650
OBX 2023-NQM3	April 2023	$407,525
OBX 2023-NQM4	May 2023	$394,291
OBX 2023-INV1	May 2023	$314,839
OBX 2023-NQM5	June 2023	$390,271
OBX 2023-NQM6	July 2023	$400,530
OBX 2023-NQM7	September 2023	$411,133
OBX 2023-NQM8	October 2023	$406,663
OBX 2023-J2	November 2023	$303,008
OBX 2023-NQM9	November 2023	$393,507
OBX 2023-NQM10	December 2023	$387,556
As of December 31, 2023 and 2022, a total carrying value of $11.6 billion and $7.7 billion, respectively, of bonds were held by third parties and the Company retained $1.4 billion and $1.0 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. During the years ended December 31, 2023 and 2022, the Company incurred $8.2 million and $7.6 million, respectively, of costs in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $12.6 billion and $9.0 billion at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recorded ($305.2) million and $1.2 billion, respectively, of unrealized gains (losses) on debt held by third parties, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
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
Financial Statements
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
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of December 31, 2023 and 2022 the Company had outstanding participating interests in residential mortgage loans of $1.1 billion and $0.8 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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

11. DERIVATIVE INSTRUMENTS

Derivative instruments include, but are not limited to, interest rate swaps, options to enter into interest rate swaps (“swaptions”), TBA derivatives, U.S. Treasury and SOFR futures contracts and certain forward purchase commitments.  The Company may also enter into other types of mortgage derivatives such as interest-only securities, credit derivatives referencing the commercial mortgage-backed securities index and synthetic total return swaps.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At December 31, 2023 and 2022, ($2.4) billion and ($3.2) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.
Interest Rate Swap Agreements – Interest rate swap agreements are the primary instruments used to mitigate interest rate risk. In particular, the Company uses interest rate swap agreements to manage its exposure to changing interest rates on its repurchase agreements by economically hedging cash flows associated with these borrowings. The Company may have outstanding interest rate swap agreements where the floating leg is linked to the SOFR, the overnight index swap rate or another index. Interest rate swap agreements may or may not be cleared through a derivatives clearing organization (“DCO”). Uncleared interest rate swaps are fair valued using internal pricing models and compared to the counterparty market values. Centrally cleared interest rate swaps, including MAC interest rate swaps, are generally fair valued using the DCO’s market values. If an interest rate swap is terminated, the realized gain (loss) on the interest rate swap would be equal to the difference between the cash received or paid and fair value.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following table summarizes fair value information about the Company’s derivative assets and liabilities at December 31, 2023 and 2022:

Derivatives Instruments	December 31, 2023	December 31, 2022
Assets	(dollars in thousands)
Interest rate swaps	$26,344	$33,006
Interest rate swaptions	105,883	256,991
TBA derivatives	20,689	17,056
Futures contracts	—	33,179
Purchase commitments	9,641	1,832
Total derivative assets	$162,557	$342,064
Liabilities
Interest rate swaps	$83,051	$108,724
TBA derivatives	39,070	69,270
Futures contracts	179,835	11,919
Purchase commitments	339	460
Credit derivatives (1)	—	13,799
Total derivative liabilities	$302,295	$204,172

(1) The maximum potential amount of future payments is the notional amount of credit derivatives in which the Company sold protection of $420.0 million at December 31, 2022, respectively, plus any coupon shortfalls on the underlying tranche. As of December 31, 2022, the credit derivative tranches referencing the basket of bonds had a range of ratings between AAA and AA.

The following tables summarize certain characteristics of the Company’s interest rate swaps at December 31, 2023 and 2022:

December 31, 2023
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$21,397,358	3.17%	5.26%	1.23
3 - 6 years	12,461,799	3.09%	5.37%	4.75
6 - 10 years	22,949,150	2.85%	5.34%	8.02
Greater than 10 years	2,021,247	3.53%	5.27%	22.71
Total / Weighted average	$58,829,554	3.04%	5.31%	5.36

December 31, 2022
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$26,355,700	0.88%	4.33%	0.75
3 - 6 years	1,120,400	2.53%	3.95%	4.07
6 - 10 years	22,492,200	2.54%	4.24%	8.76
Greater than 10 years	2,309,000	3.49%	4.26%	22.93
Total / Weighted average	$52,277,300	1.74%	4.28%	5.25

(1) As of December 31, 2023, 94% and 6% of the Company’s interest rate swaps were linked to the Secured Overnight Financing Rate and the Federal funds rate, respectively. As of December 31, 2022, 60%, 23% and 17% of the Company’s interest rate swaps were linked to the Secured Overnight Financing Rate, the Federal funds rate and LIBOR, respectively.
(2) There were no forward starting swaps at December 31, 2023 and December 31, 2022.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables summarize certain characteristics of the Company’s swaptions at December 31, 2023 and 2022:

December 31, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.69	8.21
Long receive	$500,000	1.65%	SOFR	10.30	3.53

December 31, 2022
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$2,500,000	2.02%	3M LIBOR	8.19	14.28
Long receive	$750,000	1.57%	3M LIBOR	11.07	12.82
The following tables summarize certain characteristics of the Company’s TBA derivatives at December 31, 2023 and 2022:

December 31, 2023
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$988,000	$920,626	$915,790	$(4,836)
Sale contracts	(1,491,000)	(1,475,847)	(1,489,392)	(13,545)
Net TBA derivatives	$(503,000)	$(555,221)	$(573,602)	$(18,381)

December 31, 2022
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$10,589,000	$10,675,739	$10,623,350	$(52,389)
Sale contracts	(44,000)	(44,849)	(44,674)	175
Net TBA derivatives	$10,545,000	$10,630,890	$10,578,676	$(52,214)

The following tables summarize certain characteristics of the Company’s futures derivatives at December 31, 2023 and 2022:

December 31, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(5,001,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(1,733,600)	14.26
Total	$—	$(6,735,000)	5.13

December 31, 2022
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(8,518,400)	1.96
U.S. Treasury futures - 5 year	—	(5,803,400)	4.37
U.S. Treasury futures - 10 year and greater	—	(6,866,900)	8.15
Total	$—	$(21,188,700)	4.63

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at December 31, 2023 and 2022, respectively.

December 31, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$26,344	$(21,505)	$—	$4,839
Interest rate swaptions, at fair value	105,883	(45,930)	(57,320)	2,633
TBA derivatives, at fair value	20,689	(13,282)	—	7,407
Purchase commitments	9,641	—	—	9,641
Liabilities
Interest rate swaps, at fair value	$83,051	$(72,844)	$—	$10,207
TBA derivatives, at fair value	39,070	(34,525)	—	4,545
Futures contracts, at fair value	179,835	—	(179,835)	—
Purchase commitments	339	—	—	339

December 31, 2022
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$33,006	$(24,625)	$—	$8,381
Interest rate swaptions, at fair value	256,991	—	—	256,991
TBA derivatives, at fair value	17,056	(16,875)	—	181
Futures contracts, at fair value	33,179	(2,414)	—	30,765
Purchase commitments	1,832	—	—	1,832
Liabilities
Interest rate swaps, at fair value	$108,724	$(24,625)	$(1,251)	$82,848
TBA derivatives, at fair value	69,270	(16,875)	—	52,395
Futures contracts, at fair value	11,919	(2,414)	(9,505)	—
Purchase commitments	460	—	—	460
Credit derivatives	13,799	—	(9,291)	4,508

The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the years ended	(dollars in thousands)
December 31, 2023	$1,585,053	$(74,757)	$(815,630)
December 31, 2022	$366,161	$(266,427)	$3,480,708
December 31, 2021	$(276,142)	$(1,236,349)	$2,198,486
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Year Ended December 31, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$(174,666)	$33,833	$(140,833)
Net interest rate swaptions	(29,438)	(119,348)	(148,786)
Futures	194,316	(201,095)	(6,779)
Purchase commitments	—	7,932	7,932
Credit derivatives	(19,368)	13,260	(6,108)
Total			$(294,574)

Year Ended December 31, 2022
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives and Financial Instruments
(dollars in thousands)
Net TBA derivatives	$(2,729,866)	$(100,990)	$(2,830,856)
Net interest rate swaptions	(43,124)	195,084	151,960
Futures	3,825,072	141,366	3,966,438
Purchase commitments	—	460	460
Credit derivatives	3,657	(12,927)	(9,270)
Total			$1,278,732

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features that are in a liability position at December 31, 2023 was approximately $184.9 million, which represents the maximum amount the Company would be required to pay upon termination.

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
Futures contracts and U.S. Treasury securities are valued using quoted prices for identical instruments in active markets and are classified as Level 1.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
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

December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,308,788	$—	$66,308,788
Credit risk transfer securities	—	974,059	—	974,059
Non-Agency mortgage-backed securities	—	2,108,274	—	2,108,274
Commercial mortgage-backed securities	—	222,444	—	222,444
Loans
Residential mortgage loans	—	2,353,084	—	2,353,084
Mortgage servicing rights	—	—	2,122,196	2,122,196
Assets transferred or pledged to securitization vehicles	—	13,307,622	—	13,307,622
Derivative assets
Interest rate swaps	—	26,344	—	26,344
Other derivatives	—	136,213	—	136,213
Total assets	$—	$85,436,828	$2,122,196	$87,559,024
Liabilities
Debt issued by securitization vehicles	$—	$11,600,338	$—	$11,600,338
Participations issued	—	1,103,835	—	1,103,835
U.S. Treasury securities sold, not yet purchased	2,132,751	—	—	2,132,751
Derivative liabilities
Interest rate swaps	—	83,051	—	83,051
Other derivatives	179,835	39,409	—	219,244
Total liabilities	$2,312,586	$12,826,633	$—	$15,139,219

December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$62,274,895	$—	$62,274,895
Credit risk transfer securities	—	997,557	—	997,557
Non-Agency mortgage-backed securities	—	1,991,146	—	1,991,146
Commercial mortgage-backed securities	—	526,309	—	526,309
Loans
Residential mortgage loans	—	1,809,832	—	1,809,832
Mortgage servicing rights	—	—	1,748,209	1,748,209
Assets transferred or pledged to securitization vehicles	—	9,121,912	—	9,121,912
Derivative assets
Interest rate swaps	—	33,006	—	33,006
Other derivatives	33,179	275,879	—	309,058
Total assets	$33,179	$77,030,536	$1,748,209	$78,811,924
Liabilities
Debt issued by securitization vehicles	$—	$7,744,160	$—	$7,744,160
Participations issued	—	800,849	—	800,849
Derivative liabilities
Interest rate swaps	—	108,724	—	108,724
Other derivatives	11,919	83,529	—	95,448
Total liabilities	$11,919	$8,737,262	$—	$8,749,181

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

Unobservable Input (1)	Range (Weighted Average) (2)
	December 31, 2023	December 31, 2022
Discount rate	7.0% - 12.0% (8.6%)	8.4% - 10.7% (9.7%)
Prepayment rate	4.8% - 11.0% (5.6%)	4.8% - 8.1% (5.4%)
Delinquency rate	0.2% - 4.2% (1.3%)	0.2% - 4.5% (1.3%)
Cost to service	$84 - $111 ($94)	$86 - $118 ($95)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at December 31, 2023 and 2022.

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$62,201,543	$62,201,543	$59,512,597	$59,512,597
Other secured financing	500,000	500,000	250,000	250,000
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
The following table presents the activity of finite lived intangible assets for the year ended December 31, 2023.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2023	$16,679
Impairment	(1,626)
Less: amortization expense	(2,947)
Ending balance December 31, 2023	$12,106

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
The Company had outstanding $62.2 billion and $59.5 billion of repurchase agreements with weighted average remaining maturities of 44 days and 27 days and weighted average rates of 5.70% and 4.29% at December 31, 2023 and 2022, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $2.4 billion with remaining capacity of $1.5 billion at December 31, 2023.
At December 31, 2023 and 2022, the repurchase agreements had the following remaining maturities and collateral types:

December 31, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	33,492,952	555,568	840,400	—	191,276	35,080,196
30 to 59 days	18,090,265	—	528,341	—	—	18,618,606
60 to 89 days	6,479,206	139,952	579,611	—	—	7,198,769
90 to 119 days	—	—	39,714	207,592	—	247,306
Over 119 days (1)	2,511,003	—	169,697	644,259	—	3,324,959
Total	$60,573,426	$695,520	$2,157,763	$851,851	$191,276	$64,469,836

Amounts offset in accordance with netting arrangements						$(2,268,293)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$62,201,543

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2022
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	30,244,050	193,069	524,432	200,931	263,711	31,426,193
30 to 59 days	21,200,770	149,733	632,673	—	124,390	22,107,566
60 to 89 days	4,410,473	—	782,905	—	68,647	5,262,025
90 to 119 days	—	125,893	73,251	168,656	—	367,800
Over 119 days (1)	—	—	—	349,013	—	349,013
Total	$55,855,293	$468,695	$2,013,261	$718,600	$456,748	$59,512,597

Amounts offset in accordance with netting arrangements						$—
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition						$59,512,597

(1) No repurchase agreements had a remaining maturity over 1 year at December 31, 2023 and 2022.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of reverse repurchase agreements and repurchase agreements as presented in the Consolidated Statements of Financial Condition at December 31, 2023 and 2022. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	December 31, 2023		December 31, 2022
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,268,293	$64,469,836	$—	$59,512,597
Amounts offset	(2,268,293)	(2,268,293)	—	—
Netted amounts	$—	$62,201,543	$—	$59,512,597

The fair value of collateral received in connection with reverse repurchase agreements was $2.3 billion, of which the Company sold $2.1 billion as of December 31, 2023. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased. There were no reverse repurchase agreements or related collateral sold as of December 31, 2022.

Other Secured Financing - As of December 31, 2023, the Company had $1.25 billion in committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of December 31, 2023 totaled $500.0 million with maturities ranging between six months to one year. The weighted average interest average rate of the borrowings was 8.09% as of December 31, 2023. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2022.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $68.2 billion and $279.5 million, respectively, at December 31, 2023 and $62.2 billion and $226.4 million, respectively, at December 31, 2022.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

15. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at December 31, 2023 and 2022.

	Shares authorized		Shares issued and outstanding
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	Par Value
Common stock	1,468,250,000	2,936,500,000	500,080,287	468,309,810	$0.01
In December 2020, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the years ended December 31, 2023 and 2022, no shares were repurchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
On August 6, 2020, the Company entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”). Pursuant to the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the “at-the-market sales program”).
During the year ended December 31, 2023, under the at-the-market sales program, the Company issued 31.4 million shares for proceeds of $0.7 billion, net of commissions and fees. During the year ended December 31, 2022, under the at-the-market sales program, the Company issued 45.7 million shares for proceeds of $1.1 billion, net of commissions and fees. The foregoing share amounts have been retroactively adjusted to reflect the effects of the Reverse Stock Split.
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
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at December 31, 2023 and 2022. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through December 31, 2023, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the year ended December 31, 2023.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Years Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$1,294,688	$1,504,353
Distributions declared per common share (1)	$2.60	$3.52
Distributions paid to common stockholders after period end	$325,052	$412,113
Distributions paid per common share after period end	$0.65	$0.88
Date of distributions paid to common stockholders after period end	January 31, 2024	January 31, 2023
Dividends declared to series F preferred stockholders	$73,892	$53,131
Dividends declared per share of series F preferred stock (2)	$2.566	$1.845
Dividends declared to series G preferred stockholders	$37,916	$27,624
Dividends declared per share of series G preferred stock (2)	$2.230	$1.625
Dividends declared to series I preferred stockholders	$29,868	$29,868
Dividends declared per share of series I preferred stock (2)	$1.688	$1.688
(1) For the year ended December 31, 2023, 100.0% of common stock dividend distributions of $2.83 per share paid in calendar year 2023 and 0.65 per share paid on January 31, 2024 were taxable as ordinary income. For the year ended December 31, 2022, 86.5% and 13.5% of common stock dividend distributions of $3.52 per share paid in calendar year 2022 were taxable as ordinary income and a return of capital, respectively.
(2) For the years ended December 31, 2023 and 2022, 100% of the preferred stock dividend distributions per share were taxable as ordinary income.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
150% of the grant amount. Award agreements generally provide that vesting is accelerated in certain circumstances, such as death and disability. Delivery of the underlying shares of common stock, which generally occurs over a three-year period, is conditioned on the grantees satisfying certain vesting and other requirements outlined in the award agreements.
The Company recognized equity-based compensation expense of $17.3 million for the year ended December 31, 2023. As of December 31, 2023, there was $22.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. This cost is expected to be recognized over a weighted average period of 1.70 years.

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

The following table presents the components of the Company’s interest income and interest expense for the years ended December 31, 2023, 2022 and 2021.

	For the Years Ended December 31,
	2023	2022	2021
Interest income	(dollars in thousands)
Agency securities (1)	$2,740,320	$2,144,696	$1,484,354
Residential credit securities	225,266	140,220	78,681
Residential mortgage loans (1)	703,838	410,229	182,359
Commercial investment portfolio (1) (2)	28,385	81,855	237,597
Reverse repurchase agreements	33,772	1,887	45
Total interest income	$3,731,581	$2,778,887	$1,983,036
Interest expense
Repurchase agreements	$3,337,527	$1,026,201	$116,974
Debt issued by securitization vehicles	443,584	225,216	93,006
Participations issued	50,357	39,366	12,071
U.S. Treasury securities sold, not yet purchased	11,497	—	—
Other	—	18,952	27,192
Total interest expense	3,842,965	1,309,735	249,243
Net interest income	$(111,384)	$1,469,152	$1,733,793

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity and corporate debt.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

18. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the years ended December 31, 2023, 2022 and 2021.

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(dollars in thousands, except per share data)
Net income (loss)	$(1,638,457)	$1,726,420	$2,396,280
Net income (loss) attributable to noncontrolling interests	4,714	1,095	6,384
Net income (loss) attributable to Annaly	(1,643,171)	1,725,325	2,389,896
Dividends on preferred stock	141,676	110,623	107,532
Net income (loss) available (related) to common stockholders	$(1,784,847)	$1,614,702	$2,282,364
Weighted average shares of common stock outstanding-basic	494,541,323	411,348,484	356,856,520
Add: Effect of stock awards, if dilutive	—	273,274	285,731
Weighted average shares of common stock outstanding-diluted	494,541,323	411,621,758	357,142,251
Net income (loss) per share available (related) to common share
Basic	$(3.61)	$3.93	$6.40
Diluted	$(3.61)	$3.92	$6.39

The computations of diluted net income (loss) per share available (related) to common share for the years ended December 31, 2023 and 2022 exclude 1.9 million and 0.7 million, respectively, of potentially dilutive restricted stock units and performance stock units because their effect would have been anti-dilutive.

19. INCOME TAXES

For the year ended December 31, 2023 the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income.
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
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at December 31, 2023 and 2022.
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
During the years ended December 31, 2023, 2022 and 2021 the Company recorded $39.4 million, $45.6 million and $4.7 million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2020 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

20. SEGMENTS

The Company operates in three reportable segments further described in the “Description of Business” Note. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies, with the exception of allocations between segments related to net interest income and other comprehensive income (loss), which are reflected in Other income (loss), and allocations between segments related to investment balances, which are presented net of associated financings in Total Assets. These allocations are made to reflect the economic hedging relationship between investments within different operating segments. Activities that are not directly attributable or not allocated to any of the three current operating segments (such as investments in commercial mortgage-backed securities, preferred stock dividends and corporate existence costs) are reported under Corporate and Other as reconciling items to the Company’s consolidated financial statements. The tables below summarize the result of operations and total assets by segment that are provided to the Chief Operating Decision Maker (CODM), which is the Company’s Operating Committee. Comprehensive income is the measure of segment profit or loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and is a key determinant of the Company’s economic return (computed as the change in stockholders’ equity attributable to common shareholders plus common stock dividends declared divided by the prior period’s stockholders’ equity attributable to common shareholders), a measure which is used by the CODM to evaluate segment results and is one of the factors considered in determining capital allocation among the segments.
The following table presents the results of operations of the Company’s reportable operating segments for the years ended December 31, 2023 and 2022:

December 31, 2023
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,772,963	$930,232	$—	$28,386	$3,731,581
Interest expense	3,096,245	728,273	—	18,447	3,842,965
Net interest income	(323,282)	201,959	—	9,939	(111,384)
Servicing and related income	—	—	364,157	—	364,157
Servicing and related expense	—	—	37,652	—	37,652
Net servicing income	—	—	326,505	—	326,505
Other income (loss)	(1,824,323)	171,678	13,975	(12,921)	(1,651,591)
Less: Total general and administrative expenses	58,852	49,021	29,872	24,808	162,553
Income (loss) before income taxes	(2,206,457)	324,616	310,608	(27,790)	(1,599,023)
Income taxes	1,629	17,121	21,070	(386)	39,434
Net income (loss)	(2,208,086)	307,495	289,538	(27,404)	(1,638,457)
Less: Net income (loss) attributable to noncontrolling interest	—	4,714	—	—	4,714
Net income (loss) attributable to Annaly	(2,208,086)	302,781	289,538	(27,404)	(1,643,171)
Dividends on preferred stock	—	—	—	141,676	141,676
Net income (loss) available (related) to common stockholders	(2,208,086)	302,781	289,538	(169,080)	(1,784,847)
Unrealized gains (losses) on available-for-sale securities	580,680	—	—	—	580,680
Reclassification adjustment for net (gains) losses included in net income (loss)	1,792,816	—	—	—	1,792,816
Other comprehensive income (loss)	2,373,496	—	—	—	2,373,496
Comprehensive income (loss)	165,410	307,495	289,538	(27,404)	735,039
Comprehensive income (loss) attributable to noncontrolling interests	—	4,714	—	—	4,714
Comprehensive income (loss) attributable to Annaly	$165,410	$302,781	$289,538	$(27,404)	$730,325
Noncash investing and financing activities:
Receivable for unsettled trades	2,709,398	—	826	—	2,710,224
Payable for unsettled trades	3,232,941	10	16,438	—	3,249,389
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	2,373,496	—	—	—	2,373,496
Dividends declared, not yet paid	—	—	—	325,052	325,052
Total assets
Total assets	$71,167,416	$19,149,003	$2,578,644	$332,173	$93,227,236

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements

December 31, 2022
	Agency	Residential Credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,146,583	$550,449	$—	$81,855	$2,778,887
Interest expense	936,063	344,669	6,202	22,801	1,309,735
Net interest income	1,210,520	205,780	(6,202)	59,054	1,469,152
Servicing and related income	—	—	246,926	—	246,926
Servicing and related expense	—	—	25,145	—	25,145
Net servicing income	—	—	221,781	—	221,781
Other income (loss)	480,383	(147,908)	(47,510)	(41,178)	243,787
Less: Total general and administrative expenses	50,817	47,005	29,784	35,123	162,729
Income (loss) before income taxes	1,640,086	10,867	138,285	(17,247)	1,771,991
Income taxes	(792)	(10,485)	57,055	(207)	45,571
Net income (loss)	1,640,878	21,352	81,230	(17,040)	1,726,420
Less: Net income (loss) attributable to noncontrolling interest	—	1,088	—	7	1,095
Net income (loss) attributable to Annaly	1,640,878	20,264	81,230	(17,047)	1,725,325
Dividends on preferred stock	—	—	—	110,623	110,623
Net income (loss) available (related) to common stockholders	1,640,878	20,264	81,230	(127,670)	1,614,702
Unrealized gains (losses) on available-for-sale securities	(8,204,542)	—	—	—	(8,204,542)
Reclassification adjustment for net (gains) losses included in net income (loss)	3,537,236	—	—	—	3,537,236
Other comprehensive income (loss)	(4,667,306)	—	—	—	(4,667,306)
Comprehensive income (loss)	(3,026,428)	21,352	81,230	(17,040)	(2,940,886)
Comprehensive income (loss) attributable to noncontrolling interests	—	1,088	—	7	1,095
Comprehensive income (loss) attributable to Annaly	$(3,026,428)	$20,264	$81,230	$(17,047)	$(2,941,981)
Noncash investing and financing activities:
Receivable for unsettled trades	572,089	—	3,002	—	575,091
Payable for unsettled trades	1,108,386	38	49,422	—	1,157,846
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(4,667,306)	—	—	—	(4,667,306)
Dividends declared, not yet paid	—	—	—	412,113	412,113
Total assets
Total assets	$65,080,130	$14,152,927	$1,931,176	$686,479	$81,850,712

21. RISK MANAGEMENT

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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on commercial mortgage-backed securities, residential mortgage loans, CRT securities and other non-Agency mortgage-backed securities. MSR values may also be adversely impacted by rising borrower delinquencies which would reduce servicing income and increase overall costs to service the underlying mortgage loans. The Company is exposed to risk of loss if an issuer, borrower or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, pre-purchase due diligence, maintaining qualifying collateral and continually assessing the creditworthiness of issuers, borrowers and counterparties, credit rating monitoring and active servicer oversight.
The Company depends on third party service providers to perform various business processes related to its operations, including mortgage loan servicers and sub-servicers. The Company’s vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information.

22. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and four years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the year ended December 31, 2023 was $3.3 million.
Supplemental information related to leases as of and for the year ended December 31, 2023 was as follows:

Operating Leases	Classification	December 31, 2023
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$5,945
Liabilities
Operating lease liabilities (1)	Other liabilities	$7,511
Lease term and discount rate
Weighted average remaining lease term		2.0 years
Weighted average discount rate (1)		3.3%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$4,081
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ended December 31,	(dollars in thousands)
2024	$4,107
2025	3,149
2026	261
2027	269
Later years	22
Total lease payments	$7,808
Less imputed interest	297
Present value of lease liabilities	$7,511

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at December 31, 2023 and 2022.

23. SUBSEQUENT EVENTS

In January 2024, the Company completed and closed two securitization of residential mortgage loans, OBX 2024-NQM1, with a face value of $413.6 million, and OBX 2024-NQM2, with a face value of $496.0 million. In February 2024, the Company completed and closed one securitization of residential mortgage loans, OBX 2024-HYB1, with a face value of $412.1 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

                          SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2024	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Finkelstein David L. Finkelstein	Chief Executive Officer, Chief Investment Officer, and Director (Principal Executive Officer)	February 15, 2024
/s/ Serena Wolfe Serena Wolfe	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 15, 2024
/s/ Francine J. Bovich Francine J. Bovich	Director	February 15, 2024
/s/ Thomas Edward Hamilton Thomas Edward Hamilton	Director	February 15, 2024
/s/ Kathy Hopinkah Hannan Kathy Hopinkah Hannan	Director	February 15, 2024
/s/ Michael E. Haylon Michael E. Haylon	Director, Chair of the Board	February 15, 2024
/s/ Martin Laguerre Martin Laguerre	Director	February 15, 2024
/s/ Manon Laroche Manon Laroche	Director	February 15, 2024
/s/ Eric A. Reeves Eric A. Reeves	Director	February 15, 2024
/s/ John H. Schaefer John H. Schaefer	Director	February 15, 2024
/s/ Glenn A. Votek Glenn A. Votek	Director	February 15, 2024
/s/ Scott Wede Scott Wede	Director	February 15, 2024
/s/ Vicki Williams Vicki Williams	Director	February 15, 2024

II-1