Form 10-Q
period 2024-03-31
ANNALY CAPITAL MANAGEMENT INC
filed 2024-05-02
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2024
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

The number of shares of the registrant’s Common Stock outstanding on April 30, 2024 was 500,440,023.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at March 31, 2024 (Unaudited) and December 31, 2023 (Derived from the audited consolidated financial statements at December 31, 2023)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2024 and 2023	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023	3
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	13
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	15
Note 10. Fair Value Measurements	20
Note 11. Intangible Assets	23
Note 12. Secured Financing	24
Note 13. Capital Stock	25
Note 14. Interest Income and Interest Expense	27
Note 15. Net Income (Loss) per Common Share	28
Note 16. Income Taxes	28
Note 17. Segments	28
Note 18. Risk Management	30
Note 19. Lease Commitments and Contingencies	31
Note 20. Subsequent Events	32
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Special Note Regarding Forward-Looking Statements	33
Overview	35
Business Environment	35
Results of Operations	37
Financial Condition	48
Capital Management	51
Risk Management	53
Critical Accounting Estimates	63
Glossary of Terms	66
Item 3. Quantitative and Qualitative Disclosures about Market Risk	75
Item 4. Controls and Procedures	75
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	76
Item 1A. Risk Factors	76
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 5. Other Information	76
Item 6. Exhibits	76
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	March 31,	December 31,
	2024	2023 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,367,057 and $1,136,298, respectively) (2)	$1,665,370	$1,412,148
Securities (includes pledged assets of $61,602,873 and $65,400,248, respectively) (3)	66,500,689	69,613,565
Loans, net (includes pledged assets of $2,022,487 and $2,082,419, respectively) (4)	2,717,823	2,353,084
Mortgage servicing rights (includes pledged assets of $1,857,834 and $1,781,279, respectively)	2,651,279	2,122,196
Assets transferred or pledged to securitization vehicles	15,614,750	13,307,622
Derivative assets	203,799	162,557
Receivable for unsettled trades	941,366	2,710,224
Principal and interest receivable	867,348	1,222,705
Intangible assets, net	11,433	12,106
Other assets	309,689	311,029
Total assets	$91,483,546	$93,227,236
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$58,975,232	$62,201,543
Other secured financing	600,000	500,000
Debt issued by securitization vehicles	13,690,967	11,600,338
Participations issued	1,161,323	1,103,835
U.S. Treasury securities sold, not yet purchased	2,077,404	2,132,751
Derivative liabilities	103,142	302,295
Payable for unsettled trades	2,556,798	3,249,389
Interest payable	350,405	287,937
Dividends payable	325,286	325,052
Other liabilities	146,876	179,005
Total liabilities	79,987,433	81,882,145
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 500,440,023 and 500,080,287 issued and outstanding, respectively	5,004	5,001
Additional paid-in capital	23,673,687	23,672,391
Accumulated other comprehensive income (loss)	(1,281,918)	(1,335,400)
Accumulated deficit	(12,523,809)	(12,622,768)
Total stockholders’ equity	11,409,533	11,255,793
Noncontrolling interests	86,580	89,298
Total equity	11,496,113	11,345,091
Total liabilities and equity	$91,483,546	$93,227,236

(1)Derived from the audited consolidated financial statements at December 31, 2023.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.3 million and $2.0 million at March 31, 2024 and December 31, 2023, respectively.
(3)Excludes $1.8 billion and $1.5 billion at March 31, 2024 and December 31, 2023, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $3.6 million and $1.2 million of residential mortgage loans held for sale at March 31, 2024 and December 31, 2023, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended March 31,
	2024	2023
Net interest income
Interest income	$1,094,488	$818,250
Interest expense	1,100,939	798,787
Net interest income	(6,451)	19,463
Net servicing income
Servicing and related income	115,084	84,273
Servicing and related expense	12,216	7,880
Net servicing income	102,868	76,393
Other income (loss)
Net gains (losses) on investments and other	(994,127)	1,712
Net gains (losses) on derivatives	1,377,144	(900,752)
Loan loss (provision) reversal	—	219
Other, net	23,367	15,498
Total other income (loss)	406,384	(883,323)
General and administrative expenses
Compensation expense	28,721	29,391
Other general and administrative expenses	9,849	11,437
Total general and administrative expenses	38,570	40,828
Income (loss) before income taxes	464,231	(828,295)
Income taxes	(943)	11,033
Net income (loss)	465,174	(839,328)
Net income (loss) attributable to noncontrolling interests	2,282	4,928
Net income (loss) attributable to Annaly	462,892	(844,256)
Dividends on preferred stock	37,061	31,875
Net income (loss) available (related) to common stockholders	$425,831	$(876,131)
Net income (loss) per share available (related) to common stockholders
Basic	$0.85	$(1.79)
Diluted	$0.85	$(1.79)
Weighted average number of common shares outstanding
Basic	500,612,840	489,688,364
Diluted	501,182,043	489,688,364
Other comprehensive income (loss)
Net income (loss)	$465,174	$(839,328)
Unrealized gains (losses) on available-for-sale securities	(281,869)	675,374
Reclassification adjustment for net (gains) losses included in net income (loss)	335,351	482,908
Other comprehensive income (loss)	53,482	1,158,282
Comprehensive income (loss)	518,656	318,954
Comprehensive income (loss) attributable to noncontrolling interests	2,282	4,928
Comprehensive income (loss) attributable to Annaly	516,374	314,026
Dividends on preferred stock	37,061	31,875
Comprehensive income (loss) attributable to common stockholders	$479,313	$282,151

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For The ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2024	2023
Preferred stock
Beginning of period	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569
Common stock
Beginning of period	$5,001	$4,683
Issuance	—	253
Stock-based award activity	3	3
End of period	$5,004	$4,939
Additional paid-in capital
Beginning of period	$23,672,391	$22,981,320
Issuance	(48)	562,456
Stock-based award activity	1,344	(685)
End of period	$23,673,687	$23,543,091
Accumulated other comprehensive income (loss)
Beginning of period	$(1,335,400)	$(3,708,896)
Unrealized gains (losses) on available-for-sale securities	(281,869)	675,374
Reclassification adjustment for net (gains) losses included in net income (loss)	335,351	482,908
End of period	$(1,281,918)	$(2,550,614)
Accumulated deficit
Beginning of period	$(12,622,768)	$(9,543,233)
Net income (loss) attributable to Annaly	462,892	(844,256)
Dividends declared on preferred stock (1)	(37,061)	(31,875)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(326,872)	(322,499)
End of period	$(12,523,809)	$(10,741,863)
Total stockholder’s equity	$11,409,533	$11,792,122
Noncontrolling interests
Beginning of period	$89,298	$98,983
Net income (loss) attributable to noncontrolling interests	2,282	4,928
Equity contributions from (distributions to) noncontrolling interests	(5,000)	13,000
End of period	$86,580	$116,911
Total equity	$11,496,113	$11,909,033

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$465,174	$(839,328)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	28,050	66,570
Amortization of securitized debt premiums and discounts and deferred financing costs	2,292	2,806
Depreciation, amortization and other noncash expenses	6,884	5,050
Net (gains) losses on investments and derivatives	(52,868)	1,284,746
Income (loss) from unconsolidated joint ventures	3,381	(676)
Loan loss provision (reversal)	—	(219)
Payments on purchases of loans held for sale	(2,643)	—
Proceeds from sales and repayments of loans held for sale	—	636
Proceeds from U.S. Treasury securities	2,093,527	—
Payments on U.S. Treasury securities	(2,093,489)	—
Net receipts (payments) on derivatives	826,716	(1,075,189)
Net change in
Other assets	(2,877)	(36,601)
Interest receivable	354,997	(136,796)
Interest payable	62,468	(206,885)
Other liabilities	6,277	(83,086)
Net cash provided by (used in) operating activities	1,697,889	(1,018,972)
Cash flows from investing activities
Payments on purchases of securities	(7,788,513)	(6,332,698)
Proceeds from sales of securities	9,483,792	4,685,607
Principal payments on securities	1,424,656	1,349,348
Payments on purchases and origination of loans	(3,134,429)	(935,360)
Principal payments on loans	363,741	188,082
Payments on purchases of MSR	(515,760)	(35,825)
Proceeds from reverse repurchase agreements	149,589,734	18,450,000
Payments on reverse repurchase agreements	(149,589,734)	(18,450,000)
Net cash provided by (used in) investing activities	(166,513)	(1,080,846)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	1,373,554,795	1,168,976,892
Payments on repurchase agreements and other secured financing	(1,376,683,890)	(1,167,496,471)
Proceeds from issuances of securitized debt	2,496,810	1,007,971
Principal payments on securitized debt	(323,854)	(158,983)
Payments on purchases of securitized debt	—	(1,974)
Payment of deferred financing cost	(1,191)	—
Proceeds from participations issued	1,001,297	236,121
Payments on repurchases of participations issued	(933,543)	(360,943)
Principal payments on participations issued	(15,344)	(11,168)
Net contributions (distributions) from (to) noncontrolling interests	(5,000)	13,000
Net proceeds from stock offerings, direct purchases and dividend reinvestments	(48)	562,709
Settlement of stock-based awards in satisfaction of withholding tax requirements	(5,993)	(5,810)
Dividends paid	(362,193)	(444,067)
Net cash provided by (used in) financing activities	(1,278,154)	2,317,277
Net (decrease) increase in cash and cash equivalents	253,222	217,459
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,412,148	1,576,714
Cash and cash equivalents including cash pledged as collateral, end of period	$1,665,370	$1,794,173
Supplemental disclosure of cash flow information
Interest received	$915,491	$746,161
Interest paid (excluding interest paid on interest rate swaps)	$913,729	$928,649
Net interest received (paid) on interest rate swaps	$759,440	$302,041
Taxes received (paid)	$(236)	$(139)
Noncash investing and financing activities
Receivable for unsettled trades	$941,366	$679,096
Payable for unsettled trades	$2,556,798	$3,259,034
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$53,482	$1,158,282
Dividends declared, not yet paid	$325,286	$321,023

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
Annaly is an internally-managed company that has elected to be taxed as a Real Estate Investment Trust (“REIT”) as defined under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder (the “Code”).
The Company’s three investment groups are primarily comprised of the following:

Investment Groups	Description
Annaly Agency Group	Invests in Agency mortgage-backed securities (“MBS”) collateralized by residential mortgages which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae and complementary investments within the Agency market, including Agency commercial MBS.
Annaly Residential Credit Group	Invests primarily in non-Agency residential whole loans and securitized products within the residential and commercial markets.
Annaly Mortgage Servicing Rights Group	Invests in mortgage servicing rights (“MSR”), which provide the right to service residential mortgage loans in exchange for a portion of the interest payments made on the loans.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The accompanying consolidated financial statements and related notes are unaudited and should be read in conjunction with the audited consolidated financial statements included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”). The consolidated financial information as of December 31, 2023 has been derived from audited consolidated financial statements included in the Company’s 2023 Form 10-K.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.4 billion and $1.1 billion at March 31, 2024 and December 31, 2023, respectively.
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
The Company has made an accounting policy election not to measure an allowance for loans losses for accrued interest receivable. If interest receivable is deemed to be uncollectible or not collected within 90 days of its contractual due date for commercial loans carried at amortized cost, it is written off through a reversal of interest income. Any interest written off that is recovered is recognized as interest income.
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

The Company reviewed other recently issued ASUs and determined that they were not expected to have a significant impact on the Company’s consolidated financial statements when adopted or did not have a significant impact on the Company’s consolidated financial statements upon adoption.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at March 31, 2024 and December 31, 2023.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	March 31, 2024	December 31, 2023
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$11,802,912	$15,665,352
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	51,739,318	50,643,436
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	871,421	974,059
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,933,910	2,108,274
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	153,128	222,444
Total securities			66,500,689	69,613,565
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,717,823	2,353,084
Total loans, net			2,717,823	2,353,084
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	15,614,750	13,307,622
Total assets transferred or pledged to securitization vehicles			15,614,750	13,307,622
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$58,975,232	$62,201,543
Other secured financing	Loans	Amortized cost	600,000	500,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	13,690,967	11,600,338
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,161,323	1,103,835
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,077,404	2,132,751
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three months ended March 31, 2024 and 2023, ($674.0) million and $386.7 million, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected effective July 1, 2022, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
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
The following table represents a rollforward of the activity for the Company’s securities for the three months ended March 31, 2024:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2024	$66,308,788	$3,082,333	$222,444	$69,613,565
Purchases	6,816,858	243,300	—	7,060,158
Sales	(7,625,781)	(473,895)	(68,768)	(8,168,444)
Principal paydowns	(1,306,242)	(115,392)	(2,379)	(1,424,013)
(Amortization) / accretion	(29,893)	3,161	342	(26,390)
Fair value adjustment	(621,500)	65,824	1,489	(554,187)
Ending balance March 31, 2024	$63,542,230	$2,805,331	$153,128	$66,500,689

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$61,399,544	$1,307,105	$(1,283,791)	$61,422,858	$232,880	$(2,182,903)	$59,472,835
Adjustable-rate pass-through	180,516	14,849	(51)	195,314	2,229	(12,410)	185,133
CMO	92,884	1,573	—	94,457	—	(15,087)	79,370
Interest-only	1,940,563	392,064	—	392,064	4,228	(158,300)	237,992
Multifamily(1)	19,533,316	439,374	(8,038)	3,595,193	22,311	(78,131)	3,539,373
Reverse mortgages	26,331	3,039	—	29,370	—	(1,843)	27,527
Total agency securities	$83,173,154	$2,158,004	$(1,291,880)	$65,729,256	$261,648	$(2,448,674)	$63,542,230
Residential credit
Credit risk transfer	$815,479	$1,873	$(4,188)	$813,164	$58,411	$(154)	$871,421
Alt-A	150,082	39	(1,670)	148,451	2,788	(9,250)	141,989
Prime (2)	1,464,099	15,455	(13,796)	87,995	2,271	(8,396)	81,870
Subprime	274,910	—	(31,344)	243,566	4,805	(12,159)	236,212
NPL/RPL	1,242,835	9,733	(7,605)	1,244,963	4,305	(25,872)	1,223,396
Prime jumbo (>=2010 vintage) (3)	9,832,776	77,080	(37,320)	252,647	12,847	(15,051)	250,443
Total residential credit securities	$13,780,181	$104,180	$(95,923)	$2,790,786	$85,427	$(70,882)	$2,805,331
Total residential securities	$96,953,335	$2,262,184	$(1,387,803)	$68,520,042	$347,075	$(2,519,556)	$66,347,561
Commercial
Commercial securities	$153,218	$59	$(292)	$152,985	$274	$(131)	$153,128
Total securities	$97,106,553	$2,262,243	$(1,388,095)	$68,673,027	$347,349	$(2,519,687)	$66,500,689

	December 31, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,444,987	$1,448,886	$(1,318,948)	$63,574,925	$477,242	$(1,853,226)	$62,198,941
Adjustable-rate pass-through	188,996	15,834	(51)	204,779	1,663	(14,953)	191,489
CMO	94,448	1,612	—	96,060	—	(13,088)	82,972
Interest-only	2,010,697	416,955	—	416,955	4,729	(157,679)	264,005
Multifamily (1)	17,130,045	400,781	(9,752)	3,552,217	52,055	(59,744)	3,544,528
Reverse mortgages	26,183	3,193	—	29,376	—	(2,523)	26,853
Total agency investments	$82,895,356	$2,287,261	$(1,328,751)	$67,874,312	$535,689	$(2,101,213)	$66,308,788
Residential credit
Credit risk transfer	$924,729	$2,240	$(4,358)	$922,611	$51,984	$(536)	$974,059
Alt-A	164,384	9	(3,922)	160,471	2,135	(12,371)	150,235
Prime (2)	1,076,497	8,590	(21,163)	207,077	1,704	(28,134)	180,647
Subprime	272,955	—	(31,751)	241,204	5,622	(11,221)	235,605
NPL/RPL	1,237,531	8,336	(9,224)	1,236,643	4,578	(43,666)	1,197,555
Prime jumbo (>=2010 vintage) (3)	9,425,280	71,960	(49,859)	365,676	10,696	(32,140)	344,232
Total residential credit securities	$13,101,376	$91,135	$(120,277)	$3,133,682	$76,719	$(128,068)	$3,082,333
Total residential securities	$95,996,732	$2,378,396	$(1,449,028)	$71,007,994	$612,408	$(2,229,281)	$69,391,121
Commercial
Commercial securities	$224,597	$15	$(822)	$223,790	$19	$(1,365)	$222,444
Total securities	$96,221,329	$2,378,411	$(1,449,850)	$71,231,784	$612,427	$(2,230,646)	$69,613,565

(1) Principal/Notional amount includes $16.4 billion and $14.0 billion of Agency Multifamily interest-only securities as of March 31, 2024 and December 31, 2023, respectively.
(2) Principal/Notional amount includes $1.4 billion and $0.9 billion of Prime interest-only securities as of March 31, 2024 and December 31, 2023, respectively.
(3) Principal/Notional amount includes $9.6 billion and $9.1 billion of Prime Jumbo interest-only securities as of March 31, 2024 and December 31, 2023, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Investment Type	(dollars in thousands)
Fannie Mae	$58,304,852	$60,477,303
Freddie Mac	5,185,535	5,778,809
Ginnie Mae	51,843	52,676
Total	$63,542,230	$66,308,788

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at March 31, 2024 and December 31, 2023, according to their estimated weighted average life classifications:

	March 31, 2024		December 31, 2023
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$155,033	$159,191	$254,753	$257,170
Greater than one year through five years	3,483,561	3,522,892	5,159,969	5,213,575
Greater than five years through ten years	60,929,083	62,999,732	62,158,711	63,662,144
Greater than ten years	1,779,884	1,838,227	1,817,688	1,875,105
Total	$66,347,561	$68,520,042	$69,391,121	$71,007,994

The estimated weighted average lives of the Residential Securities at March 31, 2024 and December 31, 2023 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$57,959	$(1,241)	40	$35,453	$(418)	16
12 Months or more	11,601,370	(1,285,041)	1,576	15,455,118	(1,340,032)	1,747
Total	$11,659,329	$(1,286,282)	1,616	$15,490,571	$(1,340,450)	1,763

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
During the three months ended March 31, 2024 and 2023, the Company disposed of $8.1 billion and $5.2 billion of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three months ended March 31, 2024 and 2023.

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
March 31, 2024	$32,924	$(471,172)	$(438,248)
March 31, 2023	$4,269	$(526,117)	$(521,848)

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
Excluding loans transferred or pledged to securitization vehicles, as of March 31, 2024 and December 31, 2023, the Company reported $2.7 billion and $2.4 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $3.6 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively.
Allowance for Losses – Prior to the sale of its corporate debt and commercial loan portfolios, the Company evaluated the need for a loss reserve on each of its loans classified as held-for investment and carried at amortized cost based upon estimated current expected credit losses.
The Company recorded net loan loss (provisions) reversals of $0.2 million for the three months ended March 31, 2023. At March 31, 2024, the Company’s net loan loss (provision) reversal was $0.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the three months ended March 31, 2024:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2024	$2,353,084
Purchases / originations	3,132,520
Sales and transfers (1)	(2,737,246)
Principal payments	(31,216)
Gains / (losses)	4,220
(Amortization) / accretion	(3,539)
Ending balance March 31, 2024	$2,717,823

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $2.7 billion during the three months ended March 31, 2024.

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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at March 31, 2024 and December 31, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$18,332,573	$15,660,706
Unpaid principal balance	$19,364,991	$16,611,204
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023 for these investments:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Interest income	$252,016	$147,231
Net gains (losses) on disposal of investments (1)	(2,117)	(776)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(84,786)	260,441
Total included in net income (loss)	$165,113	$406,896

(1) These amounts are presented in the line item Net gains (losses) on investments and other on the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at March 31, 2024 and December 31, 2023 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
March 31, 2024		December 31, 2023
Property location	% of Balance	Property location	% of Balance
California	37.5%	California	40.1%
New York	10.6%	Florida	10.6%
Florida	10.5%	New York	10.5%
Texas	5.6%	Texas	5.6%
All other (none individually greater than 5%)	35.8%	All other (none individually greater than 5%)	33.2%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$475	$1 - $4,396	$477
Interest rate	2.00% - 13.25%	5.87%	2.00% - 13.25%	5.63%
Maturity	7/1/2029 - 3/1/2064	5/21/2052	7/1/2029 - 12/1/2063	4/22/2052
FICO score at loan origination	549 - 850	757	549 - 850	758
Loan-to-value ratio at loan origination	3% - 100%	69%	3% - 100%	68%
At March 31, 2024 and December 31, 2023, approximately 15% and 11%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present activity related to MSR for the three months ended March 31, 2024 and 2023:

Mortgage Servicing Rights	Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Fair value, beginning of period	$2,122,196	$1,748,209
Purchases (1)	515,731	36,630
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	46,136	30,207
Other changes, including realization of expected cash flows	(32,784)	(24,066)
Fair value, end of period	$2,651,279	$1,790,980

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.6 billion at March 31, 2024. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed during the year are included in the following table:

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2024-NQM1	January 2024	$413,581
OBX 2024-NQM2	January 2024	$495,980
OBX 2024-HYB1	February 2024	$412,084
OBX 2024-NQM3	February 2024	$439,904
OBX 2024-NQM4	March 2024	$592,448
OBX 2024-HYB2	March 2024	$397,787
As of March 31, 2024 and December 31, 2023, a total carrying value of $13.7 billion and $11.6 billion, respectively, of bonds were held by third parties and the Company retained $1.6 billion and $1.4 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $3.7 million and $1.4 million of costs during the three months ended March 31, 2024 and 2023, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $14.8 billion and $12.6 billion at March 31,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recorded $86.0 million and ($211.9) million, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of March 31, 2024 and December 31, 2023, the Company had outstanding participating interests in residential mortgage loans of $1.2 billion and $1.1 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At March 31, 2024 and December 31, 2023, ($3.2) billion and ($2.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value.

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
The following table summarizes fair value information about the Company’s derivative assets and liabilities at March 31, 2024 and December 31, 2023:

Derivatives Instruments	March 31, 2024	December 31, 2023
Assets	(dollars in thousands)
Interest rate swaps	$46,796	$26,344
Interest rate swaptions	136,514	105,883
TBA derivatives	7,220	20,689
Futures contracts (1)	8,636	—
Purchase commitments	4,633	9,641
Total derivative assets	$203,799	$162,557
Liabilities
Interest rate swaps	$20,931	$83,051
TBA derivatives	10,703	39,070
Futures contracts (2)	69,565	179,835
Purchase commitments	1,943	339
Total derivative liabilities	$103,142	$302,295

(1) As of March 31, 2024, includes $1.3 million of SOFR futures options. (2) As of March 31, 2024, includes $26.8 million of SOFR futures options.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s interest rate swaps at March 31, 2024 and December 31, 2023:

March 31, 2024
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$18,093,229	3.53%	5.21%	1.46
3 - 6 years	14,383,021	3.34%	5.31%	5.05
6 - 10 years	20,733,537	2.81%	5.29%	8.27
Greater than 10 years	1,887,484	3.41%	5.21%	23.38
Total / Weighted average	$55,097,271	3.20%	5.26%	5.72

December 31, 2023
Maturity	Current Notional (1)(2)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (3)
(dollars in thousands)
0 - 3 years	$21,397,358	3.17%	5.26%	1.23
3 - 6 years	12,461,799	3.09%	5.37%	4.75
6 - 10 years	22,949,150	2.85%	5.34%	8.02
Greater than 10 years	2,021,247	3.53%	5.27%	22.71
Total / Weighted average	$58,829,554	3.04%	5.31%	5.36

(1) As of March 31, 2024, 7% and 93% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively. As of December 31, 2023, 6% and 94% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively.
(2) As of March 31, 2024, notional amount includes $1.2 billion of forward starting pay fixed swaps. There were no forward starting swaps at December 31, 2023.
(3) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following tables summarize certain characteristics of the Company’s swaptions at March 31, 2024 and December 31, 2023:

March 31, 2024
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.44	5.18
Long receive	$500,000	1.65%	SOFR	10.05	0.50

December 31, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.69	8.21
Long receive	$500,000	1.65%	SOFR	10.30	3.53

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s TBA derivatives at March 31, 2024 and December 31, 2023:

March 31, 2024
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,956,000	$3,001,301	$3,001,179	$(122)
Sale contracts	(1,993,400)	(1,864,513)	(1,867,874)	(3,361)
Net TBA derivatives	$962,600	$1,136,788	$1,133,305	$(3,483)

December 31, 2023
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$988,000	$920,626	$915,790	$(4,836)
Sale contracts	(1,491,000)	(1,475,847)	(1,489,392)	(13,545)
Net TBA derivatives	$(503,000)	$(555,221)	$(573,602)	$(18,381)

The following tables summarize certain characteristics of the Company’s futures derivatives at March 31, 2024 and December 31, 2023:

March 31, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(1,981,400)	1.93
U.S. Treasury futures - 5 year	1,070,000	—	4.40
U.S. Treasury futures - 10 year and greater	—	(3,029,000)	12.77
Total	$1,070,000	$(5,010,400)	7.77

December 31, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(5,001,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(1,733,600)	14.26
Total	$—	$(6,735,000)	5.13

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023, respectively.

March 31, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$46,796	$(6,692)	$(32,931)	$7,173
Interest rate swaptions, at fair value	136,514	(58,725)	(77,140)	649
TBA derivatives, at fair value	7,220	(5,943)	—	1,277
Futures contracts, at fair value (1)	8,636	(8,636)	—	—
Purchase commitments	4,633	—	—	4,633
Liabilities
Interest rate swaps, at fair value	$20,931	$(16,950)	$—	$3,981
TBA derivatives, at fair value	10,703	(10,628)	—	75
Futures contracts, at fair value (2)	69,565	(8,636)	(60,929)	—
Purchase commitments	1,943	—	—	1,943
(1) As of March 31, 2024, includes $1.3 million of SOFR futures options. (2) As of March 31, 2024, includes $26.8 million of SOFR futures options.
December 31, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$26,344	$(21,505)	$—	$4,839
Interest rate swaptions, at fair value	105,883	(45,930)	(57,320)	2,633
TBA derivatives, at fair value	20,689	(13,282)	—	7,407
Purchase commitments	9,641	—	—	9,641
Liabilities
Interest rate swaps, at fair value	$83,051	$(72,844)	$—	$10,207
TBA derivatives, at fair value	39,070	(34,525)	—	4,545
Futures contracts, at fair value	179,835	—	(179,835)	—
Purchase commitments	339	—	—	339
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
March 31, 2024	$330,149	$(21,237)	$900,902
March 31, 2023	$385,706	$(145,819)	$(956,272)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended March 31, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(8,615)	$14,898	$6,283
Net interest rate swaptions	—	30,631	30,631
Futures (1)	(8,680)	145,709	137,029
Purchase commitments	—	(6,613)	(6,613)
Total			$167,330

(1) For the three months ended March 31, 2024, includes $1.2 million of unrealized gain and $0.0 million of realized gain related to SOFR futures options.

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at March 31, 2024.

10. FAIR VALUE MEASUREMENTS

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
The Company classifies its investments in MSR as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including discount rates, prepayment rates, delinquency levels and costs to service. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSR requires significant judgment by management and the third party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. There were no transfers between levels of the fair value hierarchy during the periods presented.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$63,542,230	$—	$63,542,230
Credit risk transfer securities	—	871,421	—	871,421
Non-Agency mortgage-backed securities	—	1,933,910	—	1,933,910
Commercial mortgage-backed securities	—	153,128	—	153,128
Loans
Residential mortgage loans	—	2,717,823	—	2,717,823
Mortgage servicing rights	—	—	2,651,279	2,651,279
Assets transferred or pledged to securitization vehicles	—	15,614,750	—	15,614,750
Derivative assets
Interest rate swaps	—	46,796	—	46,796
Other derivatives	8,636	148,367	—	157,003
Total assets	$8,636	$85,028,425	$2,651,279	$87,688,340
Liabilities
Debt issued by securitization vehicles	$—	$13,690,967	$—	$13,690,967
Participations issued	—	1,161,323	—	1,161,323
U.S. Treasury securities sold, not yet purchased	2,077,404	—	—	2,077,404
Derivative liabilities
Interest rate swaps	—	20,931	—	20,931
Other derivatives	69,565	12,646	—	82,211
Total liabilities	$2,146,969	$14,885,867	$—	$17,032,836

December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,308,788	$—	$66,308,788
Credit risk transfer securities	—	974,059	—	974,059
Non-Agency mortgage-backed securities	—	2,108,274	—	2,108,274
Commercial mortgage-backed securities	—	222,444	—	222,444
Loans
Residential mortgage loans	—	2,353,084	—	2,353,084
Mortgage servicing rights	—	—	2,122,196	2,122,196
Assets transferred or pledged to securitization vehicles	—	13,307,622	—	13,307,622
Derivative assets
Interest rate swaps	—	26,344	—	26,344
Other derivatives	—	136,213	—	136,213
Total assets	$—	$85,436,828	$2,122,196	$87,559,024
Liabilities
Debt issued by securitization vehicles	$—	$11,600,338	$—	$11,600,338
Participations issued	—	1,103,835	—	1,103,835
U.S. Treasury securities sold, not yet purchased	2,132,751	—	—	2,132,751
Derivative liabilities
Interest rate swaps	—	83,051	—	83,051
Other derivatives	179,835	39,409	—	219,244
Total liabilities	$2,312,586	$12,826,633	$—	$15,139,219

Qualitative and Quantitative Information about Level 3 Fair Value Measurements
The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
inputs vary depending on the nature of the instrument being measured at fair value. The sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements are described below. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently from changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply. For MSR, in general, increases in the discount, prepayment or delinquency rates or in annual servicing costs in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s investments in MSR, which in turn could result in a decline in the estimated fair value of MSR. Refer to the “Mortgage Servicing Rights” Note for additional information, including rollforwards.
The following table presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 MSR. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

Unobservable Input (1)	Range (Weighted Average) (2)
	March 31, 2024	December 31, 2023
Discount rate	7.1% - 12.6% (8.6%)	7.0% - 12.0% (8.6%)
Prepayment rate	4.8% - 14.5% (5.6%)	4.8% - 11.0% (5.6%)
Delinquency rate	0.2% - 3.5% (1.2%)	0.2% - 4.2% (1.3%)
Cost to service	$83 - $108 ($92)	$84 - $111 ($94)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$58,975,232	$58,975,232	$62,201,543	$62,201,543
Other secured financing	600,000	600,000	500,000	500,000

The carrying values of repurchase agreements and short term other secured financing approximate fair value and are considered Level 2 fair value measurements. Long term other secured financing is valued using Level 2 inputs.

11. INTANGIBLE ASSETS

Intangible assets, net
Finite life intangible assets are amortized over their expected useful lives. As part of the Company’s management internalization transaction, which closed on June 30, 2020, the Company recognized an intangible asset for the acquired assembled workforce of approximately $41.2 million based on the replacement cost of the employee base acquired by the Company.
The following table presents the activity of finite lived intangible assets for the three months ended March 31, 2024.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2024	$12,106
Less: amortization expense	(673)
Ending balance March 31, 2024	$11,433

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
The Company had outstanding $59.0 billion and $62.2 billion of repurchase agreements with weighted average remaining maturities of 43 days and 44 days and weighted average rates of 5.55% and 5.70% at March 31, 2024 and December 31, 2023, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $2.7 billion with remaining capacity of $1.9 billion at March 31, 2024.
At March 31, 2024 and December 31, 2023, the repurchase agreements had the following remaining maturities and collateral types:

March 31, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$19,899,007	$—	$133,411	$—	$20,479	$20,052,897
2 to 29 days	9,391,862	364,609	955,493	167,471	115,750	10,995,185
30 to 59 days	19,133,446	—	831,099	—	—	19,964,545
60 to 89 days	6,228,313	268,667	366,510	852	—	6,864,342
90 to 119 days	—	—	—	—	—	—
Over 119 days (1)	2,511,017	—	420,967	571,367	—	3,503,351
Total	$57,163,645	$633,276	$2,707,480	$739,690	$136,229	$61,380,320

Amounts offset in accordance with netting arrangements.						$(2,405,088)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$58,975,232

December 31, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	33,492,952	555,568	840,400	—	191,276	35,080,196
30 to 59 days	18,090,265	—	528,341	—	—	18,618,606
60 to 89 days	6,479,206	139,952	579,611	—	—	7,198,769
90 to 119 days	—	—	39,714	207,592	—	247,306
Over 119 days (1)	2,511,003	—	169,697	644,259	—	3,324,959
Total	$60,573,426	$695,520	$2,157,763	$851,851	$191,276	$64,469,836

Amounts offset in accordance with netting arrangements.						$(2,268,293)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$62,201,543

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at March 31, 2024. No repurchase agreements had a remaining maturity over 1 year at December 31, 2023.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at March 31, 2024 and December 31, 2023. Refer to the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
“Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	March 31, 2024		December 31, 2023
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,405,088	$61,380,320	$2,268,293	$64,469,836
Amounts offset	(2,405,088)	(2,405,088)	(2,268,293)	(2,268,293)
Netted amounts	$—	$58,975,232	$—	$62,201,543

The fair value of collateral received in connection with reverse repurchase agreements as of March 31, 2024 was $2.4 billion, of which the Company sold $2.1 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2023 was $2.3 billion, of which the Company sold $2.1 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of March 31, 2024, the Company had $1.3 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of March 31, 2024 totaled $600.0 million with maturities ranging between ten months to two years. The weighted average interest rate of the borrowings was 8.07% as of March 31, 2024. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2023.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $64.3 billion and $275.5 million, respectively, at March 31, 2024 and $68.2 billion and $279.5 million, respectively, at December 31, 2023.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at March 31, 2024 and December 31, 2023.

	Shares authorized		Shares issued and outstanding
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	Par Value
Common stock	1,468,250,000	1,468,250,000	500,440,023	500,080,287	$0.01
In December 2020, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three months ended March 31, 2024 and 2023, no shares were repurchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

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
During the three months ended March 31, 2024, no shares were issued under the at-the-market sales program; however, the Company incurred costs to maintain the effectiveness of the at-the-market sales program. During the three months ended March 31, 2023, under the at-the-market sales program, the Company issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at March 31, 2024 and December 31, 2023. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through March 31, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three months ended March 31, 2024.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$326,872	$322,499
Distributions declared per common share	$0.65	$0.65
Distributions paid to common stockholders after period end	$325,286	$321,023
Distributions paid per common share after period end	$0.65	$0.65
Date of distributions paid to common stockholders after period end	April 30, 2024	April 28, 2023
Dividends declared to series F preferred stockholders	$19,085	$17,502
Dividends declared per share of series F preferred stock	$0.663	$0.608
Dividends declared to series G preferred stockholders	$10,509	$6,906
Dividends declared per share of series G preferred stock	$0.618	$0.406
Dividends declared to series I preferred stockholders	$7,467	$7,467
Dividends declared per share of series I preferred stock	$0.422	$0.422

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

14. INTEREST INCOME AND INTEREST EXPENSE

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

The following table presents the components of the Company’s interest income and interest expense for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
	2024	2023
Interest income	(dollars in thousands)
Agency securities	$751,516	$603,102
Residential credit securities	55,996	53,745
Residential mortgage loans (1)	252,016	147,231
Commercial investment portfolio (1) (2)	3,554	9,887
Reverse repurchase agreements	31,406	4,285
Total interest income	$1,094,488	$818,250
Interest expense
Repurchase agreements	$897,598	$698,742
Debt issued by securitization vehicles	161,017	88,934
Participations issued	20,251	11,111
U.S. Treasury securities sold, not yet purchased	22,073	—
Total interest expense	1,100,939	798,787
Net interest income	$(6,451)	$19,463

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands, except per share data)
Net income (loss)	$465,174	$(839,328)
Net income (loss) attributable to noncontrolling interests	2,282	4,928
Net income (loss) attributable to Annaly	462,892	(844,256)
Dividends on preferred stock	37,061	31,875
Net income (loss) available (related) to common stockholders	$425,831	$(876,131)
Weighted average shares of common stock outstanding-basic	500,612,840	489,688,364
Add: Effect of stock awards, if dilutive	569,203	—
Weighted average shares of common stock outstanding-diluted	501,182,043	489,688,364
Net income (loss) per share available (related) to common share
Basic	$0.85	$(1.79)
Diluted	$0.85	$(1.79)
The computations of diluted net income (loss) per share available (related) to common share for the three months ended March 31, 2024 and 2023 excludes 1.5 million and 1.7 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended March 31, 2024, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at March 31, 2024 and December 31, 2023.
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
During the three months ended March 31, 2024 and 2023, the Company recorded ($0.9) million and $11.0 million, respectively, of income tax expense (benefit) attributable to its TRSs. The Company’s federal, state and local tax returns from 2020 and forward remain open for examination.

17. SEGMENTS

The Company operates in three reportable segments further described in the Description of Business Note. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies, with the exception of allocations between segments related to net interest income and other comprehensive income (loss), which are

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
reflected in Other income (loss), and allocations between segments related to investment balances, which are presented net of associated financings in Total Assets. These allocations are made to reflect the economic hedging relationship between investments within different operating segments. Activities that are not directly attributable or not allocated to any of the three current operating segments (such as investments in commercial mortgage-backed securities, preferred stock dividends and corporate existence costs) are reported under Corporate and Other as reconciling items to the Company’s consolidated financial statements. The tables below summarize the result of operations and total assets by segment that are provided to the Chief Operating Decision Maker (CODM), which is the Company’s Operating Committee. Comprehensive income is the measure of segment profit or loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and is a key determinant of the Company’s economic return (computed as the change in stockholders’ equity attributable to common shareholders plus common stock dividends declared divided by the prior period’s stockholders’ equity attributable to common shareholders), a measure which is used by the CODM to evaluate segment results and is one of the factors considered in determining capital allocation among the segments.
The following tables present the reportable operating segments related to the Company’s results of operations for the three months ended March 31, 2024 and 2023:

Three Months Ended March 31, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$781,926	$309,008	$—	$3,554	$1,094,488
Interest expense	846,771	251,862	—	2,306	1,100,939
Net interest income	(64,845)	57,146	—	1,248	(6,451)
Servicing and related income	—	—	115,084	—	115,084
Servicing and related expense	—	—	12,216	—	12,216
Net servicing income	—	—	102,868	—	102,868
Other income (loss)	300,952	105,366	(870)	936	406,384
Less: Total general and administrative expenses	15,588	12,674	8,594	1,714	38,570
Income (loss) before income taxes	220,519	149,838	93,404	470	464,231
Income taxes	607	(1,679)	149	(20)	(943)
Net income (loss)	219,912	151,517	93,255	490	465,174
Less: Net income (loss) attributable to noncontrolling interest	—	2,282	—	—	2,282
Net income (loss) attributable to Annaly	219,912	149,235	93,255	490	462,892
Dividends on preferred stock	—	—	—	37,061	37,061
Net income (loss) available (related) to common stockholders	219,912	149,235	93,255	(36,571)	425,831
Unrealized gains (losses) on available-for-sale securities	(281,869)	—	—	—	(281,869)
Reclassification adjustment for net (gains) losses included in net income (loss)	335,351	—	—	—	335,351
Other comprehensive income (loss)	53,482	—	—	—	53,482
Comprehensive income (loss)	273,394	151,517	93,255	490	518,656
Comprehensive income (loss) attributable to noncontrolling interests	—	2,282	—	—	2,282
Comprehensive income (loss) attributable to Annaly	$273,394	$149,235	$93,255	$490	$516,374
Noncash investing and financing activities:
Receivable for unsettled trades	907,634	5,000	28,732	—	941,366
Payable for unsettled trades	2,430,956	—	125,842	—	2,556,798
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	53,482	—	—	—	53,482
Dividends declared, not yet paid	—	—	—	325,286	325,286
Total assets
Total assets	$66,485,685	$21,525,612	$3,209,074	$263,175	$91,483,546

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended March 31, 2023
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$607,387	$200,976	$—	$9,887	$818,250
Interest expense	651,684	141,501	—	5,602	798,787
Net interest income	(44,297)	59,475	—	4,285	19,463
Servicing and related income	—	—	84,273	—	84,273
Servicing and related expense	—	—	7,880	—	7,880
Net servicing income	—	—	76,393	—	76,393
Other income (loss)	(945,023)	37,776	28,234	(4,310)	(883,323)
Less: Total general and administrative expenses	14,140	12,678	7,370	6,640	40,828
Income (loss) before income taxes	(1,003,460)	84,573	97,257	(6,665)	(828,295)
Income taxes	(219)	7,376	3,759	117	11,033
Net income (loss)	(1,003,241)	77,197	93,498	(6,782)	(839,328)
Less: Net income (loss) attributable to noncontrolling interest	—	4,928	—	—	4,928
Net income (loss) attributable to Annaly	(1,003,241)	72,269	93,498	(6,782)	(844,256)
Dividends on preferred stock	—	—	—	31,875	31,875
Net income (loss) available (related) to common stockholders	(1,003,241)	72,269	93,498	(38,657)	(876,131)
Unrealized gains (losses) on available-for-sale securities	675,374	—	—	—	675,374
Reclassification adjustment for net (gains) losses included in net income (loss)	482,908	—	—	—	482,908
Other comprehensive income (loss)	1,158,282	—	—	—	1,158,282
Comprehensive income (loss)	155,041	77,197	93,498	(6,782)	318,954
Comprehensive income (loss) attributable to noncontrolling interests	—	4,928	—	—	4,928
Comprehensive income (loss) attributable to Annaly	$155,041	$72,269	$93,498	$(6,782)	$314,026
Noncash investing and financing activities:
Receivable for unsettled trades	669,048	—	10,048	—	679,096
Payable for unsettled trades	3,234,611	578	23,845	—	3,259,034
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	1,158,282	—	—	—	1,158,282
Dividends declared, not yet paid	—	—	—	321,023	321,023
Total assets
Total assets	$68,858,366	$15,313,440	$2,012,405	$647,806	$86,832,017

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately two years and four years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three months ended March 31, 2024 and 2023 was $0.8 million and $0.8 million, respectively.
Supplemental information related to leases as of and for the three months ended March 31, 2024 was as follows:

Operating Leases	Classification	March 31, 2024
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$5,191
Liabilities
Operating lease liabilities (1)	Other liabilities	$6,543
Lease term and discount rate
Weighted average remaining lease term		1.8 years
Weighted average discount rate (1)		3.3%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$1,026
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2024 (remaining)	$3,081
2025	3,149
2026	261
2027	269
2028	22
Later years	—
Total lease payments	$6,782
Less imputed interest	239
Present value of lease liabilities	$6,543

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at March 31, 2024 and December 31, 2023.

20. SUBSEQUENT EVENTS

In April 2024, the Company completed and closed two securitizations of residential mortgage loans: OBX 2024-NQM5, with a face value of $574.6 million, and OBX 2024-NQM6, with a face value of $457.2 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	35
Business Environment	35
Economic Environment	36
Results of Operations	37
Net Income (Loss) Summary	38
Non-GAAP Financial Measures	39
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	40
Premium Amortization Expense	42
Economic Leverage and Economic Capital Ratios	42
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	43
Experienced and Projected Long-term CPR	44
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	44
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	45
Other Income (Loss)	46
General and Administrative Expenses	47
Return on Average Equity	47
Unrealized Gains and Losses - Available-for-Sale Investments	47
Financial Condition	48
Residential Securities	48
Contractual Obligations	50
Commitments and Contractual Obligations with Unconsolidated Entities	51
Capital Management	51
Stockholders’ Equity	51
Capital Stock	52
Leverage and Capital	52
Risk Management	53
Risk Appetite	53
Governance	53
Description of Risks	54
Liquidity and Funding Risk Management	54
Funding	55
Excess Liquidity	56
Maturity Profile	57
Stress Testing	58
Liquidity Management Policies	59
Investment/Market Risk Management	59
Credit Risk Management	60
Counterparty Risk Management	60
Operational Risk Management	61
Compliance, Regulatory and Legal Risk Management	62
Critical Accounting Estimates	63
Valuation of Financial Instruments	63
Residential Securities	63
Residential Mortgage Loans	63
MSR	63
Interest Rate Swaps	64
Revenue Recognition	64
Consolidation of Variable Interest Entities	64
Use of Estimates	65
Glossary of Terms	66

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

Business Environment
The first quarter 2024 was characterized by a gradual move higher in interest rates, which nonetheless remained largely rangebound due to several offsetting factors. On the one hand, U.S. economic growth and the labor market remained stronger than widely expected by market participants in the quarter. In addition, inflation accelerated relative to a slower run rate in the second half of 2023. These changes led markets to significantly reduce the number of expected interest rate cuts by the Federal Reserve (“the Fed”) and delayed the timing of the first cut. At the beginning of 2024, markets had penciled in the equivalent of more than six 25 basis point cuts to the Federal Funds Target Rate starting this spring. However, current expectations have been pared back to less than two such cuts starting in the second half of the year.
On the other hand, demand for fixed income securities has strengthened of late, with the largest quarterly inflows into mutual funds and electronically traded funds (“ETFs”) in more than two years. Meanwhile, banks increased their security holdings in the first quarter as well after having net sold securities for much of last year. On balance, the strong fund inflows and the improved bank demand broadened the investor base, particularly for Agency MBS, a welcome development after two years of elevated supply and more concentrated demand to money managers and foreign investors.
Annaly’s portfolio performed well in the first quarter, as our diversified housing finance strategy delivered a 4.8% positive economic return in the quarter, with all three businesses contributing to the positive economic return. Moreover, these results were generated at the lowest economic leverage in several years at 5.6x, while generating earnings available for distribution of $0.64 per share.
Turning to Annaly’s individual business lines, Agency MBS spreads tightened modestly, by up to five basis points, led by production coupons, as interest rate volatility declined from recently elevated levels. With respect to portfolio activity, we continued to gravitate the Agency MBS portfolio up in coupon, with the weighted-average portfolio coupon increasing marginally to 4.69% at the end of the quarter. We once again invested in high-quality specified pool securities in production coupons that provide the widest nominal mortgage spreads and, as evidenced by the price action in the first quarter, some of the best economic returns in a rangebound interest rate environment. These production coupons also stand to benefit from potential spread tightening should interest rate volatility continue to decline or the yield curve steepens. Despite the positive longer-term outlook, the Agency MBS performance has been challenging in recent weeks given the strength in economic data and a delay in the potential start of Fed rate cuts. Finally, our aggregate portfolio performance was helped by incremental excess returns in our Agency CMBS portfolio as well as our increased allocation of interest rate swaps in the hedge portfolio, which benefited from wider swap spreads.
Annaly’s Residential Credit business continued to grow its portfolio and benefited from meaningful spread tightening in the first quarter, as positive sentiment towards credit assets and sound housing fundamentals supported the sector. The growth in the portfolio was sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC’s (“Onslow Bay”) strategy of whole loan purchases, non-qualified mortgage (“Non-QM”) securitizations, and retention of part of the resulting MBS. Meanwhile, given the tighter spreads in the sector, we opportunistically reduced segments of our third-party securities portfolio during the quarter.
The Onslow Bay (“OBX”) correspondent channel had another record quarter, registering $3.7 billion in rate locks during the quarter. The correspondent channel settled $2.4 billion of loans in the first quarter, leaving the OBX pipeline with roughly $2 billion in locks at quarter end and continued strong momentum into the spring selling season. Supported by strong origination volumes, we benefited from supportive capital markets by pricing eight securitizations totaling $3.8 billion since the beginning of 2024.
MSR transactional volumes remained elevated in the first quarter given challenging originator profitability while demand and pricing remained firm. Despite elevated supply, we remained selective and disciplined, adding no bulk packages during the quarter, but committing to purchase one package after quarter end.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We remain confident that we have constructed one of the highest quality conventional MSR portfolios in the market over the last two years, characterized by our industry leading 3.1% note rate and strong credit quality (757 FICO, 69% loan-to-value). Fundamental performance of the MSR portfolio has continued to outpace our initial expectations with the portfolio realizing a 3-month annualized prepayment speed of 3.0%, rising float income given increased escrow balances due to tax and insurance increases, and minimal borrower delinquencies. All of these factors have contributed to our MSR portfolio exhibiting highly stable cash flows with a double-digit return profile.
Earnings available for distribution, economic leverage, and economic return are non-GAAP financial measures. Refer to "Non-GAAP Financial Measures" for additional information, including a reconciliation to its most directly comparable GAAP results.

Economic Environment
U.S. real economic growth remained firm in the first quarter, although it slowed from the robust pace seen in the second half of 2023, as gross domestic product rose 1.6% on a seasonally adjusted annualized rate. Consumer spending remains strong due to solid spending in services to start the year. However, goods consumption is modestly weaker as surveys of consumer sentiment appear less optimistic. Savings as a share of personal income declined to 3.6% in February, suggesting current consumer spending cannot be sustained with income growth and may weaken going forward. Investment activity appears more mixed with the increase in non-residential structure spending coming to an end, while residential investment currently tracks stronger than in the second half of 2023, due in part to strong housing starts and new home sales.
Meanwhile, the supply and demand for labor has continued to move into better balance, leading to stronger-than-expected employment data in the first quarter. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose at a stronger rate than the prior quarter, with a monthly average 276,000 workers added in the first quarter compared to an average 212,000 workers in the fourth quarter of 2023. The unemployment rate ended the quarter at 3.8%, only modestly higher than 3.7% for the fourth quarter. This is due to the increase in individuals seeking employment, likely driven in part by higher immigration rates, as seen in the rising labor force participation rate from 62.5% in December to 62.7% in March. At the same time, wage growth, as measured by the year-over-year change in Average Hourly Earnings, fell from 4.3% in the fourth quarter to 4.1% in the first quarter. This marks the slowest year-over-year wage gain since June 2021.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remain above the Fed’s 2% inflation target and progress on disinflationary measures has been mixed. Total PCE prices over the 12 months ended in March rose to 2.7% compared to the 2.6% recorded by the same metric in January, while core PCE inflation, which excludes volatile food and energy prices, fell from 2.9% in January to 2.8% in March. Price pressures continued to be driven by the service sector, with an increase in car and medical care services, as well as little change in the still-elevated shelter sector. The lack of progress on inflation in the first quarter has raised concerns about a persistent stickiness of inflation above 2%. While forecasts continue to see further moderation in coming months, the strong labor market and healthy state of the economy suggest risks of reacceleration remain.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the progress on inflation at the end of 2023, the Federal Reserve Open Market Committee (“FOMC”) has kept the target range for the Federal Funds rate unchanged at the restrictive level of 5.25% - 5.50% since July 2023. The Federal Reserve Chair Jerome Powell has stated that the policy rate is at or near its peak in the Fed’s tightening cycle and signaled easier monetary policy over the course of 2024. Forecasts from the FOMC meeting in March show the median forecast of the FOMC expects three 25 basis point interest rate cuts this year. However, the recent lack of inflation progress has raised meaningful doubt over when and how much easing can be expected. The FOMC has committed to a data-dependent policy approach and recent data has confirmed that it may take longer than expected for the FOMC to confirm easing is appropriate. Meanwhile, regarding the FOMC’s balance sheet policy, the decline in their securities portfolio, which started in 2022, continued uninterrupted throughout the first quarter. The FOMC has signaled a willingness to slow this decline fairly soon in order to reduce the risk of financial market stress, particularly in front-end money markets.
The stronger-than-expected economic data, increase in market-based inflation expectations, and repricing of the Fed rate policy path drove interest rates across the U.S Treasury yield curve higher during the first quarter. However, the move was gradual and interest rate volatility moved lower relative to the second half of last year. The 10-year U.S. Treasury rate increased from 3.88% on December 29, 2023 to 4.20% on March 31, 2024. Higher rates but lower volatility allowed the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, to widen only slightly from 137 basis points at the end of 2023 to 140 basis points at the end of the first quarter.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents interest rates and spreads at each date presented:

	March 31, 2024	December 31, 2023	March 31, 2023
30-Year mortgage current coupon	5.60%	5.25%	5.05%
Mortgage basis	140 bps	137 bps	158 bps
10-Year U.S. Treasury rate	4.20%	3.88%	3.47%
OIS SOFR Swaps
1-Month	5.32%	5.35%	4.81%
6-Month	5.24%	5.15%	4.91%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three months ended March 31, 2024 and 2023.

	As of and for the Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share data)
Interest income	$1,094,488	$818,250
Interest expense	1,100,939	798,787
Net interest income	(6,451)	19,463
Servicing and related income	115,084	84,273
Servicing and related expense	12,216	7,880
Net servicing income	102,868	76,393
Other income (loss)	406,384	(883,323)
Less: Total general and administrative expenses	38,570	40,828
Income (loss) before income taxes	464,231	(828,295)
Income taxes	(943)	11,033
Net income (loss)	465,174	(839,328)
Less: Net income (loss) attributable to noncontrolling interests	2,282	4,928
Net income (loss) attributable to Annaly	462,892	(844,256)
Less: Dividends on preferred stock	37,061	31,875
Net income (loss) available (related) to common stockholders	$425,831	$(876,131)
Net income (loss) per share available (related) to common stockholders
Basic	$0.85	$(1.79)
Diluted	$0.85	$(1.79)
Weighted average number of common shares outstanding
Basic	500,612,840	489,688,364
Diluted	501,182,043	489,688,364
Other information
Investment portfolio at period-end	$87,484,541	$82,949,575
Average total assets	$92,355,391	$84,341,365
Average equity	$11,420,602	$11,639,230
GAAP leverage at period-end (1)	6.7:1	5.9:1
GAAP capital ratio at period-end (2)	12.6%	13.7%
Annualized return on average total assets	2.01%	(3.98%)
Annualized return on average equity	16.29%	(28.84%)
Net interest margin (3)	(0.03%)	0.09%
Average yield on interest earning assets (4)	4.88%	3.96%
Average GAAP cost of interest bearing liabilities (5)	5.40%	4.52%
Net interest spread	(0.52%)	(0.56%)
Weighted average experienced CPR for the period	6.0%	5.5%
Weighted average projected long-term CPR at period-end	8.9%	8.4%
Common stock book value per share	$19.73	$20.77
Non-GAAP metrics *
Interest income (excluding PAA)	$1,091,475	$818,741
Economic interest expense (5)	$770,790	$413,081
Economic net interest income (excluding PAA)	$320,685	$405,660
Premium amortization adjustment cost (benefit)	$(3,013)	$491
Earnings available for distribution (6)	$357,962	$427,130
Earnings available for distribution per average common share	$0.64	$0.81
Annualized EAD return on average equity (excluding PAA)	12.63%	14.82%
Economic leverage at period-end (1)	5.6:1	6.4:1
Economic capital ratio at period-end (2)	14.6%	13.2%
Net interest margin (excluding PAA) (3)	1.43%	1.76%
Average yield on interest earning assets (excluding PAA) (4)	4.87%	3.96%
Average economic cost of interest bearing liabilities (5)	3.78%	2.34%
Net interest spread (excluding PAA)	1.09%	1.62%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) GAAP leverage is computed as the sum of repurchase agreements, other secured financing, debt issued by securitization vehicles, participations issued and U.S. Treasury securities sold, not yet purchased divided by total equity. Economic leverage is computed as the sum of recourse debt, cost basis of to-be-announced (“TBA”) and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, and U.S. Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
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
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 4.07%, and (7.21%) for the three months ended March 31, 2024 and 2023, respectively.

GAAP
Net income (loss) was $465.2 million, which includes $2.3 million attributable to noncontrolling interests, or $0.85 per average basic common share, for the three months ended March 31, 2024, compared to ($839.3) million, which includes $4.9 million attributable to noncontrolling interests, or ($1.79) per average basic common share, for the same period in 2023. We attribute the majority of the change in net income (loss) to a favorable change in net gains (losses) on derivatives and net servicing income, partially offset by unfavorable changes in net gains (losses) on investments and other and net interest income. Net gains (losses) on derivatives was $1.4 billion for the three months ended March 31, 2024 compared to ($0.9) billion for the same period in 2023. Net servicing income for the three months ended March 31, 2024 was $102.9 million compared to $76.4 million for the same period in 2023. Net gains (losses) on investments and other was ($1.0) billion for the three months ended March 31, 2024 compared to $1.7 million for the same period in 2023. Net interest income for the three months ended March 31, 2024 was ($6.5) million compared to $19.5 million for the same period in 2023. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $358.0 million, or $0.64 per average common share, for the three months ended March 31, 2024, compared to $427.1 million, or $0.81 per average common share, for the same period in 2023. The change in earnings available for distribution during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities, and an unfavorable change in the net interest component of interest rate swaps. This change was partially offset by higher coupon income and lower premium amortization expense, excluding PAA, resulting from purchasing assets with lower premium to par, as we rotated up in the coupon stack, partially offset by higher prepayment speed projections, and higher net servicing income.
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
•economic leverage;
•economic capital ratio;
•interest income (excluding PAA);
•economic interest expense;

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands, except per share data)
GAAP net income (loss)	$465,174	$(839,328)
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	994,120	(1,712)
Net (gains) losses on derivatives (2)	(1,046,995)	1,286,458
Loan loss provision (reversal)	—	(219)
Other adjustments
Amortization of intangibles	673	758
Non-EAD (income) loss allocated to equity method investments (3)	216	(244)
Transaction expenses and non-recurring items (4)	3,737	1,358
Income tax effect of non-EAD income (loss) items	(2,918)	8,278
TBA dollar roll income and CMBX coupon income (5)	1,375	18,183
MSR amortization (6)	(50,621)	(43,423)
EAD attributable to noncontrolling interests	(3,786)	(3,470)
Premium amortization adjustment cost (benefit)	(3,013)	491
Earnings available for distribution *	357,962	427,130
Dividends on preferred stock	37,061	31,875
Earnings available for distribution attributable to common stockholders *	$320,901	$395,255
GAAP net income (loss) per average common share	$0.85	$(1.79)
Earnings available for distribution per average common share *	$0.64	$0.81
Annualized GAAP return (loss) on average equity (7)	16.29%	(28.84%)
Annualized EAD return on average equity *	12.63%	14.82%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $330.1 million and $385.7 million for the three months ended March 31, 2024 and 2023.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents costs incurred in connection with securitizations of residential whole loans.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
(6) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 4.07%, and (7.21%) for the three months ended March 31, 2024 and 2023, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Premium amortization expense	$26,732	$56,534
Less: PAA cost (benefit)	(3,013)	491
Premium amortization expense (excluding PAA)	$29,745	$56,043

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
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
other secured financing, and U.S Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	March 31, 2024	March 31, 2023
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$58,975,232	$60,993,018
Other secured financing	600,000	250,000
Debt issued by securitization vehicles	13,690,967	8,805,911
Participations issued	1,161,323	673,431
U.S. Treasury securities sold, not yet purchased	2,077,404	—
Total GAAP debt	$76,504,926	$70,722,360
Less Non-Recourse Debt:
Debt issued by securitization vehicles	$(13,690,967)	$(8,805,911)
Participations issued	(1,161,323)	(673,431)
Total recourse debt	$61,652,636	$61,243,018
Plus / (Less):
Cost basis of TBA and CMBX derivatives	1,136,788	12,241,647
Payable for unsettled trades	2,556,798	3,259,034
Receivable for unsettled trades	(941,366)	(679,096)
Economic debt *	$64,404,856	$76,064,603
Total equity	$11,496,113	$11,909,033
Economic leverage ratio *	5.6:1	6.4:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	March 31, 2024	March 31, 2023
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$91,483,546	$86,832,017
Less:
Gross unrealized gains on TBA derivatives (1)	(7,220)	(167,065)
Debt issued by securitization vehicles	(13,690,967)	(8,805,911)
Plus:
Implied market value of TBA derivatives	1,133,305	12,020,810
Total economic assets *	$78,918,664	$89,879,851
Total equity	$11,496,113	$11,909,033
Economic capital ratio (2) *	14.6%	13.2%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2024	$1,094,488	$(3,013)	$1,091,475
March 31, 2023	$818,250	$491	$818,741
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2024	$1,100,939	$(330,149)	$770,790	$(6,451)	$(330,149)	$323,698	$(3,013)	$320,685
March 31, 2023	$798,787	$(385,706)	$413,081	$19,463	$(385,706)	$405,169	$491	$405,660
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

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
March 31, 2024	6.0%	8.9%
March 31, 2023	5.5%	8.4%
(1) For the three months ended March 31, 2024 and 2023, respectively. (2) At March 31, 2024 and 2023, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
March 31, 2024	$89,738,726	$1,091,475	4.87%	$80,682,111	$770,790	3.78%	320,685	1.09%
March 31, 2023	$82,644,998	$818,741	3.96%	$70,635,632	413,081	2.34%	405,660	1.62%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
March 31, 2024	$1,091,475	1,375	(770,790)	$322,060	$89,738,726	149,590	$89,888,316	1.43%
March 31, 2023	$818,741	18,183	(413,081)	$423,843	$82,644,998	13,949,884	$96,594,882	1.76%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
March 31, 2024	$80,682,111	$75,904,926	$770,790	3.78%	5.33%	5.21%	0.12%	(1.55%)	(1.43%)
March 31, 2023	$70,635,632	$70,472,360	$413,081	2.34%	4.61%	4.92%	(0.31%)	(2.27%)	(2.58%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense and the net interest component of interest rate swaps.

Economic interest expense increased by $357.7 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, higher average interest bearing liabilities, and the reduction in the net interest component of interest rate swaps, which was $330.1 million for the three months ended March 31, 2024, compared to $385.7 million for the same period in 2023.
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
At March 31, 2024 and December 31, 2023, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

Other Income (Loss)
For the Three Months Ended March 31, 2024 and 2023

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($545.9) million for the three months ended March 31, 2024, compared to ($521.6) million for the same period in 2023. For the three months ended March 31, 2024, we disposed of Residential Securities with a carrying value of $8.1 billion for an aggregate net gain (loss) of ($438.2) million. For the same period in 2023, we disposed of Residential Securities, with a carrying value of $5.2 billion for an aggregate net gain (loss) of ($521.8) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($448.2) million for the three months ended March 31, 2024, compared to $523.3 million for the same period in 2023, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($1.1) billion, securitized residential whole loans of consolidated VIEs of ($294.8) million, and residential whole loans of ($50.4) million, partially offset by favorable changes in residential securitized debt of consolidated VIEs of $297.9 million, U.S. Treasury securities sold, not yet purchased of $133.3 million, and participations issued of $25.0 million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended March 31, 2024 was $1.2 billion compared to ($716.4) million for the same period in 2023, primarily attributable to favorable changes in unrealized gains (losses) on interest rate swaps, partially offset by unfavorable changes in the net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $900.9 million for the three months ended March 31, 2024, compared to ($956.3) million for the same period in 2023, which reflected a flatter forward rate curve compared to a steeper declining forward rate curve in the prior period. Realized gains (losses) on termination of interest rate swaps was ($21.2) million for the three months ended March 31, 2024, compared to ($145.8) million for the same period in 2023, which reflected our termination of interest rate swaps with a notional amount of $2.5 billion, compared to $8.6 billion for the same period in 2023. Net interest component on interest rate swaps was $330.1 million for the three months ended March 31, 2024, compared to $385.7 million for the same period in 2023.
Net gains (losses) on other derivatives was $167.3 million for the three months ended March 31, 2024, compared to ($184.4) million for the same period in 2023. The change in net gains (losses) on other derivatives was primarily due to a favorable change in net gains (losses) on futures, which was $137.0 million for the three months ended March 31, 2024, compared to ($196.5) million for the same period in 2023, and net gains (losses) on interest rate swaptions, which was $30.6 million for the three months ended March 31, 2024, compared to ($43.7) million for the same period in 2023, partially offset by an unfavorable change in net gains (losses) on TBA derivatives, which was $6.3 million for the three months ended March 31, 2024, compared to $61.5 million for the same period in 2023.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
balances may fluctuate from period to period. Other, net for the three months ended March 31, 2024 was $23.4 million compared to $15.5 million for the same period in 2023, primarily attributable to an increase in interest on custodial balances, partially offset by an increase in securitization related costs.

General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
March 31, 2024	$38,570	0.17%	1.35%
March 31, 2023	$40,828	0.19%	1.40%

G&A expenses were $38.6 million for the three months ended March 31, 2024, a decrease of $2.3 million compared to the same period in 2023. The change in each period was primarily due to a decrease in compensation, in addition to lower expenses related to technology, equipment, and insurance.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
March 31, 2024	11.34%	3.60%	2.67%	(1.35%)	0.03%	16.29%
March 31, 2023	13.92%	2.63%	(43.61%)	(1.40%)	(0.38%)	(28.84%)
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

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Unrealized gain	$4,364	$5,051
Unrealized loss	(1,286,282)	(1,340,451)
Accumulated other comprehensive income (loss)	$(1,281,918)	$(1,335,400)

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The fair value of these securities being less than amortized cost at March 31, 2024 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $91.5 billion and $93.2 billion at March 31, 2024 and December 31, 2023, respectively. The change was primarily due to decreases in Agency MBS of $2.8 billion, receivables for unsettled trades of $1.8 billion, and principal and interest receivable of $355.4 million, partially offset by increases in securitized residential whole loans of consolidated VIEs of $2.3 billion, mortgage servicing rights of $529.1 million, and cash and cash equivalents of $253.2 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at March 31, 2024:

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value	$63,542,230	$2,651,279	$21,137,904	$153,128	$87,484,541
Implied market value of derivatives (2)	1,133,305	—	—	—	1,133,305
Debt
Repurchase agreements	54,822,067	—	4,016,945	136,220	58,975,232
Implied cost basis of derivatives (2)	1,136,788	—	—	—	1,136,788
Other secured financing	—	600,000	—	—	600,000
Debt issued by securitization vehicles	—	—	13,690,967	—	13,690,967
Participations issued	—	—	1,161,323	—	1,161,323
U.S. Treasury securities sold, not yet purchased	2,016,104	(1,374)	62,665	9	2,077,404
Net forward purchases	1,523,322	97,110	(5,000)	—	1,615,432
Other
Net other assets / liabilities	1,523,109	388,057	163,170	61,077	2,135,413
Net equity allocated	$6,700,363	$2,343,600	$2,374,174	$77,976	$11,496,113

Net equity allocated (%)	59%	20%	20%	1%	100%
Debt/net equity ratio (3)	8.2:1	0.3:1	7.9:1	1.7:1	6.7:1

(1) Fair value includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts on the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at March 31, 2024 and December 31, 2023 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac, or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value on the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At March 31, 2024 and December 31, 2023, we had on our Consolidated Statements of Financial Condition a total of $1.4 billion and $1.4 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.3 billion and $2.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended March 31, 2024 and 2023 was 6.0% and 5.5%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of March 31, 2024 and 2023 was 8.9% and 8.4%, respectively.
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
The following table presents our Residential Securities that were carried at fair value at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	Estimated Fair Value
Agency
Fixed-rate pass-through	$59,472,835	$62,198,941
Adjustable-rate pass-through	185,133	191,489
CMO	79,370	82,972
Interest-only	237,992	264,005
Multifamily	3,539,373	3,544,528
Reverse mortgages	27,527	26,853
Total agency securities	$63,542,230	$66,308,788
Residential credit
Credit risk transfer	$871,421	$974,059
Alt-A	141,989	150,235
Prime	81,870	180,647
Subprime	236,212	235,605
NPL/RPL	1,223,396	1,197,555
Prime jumbo (>= 2010 vintage)	250,443	344,232
Total residential credit securities	$2,805,331	$3,082,333
Total Residential Securities	$66,347,561	$69,391,121

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Residential Securities (1)	(dollars in thousands)
Principal amount	$67,645,661	$70,078,626
Net premium	(17,607)	63,902
Amortized cost	67,628,054	70,142,528
Amortized cost / principal amount	99.97%	100.09%
Carrying value	65,633,485	68,701,769
Carrying value / principal amount	97.03%	98.04%
Weighted average coupon rate	4.78%	4.68%
Weighted average yield	4.76%	4.64%
Adjustable-rate Residential Securities (1)
Principal amount	$1,087,948	$1,206,700
Weighted average coupon rate	8.84%	8.79%
Weighted average yield	8.08%	8.09%
Weighted average term to next adjustment (2)	7 Months	8 Months
Weighted average lifetime cap (3)	9.34%	9.34%
Principal amount at period end as % of total residential securities	1.61%	1.72%
Fixed-rate Residential Securities (1)
Principal amount	$66,557,713	$68,871,926
Weighted average coupon rate	4.72%	4.61%
Weighted average yield	4.71%	4.58%
Principal amount at period end as % of total residential securities	98.39%	98.28%
Interest-only Residential Securities
Notional amount	$29,307,674	$25,918,105
Net premium	891,988	865,467
Amortized cost	891,988	865,467
Amortized cost / notional amount	3.04%	3.34%
Carrying value	714,076	689,352

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying value / notional amount	2.44%	2.66%
Weighted average coupon rate	0.41%	0.43%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at March 31, 2024.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$871,421	$—	$871,421	9.73%	1.68%	0.85%	4.55%
Alt-A	141,989	—	141,989	6.98%	9.61%	2.70%	10.42%
Prime	81,870	20,773	61,097	3.68%	4.38%	0.64%	4.44%
Subprime	236,212	68,452	167,760	7.25%	23.46%	10.32%	9.16%
Re-performing loan securitizations	788,569	449,383	339,186	5.49%	28.13%	17.90%	3.95%
Non-performing loan securitizations	434,827	388,764	46,063	5.19%	39.58%	65.80%	7.29%
Prime jumbo (>=2010 vintage)	250,443	75,796	174,647	4.88%	2.40%	0.53%	3.88%
Total/weighted average	$2,805,331	$1,003,168	$1,802,163	6.84%	18.02%	17.05%	5.47%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$871,421	$—	$871,421
Alt-A	1,169	140,820	—	—	141,989
Prime	—	67,606	—	14,264	81,870
Subprime	—	214,907	21,216	89	236,212
Re-performing loan securitizations	—	788,569	—	—	788,569
Non-performing loan securitizations	—	434,827	—	—	434,827
Prime jumbo (>=2010 vintage)	—	154,008	20,639	75,796	250,443
Total	$1,169	$1,800,737	$913,276	$90,149	$2,805,331

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at March 31, 2024. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At March 31, 2024, the interest rate swaps had a net fair value of $25.9 million.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$58,796,170	$179,062	$—	$—	$58,975,232
Interest expense on repurchase agreements (1)	389,005	14,312	—	—	403,317
Other secured financing	225,000	375,000	—	—	600,000
Interest expense on other secured financing (1)	46,233	21,114	—	—	67,347
Debt issued by securitization vehicles (principal)	—	—	—	14,801,428	14,801,428
Interest expense on debt issued by securitization vehicles	700,973	1,401,946	1,401,946	21,073,493	24,578,358
Participations issued (principal)	—	—	—	1,134,210	1,134,210
Interest expense on participations issued	85,664	171,327	171,327	2,124,450	2,552,768
Long-term operating lease obligations	4,109	2,449	224	—	6,782
Total	$60,247,154	$2,165,210	$1,573,497	$39,133,581	$103,119,442

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at March 31, 2024.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the three months ended March 31, 2024, we received $1.4 billion from principal repayments and $9.5 billion in cash from disposal of Securities. During the three months ended March 31, 2023, we received $1.3 billion from principal repayments and $4.7 billion in cash from disposal of Securities.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	5,004	5,001
Additional paid-in capital	23,673,687	23,672,391
Accumulated other comprehensive income (loss)	(1,281,918)	(1,335,400)
Accumulated deficit	(12,523,809)	(12,622,768)
Total stockholders’ equity	$11,409,533	$11,255,793

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three months ended March 31, 2024 and 2023, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
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
No shares were issued under the at-the-market sales program during the three months ended March 31, 2024. During the three months ended March 31, 2023, under the at-the-market sales program, we issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.

Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three months ended March 31, 2024.
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
Our GAAP leverage ratio at March 31, 2024 and December 31, 2023 was 6.7:1 and 6.8:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.6:1 and 5.7:1, at March 31, 2024 and December 31, 2023,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
respectively. Our GAAP capital ratio at March 31, 2024 and December 31, 2023 was 12.6% and 12.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.6% and 14.0% at March 31, 2024 and December 31, 2023, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
Item 2. Management’s Discussion and Analysis

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At March 31, 2024 and December 31, 2023, the weighted average days to maturity was 43 days and 44 days, respectively.
Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made. Should prepayment speeds on the mortgages underlying our Agency and Residential mortgage-backed securities and/or market interest rates or other factors move suddenly and cause declines in the market value of assets posted as collateral, resulting margin calls may cause an adverse change in our liquidity position. We have continued to diversify our financing profile adding new non-mark-to-market facilities and financing options under existing facilities for our Residential Credit operating segment. The non-mark-to-market facilities have margin call features that adjust on factors other than the changes in the market value of pledged collateral. We remain active and flexible in our liquidity structure to market developments.
At March 31, 2024, we had total financial assets and cash pledged against existing liabilities of $63.8 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at March 31, 2024, compared to the same period in 2023, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended March 31, 2024.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
March 31, 2024	$64,027,388	$58,975,232	$2,323,485	$—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
March 31, 2022	53,961,689	52,626,503	39,535	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table provides information on our repurchase agreements and other secured financing by maturity date at March 31, 2024. The weighted average remaining maturity on our repurchase agreements and other secured financing was 48 days at March 31, 2024:

	March 31, 2024
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$17,647,809	5.48%	29.6%
2 to 29 days	10,995,185	5.64%	18.5%
30 to 59 days	19,964,545	5.51%	33.5%
60 to 89 days	6,864,342	5.57%	11.5%
90 to 119 days	—	—%	—%
Over 119 days (1)	4,103,351	6.18%	6.9%
Total	$59,575,232	5.58%	100.0%

(1) Less than 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform we closed a new warehouse facility that includes expanded product offerings with a non-mark-to-market component for residential whole loans and a new non-mark-to-market two-year facility for OBX retained securities.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at March 31, 2024:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$58,975,232	5.55%	5.55%	43
Other secured financing	600,000	8.08%	8.07%	500
Debt issued by securitization vehicles (2)	14,801,428	4.74%	4.72%	12,623
Participations issued (2)	1,134,210	7.55%	7.32%	10,877
Total indebtedness	$75,510,870

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at March 31, 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,367,057	$298,313	$1,665,370
Investments, at carrying value (1)
Agency mortgage-backed securities	58,841,494	3,237,776	62,079,270
Credit risk transfer securities	853,419	18,002	871,421
Non-agency mortgage-backed securities	1,754,832	179,078	1,933,910
Commercial mortgage-backed securities	153,128	—	153,128
Residential mortgage loans (2)	17,573,364	759,209	18,332,573
MSR	1,857,834	793,445	2,651,279
Other assets (3)	—	55,904	55,904
Total financial assets	$82,401,128	$5,341,727	$87,742,855

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at March 31, 2024:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,665,370
Residential Securities (2)	64,884,512
Commercial mortgage-backed securities	153,128
Residential mortgage loans (3)	2,717,823
Total liquid assets	$69,420,833
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.27%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $63.8 billion of assets that have been pledged as collateral against existing liabilities at March 31, 2024. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported on the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $15.6 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $15.6 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at March 31, 2024 could vary substantially based on actual prepayment experience.

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,665,370	$—	$—	$—	$1,665,370
Agency mortgage-backed securities (principal)	—	29	105,289	64,757,812	64,863,130
Residential credit risk transfer securities (principal)	—	—	38,939	776,540	815,479
Non-agency mortgage-backed securities (principal)	19,649	136,588	789,695	1,021,120	1,967,052
Commercial mortgage-backed securities (principal)	—	88,863	64,355	—	153,218
Total securities	19,649	225,480	998,278	66,555,472	67,798,879
Residential mortgage loans (principal)	—	—	—	2,652,639	2,652,639
Total loans	—	—	—	2,652,639	2,652,639
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	16,712,352	16,712,352
Total financial assets - maturity	1,685,019	225,480	998,278	85,920,463	88,829,240
Effect of utilizing reset dates (1)	17,760,119	505,962	220,736	(18,486,817)	—
Total financial assets - interest rate sensitive	$19,445,138	$731,442	$1,219,014	$67,433,646	$88,829,240
Financial liabilities
Repurchase agreements	$55,471,881	$3,324,289	$179,062	$—	$58,975,232
Debt issued by securitization vehicles (principal)	—	—	—	14,801,428	14,801,428
Participations issued (principal)	—	—	—	1,134,210	1,134,210
U.S. Treasury securities sold, not yet purchased	2,077,404	—	—	—	2,077,404
Total financial liabilities - maturity	57,549,285	3,324,289	179,062	15,935,638	76,988,274
Effect of utilizing reset dates (1)(2)	(49,815,073)	3,308,763	10,828,637	35,677,673	—
Total financial liabilities - interest rate sensitive	$7,734,212	$6,633,052	$11,007,699	$51,613,311	$76,988,274

Maturity gap	$(55,864,266)	$(3,098,809)	$819,216	$69,984,825	$11,840,966

Cumulative maturity gap	$(55,864,266)	$(58,963,075)	$(58,143,859)	$11,840,966

Interest rate sensitivity gap	$11,710,926	$(5,901,610)	$(9,788,685)	$15,820,335	$11,840,966

Cumulative rate sensitivity gap	$11,710,926	$5,809,316	$(3,979,369)	$11,840,966

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at March 31, 2024. Actual results could differ materially from these estimates.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.2%)	(1.4%)	5.4%
-50 Basis points	—%	(0.3%)	4.0%
-25 Basis points	—%	0.2%	2.2%
+25 Basis points	(0.1%)	(0.7%)	(2.6%)
+50 Basis points	(0.2%)	(1.9%)	(5.5%)
+75 Basis points	(0.4%)	(3.4%)	(8.7%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	9.8%
-15 Basis points	0.8%	5.9%
-5 Basis points	0.3%	1.9%
+5 Basis points	(0.2%)	(1.9%)
+15 Basis points	(0.7%)	(5.8%)
+25 Basis points	(1.2%)	(9.6%)
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
Our portfolio composition, based on balance sheet values, at March 31, 2024 and December 31, 2023 was as follows:

	March 31, 2024	December 31, 2023
Category
Agency mortgage-backed securities	72.6%	75.9%
Credit risk transfer securities	1.0%	1.1%
Non-agency mortgage-backed securities	2.2%	2.4%
Residential mortgage loans (1)	21.0%	17.9%
Mortgage servicing rights	3.0%	2.4%
Commercial real estate	0.2%	0.3%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at March 31, 2024:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$45,016,841	$(1,205)	$3,181,873
Europe	9	10,379,178	27,070	819,906
Asia (non-Japan)	1	416,439	—	16,491
Japan	4	3,762,774	—	339,727
Total	36	$59,575,232	$25,865	$4,357,997

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
Cybersecurity is part of our enterprise-wide risk management framework. Processes for assessing, identifying and managing cybersecurity risks include cybersecurity risk assessments, use of key risk indicators, vendor cybersecurity risk management, employee training, including phishing exercises and cybersecurity awareness training, penetration testing, evaluation of cybersecurity insurance and periodic engagements by our internal audit department, which determines whether our cybersecurity program and information security practices align with relevant parts of the National Institute of Standards and Technology (“NIST”) framework. We periodically engage penetration testing companies and law firms to assist in these processes. When we do so, we hire reputable companies, limit their access to only information necessary for the specific purpose and maintain security controls around confidential information, including personally identifiable information. We also maintain a Cybersecurity Incident Response Plan (“Response Plan”) with processes to identify, contain, mitigate and escalate cybersecurity incidents, utilizing cross-functional expertise and external resources as needed. We conduct periodic tabletop exercises to test our Response Plan and our reaction to various business disruption events, and the results of these tabletop exercises are reported to the Cybersecurity Committee and the ERC.
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers upon which we depend on to perform various business processes related to our operations,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
including mortgage loan servicers and sub-servicers. Our vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information. We also have processes to evaluate and classify cybersecurity risk related to sensitive data held by key third party service providers on their systems.
The Cybersecurity Committee has primary responsibility for these processes to manage cybersecurity risks, under the oversight of the ERC. Daily monitoring of cybersecurity defenses is performed by the IT Infrastructure Team and any issues are escalated to the Cybersecurity Committee as needed. The Cybersecurity Committee regularly meets to discuss both routine oversight of cybersecurity processes, policies and procedures and management of any cyber-specific events, including escalation to the ERC, the executive leadership team and/or the Board, as appropriate.
The Cybersecurity Committee includes representatives from Operational Risk Management, Information Technology, Legal, Mortgage Operations and Internal Control. Certain members of the Cybersecurity Committee have relevant qualifications such as extensive work experience implementing data security measures, developing cybersecurity policies and procedures and assessing, managing and reporting cybersecurity risk. Members also participate in cybersecurity-related professional organizations that discuss industry threats, challenges and solutions to cybersecurity issues. Our Head of IT Infrastructure has completed the “Cybersecurity: Managing Risk in the Information Age” certificate program from Harvard University.
The Cybersecurity Committee regularly discusses cybersecurity risk management and best practices with the ERC and with the Audit and Risk Committees of our Board. The Audit and Risk Committees jointly oversee processes, practices and policies related to cybersecurity and receive joint and individual presentations from management and external experts on cyber-technology-related risks. Two members of our Board have completed the Carnegie Mellon/NACD Cyber-Risk Oversight Program and earned the CERT Certificate in Cybersecurity Oversight and one member of our Board has completed the NACD Master Class: Cyber-Risk Oversight Program.
To date, we have not detected any risks from cybersecurity threats that have materially affected us. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. We also may be held responsible for cybersecurity threats affecting our third party service providers, including servicers and sub-servicers. Therefore, while we believe there are currently no risks from any potential threat or cybersecurity incident that are reasonably likely to have a material effect on our business strategy, results of operations or financial condition, the likelihood or severity of such risks are difficult to predict. For further discussion, please see the risk factors titled “We are highly dependent on information systems and networks, many of which are operated by third parties, and any failure of these systems or networks could materially and adversely affect our business” and “Cyberattacks or other information security breaches could adversely affect our business, reputation and financial condition” in Part I, Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.
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
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. The determination that we qualify for this exemption from registration depends on various factual matters and circumstances. Accordingly, in conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) of the Investment Company Act within our risk management program. Compliance with Section 3(c)(5)(C) of the Investment Company Act is monitored by the FRDC under the oversight of the ERC.

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

Interest Bearing Liabilities
Refers to repurchase agreements, debt issued by securitization vehicles, U.S. Treasury securities sold, not yet purchased and credit facilities. Average interest bearing liabilities is based on daily balances.

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

Recourse Debt
Debt on which the economic borrower is obligated to repay the entire balance regardless of the value of the pledged collateral. By contrast, the economic borrower’s obligation to repay non-recourse debt is limited to the value of the pledged collateral. Recourse debt consists of repurchase agreements, other secured financing and U.S Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from this measure.

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
Item 2. Management’s Discussion and Analysis
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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended March 31, 2024. As of March 31, 2024, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K.

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at March 31, 2024 (Unaudited) and December 31, 2023 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2023); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three months ended March 31, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	May 2, 2024	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)

Dated:	May 2, 2024	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1