Form 10-Q
period 2024-06-30
ANNALY CAPITAL MANAGEMENT INC
filed 2024-07-29
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2024
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

The number of shares of the registrant’s Common Stock outstanding on July 23, 2024 was 501,018,415.

WEBSITE AND SOCIAL MEDIA DISCLOSURE
We use our website (www.annaly.com) and LinkedIn account (www.linkedin.com/company/annaly-capital-management) as channels of distribution of company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about Annaly when you enroll your email address by visiting the “Investors” section of our website, then clicking on “Investor Resources” and selecting “Email Alerts” to complete the email notification form. Our website, any alerts and social media channels are not incorporated into this quarterly report on Form 10-Q.

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at June 30, 2024 (Unaudited) and December 31, 2023 (Derived from the audited consolidated financial statements at December 31, 2023)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2024 and 2023	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023	3
Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	13
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	15
Note 10. Fair Value Measurements	21
Note 11. Intangible Assets	24
Note 12. Secured Financing	24
Note 13. Capital Stock	26
Note 14. Interest Income and Interest Expense	27
Note 15. Net Income (Loss) per Common Share	29
Note 16. Income Taxes	29
Note 17. Segments	30
Note 18. Risk Management	33
Note 19. Lease Commitments and Contingencies	34
Note 20. Subsequent Events	35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Special Note Regarding Forward-Looking Statements	36
Overview	38
Business Environment	38
Results of Operations	40
Financial Condition	52
Capital Management	56
Risk Management	57
Critical Accounting Estimates	67
Glossary of Terms	70
Item 3. Quantitative and Qualitative Disclosures about Market Risk	79
Item 4. Controls and Procedures	79
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	80
Item 1A. Risk Factors	80
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 5. Other Information	80
Item 6. Exhibits	80
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	June 30,	December 31,
	2024	2023 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,266,528 and $1,136,298, respectively) (2)	$1,587,108	$1,412,148
Securities (includes pledged assets of $62,801,367 and $65,400,248, respectively) (3)	67,044,753	69,613,565
Loans, net (includes pledged assets of $2,326,386 and $2,082,419, respectively) (4)	2,548,228	2,353,084
Mortgage servicing rights (includes pledged assets of $1,865,890 and $1,781,279, respectively)	2,785,614	2,122,196
Assets transferred or pledged to securitization vehicles	17,946,812	13,307,622
Derivative assets	187,868	162,557
Receivable for unsettled trades	320,659	2,710,224
Principal and interest receivable	917,130	1,222,705
Intangible assets, net	10,761	12,106
Other assets	319,644	311,029
Total assets	$93,668,577	$93,227,236
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$60,787,994	$62,201,543
Other secured financing	600,000	500,000
Debt issued by securitization vehicles	15,831,915	11,600,338
Participations issued	1,144,821	1,103,835
U.S. Treasury securities sold, not yet purchased	1,974,602	2,132,751
Derivative liabilities	100,829	302,295
Payable for unsettled trades	1,096,271	3,249,389
Interest payable	369,106	287,937
Dividends payable	325,662	325,052
Other liabilities	174,473	179,005
Total liabilities	82,405,673	81,882,145
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 501,018,415 and 500,080,287 issued and outstanding, respectively	5,010	5,001
Additional paid-in capital	23,694,663	23,672,391
Accumulated other comprehensive income (loss)	(1,156,927)	(1,335,400)
Accumulated deficit	(12,898,191)	(12,622,768)
Total stockholders’ equity	11,181,124	11,255,793
Noncontrolling interests	81,780	89,298
Total equity	11,262,904	11,345,091
Total liabilities and equity	$93,668,577	$93,227,236

(1)Derived from the audited consolidated financial statements at December 31, 2023.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.3 million and $2.0 million at June 30, 2024 and December 31, 2023, respectively.
(3)Excludes $1.8 billion and $1.5 billion at June 30, 2024 and December 31, 2023, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $3.9 million and $1.2 million of residential mortgage loans held for sale at June 30, 2024 and December 31, 2023, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Net interest income
Interest income	$1,177,325	$921,494	$2,271,813	$1,739,744
Interest expense	1,123,767	953,457	2,224,706	1,752,244
Net interest income	53,558	(31,963)	47,107	(12,500)
Net servicing income
Servicing and related income	120,515	83,790	235,599	168,063
Servicing and related expense	12,617	8,930	24,833	16,810
Net servicing income	107,898	74,860	210,766	151,253
Other income (loss)
Net gains (losses) on investments and other	(568,745)	(1,308,948)	(1,562,872)	(1,307,236)
Net gains (losses) on derivatives	430,487	1,475,325	1,807,631	574,573
Loan loss (provision) reversal	—	—	—	219
Other, net	24,791	9,105	48,158	24,603
Total other income (loss)	(113,467)	175,482	292,917	(707,841)
General and administrative expenses
Compensation expense	33,274	30,635	61,995	60,026
Other general and administrative expenses	11,617	12,280	21,466	23,717
Total general and administrative expenses	44,891	42,915	83,461	83,743
Income (loss) before income taxes	3,098	175,464	467,329	(652,831)
Income taxes	11,931	14,277	10,988	25,310
Net income (loss)	(8,833)	161,187	456,341	(678,141)
Net income (loss) attributable to noncontrolling interests	650	(5,846)	2,932	(918)
Net income (loss) attributable to Annaly	(9,483)	167,033	453,409	(677,223)
Dividends on preferred stock	37,158	35,766	74,219	67,641
Net income (loss) available (related) to common stockholders	$(46,641)	$131,267	$379,190	$(744,864)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.09)	$0.27	$0.76	$(1.51)
Diluted	$(0.09)	$0.27	$0.76	$(1.51)
Weighted average number of common shares outstanding
Basic	500,950,563	494,165,256	500,781,701	491,939,177
Diluted	500,950,563	494,358,982	501,415,515	491,939,177
Other comprehensive income (loss)
Net income (loss)	$(8,833)	$161,187	$456,341	$(678,141)
Unrealized gains (losses) on available-for-sale securities	(54,243)	(294,045)	(336,112)	381,329
Reclassification adjustment for net (gains) losses included in net income (loss)	179,234	462,128	514,585	945,036
Other comprehensive income (loss)	124,991	168,083	178,473	1,326,365
Comprehensive income (loss)	116,158	329,270	634,814	648,224
Comprehensive income (loss) attributable to noncontrolling interests	650	(5,846)	2,932	(918)
Comprehensive income (loss) attributable to Annaly	115,508	335,116	631,882	649,142
Dividends on preferred stock	37,158	35,766	74,219	67,641
Comprehensive income (loss) attributable to common stockholders	$78,350	$299,350	$557,663	$581,501

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

For The ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in thousands) (Unaudited)
	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$5,004	$4,939	$5,001	$4,683
Issuance	6	—	6	253
Stock-based award activity	—	—	3	3
End of period	$5,010	$4,939	$5,010	$4,939
Additional paid-in capital
Beginning of period	$23,673,687	$23,543,091	$23,672,391	$22,981,320
Issuance	10,941	(118)	10,893	562,338
Stock-based award activity	10,035	7,373	11,379	6,688
End of period	$23,694,663	$23,550,346	$23,694,663	$23,550,346
Accumulated other comprehensive income (loss)
Beginning of period	$(1,281,918)	$(2,550,614)	$(1,335,400)	$(3,708,896)
Unrealized gains (losses) on available-for-sale securities	(54,243)	(294,045)	(336,112)	381,329
Reclassification adjustment for net (gains) losses included in net income (loss)	179,234	462,128	514,585	945,036
End of period	$(1,156,927)	$(2,382,531)	$(1,156,927)	$(2,382,531)
Accumulated deficit
Beginning of period	$(12,523,809)	$(10,741,863)	$(12,622,768)	$(9,543,233)
Net income (loss) attributable to Annaly	(9,483)	167,033	453,409	(677,223)
Dividends declared on preferred stock (1)	(37,158)	(35,766)	(74,219)	(67,641)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(327,741)	(322,448)	(654,613)	(644,947)
End of period	$(12,898,191)	$(10,933,044)	$(12,898,191)	$(10,933,044)
Total stockholder’s equity	$11,181,124	$11,776,279	$11,181,124	$11,776,279
Noncontrolling interests
Beginning of period	$86,580	$116,911	$89,298	$98,983
Net income (loss) attributable to noncontrolling interests	650	(5,846)	2,932	(918)
Equity contributions from (distributions to) noncontrolling interests	(5,450)	1	(10,450)	13,001
End of period	$81,780	$111,066	$81,780	$111,066
Total equity	$11,262,904	$11,887,345	$11,262,904	$11,887,345

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$456,341	$(678,141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	40,216	105,438
Amortization of securitized debt premiums and discounts and deferred financing costs	5,238	6,435
Depreciation, amortization and other noncash expenses	16,134	12,032
Net (gains) losses on investments and derivatives	383,762	1,543,662
Income (loss) from unconsolidated joint ventures	(2,617)	(289)
Loan loss provision (reversal)	—	(219)
Payments on purchases of loans held for sale	(20,225)	—
Proceeds from sales and repayments of loans held for sale	17,368	747
Proceeds from U.S. Treasury securities	4,039,385	—
Payments on U.S. Treasury securities	(4,118,083)	—
Net receipts (payments) on derivatives	963,260	(332,685)
Net change in
Other assets	(7,208)	(12,979)
Interest receivable	305,552	(306,771)
Interest payable	81,169	(184,660)
Other liabilities	14,670	(34,903)
Net cash provided by (used in) operating activities	2,174,962	117,667
Cash flows from investing activities
Payments on purchases of securities	(16,710,894)	(18,067,651)
Proceeds from sales of securities	14,936,642	12,501,702
Principal payments on securities	3,050,093	3,012,034
Payments on purchases and origination of loans	(5,978,114)	(1,946,157)
Proceeds from sales of loans	92,637	—
Principal payments on loans	928,297	466,538
Payments on purchases of MSR	(636,658)	(213,346)
Proceeds from sales of MSR	1,068	—
Proceeds from reverse repurchase agreements	295,838,237	32,900,024
Payments on reverse repurchase agreements	(295,838,237)	(32,900,024)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	11,189	—
Net cash provided by (used in) investing activities	(4,305,740)	(4,246,880)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	2,731,104,468	2,519,472,348
Payments on repurchase agreements and other secured financing	(2,732,418,011)	(2,517,093,741)
Proceeds from issuances of securitized debt	5,158,091	2,355,559
Principal payments on securitized debt	(844,020)	(397,043)
Payments on purchases of securitized debt	—	(2,504)
Payment of deferred financing cost	(1,331)	—
Proceeds from participations issued	2,279,391	532,445
Payments on repurchases of participations issued	(2,214,696)	(825,613)
Principal payments on participations issued	(27,729)	(20,954)
Net contributions (distributions) from (to) noncontrolling interests	(10,450)	13,001
Net proceeds from stock offerings, direct purchases and dividend reinvestments	10,899	562,591
Settlement of stock-based awards in satisfaction of withholding tax requirements	(6,157)	(5,810)
Dividends paid	(724,717)	(800,908)
Net cash provided by (used in) financing activities	2,305,738	3,789,371
Net (decrease) increase in cash and cash equivalents	174,960	(339,842)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,412,148	1,576,714
Cash and cash equivalents including cash pledged as collateral, end of period	$1,587,108	$1,236,872
Supplemental disclosure of cash flow information
Interest received	$1,823,472	$1,550,061
Interest paid (excluding interest paid on interest rate swaps)	$1,805,416	$1,780,252
Net interest received (paid) on interest rate swaps	$1,087,460	$618,036
Taxes received (paid)	$(657)	$(654)
Noncash investing and financing activities
Receivable for unsettled trades	$320,659	$787,442
Payable for unsettled trades	$1,096,271	$4,331,315
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$178,473	$1,326,365
Dividends declared, not yet paid	$325,662	$321,031

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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash and securities deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.3 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively.
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
Interest Income - The Company recognizes interest income primarily on Residential Securities (as defined in the “Securities” Note), residential mortgage loans, commercial investments and reverse repurchase agreements. Interest accrued but not received is recognized as Interest receivable in the Consolidated Statements of Financial Condition. Interest income is presented as a separate line item in the Consolidated Statements of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at June 30, 2024 and December 31, 2023.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	June 30, 2024	December 31, 2023
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$9,669,178	$15,665,352
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	54,721,727	50,643,436
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	838,437	974,059
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,702,859	2,108,274
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	112,552	222,444
Total securities			67,044,753	69,613,565
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,548,228	2,353,084
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	17,946,812	13,307,622
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$60,787,994	$62,201,543
Other secured financing	Loans	Amortized cost	600,000	500,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	15,831,915	11,600,338
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	1,144,821	1,103,835
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	1,974,602	2,132,751
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

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and six months ended June 30, 2024 and 2023, ($274.9) million and ($948.9) million, and ($744.7) million and ($358.0) million, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected effective July 1, 2022, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
Impairment – Management evaluates available-for-sale securities where the fair value option has not been elected and held-to-maturity debt securities for impairment at least quarterly, and more frequently when economic or market conditions warrant such evaluation. When the fair value of an available-for-sale security is less than its amortized cost, the security is considered impaired. For securities that are impaired, the Company determines if it (1) has the intent to sell the security, (2) is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, or (3) does not expect to recover the entire amortized cost basis of the security. Further, the security is analyzed for credit loss (the difference between the present value of cash flows expected to be collected and the amortized cost basis). The credit loss, if any, will then be

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
recognized in the Consolidated Statements of Comprehensive Income (Loss) as a securities loss provision and reflected as an allowance for credit losses on securities in the Consolidated Statements of Financial Condition, while the balance of losses related to other factors will be recognized as a component of Other comprehensive income (loss). When the fair value of a held-to-maturity security is less than the cost, the Company performs an analysis to determine whether it expects to recover the entire cost basis of the security.
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
The following table represents a rollforward of the activity for the Company’s securities for the six months ended June 30, 2024:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2024	$66,308,788	$3,082,333	$222,444	$69,613,565
Purchases	14,195,878	353,033	—	14,548,911
Sales	(12,543,493)	(731,027)	(107,464)	(13,381,984)
Principal paydowns	(2,781,021)	(264,073)	(4,438)	(3,049,532)
(Amortization) / accretion	(39,917)	2,747	468	(36,702)
Fair value adjustment	(749,330)	98,283	1,542	(649,505)
Ending balance June 30, 2024	$64,390,905	$2,541,296	$112,552	$67,044,753

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$62,483,207	$1,273,211	$(1,194,156)	$62,562,262	$142,638	$(2,230,420)	$60,474,480
Adjustable-rate pass-through	173,655	14,982	(49)	188,588	2,118	(12,945)	177,761
CMO	90,987	1,539	—	92,526	—	(15,607)	76,919
Interest-only	2,281,909	408,515	—	408,515	8,991	(143,950)	273,556
Multifamily(1)	20,155,207	433,555	(9,197)	3,425,145	17,494	(81,456)	3,361,183
Reverse mortgages	25,823	2,902	—	28,725	—	(1,719)	27,006
Total agency securities	$85,210,788	$2,134,704	$(1,203,402)	$66,705,761	$171,241	$(2,486,097)	$64,390,905
Residential credit
Credit risk transfer	$780,293	$1,863	$(3,843)	$778,313	$60,272	$(148)	$838,437
Alt-A	165,585	37	(1,889)	163,733	2,934	(9,739)	156,928
Prime (2)	1,372,222	14,026	(10,409)	30,527	2,844	(559)	32,812
Subprime	295,067	13	(30,949)	264,131	6,963	(11,728)	259,366
NPL/RPL	1,114,675	8,087	(9,181)	1,113,581	3,247	(20,660)	1,096,168
Prime jumbo (>=2010 vintage) (3)	10,046,140	80,970	(30,794)	143,697	18,670	(4,782)	157,585
Total residential credit securities	$13,773,982	$104,996	$(87,065)	$2,493,982	$94,930	$(47,616)	$2,541,296
Total residential securities	$98,984,770	$2,239,700	$(1,290,467)	$69,199,743	$266,171	$(2,533,713)	$66,932,201
Commercial
Commercial securities	$112,288	$116	$(47)	$112,357	$199	$(4)	$112,552
Total securities	$99,097,058	$2,239,816	$(1,290,514)	$69,312,100	$266,370	$(2,533,717)	$67,044,753

	December 31, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,444,987	$1,448,886	$(1,318,948)	$63,574,925	$477,242	$(1,853,226)	$62,198,941
Adjustable-rate pass-through	188,996	15,834	(51)	204,779	1,663	(14,953)	191,489
CMO	94,448	1,612	—	96,060	—	(13,088)	82,972
Interest-only	2,010,697	416,955	—	416,955	4,729	(157,679)	264,005
Multifamily (1)	17,130,045	400,781	(9,752)	3,552,217	52,055	(59,744)	3,544,528
Reverse mortgages	26,183	3,193	—	29,376	—	(2,523)	26,853
Total agency investments	$82,895,356	$2,287,261	$(1,328,751)	$67,874,312	$535,689	$(2,101,213)	$66,308,788
Residential credit
Credit risk transfer	$924,729	$2,240	$(4,358)	$922,611	$51,984	$(536)	$974,059
Alt-A	164,384	9	(3,922)	160,471	2,135	(12,371)	150,235
Prime (2)	1,076,497	8,590	(21,163)	207,077	1,704	(28,134)	180,647
Subprime	272,955	—	(31,751)	241,204	5,622	(11,221)	235,605
NPL/RPL	1,237,531	8,336	(9,224)	1,236,643	4,578	(43,666)	1,197,555
Prime jumbo (>=2010 vintage) (3)	9,425,280	71,960	(49,859)	365,676	10,696	(32,140)	344,232
Total residential credit securities	$13,101,376	$91,135	$(120,277)	$3,133,682	$76,719	$(128,068)	$3,082,333
Total residential securities	$95,996,732	$2,378,396	$(1,449,028)	$71,007,994	$612,408	$(2,229,281)	$69,391,121
Commercial
Commercial securities	$224,597	$15	$(822)	$223,790	$19	$(1,365)	$222,444
Total securities	$96,221,329	$2,378,411	$(1,449,850)	$71,231,784	$612,427	$(2,230,646)	$69,613,565

(1) Principal/Notional amount includes $17.2 billion and $14.0 billion of Agency Multifamily interest-only securities as of June 30, 2024 and December 31, 2023, respectively.
(2) Principal/Notional amount includes $1.3 billion and $0.9 billion of Prime interest-only securities as of June 30, 2024 and December 31, 2023, respectively.
(3) Principal/Notional amount includes $10.0 billion and $9.1 billion of Prime Jumbo interest-only securities as of June 30, 2024 and December 31, 2023, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Investment Type	(dollars in thousands)
Fannie Mae	$59,746,320	$60,477,303
Freddie Mac	4,576,036	5,778,809
Ginnie Mae	68,549	52,676
Total	$64,390,905	$66,308,788

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at June 30, 2024 and December 31, 2023, according to their estimated weighted average life classifications:

	June 30, 2024		December 31, 2023
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$158,772	$160,077	$254,753	$257,170
Greater than one year through five years	1,758,528	1,783,897	5,159,969	5,213,575
Greater than five years through ten years	63,127,997	65,303,899	62,158,711	63,662,144
Greater than ten years	1,886,904	1,951,870	1,817,688	1,875,105
Total	$66,932,201	$69,199,743	$69,391,121	$71,007,994

The estimated weighted average lives of the Residential Securities at June 30, 2024 and December 31, 2023 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$31,026	$(986)	35	$35,453	$(418)	16
12 Months or more	9,501,393	(1,159,761)	1,441	15,455,118	(1,340,032)	1,747
Total	$9,532,419	$(1,160,747)	1,476	$15,490,571	$(1,340,450)	1,763

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
During the three and six months ended June 30, 2024, the Company disposed of $5.2 billion and $13.3 billion amortized cost basis of Residential Securities, respectively. During the three and six months ended June 30, 2023, the Company disposed of $8.4 billion and $13.6 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and six months ended June 30, 2024 and 2023, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
June 30, 2024	$7,302	$(382,254)	$(374,952)
June 30, 2023	$9,496	$(608,732)	$(599,236)
For the six months ended
June 30, 2024	$40,226	$(853,425)	$(813,199)
June 30, 2023	$13,765	$(1,134,849)	$(1,121,084)

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
Excluding loans transferred or pledged to securitization vehicles, as of June 30, 2024 and December 31, 2023, the Company reported $2.5 billion and $2.4 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $3.9 million and $1.2 million at June 30, 2024 and December 31, 2023, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the six months ended June 30, 2024:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2024	$2,353,084
Purchases / originations	5,987,132
Sales and transfers (1)	(5,729,881)
Principal payments	(64,526)
Gains / (losses)	10,431
(Amortization) / accretion	(8,012)
Ending balance June 30, 2024	$2,548,228

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $5.6 billion during the six months ended June 30, 2024.

Residential
The Company’s residential mortgage loans are primarily comprised of performing adjustable-rate and fixed-rate whole loans. The Company’s residential loans are accounted for under the fair value option with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). The Company also consolidates securitization trusts in which it retained securities because it also has certain powers and rights to direct the activities of such trusts. Refer to the “Variable Interest Entities” Note for further information related to the Company’s consolidated residential mortgage loan trusts.
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
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at June 30, 2024 and December 31, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$20,495,040	$15,660,706
Unpaid principal balance	$21,482,560	$16,611,204
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023 for these investments:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)
Interest income	$301,820	$162,202	$553,836	$309,432
Net gains (losses) on disposal of investments (1)	(1,228)	(1,495)	(3,344)	(2,272)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	(3,913)	(167,759)	(88,698)	92,680
Total included in net income (loss)	$296,679	$(7,052)	$461,794	$399,840

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at June 30, 2024 and December 31, 2023 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
June 30, 2024		December 31, 2023
Property location	% of Balance	Property location	% of Balance
California	38.0%	California	40.1%
Florida	10.8%	Florida	10.6%
New York	10.6%	New York	10.5%
Texas	5.6%	Texas	5.6%
All other (none individually greater than 5%)	35.0%	All other (none individually greater than 5%)	33.2%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$476	$1 - $4,396	$477
Interest rate	2.00% - 14.13%	6.12%	2.00% - 13.25%	5.63%
Maturity	7/1/2029 - 7/1/2064	8/14/2052	7/1/2029 - 12/1/2063	4/22/2052
FICO score at loan origination	549 - 850	757	549 - 850	758
Loan-to-value ratio at loan origination	3% - 100%	69%	3% - 100%	68%
At June 30, 2024 and December 31, 2023, approximately 15% and 11%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

7. MORTGAGE SERVICING RIGHTS

MSR represent the rights and obligations associated with servicing pools of residential mortgage loans. The Company and its subsidiaries do not originate or directly service residential mortgage loans. Rather, these activities are carried out by duly licensed subservicers who perform substantially all servicing functions for the loans underlying the MSR. The Company generally intends to hold the MSR as investments and elected to account for all of its investments in MSR at fair value. As such, they are recognized at fair value in the accompanying Consolidated Statements of Financial Condition with changes in the estimated fair value presented as a component of Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents activity related to MSR for the three and six months ended June 30, 2024 and 2023:

Mortgage Servicing Rights	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)
Fair value, beginning of period	$2,651,279	$1,790,980	$2,122,196	$1,748,209
Purchases (1)	120,896	177,521	636,627	214,151
Sales	(1,068)	—	(1,068)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	59,902	80,323	106,038	110,530
Other changes, including realization of expected cash flows	(45,395)	(29,928)	(78,179)	(53,994)
Fair value, end of period	$2,785,614	$2,018,896	$2,785,614	$2,018,896

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $1.9 billion at June 30, 2024. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed as of June 30, 2024 are included in the following table:

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2024-NQM1	January 2024	$413,581
OBX 2024-NQM2	January 2024	$495,980
OBX 2024-HYB1	February 2024	$412,084
OBX 2024-NQM3	February 2024	$439,904
OBX 2024-NQM4	March 2024	$592,448
OBX 2024-HYB2	March 2024	$397,787
OBX 2024-NQM5	April 2024	$574,553
OBX 2024-NQM6	April 2024	$441,421
OBX 2024-NQM7	May 2024	$551,759
OBX 2024-NQM8	May 2024	$723,086
OBX 2024-NQM9	June 2024	$532,126
As of June 30, 2024 and December 31, 2023, a total carrying value of $15.8 billion and $11.6 billion, respectively, of bonds were held by third parties and the Company retained $1.9 billion and $1.4 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $5.3 million and $2.7 million of costs during the three months ended June 30, 2024 and 2023, respectively, and $9.1 million and $4.0 million of costs during the six months ended June 30, 2024 and 2023, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $16.9 billion and $12.6 billion at June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $4.8 million and $130.5 million, respectively, and $90.8 million and ($81.4) million during the six months ended June 30, 2024 and 2023, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of June 30, 2024 and December 31, 2023, the Company had outstanding participating interests in residential mortgage loans of $1.1 billion and $1.1 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected to fair value the participations issued through earnings to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At June 30, 2024 and December 31,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
2023, ($3.3) billion and ($2.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

The following table summarizes fair value information about the Company’s derivative assets and liabilities at June 30, 2024 and December 31, 2023:

Derivatives Instruments	June 30, 2024	December 31, 2023
Assets	(dollars in thousands)
Interest rate swaps	$16,824	$26,344
Interest rate swaptions	148,040	105,883
TBA derivatives	14,641	20,689
Futures contracts	1,723	—
Purchase commitments	6,640	9,641
Total derivative assets	$187,868	$162,557
Liabilities
Interest rate swaps	$15,314	$83,051
TBA derivatives	2,193	39,070
Futures contracts	81,730	179,835
Purchase commitments	1,592	339
Total derivative liabilities	$100,829	$302,295

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s interest rate swaps at June 30, 2024 and December 31, 2023:

June 30, 2024
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$19,861,229	3.35%	5.33%	1.29
3 - 6 years	14,533,021	3.36%	5.30%	4.82
6 - 10 years	20,501,637	2.80%	5.28%	8.06
Greater than 10 years	1,559,384	3.47%	5.18%	23.75
Total / Weighted average	$56,455,271	3.13%	5.30%	5.28

December 31, 2023
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$21,397,358	3.17%	5.26%	1.23
3 - 6 years	12,461,799	3.09%	5.37%	4.75
6 - 10 years	22,949,150	2.85%	5.34%	8.02
Greater than 10 years	2,021,247	3.53%	5.27%	22.71
Total / Weighted average	$58,829,554	3.04%	5.31%	5.36

(1) As of June 30, 2024, 6% and 94% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively. As of December 31, 2023, 6% and 94% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively.
(2) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

The following tables summarize certain characteristics of the Company’s swaptions at June 30, 2024 and December 31, 2023:

June 30, 2024
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.19	2.15

December 31, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.69	8.21
Long receive	$500,000	1.65%	SOFR	10.30	3.53

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s TBA derivatives at June 30, 2024 and December 31, 2023:

June 30, 2024
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$2,395,000	$2,313,203	$2,324,113	$10,910
Sale contracts	(733,000)	(673,262)	(671,724)	1,538
Net TBA derivatives	$1,662,000	$1,639,941	$1,652,389	$12,448

December 31, 2023
Purchase and sale contracts for derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$988,000	$920,626	$915,790	$(4,836)
Sale contracts	(1,491,000)	(1,475,847)	(1,489,392)	(13,545)
Net TBA derivatives	$(503,000)	$(555,221)	$(573,602)	$(18,381)

The following tables summarize certain characteristics of the Company’s futures derivatives at June 30, 2024 and December 31, 2023:

June 30, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
2-year swap equivalent SOFR contracts	$2,790,000	$—	1.97
U.S. Treasury futures - 2 year	—	(1,306,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(6,025,500)	10.72
Total	$2,790,000	$(7,331,900)	7.18

December 31, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(5,001,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(1,733,600)	14.26
Total	$—	$(6,735,000)	5.13

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at June 30, 2024 and December 31, 2023, respectively.

June 30, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$16,824	$(9,263)	$—	$7,561
Interest rate swaptions, at fair value	148,040	(62,215)	(82,110)	3,715
TBA derivatives, at fair value	14,641	(4,285)	(6,595)	3,761
Futures contracts, at fair value	1,723	(1,723)	—	—
Purchase commitments	6,640	—	—	6,640
Liabilities
Interest rate swaps, at fair value	$15,314	$(13,899)	$—	$1,415
TBA derivatives, at fair value	2,193	(2,193)	—	—
Futures contracts, at fair value	81,730	(1,723)	(80,007)	—
Purchase commitments	1,592	—	—	1,592

December 31, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$26,344	$(21,505)	$—	$4,839
Interest rate swaptions, at fair value	105,883	(45,930)	(57,320)	2,633
TBA derivatives, at fair value	20,689	(13,282)	—	7,407
Purchase commitments	9,641	—	—	9,641
Liabilities
Interest rate swaps, at fair value	$83,051	$(72,844)	$—	$10,207
TBA derivatives, at fair value	39,070	(34,525)	—	4,545
Futures contracts, at fair value	179,835	—	(179,835)	—
Purchase commitments	339	—	—	339
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
June 30, 2024	$298,372	$18,721	$97,484
June 30, 2023	$425,293	$48,148	$841,702
For the six months ended
June 30, 2024	$628,521	$(2,516)	$998,386
June 30, 2023	$810,999	$(97,671)	$(114,570)
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended June 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$(16,252)	$15,931	$(321)
Net interest rate swaptions	(12,331)	23,857	11,526
Futures (1)	48,227	(45,882)	2,345
Purchase commitments	—	2,360	2,360
Total			$15,910

(1) For the three months ended June 30, 2024, includes ($1.2) million of unrealized loss and ($6.8) million of realized loss related to SOFR futures options.

Three Months Ended June 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Derivatives
(dollars in thousands)
Net TBA derivatives	$99,361	$(160,873)	$(61,512)
Net interest rate swaptions	—	53,413	53,413
Futures (1)	(242,013)	413,240	171,227
Purchase commitments	—	(3,444)	(3,444)
Credit derivatives	(17,970)	18,468	498
Total			$160,182

(1) For the three months ended June 30, 2023, includes ($18.8) million of unrealized loss related to SOFR futures options.

Six Months Ended June 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(24,868)	$30,829	$5,961
Net interest rate swaptions	(12,331)	54,488	42,157
Futures (1)	39,547	99,827	139,374
Purchase commitments	—	(4,252)	(4,252)
Total			$183,240

(1) For the six months ended June 30, 2024, includes ($6.8) million of realized loss related to SOFR futures options.

Six Months Ended June 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(54,488)	$54,487	$(1)
Net interest rate swaptions	2,323	7,415	9,738
Futures (1)	(123,681)	98,362	(25,319)
Purchase commitments	—	(2,581)	(2,581)
Credit derivatives	(19,282)	13,260	(6,022)
Total			$(24,185)

(1) For the six months ended June 30, 2023, includes ($18.8) million of unrealized loss related to SOFR futures options.

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
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net asset position at June 30, 2024.

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
If the inputs used to measure the financial instrument and MSR fall within different levels of the hierarchy, the categorization is based on the lowest priority input that is significant to the fair value measurement of the instrument. Financial assets and liabilities recorded at fair value in the Consolidated Statements of Financial Condition or disclosed in the related notes are categorized based on the inputs to the valuation techniques as follows:
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
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. There were no transfers between levels of the fair value hierarchy during the periods presented.

June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$64,390,905	$—	$64,390,905
Credit risk transfer securities	—	838,437	—	838,437
Non-Agency mortgage-backed securities	—	1,702,859	—	1,702,859
Commercial mortgage-backed securities	—	112,552	—	112,552
Loans
Residential mortgage loans	—	2,548,228	—	2,548,228
Mortgage servicing rights	—	—	2,785,614	2,785,614
Assets transferred or pledged to securitization vehicles	—	17,946,812	—	17,946,812
Derivative assets
Interest rate swaps	—	16,824	—	16,824
Other derivatives	1,723	169,321	—	171,044
Total assets	$1,723	$87,725,938	$2,785,614	$90,513,275
Liabilities
Debt issued by securitization vehicles	$—	$15,831,915	$—	$15,831,915
Participations issued	—	1,144,821	—	1,144,821
U.S. Treasury securities sold, not yet purchased	1,974,602	—	—	1,974,602
Derivative liabilities
Interest rate swaps	—	15,314	—	15,314
Other derivatives	81,730	3,785	—	85,515
Total liabilities	$2,056,332	$16,995,835	$—	$19,052,167

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,308,788	$—	$66,308,788
Credit risk transfer securities	—	974,059	—	974,059
Non-Agency mortgage-backed securities	—	2,108,274	—	2,108,274
Commercial mortgage-backed securities	—	222,444	—	222,444
Loans
Residential mortgage loans	—	2,353,084	—	2,353,084
Mortgage servicing rights	—	—	2,122,196	2,122,196
Assets transferred or pledged to securitization vehicles	—	13,307,622	—	13,307,622
Derivative assets
Interest rate swaps	—	26,344	—	26,344
Other derivatives	—	136,213	—	136,213
Total assets	$—	$85,436,828	$2,122,196	$87,559,024
Liabilities
Debt issued by securitization vehicles	$—	$11,600,338	$—	$11,600,338
Participations issued	—	1,103,835	—	1,103,835
U.S. Treasury securities sold, not yet purchased	2,132,751	—	—	2,132,751
Derivative liabilities
Interest rate swaps	—	83,051	—	83,051
Other derivatives	179,835	39,409	—	219,244
Total liabilities	$2,312,586	$12,826,633	$—	$15,139,219

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

Unobservable Input (1)	Range (Weighted Average) (2)
	June 30, 2024	December 31, 2023
Discount rate	5.3% - 12.4% (8.4%)	7.0% - 12.0% (8.6%)
Prepayment rate	4.7% - 17.3% (5.5%)	4.8% - 11.0% (5.6%)
Delinquency rate	0.2% - 3.8% (1.1%)	0.2% - 4.2% (1.3%)
Cost to service	$83 - $109 ($91)	$84 - $111 ($94)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$60,787,994	$60,787,994	$62,201,543	$62,201,543
Other secured financing	600,000	600,000	500,000	500,000

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
The following table presents the activity of finite lived intangible assets for the six months ended June 30, 2024.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2024	$12,106
Less: amortization expense	(1,345)
Ending balance June 30, 2024	$10,761

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
The Company had outstanding $60.8 billion and $62.2 billion of repurchase agreements with weighted average remaining maturities of 36 days and 44 days and weighted average rates of 5.59% and 5.70% at June 30, 2024 and December 31, 2023, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $2.9 billion with remaining capacity of $1.9 billion at June 30, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At June 30, 2024 and December 31, 2023, the repurchase agreements had the following remaining maturities and collateral types:

June 30, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$20,898,019	$47,794	$88,066	$—	$—	$21,033,879
2 to 29 days	14,107,044	315,802	644,301	—	100,617	15,167,764
30 to 59 days	17,110,329	—	711,446	—	—	17,821,775
60 to 89 days	3,329,272	273,174	542,254	—	—	4,144,700
90 to 119 days	460,761	—	66,755	330,994	—	858,510
Over 119 days (1)	2,750,361	—	320,691	701,685	—	3,772,737
Total	$58,655,786	$636,770	$2,373,513	$1,032,679	$100,617	$62,799,365

Amounts offset in accordance with netting arrangements.						$(2,011,371)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$60,787,994

December 31, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	33,492,952	555,568	840,400	—	191,276	35,080,196
30 to 59 days	18,090,265	—	528,341	—	—	18,618,606
60 to 89 days	6,479,206	139,952	579,611	—	—	7,198,769
90 to 119 days	—	—	39,714	207,592	—	247,306
Over 119 days (1)	2,511,003	—	169,697	644,259	—	3,324,959
Total	$60,573,426	$695,520	$2,157,763	$851,851	$191,276	$64,469,836

Amounts offset in accordance with netting arrangements.						$(2,268,293)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$62,201,543

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at June 30, 2024. No repurchase agreements had a remaining maturity over 1 year at December 31, 2023.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at June 30, 2024 and December 31, 2023. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	June 30, 2024		December 31, 2023
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,011,371	$62,799,365	$2,268,293	$64,469,836
Amounts offset	(2,011,371)	(2,011,371)	(2,268,293)	(2,268,293)
Netted amounts	$—	$60,787,994	$—	$62,201,543

The fair value of collateral received in connection with reverse repurchase agreements as of June 30, 2024 was $2.0 billion, of which the Company sold $2.0 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2023 was $2.3 billion, of which the Company sold $2.1 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of June 30, 2024, the Company had $1.3 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of June 30, 2024 totaled $600.0 million with maturities ranging between seven months to one year. The weighted average interest rate of the borrowings was 8.07% as of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
June 30, 2024. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2023.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $65.8 billion and $293.3 million, respectively, at June 30, 2024 and $68.2 billion and $279.5 million, respectively, at December 31, 2023.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at June 30, 2024 and December 31, 2023.

	Shares authorized		Shares issued and outstanding
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	Par Value
Common stock	1,468,250,000	1,468,250,000	501,018,415	500,080,287	$0.01
In December 2020, the Company announced that its Board of Directors (“Board”) authorized the repurchase of up to $1.5 billion of its outstanding common shares through December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, the Company announced that its Board authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2024 and 2023, no shares were repurchased under the Current Share Repurchase Program or Prior Share Repurchase Program.

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
During the three and six months ended June 30, 2024, under the at-the-market sales program, the Company issued 0.6 million shares for proceeds of $11.3 million, net of commissions and fees. During the six months ended June 30, 2023, under the at-the-market sales program, the Company issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at June 30, 2024 and December 31, 2023. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through June 30, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and six months ended June 30, 2024.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$327,741	$322,448	$654,613	$644,947
Distributions declared per common share	$0.65	$0.65	$1.30	$1.30
Distributions paid to common stockholders after period end	$325,662	$321,031	$325,662	$321,031
Distributions paid per common share after period end	$0.65	$0.65	$0.65	$0.65
Date of distributions paid to common stockholders after period end	July 31, 2024	July 28, 2023	July 31, 2024	July 28, 2023
Dividends declared to series F preferred stockholders	$19,002	$18,274	$38,087	$35,776
Dividends declared per share of series F preferred stock	$0.660	$0.635	$1.322	$1.242
Dividends declared to series G preferred stockholders	$10,689	$10,025	$21,198	$16,931
Dividends declared per share of series G preferred stock	$0.629	$0.590	$1.247	$0.996
Dividends declared to series I preferred stockholders	$7,467	$7,467	$14,934	$14,934
Dividends declared per share of series I preferred stock	$0.422	$0.422	$0.844	$0.844

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
(1) Changes in fair value are recognized in Other comprehensive income (loss) in the accompanying Consolidated Statements of Comprehensive Income (Loss) for securities purchased prior to July 1, 2022. Effective July 1, 2022, changes in fair value are recognized in Net gains (losses) on investments and other in the accompanying Consolidated Statements of Comprehensive Income (Loss) for newly purchased securities.
(2) Changes in fair value are recognized in Net gains (losses) on investments and other in the accompanying Consolidated Statements of Comprehensive Income (Loss).
(3) Effective yield is recalculated for differences between estimated and actual prepayments and the amortized cost is adjusted as if the new effective yield had been applied since inception.

The following table presents the components of the Company’s interest income and interest expense for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	(dollars in thousands)
Agency securities	$790,779	$686,912	$1,542,295	$1,290,014
Residential credit securities	50,895	56,477	106,891	110,222
Residential mortgage loans (1)	301,820	162,202	553,836	309,433
Commercial investment portfolio (1) (2)	2,441	8,310	5,995	18,197
Reverse repurchase agreements	31,390	7,593	62,796	11,878
Total interest income	$1,177,325	$921,494	$2,271,813	$1,739,744
Interest expense
Repurchase agreements	$881,926	$841,257	$1,779,524	$1,539,999
Debt issued by securitization vehicles	200,812	101,819	361,829	190,753
Participations issued	19,756	10,381	40,007	21,492
U.S. Treasury securities sold, not yet purchased	21,273	—	43,346	—
Total interest expense	1,123,767	953,457	2,224,706	1,752,244
Net interest income	$53,558	$(31,963)	$47,107	$(12,500)

(1) Includes assets transferred or pledged to securitization vehicles. (2) Includes commercial real estate debt and preferred equity.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands, except per share data)
Net income (loss)	$(8,833)	$161,187	$456,341	$(678,141)
Net income (loss) attributable to noncontrolling interests	650	(5,846)	2,932	(918)
Net income (loss) attributable to Annaly	(9,483)	167,033	453,409	(677,223)
Dividends on preferred stock	37,158	35,766	74,219	67,641
Net income (loss) available (related) to common stockholders	$(46,641)	$131,267	$379,190	$(744,864)
Weighted average shares of common stock outstanding-basic	500,950,563	494,165,256	500,781,701	491,939,177
Add: Effect of stock awards, if dilutive	—	193,726	633,814	—
Weighted average shares of common stock outstanding-diluted	500,950,563	494,358,982	501,415,515	491,939,177
Net income (loss) per share available (related) to common share
Basic	$(0.09)	$0.27	$0.76	$(1.51)
Diluted	$(0.09)	$0.27	$0.76	$(1.51)
The computations of diluted net income (loss) per share available (related) to common share for the three and six months ended June 30, 2024 excludes 2.7 million and 0, respectively, and for the three and six months ended June 30, 2023 excludes 1.3 million and 1.8 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended June 30, 2024, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at June 30, 2024 and December 31, 2023.
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
During the three and six months ended June 30, 2024, the Company recorded $11.9 million and $11.0 million, respectively, of income tax expense attributable to its TRSs. During the three and six months ended June 30, 2023, the Company recorded $14.3 million and $25.3 million, respectively, of income tax expense attributable to its TRSs. The Company’s federal, state and local tax returns from 2020 and forward remain open for examination.

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
The following tables present the reportable operating segments related to the Company’s results of operations for the three and six months ended June 30, 2024 and 2023:

Three Months Ended June 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$821,339	$353,545	$—	$2,441	$1,177,325
Interest expense	830,324	291,816	—	1,627	1,123,767
Net interest income	(8,985)	61,729	—	814	53,558
Servicing and related income	—	—	120,515	—	120,515
Servicing and related expense	—	—	12,617	—	12,617
Net servicing income	—	—	107,898	—	107,898
Other income (loss)	(184,910)	48,457	22,324	662	(113,467)
Less: Total general and administrative expenses	15,862	13,148	8,507	7,374	44,891
Income (loss) before income taxes	(209,757)	97,038	121,715	(5,898)	3,098
Income taxes	118	(24)	11,920	(83)	11,931
Net income (loss)	(209,875)	97,062	109,795	(5,815)	(8,833)
Less: Net income (loss) attributable to noncontrolling interest	—	650	—	—	650
Net income (loss) attributable to Annaly	(209,875)	96,412	109,795	(5,815)	(9,483)
Dividends on preferred stock	—	—	—	37,158	37,158
Net income (loss) available (related) to common stockholders	(209,875)	96,412	109,795	(42,973)	(46,641)
Unrealized gains (losses) on available-for-sale securities	(54,243)	—	—	—	(54,243)
Reclassification adjustment for net (gains) losses included in net income (loss)	179,234	—	—	—	179,234
Other comprehensive income (loss)	124,991	—	—	—	124,991
Comprehensive income (loss)	(84,884)	97,062	109,795	(5,815)	116,158
Comprehensive income (loss) attributable to noncontrolling interests	—	650	—	—	650
Comprehensive income (loss) attributable to Annaly	$(84,884)	$96,412	$109,795	$(5,815)	$115,508
Noncash investing and financing activities:
Receivable for unsettled trades	311,349	—	9,310	—	320,659
Payable for unsettled trades	1,041,278	—	54,993	—	1,096,271
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	124,991	—	—	—	124,991
Dividends declared, not yet paid	—	—	—	325,662	325,662
Total assets
Total assets	$66,660,065	$23,462,284	$3,326,780	$219,448	$93,668,577

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended June 30, 2023
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$694,505	$218,679	$—	$8,310	$921,494
Interest expense	778,480	169,239	—	5,738	953,457
Net interest income	(83,975)	49,440	—	2,572	(31,963)
Servicing and related income	—	—	83,790	—	83,790
Servicing and related expense	—	—	8,930	—	8,930
Net servicing income	—	—	74,860	—	74,860
Other income (loss)	58,225	66,637	54,950	(4,330)	175,482
Less: Total general and administrative expenses	15,685	11,884	7,183	8,163	42,915
Income (loss) before income taxes	(41,435)	104,193	122,627	(9,921)	175,464
Income taxes	705	673	13,089	(190)	14,277
Net income (loss)	(42,140)	103,520	109,538	(9,731)	161,187
Less: Net income (loss) attributable to noncontrolling interest	—	(5,846)	—	—	(5,846)
Net income (loss) attributable to Annaly	(42,140)	109,366	109,538	(9,731)	167,033
Dividends on preferred stock	—	—	—	35,766	35,766
Net income (loss) available (related) to common stockholders	(42,140)	109,366	109,538	(45,497)	131,267
Unrealized gains (losses) on available-for-sale securities	(294,045)	—	—	—	(294,045)
Reclassification adjustment for net (gains) losses included in net income (loss)	462,128	—	—	—	462,128
Other comprehensive income (loss)	168,083	—	—	—	168,083
Comprehensive income (loss)	125,943	103,520	109,538	(9,731)	329,270
Comprehensive income (loss) attributable to noncontrolling interests	—	(5,846)	—	—	(5,846)
Comprehensive income (loss) attributable to Annaly	$125,943	$109,366	$109,538	$(9,731)	$335,116
Noncash investing and financing activities:
Receivable for unsettled trades	780,458	4,857	1,994	133	787,442
Payable for unsettled trades	4,295,056	10	36,249	—	4,331,315
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	168,083	—	—	—	168,083
Dividends declared, not yet paid	—	—	—	321,031	321,031
Total assets
Total assets	$70,775,689	$15,822,726	$2,252,578	$479,484	$89,330,477

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Six Months Ended June 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,603,265	$662,553	$—	$5,995	$2,271,813
Interest expense	1,677,095	543,678	—	3,933	2,224,706
Net interest income	(73,830)	118,875	—	2,062	47,107
Servicing and related income	—	—	235,599	—	235,599
Servicing and related expense	—	—	24,833	—	24,833
Net servicing income	—	—	210,766	—	210,766
Other income (loss)	116,042	153,823	21,454	1,598	292,917
Less: Total general and administrative expenses	31,450	25,822	17,101	9,088	83,461
Income (loss) before income taxes	10,762	246,876	215,119	(5,428)	467,329
Income taxes	725	(1,703)	12,069	(103)	10,988
Net income (loss)	10,037	248,579	203,050	(5,325)	456,341
Less: Net income (loss) attributable to noncontrolling interest	—	2,932	—	—	2,932
Net income (loss) attributable to Annaly	10,037	245,647	203,050	(5,325)	453,409
Dividends on preferred stock	—	—	—	74,219	74,219
Net income (loss) available (related) to common stockholders	10,037	245,647	203,050	(79,544)	379,190
Unrealized gains (losses) on available-for-sale securities	(336,112)	—	—	—	(336,112)
Reclassification adjustment for net (gains) losses included in net income (loss)	514,585	—	—	—	514,585
Other comprehensive income (loss)	178,473	—	—	—	178,473
Comprehensive income (loss)	188,510	248,579	203,050	(5,325)	634,814
Comprehensive income (loss) attributable to noncontrolling interests	—	2,932	—	—	2,932
Comprehensive income (loss) attributable to Annaly	$188,510	$245,647	$203,050	$(5,325)	$631,882
Noncash investing and financing activities:
Receivable for unsettled trades	311,349	—	9,310	—	320,659
Payable for unsettled trades	1,041,278	—	54,993	—	1,096,271
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	178,473	—	—	—	178,473
Dividends declared, not yet paid	—	—	—	325,662	325,662
Total assets
Total assets	$66,660,065	$23,462,284	$3,326,780	$219,448	$93,668,577

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Six Months Ended June 30, 2023
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$1,301,892	$419,655	$—	$18,197	$1,739,744
Interest expense	1,430,164	310,740	—	11,340	1,752,244
Net interest income	(128,272)	108,915	—	6,857	(12,500)
Servicing and related income	—	—	168,063	—	168,063
Servicing and related expense	—	—	16,810	—	16,810
Net servicing income	—	—	151,253	—	151,253
Other income (loss)	(886,798)	104,413	83,184	(8,640)	(707,841)
Less: Total general and administrative expenses	29,825	24,562	14,553	14,803	83,743
Income (loss) before income taxes	(1,044,895)	188,766	219,884	(16,586)	(652,831)
Income taxes	486	8,049	16,848	(73)	25,310
Net income (loss)	(1,045,381)	180,717	203,036	(16,513)	(678,141)
Less: Net income (loss) attributable to noncontrolling interest	—	(918)	—	—	(918)
Net income (loss) attributable to Annaly	(1,045,381)	181,635	203,036	(16,513)	(677,223)
Dividends on preferred stock	—	—	—	67,641	67,641
Net income (loss) available (related) to common stockholders	(1,045,381)	181,635	203,036	(84,154)	(744,864)
Unrealized gains (losses) on available-for-sale securities	381,329	—	—	—	381,329
Reclassification adjustment for net (gains) losses included in net income (loss)	945,036	—	—	—	945,036
Other comprehensive income (loss)	1,326,365	—	—	—	1,326,365
Comprehensive income (loss)	280,984	180,717	203,036	(16,513)	648,224
Comprehensive income (loss) attributable to noncontrolling interests	—	(918)	—	—	(918)
Comprehensive income (loss) attributable to Annaly	$280,984	$181,635	$203,036	$(16,513)	$649,142
Noncash investing and financing activities:
Receivable for unsettled trades	780,458	4,857	1,994	133	787,442
Payable for unsettled trades	4,295,056	10	36,249	—	4,331,315
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	1,326,365	—	—	—	1,326,365
Dividends declared, not yet paid	—	—	—	321,031	321,031
Total assets
Total assets	$70,775,689	$15,822,726	$2,252,578	$479,484	$89,330,477

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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately one year and four years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and six months ended June 30, 2024 and 2023 was $0.8 million and $1.6 million, and $0.8 million and $1.6 million, respectively.
Supplemental information related to leases as of and for the six months ended June 30, 2024 was as follows:

Operating Leases	Classification	June 30, 2024
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$4,429
Liabilities
Operating lease liabilities (1)	Other liabilities	$5,568
Lease term and discount rate
Weighted average remaining lease term		1.6 years
Weighted average discount rate (1)		3.4%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$2,053
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2024 (remaining)	$2,054
2025	3,149
2026	261
2027	269
2028	22
Later years	—
Total lease payments	$5,755
Less imputed interest	187
Present value of lease liabilities	$5,568

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at June 30, 2024 and December 31, 2023.

20. SUBSEQUENT EVENTS

In July 2024, the Company completed and closed two securitizations of residential mortgage loans: OBX 2024-NQM10, with a face value of $482.5 million, and OBX 2024-NQM11, with a face value of $603.0 million. These securitizations represent financing transactions which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	38
Business Environment	38
Economic Environment	39
Results of Operations	40
Net Income (Loss) Summary	41
Non-GAAP Financial Measures	43
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	43
Premium Amortization Expense	45
Economic Leverage and Economic Capital Ratios	45
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	46
Experienced and Projected Long-term CPR	47
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	48
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	49
Other Income (Loss)	50
General and Administrative Expenses	51
Return on Average Equity	52
Unrealized Gains and Losses - Available-for-Sale Investments	52
Financial Condition	52
Residential Securities	53
Contractual Obligations	55
Commitments and Contractual Obligations with Unconsolidated Entities	56
Capital Management	56
Stockholders’ Equity	56
Capital Stock	56
Leverage and Capital	57
Risk Management	57
Risk Appetite	58
Governance	58
Description of Risks	59
Liquidity and Funding Risk Management	59
Funding	59
Excess Liquidity	61
Maturity Profile	62
Stress Testing	63
Liquidity Management Policies	63
Investment/Market Risk Management	64
Credit Risk Management	64
Counterparty Risk Management	65
Operational Risk Management	66
Compliance, Regulatory and Legal Risk Management	67
Critical Accounting Estimates	67
Valuation of Financial Instruments	67
Residential Securities	67
Residential Mortgage Loans	68
MSR	68
Interest Rate Swaps	68
Revenue Recognition	69
Consolidation of Variable Interest Entities	69
Use of Estimates	69
Glossary of Terms	70

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

Business Environment
The second quarter of 2024 saw modest changes in interest rates in the aggregate, but the quarterly change belies elevated interest rate volatility and Agency mortgage-backed security (“MBS”) spread widening during the quarter. Strong economic data led markets to reduce expectations for 2024 Federal Reserve (“Fed”) rate cuts in April, before concerns about higher yields faded given weaker labor market data and moderation in inflation readings in May and June. Volatility remained elevated, nonetheless, as unexpected election results, most notably from the surprise French parliamentary elections, weighed on markets. Of note, although markets will be influenced by the upcoming U.S. presidential election, the slowdown in the U.S. labor market, combined with more muted inflation prints, point to rising conviction that the Fed will begin to lower interest rates in the second half of the year. The prospects of easing monetary policy should boost demand for fixed income securities, creating a supportive backdrop for our businesses in general and improving demand for Agency MBS in particular.
Given the environment, Annaly’s portfolio delivered a 0.9% positive economic return in the quarter, once again demonstrating our ability to deliver strong returns with prudent economic leverage, which stood at 5.8x, while generating earnings available for distribution of $0.68 per share.
We tactically reduced our Agency MBS portfolio early in the quarter as we navigated higher rates and wider MBS spreads. Portfolio holdings ultimately ended the quarter $1.4 billion higher in market value, as we added back exposure in the second half of the quarter. Similar to earlier quarters, we favored higher coupon prepayment protected collateral with durable cash flows, which we believe offer the best risk-adjusted returns across a number of interest rate market environments. As a result of our trading activity, the average net coupon on the Agency portfolio increased by 30 basis points to 4.87 percent in the first two quarters. We continue to have a positive outlook on the sector, as Agency MBS spreads remain above long-term averages, offering attractive risk adjusted returns at conservative leverage levels. The sector has seen improvements in the supply-demand picture, as supply has so far been running below expectations, while demand has broadened relative to last year to include banks. Declines in interest rate volatility and a steepening in the yield curve should support the sector in coming months.
In our Residential Credit business, securities holdings declined modestly during the quarter as we sold third-party securities to take advantage of relatively tight credit spreads while increasing our exposure to Agency MBS. Residential credit spreads traded largely rangebound throughout the quarter, as the market remains supported by robust fundamentals. Housing market activity remains well below historical averages and home price gains have been robust nationally, but we are monitoring increased regional disparities and the strength of the consumer, particularly if the labor market softens further. We continued to focus our efforts on our Onslow Bay correspondent channel, which experienced record growth during the quarter as we locked $4.1 billion and settled $2.8 billion of expanded prime loans. In the first six months of 2024, our correspondent channel activity already exceeded activity for all of 2023, while our pipeline continues to exhibit strong credit characteristics.
Our MSR portfolio increased modestly quarter-over-quarter, driven by settlements of earlier purchases and an increase in valuations given the rise in mortgage rates during the quarter. The fundamental performance of the portfolio continues to outpace our earlier expectations as prepayment speeds remain muted, serious delinquencies remain low, and elevated escrow deposit float income help attract investors to the sector and boost valuations. Of note, the record supply of bulk offerings over the last few years appears to be normalizing as originators see improving gain on sale margins and have reduced operating costs. As bulk supply slows, focus has shifted on enhancing our flow and recapture capabilities to acquire newly originated MSR from our network of strategic partners.
Earnings available for distribution, economic leverage, and economic return are non-GAAP financial measures. Refer to "Non-GAAP Financial Measures" for additional information, including a reconciliation to its most directly comparable GAAP results.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic Environment
U.S. real economic growth improved in the second quarter relative to the first, as gross domestic product rose 2.8% on a seasonally adjusted annualized rate (“SAAR”). Despite the sound quarterly growth rate, consumer spending is moderating in 2024, rising 1.9% SAAR in the first six months of the year, somewhat less than the 3.1% SAAR expansion in the second half of 2023. Consumers appear to be increasingly cautious as elevated short-term interest rates, lower excess savings than immediately after the pandemic, low savings rates, a slowing labor market, and declining confidence appear to weigh on spending behavior. Investment activity appears to have been robust during the quarter outside of the residential sector, though forward-looking surveys do not appear to suggest this is a sustained increase in investment activity.
The supply and demand for labor has continued to move into better balance. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose 177,000 workers in the second quarter, well below the 276,000 workers added per month in the first quarter of 2024. The unemployment rate ended the quarter at 4.1%, the highest monthly reading since the fourth quarter of 2021 as more people entered the labor force, which expanded 114,000 individuals during the quarter, but ultimately were unable to find employment. At the same time, wage growth, as measured by the year-over-year change in Average Hourly Earnings, rose to 4.7% from 4.2% in the first quarter.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”), remain above the Fed’s 2% inflation target and progress on disinflationary measures appears to have resumed following the firmer readings in the first quarter. Total PCE prices over the 12 months ended in June rose to 2.5% compared to the 2.7% recorded by the same metric in March, while core PCE inflation, which excludes volatile food and energy prices, fell from 2.8% in March to 2.6% in June. Price pressures eased in several services, including transportation and recreation services, as airline fares and live event pricing pressures eased somewhat. The most positive inflation development, however, was a slowdown in the pace of shelter inflation predominantly in June, which suggests a further slowdown in the aggregate inflation could continue given the large importance of shelter inflation and the lagged, slow-moving methodology used to incorporate shelter inflation into the headline index.
The Fed conducts monetary policy with a dual mandate: full employment and price stability. The Federal Reserve Open Market Committee (“FOMC”) has kept the target range for the Federal Funds rate unchanged at the restrictive level of 5.25% - 5.50% since July 2023. The Fed Chair Jerome Powell has stated that the policy rate is at its peak in the Fed’s tightening cycle. The FOMC has committed to a data-dependent policy approach and recent economic data of softer inflation and labor market data have suggested that interest rate cuts could commence in the second half of 2024. Forecasts from the FOMC meeting in June show the median forecast of the FOMC expects just one 25 basis point interest rate cut this year, though interest rate markets expect slightly more than two such cuts. Meanwhile, regarding the FOMC’s balance sheet policy, the decline in their securities portfolio, which started in 2022, continued throughout the second quarter, though the FOMC has slowed the pace of decline in the Treasury portfolio from $60 billion per month to $25 billion per month to limit risks of financial market stress, particularly in front-end money markets.
Interest rate levels rose during the second quarter, however, the move was gradual and interest rate volatility moved lower relative to the second half of last year. The 10-year U.S. Treasury rate increased from 4.20% on March 31 to 4.40% on June 30, 2024. Higher rates and continued above-average interest rate volatility led the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, to widen modestly from 140 basis points to 147 basis points over the same period.

The following table presents interest rates and spreads at each date presented:

	June 30, 2024	December 31, 2023	June 30, 2023
30-Year mortgage current coupon	5.87%	5.25%	5.63%
Mortgage basis	147 bps	137 bps	179 bps
10-Year U.S. Treasury rate	4.40%	3.88%	3.84%
OIS SOFR Swaps
1-Month	5.33%	5.35%	5.14%
6-Month	5.26%	5.15%	5.37%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and six months ended June 30, 2024 and 2023.

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Interest income	$1,177,325	$921,494	$2,271,813	$1,739,744
Interest expense	1,123,767	953,457	2,224,706	1,752,244
Net interest income	53,558	(31,963)	47,107	(12,500)
Servicing and related income	120,515	83,790	235,599	168,063
Servicing and related expense	12,617	8,930	24,833	16,810
Net servicing income	107,898	74,860	210,766	151,253
Other income (loss)	(113,467)	175,482	292,917	(707,841)
Less: Total general and administrative expenses	44,891	42,915	83,461	83,743
Income (loss) before income taxes	3,098	175,464	467,329	(652,831)
Income taxes	11,931	14,277	10,988	25,310
Net income (loss)	(8,833)	161,187	456,341	(678,141)
Less: Net income (loss) attributable to noncontrolling interests	650	(5,846)	2,932	(918)
Net income (loss) attributable to Annaly	(9,483)	167,033	453,409	(677,223)
Less: Dividends on preferred stock	37,158	35,766	74,219	67,641
Net income (loss) available (related) to common stockholders	$(46,641)	$131,267	$379,190	$(744,864)
Net income (loss) per share available (related) to common stockholders
Basic	$(0.09)	$0.27	$0.76	$(1.51)
Diluted	$(0.09)	$0.27	$0.76	$(1.51)
Weighted average number of common shares outstanding
Basic	500,950,563	494,165,256	500,781,701	491,939,177
Diluted	500,950,563	494,358,982	501,415,515	491,939,177
Other information
Investment portfolio at period-end	$90,325,407	$85,694,096	$90,325,407	$85,694,096
Average total assets	$92,576,062	$88,081,247	$92,793,120	$86,004,402
Average equity	$11,379,509	$11,898,189	$11,368,036	$11,721,935
GAAP leverage at period-end (1)	7.1:1	6.1:1	7.1:1	6.1:1
GAAP capital ratio at period-end (2)	12.0%	13.3%	12.0%	13.3%
Annualized return (loss) on average total assets	(0.04%)	0.73%	0.98%	(1.58%)
Annualized return (loss) on average equity (3)	(0.31%)	5.42%	8.03%	(11.57%)
Net interest margin (4)	0.24%	(0.15%)	0.10%	(0.03%)
Average yield on interest earning assets (5)	5.17%	4.27%	5.03%	4.12%
Average GAAP cost of interest bearing liabilities (6)	5.43%	5.00%	5.41%	4.77%
Net interest spread	(0.26%)	(0.73%)	(0.38%)	(0.65%)
Weighted average experienced CPR for the period	7.4%	7.0%	6.7%	6.3%
Weighted average projected long-term CPR at period-end	8.5%	8.6%	8.5%	8.6%
Common stock book value per share	$19.25	$20.73	$19.25	$20.73
Non-GAAP metrics *
Interest income (excluding PAA)	$1,170,019	$909,571	$2,261,494	$1,728,312
Economic interest expense (6)	$806,470	$528,164	$1,577,260	$941,245
Economic net interest income (excluding PAA)	$363,549	$381,407	$684,234	$787,067
Premium amortization adjustment cost (benefit)	$(7,306)	$(11,923)	$(10,319)	$(11,432)
Earnings available for distribution (7)	$377,139	$389,475	$735,101	$816,605
Earnings available for distribution per average common share	$0.68	$0.72	$1.32	$1.52
Annualized EAD return on average equity (excluding PAA)	13.36%	13.22%	13.03%	14.06%
Economic leverage at period-end (1)	5.8:1	5.8:1	5.8:1	5.8:1
Economic capital ratio at period-end (2)	14.2%	14.3%	14.2%	14.3%
Net interest margin (excluding PAA) (4)	1.58%	1.66%	1.51%	1.71%
Average yield on interest earning assets (excluding PAA) (5)	5.14%	4.22%	5.00%	4.09%
Average economic cost of interest bearing liabilities (6)	3.90%	2.77%	3.84%	2.56%
Net interest spread (excluding PAA)	1.24%	1.45%	1.16%	1.53%

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
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is (0.08%), and 1.35% for the three months ended June 30, 2024 and 2023, respectively, and 4.01% and (5.79%) for the the six months ended June 30, 2024 and 2023, respectively.
(4) Net interest margin represents our interest income less interest expense divided by the average interest earning assets. Net interest margin does not include net interest component of interest rate swaps. Net interest margin (excluding PAA) represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less economic interest expense divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.
(5) Average yield on interest earning assets represents annualized interest income divided by average interest earning assets. Average interest earning assets reflects the average amortized cost of our investments during the period. Average yield on interest earning assets (excluding PAA) is calculated using annualized interest income (excluding PAA).
(6) Average GAAP cost of interest bearing liabilities represents annualized interest expense divided by average interest bearing liabilities. Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statement of Comprehensive Income (Loss) for all periods presented.
(7) Excludes dividends on preferred stock.

GAAP
Net income (loss) was ($8.8) million, which includes $0.7 million attributable to noncontrolling interests, or ($0.09) per average basic common share, for the three months ended June 30, 2024, compared to $161.2 million, which includes ($5.8) million attributable to noncontrolling interests, or $0.27 per average basic common share, for the same period in 2023. We attribute the majority of the change in net income (loss) to an unfavorable change in net gains (losses) on derivatives, partially offset by favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income. Net gains (losses) on derivatives was $430.5 million for the three months ended June 30, 2024 compared to $1.5 billion for the same period in 2023. Net gains (losses) on investments and other was ($568.7) million for the three months ended June 30, 2024 compared to ($1.3) billion for the same period in 2023. Net interest income for the three months ended June 30, 2024 was $53.6 million compared to ($32.0) million for the same period in 2023. Net servicing income for the three months ended June 30, 2024 was $107.9 million compared to $74.9 million for the same period in 2023. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Net income (loss) was $456.3 million, which includes $2.9 million attributable to noncontrolling interests, or $0.76 per average basic common share, for the six months ended June 30, 2024 compared to ($678.1) million, which includes ($0.9) million attributable to noncontrolling interests, or ($1.51) per average basic common share, for the same period in 2023. We attribute the majority of the change in net income (loss) to a favorable change in net gains (losses) on derivatives, net interest income and net servicing income, partially offset by an unfavorable change in net gains (losses) on investments and other. Net gains on derivatives for the six months ended June 30, 2024 was $1.8 billion compared to $574.6 million for the same period in 2023. Net interest income for the six months ended June 30, 2024 was $47.1 million compared to ($12.5) million for the same period in 2023. Net servicing income for the six months ended June 30, 2024 was $210.8 million compared to $151.3 million for the same period in 2023. Net gains (losses) on investments and other was ($1.6) billion for the six months ended June 30, 2024 compared to ($1.3) billion for the same period in 2023.
Non-GAAP
Earnings available for distribution were $377.1 million, or $0.68 per average common share, for the three months ended June 30, 2024 compared to $389.5 million, or $0.72 per average common share, for the same period in 2023. The change in earnings available for distribution during the three months ended June 30, 2024, compared to the same period in 2023, was primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities, and an unfavorable change in the net interest component of interest rate swaps. This change was partially offset by higher coupon income, resulting from purchasing assets higher up in the coupon stack, lower premium amortization expense, excluding PAA, and higher net servicing income.
Earnings available for distribution were $735.1 million, or $1.32 per average common share, for the six months ended June 30, 2024, compared to $816.6 million, or $1.52 per average common share, for the same period in 2023. The change in earnings available for distribution during the six months ended June 30, 2024, compared to the same period in 2023, was primarily due

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities, an unfavorable change in the net interest component of interest rate swaps, and a decline in TBA dollar roll income on reduced balances and specialness. This change was partially offset by higher coupon income, resulting from purchasing assets higher up in the coupon stack, lower premium amortization expense, excluding PAA, and higher net servicing income.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
GAAP net income (loss)	$(8,833)	$161,187	$456,341	$(678,141)
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	568,874	1,316,837	1,562,994	1,315,125
Net (gains) losses on derivatives (2)	(132,115)	(1,050,032)	(1,179,110)	236,426
Loan loss provision (reversal)	—	—	—	(219)
Other adjustments
Amortization of intangibles	673	758	1,346	1,516
Non-EAD (income) loss allocated to equity method investments (3)	(523)	541	(307)	297
Transaction expenses and non-recurring items (4)	5,329	2,650	9,066	4,008
Income tax effect of non-EAD income (loss) items	10,016	12,364	7,098	20,642
TBA dollar roll income and CMBX coupon income (5)	486	1,734	1,861	19,917
MSR amortization (6)	(56,100)	(41,297)	(106,721)	(84,720)
EAD attributable to noncontrolling interests	(3,362)	(3,344)	(7,148)	(6,814)
Premium amortization adjustment cost (benefit)	(7,306)	(11,923)	(10,319)	(11,432)
Earnings available for distribution *	377,139	389,475	735,101	816,605
Dividends on preferred stock	37,158	35,766	74,219	67,641
Earnings available for distribution attributable to common stockholders *	$339,981	$353,709	$660,882	$748,964
GAAP net income (loss) per average common share	$(0.09)	$0.27	$0.76	$(1.51)
Earnings available for distribution per average common share *	$0.68	$0.72	$1.32	$1.52
Annualized GAAP return (loss) on average equity (7)	(0.31%)	5.42%	8.03%	(11.57%)
Annualized EAD return on average equity *	13.36%	13.22%	13.03%	14.06%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $298.4 million and $425.3 million for the three months ended June 30, 2024 and 2023, respectively, and $628.5 million and $811.0 million for the six months ended June 30, 2024 and 2023, respectively.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents costs incurred in connection with securitizations of residential whole loans.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0 and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $0 and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
(6) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is (0.08%), and 1.35% for the three months ended June 30, 2024 and 2023, respectively, and 4.01% and (5.79%) for the the six months ended June 30, 2024 and 2023, respectively.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
TBA dollar roll transactions are accounted for under GAAP as a series of derivatives transactions. The fair value of TBA derivatives is based on methods similar to those used to value Agency MBS. We record TBA derivatives at fair value in our Consolidated Statements of Financial Condition and recognize periodic changes in fair value in Net gains (losses) on derivatives in our Consolidated Statements of Comprehensive Income (Loss), which includes both unrealized and realized gains and losses on derivatives.
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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
	(dollars in thousands)
Premium amortization expense	$10,437	$33,105	$37,169	$89,639
Less: PAA cost (benefit)	(7,306)	(11,923)	(10,319)	(11,432)
Premium amortization expense (excluding PAA)	$17,743	$45,028	$47,488	$101,071

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, and U.S Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	June 30, 2024	June 30, 2023
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$60,787,994	$61,637,600
Other secured financing	600,000	500,000
Debt issued by securitization vehicles	15,831,915	9,789,282
Participations issued	1,144,821	492,307
U.S. Treasury securities sold, not yet purchased	1,974,602	—
Total GAAP debt	$80,339,332	$72,419,189
Less Non-Recourse Debt:
Debt issued by securitization vehicles	$(15,831,915)	$(9,789,282)
Participations issued	(1,144,821)	(492,307)
Total recourse debt	$63,362,596	$62,137,600
Plus / (Less):
Cost basis of TBA and CMBX derivatives	1,639,941	3,625,443
Payable for unsettled trades	1,096,271	4,331,315
Receivable for unsettled trades	(320,659)	(787,442)
Economic debt *	$65,778,149	$69,306,916
Total equity	$11,262,904	$11,887,345
Economic leverage ratio *	5.8:1	5.8:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	June 30, 2024	June 30, 2023
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$93,668,577	$89,330,477
Less:
Gross unrealized gains on TBA derivatives (1)	(14,641)	(21,460)
Debt issued by securitization vehicles	(15,831,915)	(9,789,282)
Plus:
Implied market value of TBA derivatives	1,652,389	3,627,716
Total economic assets *	$79,474,410	$83,147,451
Total equity	$11,262,904	$11,887,345
Economic capital ratio (2) *	14.2%	14.3%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps (which includes net interest on variation margin related to interest rate swaps) and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss). We use interest rate swaps to manage our exposure to changing interest rates on repurchase agreements by economically hedging cash flows associated with these borrowings. Accordingly, adding the net interest component of interest rate swaps to interest expense, as computed in accordance with GAAP, reflects the total contractual interest expense and thus, provides investors with additional information about the cost of our financing strategy. We may use market agreed coupon (“MAC”) interest rate swaps in which we may receive or make a payment at the time of entering into such interest rate swap to compensate for the off-market nature of such interest rate swap. In accordance with GAAP, upfront payments associated with MAC interest rate swaps are not reflected in the net interest component of interest rate swaps, which is presented in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).
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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2024	$1,177,325	$(7,306)	$1,170,019
June 30, 2023	$921,494	$(11,923)	$909,571
For the six months ended
June 30, 2024	$2,271,813	$(10,319)	$2,261,494
June 30, 2023	$1,739,744	$(11,432)	$1,728,312
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2024	$1,123,767	$(317,297)	$806,470	$53,558	$(317,297)	$370,855	$(7,306)	$363,549
June 30, 2023	$953,457	$(425,293)	$528,164	$(31,963)	$(425,293)	$393,330	$(11,923)	$381,407
For the six months ended
June 30, 2024	$2,224,706	$(647,446)	$1,577,260	$47,107	$(647,446)	$694,553	$(10,319)	$684,234
June 30, 2023	$1,752,244	$(810,999)	$941,245	$(12,500)	$(810,999)	$798,499	$(11,432)	$787,067
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
June 30, 2024	7.4%	8.5%
June 30, 2023	7.0%	8.6%
For the six months ended
June 30, 2024	6.7%	8.5%
June 30, 2023	6.3%	8.6%
(1) For the three and six months ended June 30, 2024 and 2023, respectively. (2) At June 30, 2024 and 2023, respectively.

Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA) and Average Economic Cost of Interest Bearing Liabilities
Net interest spread (excluding PAA), which is the difference between the average yield on interest earning assets (excluding PAA) and the average economic cost of interest bearing liabilities, which represents annualized economic interest expense divided by average interest bearing liabilities, and net interest margin (excluding PAA), which is calculated as the sum of interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less economic interest expense divided by the sum of average interest earning assets plus average TBA contract and CMBX balances, provide management with additional measures of our profitability that management relies upon in monitoring the performance of the business.
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
June 30, 2024	$91,008,934	$1,170,019	5.14%	$81,901,233	$806,470	3.90%	363,549	1.24%
June 30, 2023	$86,254,955	$909,571	4.22%	$75,424,564	528,164	2.77%	381,407	1.45%
For the six months ended
June 30, 2024	$90,373,830	$2,261,494	5.00%	$81,291,672	$1,577,260	3.84%	684,234	1.16%
June 30, 2023	$84,449,977	$1,728,312	4.09%	$73,030,098	$941,245	2.56%	787,067	1.53%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Based on amortized cost.
(2) Average interest bearing liabilities reflects the average balances during the period. Average economic cost of interest bearing liabilities represents annualized economic interest expense divided by average interest bearing liabilities. Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statement of Comprehensive Income (Loss) for all periods presented.

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
June 30, 2024	$1,170,019	486	(806,470)	$364,035	$91,008,934	998,990	$92,007,924	1.58%
June 30, 2023	$909,571	1,734	(528,164)	$383,141	$86,254,955	6,303,202	$92,558,157	1.66%
For the six months ended
June 30, 2024	$2,261,494	1,861	(1,577,260)	$686,095	$90,373,830	574,290	$90,948,120	1.51%
June 30, 2023	$1,728,312	19,917	(941,245)	$806,984	$84,449,977	10,126,544	$94,576,521	1.71%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0 and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. CMBX coupon income totaled $0 and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
June 30, 2024	$81,901,233	$79,739,332	$806,470	3.90%	5.33%	5.29%	0.04%	(1.43%)	(1.39%)
June 30, 2023	$75,424,564	$71,919,189	$528,164	2.77%	5.04%	5.13%	(0.09%)	(2.27%)	(2.36%)
For the six months ended
June 30, 2024	$81,291,672	$79,739,332	$1,577,260	3.84%	5.33%	5.25%	0.08%	(1.49%)	(1.41%)
June 30, 2023	$73,030,098	$71,919,189	$941,245	2.56%	4.83%	5.03%	(0.20%)	(2.27%)	(2.47%)
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) Economic interest expense is comprised of GAAP interest expense, the net interest component of interest rate swaps, and, beginning with the quarter ended June 30, 2024, net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss). Prior period results have not been adjusted in accordance with this change as the impact is not material. Net interest on variation margin related to interest rate swaps was previously and is currently included in the Net interest component of interest rate swaps in the Company's Consolidated Statement of Comprehensive Income (Loss) for all periods presented.

Economic interest expense increased by $278.3 million for the three months ended June 30, 2024, compared to the same period in 2023, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, higher average interest bearing liabilities, and the reduction in the net interest component of interest rate swaps, which was $298.4 million for the three months ended June 30, 2024, compared to $425.3 million for the same period in 2023.
Economic interest expense increased by $636.0 million for the six months ended June 30, 2024 compared to the same period in 2023, primarily due to higher interest expense on repurchase agreements reflecting higher borrowing rates, higher average interest bearing liabilities and the reduction in the net interest component of interest rate swaps, which was $628.5 million for the six months ended June 30, 2024 compared to $811.0 million for the same period in 2023.
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
At June 30, 2024 and December 31, 2023, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Other Income (Loss)
For the Three Months Ended June 30, 2024 and 2023

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($336.0) million for the three months ended June 30, 2024, compared to ($610.4) million for the same period in 2023. For the three months ended June 30, 2024, we disposed of Residential Securities with a carrying value of $5.2 billion for an aggregate net gain (loss) of ($375.0) million. For the same period in 2023, we disposed of Residential Securities, with a carrying value of $8.4 billion for an aggregate net gain (loss) of ($599.2) million.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($232.8) million for the three months ended June 30, 2024, compared to ($698.6) million for the same period in 2023, primarily due to favorable changes in unrealized gains (losses) on Agency MBS of $498.0 million and securitized residential whole loans of consolidated VIEs of $172.6 million, partially offset by unfavorable changes in residential securitized debt of consolidated VIEs of ($125.7) million, U.S. Treasury securities sold, not yet purchased of ($44.9) million, and MSR of ($28.2) million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended June 30, 2024 was $414.6 million compared to $1.3 billion for the same period in 2023, primarily attributable to unfavorable changes in unrealized and realized gains (losses) on interest rate swaps and net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $97.5 million for the three months ended June 30, 2024, compared to $841.7 million for the same period in 2023. Realized gains (losses) on termination of interest rate swaps was $18.7 million for the three months ended June 30, 2024, compared to $48.1 million for the same period in 2023, which reflected our termination of fixed-rate payer and receiver interest rate swaps with notional amounts of $410.0 million and $3.0 billion, compared to notional amounts of $820.8 million of fixed-rate payer interest rate swaps for the same period in 2023. Net interest component on interest rate swaps was $298.4 million for the three months ended June 30, 2024, compared to $425.3 million for the same period in 2023.
Net gains (losses) on other derivatives was $15.9 million for the three months ended June 30, 2024, compared to $160.2 million for the same period in 2023. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was $2.3 million for the three months ended June 30, 2024, compared to $171.2 million for the same period in 2023, and net gains (losses) on interest rate swaptions, which was $11.5 million for the three months ended June 30, 2024, compared to $53.4 million for the same period in 2023, partially offset by a favorable change in net gains (losses) on TBA derivatives, which was ($0.3) million for the three months ended June 30, 2024, compared to ($61.5) million for the same period in 2023.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended June 30, 2024 was $24.8 million compared to $9.1 million for the same period in 2023, primarily attributable to an increase in interest on custodial balances and decrease in asset write-downs, partially offset by an increase in securitization related costs and MSR financing expenses.

For the Six Months Ended June 30, 2024 and 2023

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($881.9) million for the six months ended June 30, 2024 compared to ($1.1) billion for the same period in 2023. For the six months ended June 30, 2024, we disposed of Residential Securities with a carrying value of $13.3 billion for an aggregate net gain (loss) of ($813.2) million. For the same period in 2023, we disposed of Residential Securities with a carrying value of $13.6 billion for an aggregate net gain (loss) of ($1.1) billion.
Net unrealized gains (losses) on instruments measured at fair value through earnings was ($680.9) million for the six months ended June 30, 2024 compared to ($175.2) million for the same period in 2023, primarily due to unfavorable changes in unrealized gains (losses) on Agency MBS of ($600.9) million, securitized residential whole loans of consolidated VIEs of ($122.3) million, residential whole loans of ($59.1) million, and mortgage servicing rights of ($16.9) million, partially offset by

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
favorable changes on securitized debt of consolidated VIEs of $172.2 million, U.S. Treasury securities sold, not yet purchased of $88.4 million, and participations issued of $29.3 million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the six months ended June 30, 2024 was $1.6 billion compared to $598.8 million for the same period in 2023, attributable to favorable changes in unrealized gains (losses) on interest rate swaps and realized gains (losses) on termination of interest rate swaps, partially offset by the change in the net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was $998.4 million for the six months ended June 30, 2024 compared to ($114.6) million for the same period in 2023. Realized gains (losses) on termination of interest rate swaps was ($2.5) million for the six months ended June 30, 2024, compared to ($97.7) million for the same period in 2023, which reflected our termination of fixed-rate payer and receiver interest rate swaps with notional amounts of $2.7 billion and $3.3 billion, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $3.1 billion and $6.3 billion for the same period in 2023. Net interest component on interest rate swaps was $628.5 million for the six months ended June 30, 2024 compared to $811.0 million for the same period in 2023.
Net gains (losses) on other derivatives was $183.2 million for the six months ended June 30, 2024 compared to ($24.2) million for the same period in 2023. The change in net gains (losses) on other derivatives was primarily due to favorable changes in net gains (losses) on futures, which was $139.4 million for the six months ended June 30, 2024 compared to ($25.3) million for the same period in 2023, and net gains (losses) on interest rate swaptions, which was $42.2 million for the six months ended June 30, 2024 compared to $9.7 million for the same period in 2023.

Other, Net
Other, net for the six months ended June 30, 2024 was $48.2 million compared to $24.6 million for the same period in 2023, primarily attributable to an increase in interest on custodial balances and decrease in asset write-downs, partially offset by an increase in securitization related costs and MSR financing expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
June 30, 2024	$44,891	0.19%	1.58%
June 30, 2023	$42,915	0.19%	1.44%
For the six months ended
June 30, 2024	$83,461	0.18%	1.47%
June 30, 2023	$83,743	0.19%	1.43%

G&A expenses were $44.9 million for the three months ended June 30, 2024, an increase of $2.0 million compared to the same period in 2023. The change in the period was primarily due to an increase in compensation, partially offset by lower expenses related to technology and professional fees.
G&A expenses were $83.5 million for the six months ended June 30, 2024, a decrease of $0.3 million compared to the same period in 2023. The change in the period was primarily due to lower professional fees and expenses related to technology, equipment, and insurance, partially offset by an increase in compensation.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
June 30, 2024	12.37%	3.79%	(14.47%)	(1.58%)	(0.42%)	(0.31%)
June 30, 2023	13.22%	2.52%	(8.40%)	(1.44%)	(0.48%)	5.42%
For the six months ended
June 30, 2024	11.89%	3.71%	(5.91%)	(1.47%)	(0.19%)	8.03%
June 30, 2023	13.62%	2.58%	(25.91%)	(1.43%)	(0.43%)	(11.57%)
(1) Economic net interest income includes the net interest component of interest rate swaps and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss).
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

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Unrealized gain	$3,820	$5,051
Unrealized loss	(1,160,747)	(1,340,451)
Accumulated other comprehensive income (loss)	$(1,156,927)	$(1,335,400)

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
The fair value of these securities being less than amortized cost at June 30, 2024 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $93.7 billion and $93.2 billion at June 30, 2024 and December 31, 2023, respectively. The change was primarily due to increases in securitized residential whole loans of consolidated VIEs of $4.6 billion, mortgage servicing rights of $663.4 million, residential whole loans of $195.1 million, and cash and cash equivalents of $175.0 million, partially offset by decreases in securities of $2.6 billion, receivables for unsettled trades of $2.4 billion and principal and interest receivable of $305.6 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at June 30, 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Agency MBS	MSR	Residential Credit (1)	Commercial	Total
Assets	(dollars in thousands)
Fair value	$64,390,905	$2,785,614	$23,036,336	$112,552	$90,325,407
Implied market value of derivatives (2)	1,652,389	—	—	—	1,652,389
Debt
Repurchase agreements	56,692,738	—	3,994,635	100,621	60,787,994
Implied cost basis of derivatives (2)	1,639,941	—	—	—	1,639,941
Other secured financing	—	600,000	—	—	600,000
Debt issued by securitization vehicles	—	—	15,831,915	—	15,831,915
Participations issued	—	—	1,144,821	—	1,144,821
U.S. Treasury securities sold, not yet purchased	1,929,728	(2,566)	47,444	(4)	1,974,602
Net forward purchases	729,929	45,683	—	—	775,612
Other
Net other assets / liabilities	1,422,239	363,448	188,347	65,959	2,039,993
Net equity allocated	$6,473,197	$2,505,945	$2,205,868	$77,894	$11,262,904

Net equity allocated (%)	58%	22%	19%	1%	100%
Debt/net equity ratio (3)	9.1:1	0.2:1	9.5:1	1.3:1	7.1:1

(1) Fair value includes residential loans held for sale, and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at June 30, 2024 and December 31, 2023 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac, or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At June 30, 2024 and December 31, 2023, we had in our Consolidated Statements of Financial Condition a total of $1.3 billion and $1.4 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.2 billion and $2.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended June 30, 2024 and 2023 was 7.4% and 7.0%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of June 30, 2024 and 2023 was 8.5% and 8.6%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our Residential Securities that were carried at fair value at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	Estimated Fair Value
Agency
Fixed-rate pass-through	$60,474,480	$62,198,941
Adjustable-rate pass-through	177,761	191,489
CMO	76,919	82,972
Interest-only	273,556	264,005
Multifamily	3,361,183	3,544,528
Reverse mortgages	27,006	26,853
Total agency securities	$64,390,905	$66,308,788
Residential credit
Credit risk transfer	$838,437	$974,059
Alt-A	156,928	150,235
Prime	32,812	180,647
Subprime	259,366	235,605
NPL/RPL	1,096,168	1,197,555
Prime jumbo (>= 2010 vintage)	157,585	344,232
Total residential credit securities	$2,541,296	$3,082,333
Total Residential Securities	$66,932,201	$69,391,121

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Residential Securities (1)	(dollars in thousands)
Principal amount	$68,250,510	$70,078,626
Net premium	35,644	63,902
Amortized cost	68,286,154	70,142,528
Amortized cost / principal amount	100.05%	100.09%
Carrying value	66,166,223	68,701,769
Carrying value / principal amount	96.95%	98.04%
Weighted average coupon rate	4.94%	4.68%
Weighted average yield	4.91%	4.64%
Adjustable-rate Residential Securities (1)
Principal amount	$1,044,405	$1,206,700
Weighted average coupon rate	8.94%	8.79%
Weighted average yield	8.11%	8.09%
Weighted average term to next adjustment (2)	7 Months	8 Months
Weighted average lifetime cap (3)	9.33%	9.34%
Principal amount at period end as % of total residential securities	1.53%	1.72%
Fixed-rate Residential Securities (1)
Principal amount	$67,206,105	$68,871,926
Weighted average coupon rate	4.88%	4.61%
Weighted average yield	4.86%	4.58%
Principal amount at period end as % of total residential securities	98.47%	98.28%
Interest-only Residential Securities
Notional amount	$30,734,260	$25,918,105
Net premium	913,589	865,467
Amortized cost	913,589	865,467
Amortized cost / notional amount	2.97%	3.34%
Carrying value	765,978	689,352
Carrying value / notional amount	2.49%	2.66%
Weighted average coupon rate	0.48%	0.43%
Weighted average yield	NM	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following tables summarize certain characteristics of our Residential Credit portfolio at June 30, 2024.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$838,437	$—	$838,437	9.81%	1.69%	0.81%	4.92%
Alt-A	156,928	—	156,928	7.07%	9.34%	2.86%	12.34%
Prime	32,812	20,653	12,159	4.05%	0.74%	2.45%	2.96%
Subprime	259,366	65,321	194,045	7.38%	23.20%	11.02%	8.52%
Re-performing loan securitizations	708,262	403,469	304,793	5.81%	27.64%	15.99%	3.86%
Non-performing loan securitizations	387,906	341,407	46,499	5.84%	39.59%	60.06%	6.72%
Prime jumbo (>=2010 vintage)	157,585	87,771	69,814	5.30%	1.02%	0.45%	5.21%
Total/weighted average	$2,541,296	$918,621	$1,622,675	7.31%	18.30%	15.98%	5.72%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$838,437	$—	$838,437
Alt-A	1,242	155,686	—	—	156,928
Prime	—	18,573	—	14,239	32,812
Subprime	—	238,662	20,622	82	259,366
Re-performing loan securitizations	—	708,262	—	—	708,262
Non-performing loan securitizations	—	387,906	—	—	387,906
Prime jumbo (>=2010 vintage)	—	49,563	20,251	87,771	157,585
Total	$1,242	$1,558,652	$879,310	$102,092	$2,541,296

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at June 30, 2024. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At June 30, 2024, the interest rate swaps had a net fair value of $1.5 million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$60,461,281	$326,713	$—	$—	$60,787,994
Interest expense on repurchase agreements (1)	344,189	19,608	—	—	363,797
Other secured financing	225,000	375,000	—	—	600,000
Interest expense on other secured financing (1)	41,659	13,465	—	—	55,124
Debt issued by securitization vehicles (principal)	—	—	—	16,911,585	16,911,585
Interest expense on debt issued by securitization vehicles	855,537	1,711,074	1,711,074	26,306,021	30,583,706
Participations issued (principal)	—	—	—	1,115,487	1,115,487
Interest expense on participations issued	82,030	164,059	164,059	2,039,541	2,449,689
Long-term operating lease obligations	4,111	1,487	157	—	5,755
Total	$62,013,807	$2,611,406	$1,875,290	$46,372,634	$112,873,137

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at June 30, 2024.
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the six months ended June 30, 2024, we received $3.1 billion from principal repayments and $14.9 billion in cash from disposal of Securities. During the six months ended June 30, 2023, we received $3.0 billion from principal repayments and $12.5 billion in cash from disposal of Securities.

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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	5,010	5,001
Additional paid-in capital	23,694,663	23,672,391
Accumulated other comprehensive income (loss)	(1,156,927)	(1,335,400)
Accumulated deficit	(12,898,191)	(12,622,768)
Total stockholders’ equity	$11,181,124	$11,255,793

Capital Stock
Common Stock
In December 2020, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares, which expired on December 31, 2021 (the “Prior Share Repurchase Program”). In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Current Share Repurchase Program”). The Current Share Repurchase Program replaced the Prior Share Repurchase Program. During the three and six months ended June 30, 2024 and 2023, no shares were purchased under the Current Share Repurchase Program or Prior Share Repurchase Program.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
During the three and six months ended June 30, 2024, under the at-the-market sales program, we issued 0.6 million shares for proceeds of $11.3 million, net of commissions and fees. During the six months ended June 30, 2023, under the at-the-market sales program, we issued 25.3 million shares for proceeds of $562.7 million, net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and six months ended June 30, 2024.
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
Our GAAP leverage ratio at June 30, 2024 and December 31, 2023 was 7.1:1 and 6.8:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA and CMBX derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.8:1 and 5.7:1, at June 30, 2024 and December 31, 2023, respectively. Our GAAP capital ratio at June 30, 2024 and December 31, 2023 was 12.0% and 12.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.2% and 14.0% at June 30, 2024 and December 31, 2023, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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

Governance
Risk management begins with our Board, through the review and oversight of the risk management framework, and executive management, through the ongoing formulation of risk management practices and related execution in managing risk. The Board exercises its oversight of risk management primarily through the Risk Committee and Audit Committee with support from the other Board Committees. The Risk Committee is responsible for oversight of our risk governance structure, risk management (operational and market risk) and risk assessment guidelines and policies and our risk appetite. The Audit Committee is responsible for oversight of the quality and integrity of our accounting, internal controls and financial reporting practices, including independent auditor selection, evaluation and review, and oversight of the internal audit function. The Risk Committee and the Audit Committee jointly oversee practices and policies related to cybersecurity and receive regular reports from management throughout the year on cybersecurity and related risks. The Management Development and Compensation Committee is responsible for oversight of risk related to our compensation policies and practices and other human capital matters such as succession and culture. The Nominating/Corporate Governance Committee assists the Board in its oversight of our corporate governance framework and the annual self-evaluation of the Board, and the Corporate Responsibility Committee assists the Board in its oversight of any matters that may present reputational or environmental, social, and governance (“ESG”) risk to us. The full Board has overall responsibility for ESG oversight, and the Corporate Responsibility Committee meets jointly with other Committees from time to time in order to review areas of shared responsibility.
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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At June 30, 2024 and December 31, 2023, the weighted average days to maturity was 36 days and 44 days, respectively.

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
At June 30, 2024, we had total financial assets and cash pledged against existing liabilities of $65.3 billion. The weighted average haircut was approximately 4% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at June 30, 2024, compared to the same period in 2023, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended June 30, 2024.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
June 30, 2024	$63,043,218	$60,787,994	$2,322,479	$—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
June 30, 2022	51,606,720	51,364,097	117,903	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at June 30, 2024. The weighted average remaining maturity on our repurchase agreements and other secured financing was 40 days at June 30, 2024:

	June 30, 2024
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$19,022,508	5.58%	31.0%
2 to 29 days	15,167,764	5.53%	24.7%
30 to 59 days	17,821,775	5.51%	29.0%
60 to 89 days	4,144,700	5.67%	6.8%
90 to 119 days	858,510	6.22%	1.4%
Over 119 days (1)	4,372,737	6.26%	7.1%
Total	$61,387,994	5.61%	100.0%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at June 30, 2024:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$60,787,994	5.59%	5.53%	36
Other secured financing	600,000	8.08%	8.07%	409
Debt issued by securitization vehicles (2)	16,911,585	5.06%	5.05%	12,869
Participations issued (2)	1,115,487	7.35%	6.97%	10,900
Total indebtedness	$79,415,066

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at June 30, 2024:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,266,528	$320,580	$1,587,108
Investments, at carrying value (1)
Agency mortgage-backed securities	60,523,798	3,207,638	63,731,436
Credit risk transfer securities	835,000	3,437	838,437
Non-agency mortgage-backed securities	1,330,017	372,842	1,702,859
Commercial mortgage-backed securities	112,552	—	112,552
Residential mortgage loans (2)	20,010,979	484,061	20,495,040
MSR	1,865,890	919,724	2,785,614
Other assets (3)	—	56,990	56,990
Total financial assets	$85,944,764	$5,365,272	$91,310,036

(1) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(2) Includes assets transferred or pledged to securitization vehicles.
(3) Includes commercial real estate investments and interests in certain joint ventures.

We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at June 30, 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,587,108
Residential Securities (2)	66,272,651
Commercial mortgage-backed securities	112,552
Residential mortgage loans (3)	2,548,228
Total liquid assets	$70,520,539
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.15%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $65.3 billion of assets that have been pledged as collateral against existing liabilities at June 30, 2024. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $17.9 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $18.0 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at June 30, 2024 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,587,108	$—	$—	$—	$1,587,108
Agency mortgage-backed securities (principal)	—	23	63,066	65,711,370	65,774,459
Residential credit risk transfer securities (principal)	—	4,510	1,807	773,976	780,293
Non-agency mortgage-backed securities (principal)	59,276	95,966	656,435	884,081	1,695,758
Commercial mortgage-backed securities (principal)	—	47,933	64,355	—	112,288
Total securities	59,276	148,432	785,663	67,369,427	68,362,798
Residential mortgage loans (principal)	—	—	71	2,485,350	2,485,421
Total loans	—	—	71	2,485,350	2,485,421
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	18,997,139	18,997,139
Total financial assets - maturity	1,646,384	148,432	785,734	88,851,916	91,432,466
Effect of utilizing reset dates (1)	19,517,345	501,356	285,489	(20,304,190)	—
Total financial assets - interest rate sensitive	$21,163,729	$649,788	$1,071,223	$68,547,726	$91,432,466
Financial liabilities
Repurchase agreements	$56,156,747	$4,304,534	$326,713	$—	$60,787,994
Debt issued by securitization vehicles (principal)	—	—	—	16,911,585	16,911,585
Participations issued (principal)	—	—	—	1,115,487	1,115,487
U.S. Treasury securities sold, not yet purchased	1,974,602	—	—	—	1,974,602
Total financial liabilities - maturity	58,131,349	4,304,534	326,713	18,027,072	80,789,668
Effect of utilizing reset dates (1)(2)	(52,353,970)	5,741,092	11,294,114	35,318,764	—
Total financial liabilities - interest rate sensitive	$5,777,379	$10,045,626	$11,620,827	$53,345,836	$80,789,668

Maturity gap	$(56,484,965)	$(4,156,102)	$459,021	$70,824,844	$10,642,798

Cumulative maturity gap	$(56,484,965)	$(60,641,067)	$(60,182,046)	$10,642,798

Interest rate sensitivity gap	$15,386,350	$(9,395,838)	$(10,549,604)	$15,201,890	$10,642,798

Cumulative rate sensitivity gap	$15,386,350	$5,990,512	$(4,559,092)	$10,642,798

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at June 30, 2024. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.1%)	(0.9%)	5.7%
-50 Basis points	—%	—%	4.1%
-25 Basis points	—%	0.3%	2.0%
+25 Basis points	(0.1%)	(0.8%)	(2.7%)
+50 Basis points	(0.2%)	(2.0%)	(5.8%)
+75 Basis points	(0.4%)	(3.5%)	(9.2%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.3%	10.4%
-15 Basis points	0.8%	6.2%
-5 Basis points	0.3%	2.1%
+5 Basis points	(0.3%)	(2.0%)
+15 Basis points	(0.8%)	(6.1%)
+25 Basis points	(1.3%)	(10.1%)
(1) Interest rate and MBS spread sensitivity are based on results from third party models in conjunction with inputs from our internal investment professionals. Actual results could differ materially from these estimates.
(2) Scenarios include securities, residential mortgage loans, MSR and derivative instruments.
(3) NAV represents book value of equity.
(4) Scenarios include securities, residential mortgage loans, repurchase agreements, other secured financing and interest rate swaps. Economic net interest income includes the net interest component of interest rate swaps and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss).

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
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
Our portfolio composition, based on balance sheet values, at June 30, 2024 and December 31, 2023 was as follows:

	June 30, 2024	December 31, 2023
Category
Agency mortgage-backed securities	71.3%	75.9%
Credit risk transfer securities	0.9%	1.1%
Non-agency mortgage-backed securities	1.9%	2.4%
Residential mortgage loans (1)	22.7%	17.9%
Mortgage servicing rights	3.1%	2.4%
Commercial real estate	0.1%	0.3%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at June 30, 2024:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	21	$45,225,272	$4,736	$3,046,774
Europe	9	11,901,346	(3,226)	823,054
Asia (non-Japan)	1	405,932	—	11,779
Japan	4	3,855,444	—	398,346
Total	35	$61,387,994	$1,510	$4,279,953

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
We also have processes in place to oversee and identify material risks from cybersecurity threats associated with our use of third party service providers upon which we depend on to perform various business processes related to our operations, including mortgage loan servicers and sub-servicers. Our vendor management policy establishes procedures for engaging, onboarding and monitoring the performance of third party vendors. For mortgage loan servicers and sub-servicers, these procedures include assessing a vendor’s financial health as well as oversight of its compliance with applicable laws and regulations, cybersecurity and business continuity programs and security of personally identifiable information. We also have processes to evaluate and classify cybersecurity risk related to sensitive data held by key third party service providers on their systems.
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
To date, we have not detected any risks from cybersecurity threats that have materially affected us. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. We also may be held responsible for cybersecurity threats affecting our third party service providers, including servicers and sub-

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
servicers. Therefore, while we believe there are currently no risks from any potential threat or cybersecurity incident that are reasonably likely to have a material effect on our business strategy, results of operations or financial condition, the likelihood or severity of such risks are difficult to predict. For further discussion, please see the risk factors titled “We are highly dependent on information systems and networks, many of which are operated by third parties, and any failure of these systems or networks could materially and adversely affect our business” and “Cyberattacks or other information security breaches could adversely affect our business, reputation and financial condition” in Part I, Item 1A. “Risk Factors” of our most recent Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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
Sensitivity of Estimates to Change: Changes in underlying assumptions used in estimating fair value impact the carrying value of the residential securities as well as their yield. For example, an increase in CPR would decrease the carrying value and yield of our Agency mortgage-backed securities. Our valuations are most sensitive to changes in interest rate, which also impacts prepayment speeds. Refer to the Experienced and Projected Long-Term CPR, Financial Condition – Residential Securities and the interest rate sensitivity and interest rate and MBS spread shock analysis and discussions within this Item 2 for further information.

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

Economic Interest Expense
Non-GAAP financial measure that is comprised of GAAP interest expense, the net interest component of interest rate swaps and net interest on initial margin related to interest rate swaps, which is reported in Other, net in the Company’s Consolidated Statement of Comprehensive Income (Loss).

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

I

Initial Margin
Cash or securities provided by a party to collateralize its obligations under a transaction that is not based on changes in the value of such transaction since the trade was executed.

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

Net Interest Margin and Net Interest Margin (excluding PAA)
Net interest margin represents our interest income less interest expense divided by average interest earning assets. Net interest margin (excluding PAA) is a non-GAAP financial measure that represents the sum of our interest income (excluding PAA) plus TBA dollar roll income and CMBX coupon income less economic interest expense divided by the sum of average interest earning assets plus average outstanding TBA contract and CMBX balances.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended June 30, 2024. As of June 30, 2024, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, each as defined in Item 408 of Regulation S-K, except as set forth below:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Duration of 10b5-1 Trading Arrangements	Aggregate Number of Securities to be Purchased or Sold
David L. Finkelstein, Chief Executive Officer and Chief Investment Officer	May 16, 2024	The plan’s maximum duration is until December 5, 2025 and the first trades will not occur until August 16, 2024 at the earliest	Up to 300,000 shares of common stock in multiple transactions
Anthony Green, Chief Corporate Officer and Chief Legal Officer	May 16, 2024	The plan’s maximum duration is until March 7, 2025 and the first trades will not occur until August 16, 2024 at the earliest	Up to 50,000 shares of common stock in multiple transactions

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at June 30, 2024 (Unaudited) and December 31, 2023 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2023); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and six months ended June 30, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	July 29, 2024	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)

Dated:	July 29, 2024	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1