Form 10-Q
period 2024-09-30
ANNALY CAPITAL MANAGEMENT INC
filed 2024-10-31
CIK 1043219

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2024
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

The number of shares of the registrant’s Common Stock outstanding on October 25, 2024 was 560,548,148.

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

ANNALY CAPITAL MANAGEMENT, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	Page
Item 1. Financial Statements	1
Consolidated Statements of Financial Condition at September 30, 2024 (Unaudited) and December 31, 2023 (Derived from the audited consolidated financial statements at December 31, 2023)	1
Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2024 and 2023	2
Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023	3
Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023	4
Notes to Consolidated Financial Statements (Unaudited)	5
Note 1. Description of Business	5
Note 2. Basis of Presentation	5
Note 3. Significant Accounting Policies	5
Note 4. Financial Instruments	8
Note 5. Securities	8
Note 6. Loans	12
Note 7. Mortgage Servicing Rights	13
Note 8. Variable Interest Entities	14
Note 9. Derivative Instruments	15
Note 10. Fair Value Measurements	21
Note 11. Intangible Assets	24
Note 12. Secured Financing	24
Note 13. Capital Stock	26
Note 14. Interest Income and Interest Expense	28
Note 15. Net Income (Loss) per Common Share	29
Note 16. Income Taxes	29
Note 17. Segments	30
Note 18. Risk Management	33
Note 19. Lease Commitments and Contingencies	34
Note 20. Subsequent Events	35
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Special Note Regarding Forward-Looking Statements	36
Overview	38
Business Environment	38
Results of Operations	40
Financial Condition	52
Capital Management	56
Risk Management	58
Critical Accounting Estimates	67
Glossary of Terms	70
Item 3. Quantitative and Qualitative Disclosures about Market Risk	79
Item 4. Controls and Procedures	79
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	80
Item 1A. Risk Factors	80
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 5. Other Information	80
Item 6. Exhibits	80
SIGNATURES	II-1

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (dollars in thousands, except per share data)
	September 30,	December 31,
	2024	2023 (1)
	(Unaudited)
Assets
Cash and cash equivalents (includes pledged assets of $1,235,942 and $1,136,298, respectively) (2)	$1,560,159	$1,412,148
Securities (includes pledged assets of $65,983,918 and $65,400,248, respectively) (3)	71,700,177	69,613,565
Loans, net (includes pledged assets of $1,957,860 and $2,082,419, respectively) (4)	2,305,613	2,353,084
Mortgage servicing rights (includes pledged assets of $1,842,510 and $1,781,279, respectively)	2,693,057	2,122,196
Assets transferred or pledged to securitization vehicles	21,044,007	13,307,622
Derivative assets	59,071	162,557
Receivable for unsettled trades	766,341	2,710,224
Principal and interest receivable	1,060,991	1,222,705
Intangible assets, net	10,088	12,106
Other assets	316,491	311,029
Total assets	$101,515,995	$93,227,236
Liabilities and stockholders’ equity
Liabilities
Repurchase agreements	$64,310,276	$62,201,543
Other secured financing	600,000	500,000
Debt issued by securitization vehicles	18,709,118	11,600,338
Participations issued	467,006	1,103,835
U.S. Treasury securities sold, not yet purchased	2,043,519	2,132,751
Derivative liabilities	102,628	302,295
Payable for unsettled trades	1,885,286	3,249,389
Interest payable	276,397	287,937
Dividends payable	362,731	325,052
Other liabilities	219,085	179,005
Total liabilities	88,976,046	81,882,145
Stockholders’ equity
Preferred stock, par value $0.01 per share, 63,500,000 authorized, issued and outstanding	1,536,569	1,536,569
Common stock, par value $0.01 per share, 1,468,250,000 authorized, 558,047,743 and 500,080,287 issued and outstanding, respectively	5,580	5,001
Additional paid-in capital	24,851,604	23,672,391
Accumulated other comprehensive income (loss)	(712,203)	(1,335,400)
Accumulated deficit	(13,238,288)	(12,622,768)
Total stockholders’ equity	12,443,262	11,255,793
Noncontrolling interests	96,687	89,298
Total equity	12,539,949	11,345,091
Total liabilities and equity	$101,515,995	$93,227,236

(1)Derived from the audited consolidated financial statements at December 31, 2023.
(2)Includes cash of consolidated Variable Interest Entities (“VIEs”) of $2.4 million and $2.0 million at September 30, 2024 and December 31, 2023, respectively.
(3)Excludes $2.0 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively, of non-Agency mortgage-backed securities in consolidated VIEs pledged as collateral and eliminated from the Company’s Consolidated Statements of Financial Condition.

(4)Includes $0.8 million and $1.2 million of residential mortgage loans held for sale at September 30, 2024 and December 31, 2023, respectively.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Net interest income
Interest income	$1,229,341	$1,001,485	$3,501,154	$2,741,229
Interest expense	1,215,940	1,046,819	3,440,646	2,799,063
Net interest income	13,401	(45,334)	60,508	(57,834)
Net servicing income
Servicing and related income	122,583	97,620	358,182	265,683
Servicing and related expense	12,988	9,623	37,821	26,433
Net servicing income	109,595	87,997	320,361	239,250
Other income (loss)
Net gains (losses) on investments and other	1,723,713	(2,713,126)	160,841	(4,020,362)
Net gains (losses) on derivatives	(1,754,010)	2,127,430	53,621	2,702,003
Loan loss (provision) reversal	—	—	—	219
Other, net	27,438	26,250	75,596	50,853
Total other income (loss)	(2,859)	(559,446)	290,058	(1,267,287)
General and administrative expenses
Compensation expense	34,453	30,064	96,448	90,090
Other general and administrative expenses	9,468	9,845	30,934	33,562
Total general and administrative expenses	43,921	39,909	127,382	123,652
Income (loss) before income taxes	76,216	(556,692)	543,545	(1,209,523)
Income taxes	(6,135)	12,392	4,853	37,702
Net income (loss)	82,351	(569,084)	538,692	(1,247,225)
Net income (loss) attributable to noncontrolling interests	15,906	(6,879)	18,838	(7,797)
Net income (loss) attributable to Annaly	66,445	(562,205)	519,854	(1,239,428)
Dividends on preferred stock	41,628	36,854	115,847	104,495
Net income (loss) available (related) to common stockholders	$24,817	$(599,059)	$404,007	$(1,343,923)
Net income (loss) per share available (related) to common stockholders
Basic	$0.05	$(1.21)	$0.80	$(2.73)
Diluted	$0.05	$(1.21)	$0.80	$(2.73)
Weighted average number of common shares outstanding
Basic	515,729,658	494,330,361	505,800,723	492,744,997
Diluted	516,832,152	494,330,361	506,618,143	492,744,997
Other comprehensive income (loss)
Net income (loss)	$82,351	$(569,084)	$538,692	$(1,247,225)
Unrealized gains (losses) on available-for-sale securities	428,955	(825,286)	92,843	(443,957)
Reclassification adjustment for net (gains) losses included in net income (loss)	15,769	513,041	530,354	1,458,077
Other comprehensive income (loss)	444,724	(312,245)	623,197	1,014,120
Comprehensive income (loss)	527,075	(881,329)	1,161,889	(233,105)
Comprehensive income (loss) attributable to noncontrolling interests	15,906	(6,879)	18,838	(7,797)
Comprehensive income (loss) attributable to Annaly	511,169	(874,450)	1,143,051	(225,308)
Dividends on preferred stock	41,628	36,854	115,847	104,495
Comprehensive income (loss) attributable to common stockholders	$469,541	$(911,304)	$1,027,204	$(329,803)

See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in thousands, except per share data) (Unaudited)
	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Preferred stock
Beginning of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
End of period	$1,536,569	$1,536,569	$1,536,569	$1,536,569
Common stock
Beginning of period	$5,010	$4,939	$5,001	$4,683
Issuance	570	9	576	262
Stock-based award activity	—	—	3	3
End of period	$5,580	$4,948	$5,580	$4,948
Additional paid-in capital
Beginning of period	$23,694,663	$23,550,346	$23,672,391	$22,981,320
Issuance	1,148,881	17,500	1,159,774	579,838
Stock-based award activity	8,060	5,150	19,439	11,838
End of period	$24,851,604	$23,572,996	$24,851,604	$23,572,996
Accumulated other comprehensive income (loss)
Beginning of period	$(1,156,927)	$(2,382,531)	$(1,335,400)	$(3,708,896)
Unrealized gains (losses) on available-for-sale securities	428,955	(825,286)	92,843	(443,957)
Reclassification adjustment for net (gains) losses included in net income (loss)	15,769	513,041	530,354	1,458,077
End of period	$(712,203)	$(2,694,776)	$(712,203)	$(2,694,776)
Accumulated deficit
Beginning of period	$(12,898,191)	$(10,933,044)	$(12,622,768)	$(9,543,233)
Net income (loss) attributable to Annaly	66,445	(562,205)	519,854	(1,239,428)
Dividends declared on preferred stock (1)	(41,628)	(36,854)	(115,847)	(104,495)
Dividends and dividend equivalents declared on common stock and stock-based awards (1)	(364,914)	(323,164)	(1,019,527)	(968,111)
End of period	$(13,238,288)	$(11,855,267)	$(13,238,288)	$(11,855,267)
Total stockholder’s equity	$12,443,262	$10,564,470	$12,443,262	$10,564,470
Noncontrolling interests
Beginning of period	$81,780	$111,066	$89,298	$98,983
Net income (loss) attributable to noncontrolling interests	15,906	(6,879)	18,838	(7,797)
Equity contributions from (distributions to) noncontrolling interests	(999)	8,400	(11,449)	21,401
End of period	$96,687	$112,587	$96,687	$112,587
Total equity	$12,539,949	$10,677,057	$12,539,949	$10,677,057

(1) Refer to the “Capital Stock” Note for dividends per share for each class of shares.
See notes to consolidated financial statements.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands) (Unaudited)
	For The Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$538,692	$(1,247,225)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization of premiums and discounts of investments, net	95,697	132,558
Amortization of securitized debt premiums and discounts and deferred financing costs	7,127	10,724
Depreciation, amortization and other noncash expenses	23,180	19,348
Net (gains) losses on investments and derivatives	731,542	2,524,035
Income (loss) from unconsolidated joint ventures	(3,119)	(1,508)
Loan loss provision (reversal)	—	(219)
Payments on purchases of loans held for sale	(37,978)	—
Proceeds from sales and repayments of loans held for sale	38,063	1,336
Proceeds from U.S. Treasury securities	6,083,273	—
Payments on U.S. Treasury securities	(6,181,017)	—
Net receipts (payments) on derivatives	(967,289)	1,230,848
Net change in
Other assets	(8,787)	(116,687)
Interest receivable	176,430	(521,322)
Interest payable	(11,540)	(127,196)
Other liabilities	17,910	83,989
Net cash provided by (used in) operating activities	502,184	1,988,681
Cash flows from investing activities
Payments on purchases of securities	(22,984,768)	(29,960,271)
Proceeds from sales of securities	17,254,884	18,705,788
Principal payments on securities	4,875,202	4,706,936
Payments on purchases and origination of loans	(9,304,025)	(3,446,835)
Proceeds from sales of loans	414,706	—
Principal payments on loans	1,625,155	773,928
Payments on purchases of MSR	(701,418)	(398,664)
Proceeds from sales of MSR	66,269	—
Proceeds from reverse repurchase agreements	442,510,370	46,800,024
Payments on reverse repurchase agreements	(442,510,370)	(46,800,024)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,264	—
Net cash provided by (used in) investing activities	(8,734,731)	(9,619,118)
Cash flows from financing activities
Proceeds from repurchase agreements and other secured financing	4,316,726,746	3,993,811,505
Payments on repurchase agreements and other secured financing	(4,314,490,574)	(3,988,383,706)
Proceeds from issuances of securitized debt	8,236,251	3,116,654
Principal payments on securitized debt	(1,478,171)	(673,729)
Payments on purchases of securitized debt	—	(2,504)
Payment of deferred financing cost	(2,783)	(214)
Proceeds from participations issued	2,984,799	1,182,639
Payments on repurchases of participations issued	(3,605,523)	(1,160,902)
Principal payments on participations issued	(40,805)	(30,866)
Net contributions (distributions) from (to) noncontrolling interests	(11,449)	21,401
Net proceeds from stock offerings, direct purchases and dividend reinvestments	1,160,350	580,100
Settlement of stock-based awards in satisfaction of withholding tax requirements	(6,157)	(6,661)
Dividends paid	(1,092,126)	(1,158,872)
Net cash provided by (used in) financing activities	8,380,558	7,294,845
Net (decrease) increase in cash and cash equivalents	148,011	(335,592)
Cash and cash equivalents including cash pledged as collateral, beginning of period	1,412,148	1,576,714
Cash and cash equivalents including cash pledged as collateral, end of period	$1,560,159	$1,241,122
Supplemental disclosure of cash flow information
Interest received	$2,787,729	$2,400,942
Interest paid (excluding interest paid on interest rate swaps)	$2,907,352	$2,673,922
Net interest received (paid) on interest rate swaps	$1,353,022	$891,649
Taxes received (paid)	$(1,127)	$1,290
Noncash investing and financing activities
Receivable for unsettled trades	$766,341	$1,047,566
Payable for unsettled trades	$1,885,286	$2,214,319
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	$623,197	$1,014,120
Dividends declared, not yet paid	$362,731	$321,629

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
Item 1. Financial Statements
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash held in money market funds on an overnight basis and cash pledged as collateral with counterparties. Cash deposited with clearing organizations is carried at cost, which approximates fair value. Cash deposited with clearing organizations and collateral held in the form of cash on margin with counterparties to the Company’s interest rate swaps and other derivatives totaled $1.2 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

4. FINANCIAL INSTRUMENTS

The following table presents characteristics for certain of the Company’s financial instruments at September 30, 2024 and December 31, 2023.

Financial Instruments (1)
Balance Sheet Line Item	Type / Form	Measurement Basis	September 30, 2024	December 31, 2023
	Assets	(dollars in thousands)
Securities	Agency mortgage-backed securities (2)	Fair value, with unrealized gains (losses) through other comprehensive income	$9,579,247	$15,665,352
Securities	Agency mortgage-backed securities (3)	Fair value, with unrealized gains (losses) through earnings	59,571,152	50,643,436
Securities	Residential credit risk transfer securities	Fair value, with unrealized gains (losses) through earnings	826,841	974,059
Securities	Non-agency mortgage-backed securities	Fair value, with unrealized gains (losses) through earnings	1,616,696	2,108,274
Securities	Commercial real estate debt investments - CMBS	Fair value, with unrealized gains (losses) through earnings	106,241	222,444
Total securities			71,700,177	69,613,565
Loans, net	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	2,305,613	2,353,084
Assets transferred or pledged to securitization vehicles	Residential mortgage loans	Fair value, with unrealized gains (losses) through earnings	21,044,007	13,307,622
	Liabilities
Repurchase agreements	Repurchase agreements	Amortized cost	$64,310,276	$62,201,543
Other secured financing	Loans	Amortized cost	600,000	500,000
Debt issued by securitization vehicles	Securities	Fair value, with unrealized gains (losses) through earnings	18,709,118	11,600,338
Participations issued	Participations issued	Fair value, with unrealized gains (losses) through earnings	467,006	1,103,835
U.S. Treasury securities sold, not yet purchased	Securities	Fair value, with unrealized gains (losses) through earnings	2,043,519	2,132,751
(1) Receivable for unsettled trades, Principal and interest receivable, Payable for unsettled trades, Interest payable and Dividends payable are accounted for at cost.
(2) Includes Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities purchased prior to July 1, 2022.
(3) Includes interest-only securities and reverse mortgages and, effective July 1, 2022, newly purchased Agency pass-through, CMO and multifamily securities.

5. SECURITIES

The Company’s investments in securities include agency, credit risk transfer, non-agency and commercial mortgage-backed securities. All of the debt securities are classified as available-for-sale. Available-for-sale debt securities are carried at fair value, with changes in fair value recognized in other comprehensive income, unless the fair value option is elected in which case changes in fair value are recognized in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss). Effective July 1, 2022, the Company elected the fair value option for any newly purchased Agency mortgage-backed securities in order to simplify the accounting for these securities. During the three and nine months ended September 30, 2024 and 2023, $1.7 billion and $762.8 million, and ($2.0) billion and ($2.4) billion, respectively, of unrealized gains (losses) on the Agency mortgage-backed securities, for which the fair value option was elected, were reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss). Agency mortgage-backed securities purchased prior to July 1, 2022, are still classified as available-for-sale with changes in fair value recognized in other comprehensive income. The Company has also elected the fair value option for CRT securities, interest only securities, Non-Agency and commercial mortgage-backed securities in order to simplify the accounting. Transactions for regular-way securities are recorded on trade date, including to-be-announced (“TBA”) securities that meet the regular-way securities scope exception from derivative accounting. Gains and losses on disposals of securities are recorded on trade date based on the specific identification method.
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
The following table represents a rollforward of the activity for the Company’s securities for the nine months ended September 30, 2024:

	Agency Securities	Residential Credit Securities	Commercial Securities	Total
	(dollars in thousands)
Beginning balance January 1, 2024	$66,308,788	$3,082,333	$222,444	$69,613,565
Purchases	21,102,716	515,189	—	21,617,905
Sales	(15,307,569)	(737,702)	(107,464)	(16,152,735)
Principal paydowns	(4,338,657)	(541,052)	(10,685)	(4,890,394)
(Amortization) / accretion	(92,290)	1,672	535	(90,083)
Fair value adjustment	1,477,411	123,097	1,411	1,601,919
Ending balance September 30, 2024	$69,150,399	$2,443,537	$106,241	$71,700,177

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present the Company’s securities portfolio that were carried at their fair value at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$64,672,312	$1,321,720	$(1,166,717)	$64,827,315	$895,219	$(929,577)	$64,792,957
Adjustable-rate pass-through	164,775	12,563	(44)	177,294	2,266	(10,226)	169,334
CMO	89,286	1,481	—	90,767	—	(11,363)	79,404
Interest-only	2,878,756	455,715	—	455,715	33,559	(109,636)	379,638
Multifamily(1)	23,793,890	484,760	(9,626)	3,659,198	73,978	(30,916)	3,702,260
Reverse mortgages	25,499	2,725	—	28,224	—	(1,418)	26,806
Total agency securities	$91,624,518	$2,278,964	$(1,176,387)	$69,238,513	$1,005,022	$(1,093,136)	$69,150,399
Residential credit
Credit risk transfer	$772,924	$1,712	$(3,707)	$770,929	$56,019	$(107)	$826,841
Alt-A	172,368	36	(1,810)	170,594	4,357	(6,656)	168,295
Prime (2)	1,462,881	15,842	(10,302)	32,195	3,304	(536)	34,963
Subprime	287,667	13	(30,510)	257,170	9,785	(9,163)	257,792
NPL/RPL	996,780	5,380	(6,252)	995,908	5,265	(7,925)	993,248
Prime jumbo (>=2010 vintage) (3)	10,000,947	82,250	(30,577)	144,628	21,551	(3,781)	162,398
Total residential credit securities	$13,693,567	$105,233	$(83,158)	$2,371,424	$100,281	$(28,168)	$2,443,537
Total residential securities	$105,318,085	$2,384,197	$(1,259,545)	$71,609,937	$1,105,303	$(1,121,304)	$71,593,936
Commercial
Commercial securities	$106,044	$143	$(7)	$106,180	$96	$(35)	$106,241
Total securities	$105,424,129	$2,384,340	$(1,259,552)	$71,716,117	$1,105,399	$(1,121,339)	$71,700,177

	December 31, 2023
	Principal / Notional	Remaining Premium	Remaining Discount	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Agency	(dollars in thousands)
Fixed-rate pass-through	$63,444,987	$1,448,886	$(1,318,948)	$63,574,925	$477,242	$(1,853,226)	$62,198,941
Adjustable-rate pass-through	188,996	15,834	(51)	204,779	1,663	(14,953)	191,489
CMO	94,448	1,612	—	96,060	—	(13,088)	82,972
Interest-only	2,010,697	416,955	—	416,955	4,729	(157,679)	264,005
Multifamily (1)	17,130,045	400,781	(9,752)	3,552,217	52,055	(59,744)	3,544,528
Reverse mortgages	26,183	3,193	—	29,376	—	(2,523)	26,853
Total agency investments	$82,895,356	$2,287,261	$(1,328,751)	$67,874,312	$535,689	$(2,101,213)	$66,308,788
Residential credit
Credit risk transfer	$924,729	$2,240	$(4,358)	$922,611	$51,984	$(536)	$974,059
Alt-A	164,384	9	(3,922)	160,471	2,135	(12,371)	150,235
Prime (2)	1,076,497	8,590	(21,163)	207,077	1,704	(28,134)	180,647
Subprime	272,955	—	(31,751)	241,204	5,622	(11,221)	235,605
NPL/RPL	1,237,531	8,336	(9,224)	1,236,643	4,578	(43,666)	1,197,555
Prime jumbo (>=2010 vintage) (3)	9,425,280	71,960	(49,859)	365,676	10,696	(32,140)	344,232
Total residential credit securities	$13,101,376	$91,135	$(120,277)	$3,133,682	$76,719	$(128,068)	$3,082,333
Total residential securities	$95,996,732	$2,378,396	$(1,449,028)	$71,007,994	$612,408	$(2,229,281)	$69,391,121
Commercial
Commercial securities	$224,597	$15	$(822)	$223,790	$19	$(1,365)	$222,444
Total securities	$96,221,329	$2,378,411	$(1,449,850)	$71,231,784	$612,427	$(2,230,646)	$69,613,565

(1) Principal/Notional amount includes $20.6 billion and $14.0 billion of Agency Multifamily interest-only securities as of September 30, 2024 and December 31, 2023, respectively.
(2) Principal/Notional amount includes $1.4 billion and $0.9 billion of Prime interest-only securities as of September 30, 2024 and December 31, 2023, respectively.
(3) Principal/Notional amount includes $9.9 billion and $9.1 billion of Prime Jumbo interest-only securities as of September 30, 2024 and December 31, 2023, respectively.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents the Company’s Agency mortgage-backed securities portfolio by issuing Agency at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Investment Type	(dollars in thousands)
Fannie Mae	$64,332,620	$60,477,303
Freddie Mac	4,711,281	5,778,809
Ginnie Mae	106,498	52,676
Total	$69,150,399	$66,308,788

Actual maturities of the Company’s Residential Securities are generally shorter than stated contractual maturities because actual maturities of the portfolio are affected by periodic payments and prepayments of principal on the underlying mortgages.
The following table summarizes the Company’s Residential Securities at September 30, 2024 and December 31, 2023, according to their estimated weighted average life classifications:

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost
Estimated weighted average life	(dollars in thousands)
Less than one year	$372,457	$373,090	$254,753	$257,170
Greater than one year through five years	14,058,665	13,842,110	5,159,969	5,213,575
Greater than five years through ten years	55,842,923	56,074,367	62,158,711	63,662,144
Greater than ten years	1,319,891	1,320,370	1,817,688	1,875,105
Total	$71,593,936	$71,609,937	$69,391,121	$71,007,994

The estimated weighted average lives of the Residential Securities at September 30, 2024 and December 31, 2023 in the table above are based upon projected principal prepayment rates. The actual weighted average lives of the Residential Securities could be longer or shorter than projected.
The following table presents the gross unrealized losses and estimated fair value of the Company’s Agency mortgage-backed securities, accounted for as available-for-sale where the fair value option has not been elected, by length of time that such securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)	Estimated Fair Value (1)	Gross Unrealized Losses (1)	Number of Securities (1)
	(dollars in thousands)
Less than 12 months	$13,122	$(638)	11	$35,453	$(418)	16
12 Months or more	9,390,134	(717,707)	1,429	15,455,118	(1,340,032)	1,747
Total	$9,403,256	$(718,345)	1,440	$15,490,571	$(1,340,450)	1,763

(1) Excludes interest-only mortgage-backed securities and reverse mortgages, and effective July 1, 2022, newly purchased Agency pass-through, collateralized mortgage obligation (“CMO”) and multifamily securities.

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
During the three and nine months ended September 30, 2024, the Company disposed of $2.8 billion and $16.0 billion amortized cost basis of Residential Securities, respectively. During the three and nine months ended September 30, 2023, the Company disposed of $6.9 billion and $20.5 billion amortized cost basis of Residential Securities, respectively. The following table presents the Company’s net gains (losses) from the disposal of Residential Securities for the three and nine months ended September 30, 2024 and 2023, which is included in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Gross Realized Gains	Gross Realized Losses	Net Realized Gains (Losses)
For the three months ended	(dollars in thousands)
September 30, 2024	$26,983	$(35,258)	$(8,275)
September 30, 2023	$10,048	$(612,665)	$(602,617)
For the nine months ended
September 30, 2024	$67,209	$(888,683)	$(821,474)
September 30, 2023	$23,813	$(1,747,514)	$(1,723,701)

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
Excluding loans transferred or pledged to securitization vehicles, as of September 30, 2024 and December 31, 2023, the Company had $2.3 billion and $2.4 billion, respectively, of loans for which the fair value option was elected. If the Company intends to sell or securitize the loans and the securitization vehicle is not expected to be consolidated, the loans are classified as held for sale. Any origination fees and costs or purchase premiums or discounts are deferred and recognized upon sale. The Company determines the fair value of loans held for sale on an individual loan basis. The carrying value of the Company’s residential loans held for sale was $0.8 million and $1.2 million at September 30, 2024 and December 31, 2023, respectively.
The following table presents the activity of the Company’s loan investments, excluding loans transferred or pledged to securitization vehicles, for the nine months ended September 30, 2024:

Residential Loans
(dollars in thousands)
Beginning balance January 1, 2024	$2,353,084
Purchases / originations	9,329,964
Sales and transfers (1)	(9,287,090)
Principal payments	(103,691)
Gains / (losses)	25,189
(Amortization) / accretion	(11,843)
Ending balance September 30, 2024	$2,305,613

(1) Includes transfer of residential loans to securitization vehicles with a carrying value of $8.8 billion during the nine months ended September 30, 2024.

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
The mortgage loans are secured by first liens on primarily one-to-four family residential properties. A subsidiary of the Company has engaged a third party to act as its custodian, agent and bailee for the purposes of receiving and holding certain documents, instruments and papers related to the residential mortgage loans it purchases. Pursuant to the custodial agreement, the custodian segregates and maintains continuous custody of all documents constituting the mortgage file with respect to each mortgage loan owned by the subsidiary in secure and fire resistant facilities and in a manner consistent with the standard of care employed by prudent mortgage loan document custodians. At or prior to the funding of any residential mortgage loan, the related seller, pursuant to the terms of our mortgage loan purchase agreement, must deliver to the custodian, the mortgage loan documents including the mortgage note, the mortgage and other related loan documents. In addition, a complete credit file for the related mortgage and borrower must be delivered to the subsidiary prior to the date of purchase.
The following table presents the fair value and the unpaid principal balances of the residential mortgage loan portfolio, including loans transferred or pledged to securitization vehicles, at September 30, 2024 and December 31, 2023:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Fair value	$23,349,620	$15,660,706
Unpaid principal balance	$23,711,456	$16,611,204
The following table provides information regarding the line items and amounts recognized in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023 for these investments:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands)
Interest income	$346,031	$181,965	$899,867	$491,397
Net gains (losses) on disposal of investments (1)	1,535	(1,087)	(1,810)	(3,358)
Net unrealized gains (losses) on instruments measured at fair value through earnings (1)	558,161	(418,776)	469,462	(326,096)
Total included in net income (loss)	$905,727	$(237,898)	$1,367,519	$161,943

(1) These amounts are presented in the line item Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (loss).
The following table provides the geographic concentrations based on the unpaid principal balances at September 30, 2024 and December 31, 2023 for the residential mortgage loans, including loans transferred or pledged to securitization vehicles:

Geographic Concentrations of Residential Mortgage Loans
September 30, 2024		December 31, 2023
Property location	% of Balance	Property location	% of Balance
California	38.3%	California	40.1%
New York	10.9%	Florida	10.6%
Florida	10.6%	New York	10.5%
Texas	5.6%	Texas	5.6%
All other (none individually greater than 5%)	34.6%	All other (none individually greater than 5%)	33.2%
Total	100.0%		100.0%

The following table provides additional data on the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Portfolio Range	Portfolio Weighted Average	Portfolio Range	Portfolio Weighted Average
	(dollars in thousands)
Unpaid principal balance	$1 - $4,396	$475	$1 - $4,396	$477
Interest rate	2.00% - 18.00%	6.31%	2.00% - 13.25%	5.63%
Maturity	7/1/2029 - 10/1/2064	11/4/2052	7/1/2029 - 12/1/2063	4/22/2052
FICO score at loan origination	549 - 850	758	549 - 850	758
Loan-to-value ratio at loan origination	3% - 100%	68%	3% - 100%	68%
At September 30, 2024 and December 31, 2023, approximately 15% and 11%, respectively, of the carrying value of the Company’s residential mortgage loans, including loans transferred or pledged to securitization vehicles, were adjustable-rate.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table presents activity related to MSR for the three and nine months ended September 30, 2024 and 2023:

Mortgage Servicing Rights	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands)
Fair value, beginning of period	$2,785,614	$2,018,896	$2,122,196	$1,748,209
Purchases (1)	64,750	185,299	701,377	399,450
Sales	(68,635)	—	(69,703)	—
Change in fair value due to:
Changes in valuation inputs or assumptions (2)	(42,752)	62,315	63,286	172,845
Other changes, including realization of expected cash flows	(45,920)	(31,697)	(124,099)	(85,691)
Fair value, end of period	$2,693,057	$2,234,813	$2,693,057	$2,234,813

(1) Includes adjustments to original purchase price from early payoffs, defaults, or loans that were delivered but were deemed to not be acceptable.
(2) Principally represents changes in discount rates and prepayment speed inputs used in valuation model, primarily due to changes in interest rates.

8. VARIABLE INTEREST ENTITIES

The Company’s exposure to the obligations of its VIEs is generally limited to the Company’s investment in the VIEs of $2.1 billion at September 30, 2024. Assets of the VIEs may only be used to settle obligations of the VIEs. Creditors of the VIEs have no recourse to the general credit of the Company. The Company is not contractually required to provide and has not provided any form of financial support to the VIEs. No gains or losses were recognized upon consolidation of existing VIEs. Interest income and expense are recognized using the effective interest method.
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
OBX Trusts
Residential securitizations are issued by entities generally referred to collectively as the “OBX Trusts.” These securitizations represent financing transactions that provide non-recourse financing to the Company and are collateralized by residential mortgage loans purchased by the Company. Residential securitizations closed as of September 30, 2024 are included in the following table:

Securitization	Date of Closing	Face Value at Closing
		(dollars in thousands)
OBX 2024-NQM1	January 2024	$413,581
OBX 2024-NQM2	January 2024	$495,980
OBX 2024-HYB1	February 2024	$412,084
OBX 2024-NQM3	February 2024	$439,904
OBX 2024-NQM4	March 2024	$592,448
OBX 2024-HYB2	March 2024	$397,787
OBX 2024-NQM5	April 2024	$574,553
OBX 2024-NQM6	April 2024	$441,421
OBX 2024-NQM7	May 2024	$551,759
OBX 2024-NQM8	May 2024	$723,086
OBX 2024-NQM9	June 2024	$532,126
OBX 2024-NQM10	July 2024	$482,526
OBX 2024-NQM11	July 2024	$602,981
OBX 2024-NQM12	August 2024	$532,193
OBX 2024-NQM13	September 2024	$582,213
OBX 2024-J1	September 2024	$357,801
OBX 2024-NQM14	September 2024	$600,909

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
As of September 30, 2024 and December 31, 2023, a total carrying value of $18.7 billion and $11.6 billion, respectively, of bonds were held by third parties and the Company retained $2.1 billion and $1.4 billion, respectively, of MBS, which were eliminated in consolidation. The Company is deemed to be the primary beneficiary and consolidates the OBX Trusts because it has power to direct the activities that most significantly impact the OBX Trusts’ performance and holds a variable interest that could be potentially significant to these VIEs. Effective August 1, 2022, upon initial consolidation of new securitization entities, the Company elected to apply the measurement alternative for consolidated collateralized financing entities in order to simplify the accounting and valuation processes. The liabilities of these securitization entities are deemed to be more observable and are used to measure the fair value of the assets. The Company incurred $5.0 million and $1.9 million of costs during the three months ended September 30, 2024 and 2023, respectively, and $14.0 million and $5.9 million of costs during the nine months ended September 30, 2024 and 2023, respectively, in connection with these securitizations that were expensed as incurred. The contractual principal amount of the OBX Trusts’ debt held by third parties was $19.3 billion and $12.6 billion at September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company recorded ($430.4) million and $294.9 million, respectively, and ($339.6) million and $213.5 million during the nine months ended September 30, 2024 and 2023, respectively, of unrealized gains (losses) on debt held by third parties issued by OBX Trusts, which is reported in Net gains (losses) on investments and other in the Company's Consolidated Statements of Comprehensive Income (Loss).
Although the residential mortgage loans have been sold for bankruptcy and state law purposes, the transfers of the residential mortgage loans to the OBX Trusts did not qualify for sale accounting and are reflected as intercompany secured borrowings that are eliminated upon consolidation.
Residential Credit Fund
The Company manages a fund investing in participations in residential mortgage loans. The residential credit fund is deemed to be a VIE because the entity does not have sufficient equity at risk to permit the legal entity to finance its activities without additional subordinated financial support provided by any parties, including equity holders, as capital commitments are not considered equity at risk. The Company is not the primary beneficiary and does not consolidate the residential credit fund as its only interest in the fund is the management and performance fees that it earns, which are not considered variable interests in the entity. As of September 30, 2024 and December 31, 2023, the Company had outstanding participating interests in residential mortgage loans of $0.5 billion and $1.1 billion, respectively. These transfers do not meet the criteria for sale accounting and are accounted for as secured borrowings, thus the residential loans are reported as Loans, net and the associated liability is reported as Participations issued in the Consolidated Statements of Financial Condition. The Company elected the fair value option for participations issued with changes in fair value reflected in Net gains (losses) on investments and other in the Consolidated Statements of Comprehensive Income (Loss) to more accurately reflect the economics of the transfers as the underlying loans are carried at fair value through earnings.

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
The Company also maintains collateral in the form of cash on margin with counterparties to its interest rate swaps and other derivatives. In accordance with a clearing organization’s rulebook, the Company presents the fair value of centrally cleared interest rate swaps net of variation margin pledged or received under such transactions. At September 30, 2024 and December 31, 2023, ($1.8) billion and ($2.4) billion, respectively, of variation margin was reported as an adjustment to interest rate swaps, at fair value. Initial margin is reported in Cash and cash equivalents in the Consolidated Statements of Financial Condition.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes fair value information about the Company’s derivative assets and liabilities at September 30, 2024 and December 31, 2023:

Derivatives Instruments	September 30, 2024	December 31, 2023
Assets	(dollars in thousands)
Interest rate swaps	$3,094	$26,344
Interest rate swaptions	13,068	105,883
TBA derivatives	2,869	20,689
Futures contracts	23,256	—
Purchase commitments	16,784	9,641
Total derivative assets	$59,071	$162,557
Liabilities
Interest rate swaps	$59,297	$83,051
TBA derivatives	8,601	39,070
Futures contracts	32,117	179,835
Purchase commitments	2,613	339
Total derivative liabilities	$102,628	$302,295

The following tables summarize certain characteristics of the Company’s interest rate swaps at September 30, 2024 and December 31, 2023:

September 30, 2024
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$19,961,229	3.33%	4.95%	1.05
3 - 6 years	13,510,021	3.10%	4.94%	4.62
6 - 10 years	20,114,937	2.77%	4.95%	7.97
Greater than 10 years	1,559,384	3.44%	4.84%	23.50
Total / Weighted average	$55,145,571	3.05%	4.94%	5.08

December 31, 2023
Maturity	Current Notional (1)	Weighted Average Pay Rate	Weighted Average Receive Rate	Weighted Average Years to Maturity (2)
(dollars in thousands)
0 - 3 years	$21,397,358	3.17%	5.26%	1.23
3 - 6 years	12,461,799	3.09%	5.37%	4.75
6 - 10 years	22,949,150	2.85%	5.34%	8.02
Greater than 10 years	2,021,247	3.53%	5.27%	22.71
Total / Weighted average	$58,829,554	3.04%	5.31%	5.36

(1) As of September 30, 2024, 7% and 93% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively. As of December 31, 2023, 6% and 94% of the Company’s interest rate swaps were linked to the Federal funds rate and the SOFR, respectively.
(2) The weighted average years to maturity of payer interest rate swaps is offset by the weighted average years to maturity of receiver interest rate swaps. As such, the net weighted average years to maturity for each maturity bucket may fall outside of the range listed.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables summarize certain characteristics of the Company’s swaptions at September 30, 2024 and December 31, 2023:

September 30, 2024
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$250,000	2.40%	SOFR	5.03	0.23

December 31, 2023
	Current Underlying Notional	Weighted Average Underlying Fixed Rate	Weighted Average Underlying Floating Rate	Weighted Average Underlying Years to Maturity	Weighted Average Months to Expiration
(dollars in thousands)
Long pay	$1,250,000	2.21%	SOFR	7.69	8.21
Long receive	$500,000	1.65%	SOFR	10.30	3.53

The following tables summarize certain characteristics of the Company’s TBA derivatives at September 30, 2024 and December 31, 2023:

September 30, 2024
Purchase and Sale Contracts for Derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$3,319,000	$3,333,873	$3,328,141	$(5,732)
Net TBA derivatives	$3,319,000	$3,333,873	$3,328,141	$(5,732)

December 31, 2023
Purchase and Sale Contracts for Derivative TBAs	Notional	Implied Cost Basis	Implied Market Value	Net Carrying Value
(dollars in thousands)
Purchase contracts	$988,000	$920,626	$915,790	$(4,836)
Sale contracts	(1,491,000)	(1,475,847)	(1,489,392)	(13,545)
Net TBA derivatives	$(503,000)	$(555,221)	$(573,602)	$(18,381)

The following tables summarize certain characteristics of the Company’s futures derivatives at September 30, 2024 and December 31, 2023:

September 30, 2024
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(16,793,200)	1.94
U.S. Treasury futures - 5 year	3,346,000	—	4.39
U.S. Treasury futures - 10 year and greater	621,300	(2,285,500)	12.41
Total	$3,967,300	$(19,078,700)	3.62

December 31, 2023
	Notional - Long Positions	Notional - Short Positions	Weighted Average Years to Maturity
	(dollars in thousands)
U.S. Treasury futures - 2 year	$—	$(5,001,400)	1.97
U.S. Treasury futures - 10 year and greater	—	(1,733,600)	14.26
Total	$—	$(6,735,000)	5.13

The Company presents derivative contracts on a gross basis in the Consolidated Statements of Financial Condition. Derivative contracts may contain legally enforceable provisions that allow for netting or setting off receivables and payables with each counterparty.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following tables present information about derivative assets and liabilities that are subject to such provisions and can be offset in the Company’s Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023, respectively.

September 30, 2024
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$3,094	$—	$—	$3,094
Interest rate swaptions, at fair value	13,068	—	(11,100)	1,968
TBA derivatives, at fair value	2,869	(2,660)	—	209
Futures contracts, at fair value	23,256	(20,305)	—	2,951
Purchase commitments	16,784	—	—	16,784
Liabilities
Interest rate swaps, at fair value	$59,297	$(48,713)	$—	$10,584
TBA derivatives, at fair value	8,601	(6,972)	—	1,629
Futures contracts, at fair value	32,117	(20,305)	(11,812)	—
Purchase commitments	2,613	—	—	2,613

December 31, 2023
		Amounts Eligible for Offset
	Gross Amounts	Financial Instruments	Cash Collateral	Net Amounts
Assets	(dollars in thousands)
Interest rate swaps, at fair value	$26,344	$(21,505)	$—	$4,839
Interest rate swaptions, at fair value	105,883	(45,930)	(57,320)	2,633
TBA derivatives, at fair value	20,689	(13,282)	—	7,407
Purchase commitments	9,641	—	—	9,641
Liabilities
Interest rate swaps, at fair value	$83,051	$(72,844)	$—	$10,207
TBA derivatives, at fair value	39,070	(34,525)	—	4,545
Futures contracts, at fair value	179,835	—	(179,835)	—
Purchase commitments	339	—	—	339
The effect of interest rate swaps in the Consolidated Statements of Comprehensive Income (Loss) is as follows:

Location on Consolidated Statements of Comprehensive Income (Loss)
	Net Interest Component of Interest Rate Swaps (1)	Realized Gains (Losses) on Termination of Interest Rate Swaps (1)	Unrealized Gains (Losses) on Interest Rate Swaps (1)
For the three months ended	(dollars in thousands)
September 30, 2024	$317,483	$(94,016)	$(1,582,495)
September 30, 2023	$394,677	$16,416	$1,475,547
For the nine months ended
September 30, 2024	$946,004	$(96,532)	$(584,109)
September 30, 2023	$1,205,676	$(81,255)	$1,360,977
(1) Included in Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The effect of other derivative contracts in the Company’s Consolidated Statements of Comprehensive Income (Loss) is as follows:

Three Months Ended September 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$40,561	$(18,181)	$22,380
Net interest rate swaptions	(21,180)	(113,792)	(134,972)
Futures	(362,660)	71,146	(291,514)
Purchase commitments	—	9,124	9,124
Total			$(394,982)

Three Months Ended September 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(81,964)	$(41,777)	$(123,741)
Net interest rate swaptions	(27,860)	(51,041)	(78,901)
Futures (1)	309,397	131,578	440,975
Purchase commitments	—	2,457	2,457
Total			$240,790

(1) For the three months ended September 30, 2023, includes $13.2 million of unrealized gain and ($18.9) million of realized loss related to SOFR futures options.

Nine Months Ended September 30, 2024
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$15,694	$12,649	$28,343
Net interest rate swaptions	(33,511)	(59,304)	(92,815)
Futures (1)	(323,113)	170,973	(152,140)
Purchase commitments	—	4,870	4,870
Total			$(211,742)

(1) For the nine months ended September 30, 2024, includes ($6.8) million of realized loss related to SOFR futures options.

Nine Months Ended September 30, 2023
Derivative Instruments	Realized Gain (Loss)	Unrealized Gain (Loss)	Amount of Gain/(Loss) Recognized in Net Gains (Losses) on Other Derivatives
(dollars in thousands)
Net TBA derivatives	$(136,452)	$12,710	$(123,742)
Net interest rate swaptions	(25,538)	(43,627)	(69,165)
Futures (1)	185,716	229,940	415,656
Purchase commitments	—	(122)	(122)
Credit derivatives	(19,282)	13,260	(6,022)
Total			$216,605

(1) For the nine months ended September 30, 2023, includes ($5.6) million of unrealized loss and ($18.9) million of realized loss related to SOFR futures options.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. The aggregate fair value of all derivative instruments with the aforementioned features were in a net liability position at September 30, 2024 of $42.2 million, which represents the maximum amount the Company would be required to pay upon termination. This amount is fully collateralized.

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
Residential Securities, residential mortgage loans, interest rate swap and swaption markets and TBA derivatives are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of the Residential Securities, residential mortgage loans, interest rate swaps, swaptions and TBA derivatives markets and the similarity of the Company’s securities to those actively traded enable the Company to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, the Company has classified Residential Securities, residential mortgage loans, interest rate swaps, swaptions and TBA derivatives as Level 2.
The fair value of commercial mortgage-backed securities classified as available-for-sale is determined based upon quoted prices of similar assets in recent market transactions and requires the application of judgment due to differences in the underlying collateral. Consequently, commercial mortgage-backed securities carried at fair value are classified as Level 2.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
For the fair value of debt issued by securitization vehicles, refer to the “Variable Interest Entities” Note for additional information.
The Company has classified its investments in MSR as Level 3. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including discount rates, prepayment rates, delinquency rates and costs to service. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of MSR requires significant judgment by management and the third party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s financial statements.
The following tables present the estimated fair values of financial instruments and MSR measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. There were no transfers between levels of the fair value hierarchy during the periods presented.

September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$69,150,399	$—	$69,150,399
Credit risk transfer securities	—	826,841	—	826,841
Non-Agency mortgage-backed securities	—	1,616,696	—	1,616,696
Commercial mortgage-backed securities	—	106,241	—	106,241
Loans
Residential mortgage loans	—	2,305,613	—	2,305,613
Mortgage servicing rights	—	—	2,693,057	2,693,057
Assets transferred or pledged to securitization vehicles	—	21,044,007	—	21,044,007
Derivative assets
Interest rate swaps	—	3,094	—	3,094
Other derivatives	23,256	32,721	—	55,977
Total assets	$23,256	$95,085,612	$2,693,057	$97,801,925
Liabilities
Debt issued by securitization vehicles	$—	$18,709,118	$—	$18,709,118
Participations issued	—	467,006	—	467,006
U.S. Treasury securities sold, not yet purchased	2,043,519	—	—	2,043,519
Derivative liabilities
Interest rate swaps	—	59,297	—	59,297
Other derivatives	32,117	11,214	—	43,331
Total liabilities	$2,075,636	$19,246,635	$—	$21,322,271

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets	(dollars in thousands)
Securities
Agency mortgage-backed securities	$—	$66,308,788	$—	$66,308,788
Credit risk transfer securities	—	974,059	—	974,059
Non-Agency mortgage-backed securities	—	2,108,274	—	2,108,274
Commercial mortgage-backed securities	—	222,444	—	222,444
Loans
Residential mortgage loans	—	2,353,084	—	2,353,084
Mortgage servicing rights	—	—	2,122,196	2,122,196
Assets transferred or pledged to securitization vehicles	—	13,307,622	—	13,307,622
Derivative assets
Interest rate swaps	—	26,344	—	26,344
Other derivatives	—	136,213	—	136,213
Total assets	$—	$85,436,828	$2,122,196	$87,559,024
Liabilities
Debt issued by securitization vehicles	$—	$11,600,338	$—	$11,600,338
Participations issued	—	1,103,835	—	1,103,835
U.S. Treasury securities sold, not yet purchased	2,132,751	—	—	2,132,751
Derivative liabilities
Interest rate swaps	—	83,051	—	83,051
Other derivatives	179,835	39,409	—	219,244
Total liabilities	$2,312,586	$12,826,633	$—	$15,139,219

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

Unobservable Input (1)	Range (Weighted Average) (2)
	September 30, 2024	December 31, 2023
Discount rate	1.8% - 11.2% (7.6%)	7.0% - 12.0% (8.6%)
Prepayment rate	5.1% - 31.3% (6.1%)	4.8% - 11.0% (5.6%)
Delinquency rate	0.2% - 4.0% (1.2%)	0.2% - 4.2% (1.3%)
Cost to service	$83 - $108 ($91)	$84 - $111 ($94)
(1) Represents rates, estimates and assumptions that the Company believes would be used by market participants when valuing these assets.
(2) Weighted average discount rate computed based on the fair value of MSR, weighted average prepayment rate, delinquency rate and cost to service based on unpaid principal balances of loans underlying the MSR.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
The following table summarizes the estimated fair values for financial assets and liabilities that are not carried at fair value at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities
Repurchase agreements	$64,310,276	$64,310,276	$62,201,543	$62,201,543
Other secured financing	600,000	600,000	500,000	500,000

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
The following table presents the activity of finite lived intangible assets for the nine months ended September 30, 2024.

Intangible Assets, net
(dollars in thousands)
Beginning balance January 1, 2024	$12,106
Less: amortization expense	(2,018)
Ending balance September 30, 2024	$10,088

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
The Company had outstanding $64.3 billion and $62.2 billion of repurchase agreements with weighted average remaining maturities of 34 days and 44 days and weighted average rates of 5.23% and 5.70% at September 30, 2024 and December 31, 2023, respectively. In connection with its residential mortgage loans, the Company has select arrangements with counterparties to enter into repurchase agreements for $3.5 billion with remaining capacity of $2.2 billion at September 30, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
At September 30, 2024 and December 31, 2023, the repurchase agreements had the following remaining maturities and collateral types:

September 30, 2024
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$24,998,317	$175,637	$41,503	$—	$—	$25,215,457
2 to 29 days	655,425	275,927	846,860	221,231	95,291	2,094,734
30 to 59 days	34,198,599	—	589,802	26,404	—	34,814,805
60 to 89 days	2,594,869	142,486	611,235	452,799	—	3,801,389
90 to 119 days	1,675	47,353	82,050	—	—	131,078
Over 119 days (1)	—	—	364,920	566,773	—	931,693
Total	$62,448,885	$641,403	$2,536,370	$1,267,207	$95,291	$66,989,156

Amounts offset in accordance with netting arrangements.						(2,678,880)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$64,310,276

December 31, 2023
	Agency Mortgage-Backed Securities	CRTs	Non-Agency Mortgage-Backed Securities	Residential Mortgage Loans	Commercial Mortgage-Backed Securities	Total Repurchase Agreements
	(dollars in thousands)
1 day	$—	$—	$—	$—	$—	$—
2 to 29 days	33,492,952	555,568	840,400	—	191,276	35,080,196
30 to 59 days	18,090,265	—	528,341	—	—	18,618,606
60 to 89 days	6,479,206	139,952	579,611	—	—	7,198,769
90 to 119 days	—	—	39,714	207,592	—	247,306
Over 119 days (1)	2,511,003	—	169,697	644,259	—	3,324,959
Total	$60,573,426	$695,520	$2,157,763	$851,851	$191,276	$64,469,836

Amounts offset in accordance with netting arrangements.						(2,268,293)
Net amounts of Repurchase agreements as presented in the Consolidated Statements of Financial Condition.						$62,201,543

(1) Less than 1% of repurchase agreements had a remaining maturity over 1 year at September 30, 2024. No repurchase agreements had a remaining maturity over 1 year at December 31, 2023.
The following table summarizes the gross amounts of reverse repurchase agreements and repurchase agreements, amounts offset in accordance with netting arrangements and net amounts of repurchase agreements and reverse repurchase agreements as presented in the Consolidated Statements of Financial Condition at September 30, 2024 and December 31, 2023. Refer to the “Derivative Instruments” Note for information related to the effect of netting arrangements on the Company’s derivative instruments.

	September 30, 2024		December 31, 2023
	Reverse Repurchase Agreements	Repurchase Agreements	Reverse Repurchase Agreements	Repurchase Agreements
	(dollars in thousands)
Gross amounts	$2,678,880	$66,989,156	$2,268,293	$64,469,836
Amounts offset	(2,678,880)	(2,678,880)	(2,268,293)	(2,268,293)
Netted amounts	$—	$64,310,276	$—	$62,201,543

The fair value of collateral received in connection with reverse repurchase agreements as of September 30, 2024 was $2.7 billion, of which the Company sold $2.0 billion. The fair value of collateral received in connection with reverse repurchase agreements as of December 31, 2023 was $2.3 billion, of which the Company sold $2.1 billion. The amount of collateral sold is reported at fair value in the Company’s Consolidated Statements of Financial Condition as U.S. Treasury securities sold, not yet purchased.
Other Secured Financing - As of September 30, 2024, the Company had $1.3 billion in total committed credit facilities to finance a portion of its MSR portfolio. Outstanding borrowings under this facility as of September 30, 2024 totaled $600.0 million with maturities ranging between four months to one year. The weighted average interest rate of the borrowings was

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
8.05% as of September 30, 2024. Borrowings are reported in Other secured financing in the Company’s Consolidated Statements of Financial Condition.
Refer to the “Variable Interest Entities” Note for additional information on the Company’s other secured financing arrangements at December 31, 2023.
Investments pledged as collateral under secured financing arrangements and interest rate swaps, excluding residential mortgage loans of consolidated VIEs, had an estimated fair value and accrued interest of $69.3 billion and $304.7 million, respectively, at September 30, 2024 and $68.2 billion and $279.5 million, respectively, at December 31, 2023.

13. CAPITAL STOCK

(A)    Common Stock
The following table provides a summary of the Company’s common shares authorized, and issued and outstanding at September 30, 2024 and December 31, 2023.

	Shares authorized		Shares issued and outstanding
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	Par Value
Common stock	1,468,250,000	1,468,250,000	558,047,743	500,080,287	$0.01
In January 2022, the Company announced that its Board of Directors (the “Board”) authorized the repurchase of up to $1.5 billion of its outstanding shares of common stock through December 31, 2024 (the “Share Repurchase Program”). During the three and nine months ended September 30, 2024 and 2023, no shares were repurchased under the Share Repurchase Program.

On August 6, 2020, the Company entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021 and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Prior Sales Agents”). Pursuant to the Prior Sales Agreements, the Company offered and sold shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Prior Sales Agents (the “Prior At-the-Market Sales Program”).
On September 20, 2024, the Company entered into new Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, the Company may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the "Current At-the-Market Sales Program" and, together with the Prior At-the-Market Sales Program, the "at-the-market sales program").
During the three and nine months ended September 30, 2024, under the at-the-market sales program, the Company issued 57.0 million and 57.6 million shares for proceeds of $1.1 billion and $1.2 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2023, under the at-the-market sales program, the Company issued 0.9 million and 26.2 million shares for proceeds of $17.8 million and $580.5 million, respectively, each net of commissions and fees.

(B)    Preferred Stock
The following is a summary of the Company’s cumulative redeemable preferred stock outstanding at September 30, 2024 and December 31, 2023. In the event of a liquidation or dissolution of the Company, the Company’s then outstanding preferred stock takes precedence over the Company’s common stock with respect to payment of dividends and the distribution of assets.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

	Shares Authorized		Shares Issued And Outstanding		Carrying Value		Contractual Rate	Earliest Redemption Date (1)	Effective Date of Floating Rate Dividend Period	Floating Annual Rate (2)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Fixed-to-floating rate
Series F	28,800,000	28,800,000	28,800,000	28,800,000	696,910	696,910	6.95%	9/30/2022	9/30/2022	3M Term SOFR + 4.993%
Series G	17,000,000	17,000,000	17,000,000	17,000,000	411,335	411,335	6.50%	3/31/2023	3/31/2023	3M Term SOFR + 4.172%
Series I	17,700,000	17,700,000	17,700,000	17,700,000	428,324	428,324	6.75%	6/30/2024	6/30/2024	3M Term SOFR + 4.989%
Total	63,500,000	63,500,000	63,500,000	63,500,000	$1,536,569	$1,536,569

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

Each series of preferred stock has a par value of $0.01 per share and a liquidation and redemption price of $25.00, plus accrued and unpaid dividends through their redemption date. Through September 30, 2024, the Company had declared and paid all required quarterly dividends on the Company’s preferred stock.
The Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, Series G Fixed-to-Floating Rate Cumulative Preferred Stock and Series I Fixed-to-Floating Rate Cumulative Preferred Stock rank senior to the common stock of the Company.
On November 3, 2022, the Company’s Board of Directors approved a repurchase plan for all of its existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, the Company is authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of its 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of its 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of its 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by the Company pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and nine months ended September 30, 2024.
(C)    Distributions to Stockholders
The following table provides a summary of the Company’s dividend distribution activity for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands, except per share data)
Dividends and dividend equivalents declared on common stock and share-based awards	$364,914	$323,164	$1,019,527	$968,111
Distributions declared per common share	$0.65	$0.65	$1.95	$1.95
Distributions paid to common stockholders after period end	$362,731	$321,629	$362,731	$321,629
Distributions paid per common share after period end	$0.65	$0.65	$0.65	$0.65
Date of distributions paid to common stockholders after period end	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023
Dividends declared to series F preferred stockholders	$19,055	$18,956	$57,142	$54,732
Dividends declared per share of series F preferred stock	$0.662	$0.658	$1.984	$1.900
Dividends declared to series G preferred stockholders	$10,606	$10,431	$31,804	$27,362
Dividends declared per share of series G preferred stock	$0.624	$0.614	$1.871	$1.610
Dividends declared to series I preferred stockholders	$11,967	$7,467	$26,901	$22,401
Dividends declared per share of series I preferred stock	$0.676	$0.422	$1.520	$1.266

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

The following table presents the components of the Company’s interest income and interest expense for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income	(dollars in thousands)
Agency securities	$789,403	$753,007	$2,331,698	$2,043,021
Residential credit securities	49,863	57,229	156,754	167,451
Residential mortgage loans (1)	346,031	181,965	899,867	491,398
Commercial investment portfolio (1)	2,240	5,812	8,235	24,009
Reverse repurchase agreements	41,804	3,472	104,600	15,350
Total interest income	$1,229,341	$1,001,485	$3,501,154	$2,741,229
Interest expense
Repurchase agreements	$942,780	$917,997	$2,722,304	$2,457,996
Debt issued by securitization vehicles	234,299	116,962	596,128	307,715
Participations issued	17,834	11,860	57,841	33,352
U.S. Treasury securities sold, not yet purchased	21,027	—	64,373	—
Total interest expense	1,215,940	1,046,819	3,440,646	2,799,063
Net interest income	$13,401	$(45,334)	$60,508	$(57,834)

(1) Includes assets transferred or pledged to securitization vehicles.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

15. NET INCOME (LOSS) PER COMMON SHARE

The following table presents a reconciliation of net income (loss) and shares used in calculating basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands, except per share data)
Net income (loss)	$82,351	$(569,084)	$538,692	$(1,247,225)
Net income (loss) attributable to noncontrolling interests	15,906	(6,879)	18,838	(7,797)
Net income (loss) attributable to Annaly	66,445	(562,205)	519,854	(1,239,428)
Dividends on preferred stock	41,628	36,854	115,847	104,495
Net income (loss) available (related) to common stockholders	$24,817	$(599,059)	$404,007	$(1,343,923)
Weighted average shares of common stock outstanding-basic	515,729,658	494,330,361	505,800,723	492,744,997
Add: Effect of stock awards, if dilutive	1,102,494	—	817,420	—
Weighted average shares of common stock outstanding-diluted	516,832,152	494,330,361	506,618,143	492,744,997
Net income (loss) per share available (related) to common share
Basic	$0.05	$(1.21)	$0.80	$(2.73)
Diluted	$0.05	$(1.21)	$0.80	$(2.73)
The computations of diluted net income (loss) per share available (related) to common share for the three and nine months ended September 30, 2024 excludes 0 and 2 thousand, respectively, and for the three and nine months ended September 30, 2023 excludes 1.9 million and 1.8 million, respectively, of potentially dilutive restricted and performance stock units because their effect would have been anti-dilutive.

16. INCOME TAXES

For the three months ended September 30, 2024, the Company was qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company will not incur federal income tax to the extent that it distributes its taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income to its stockholders and meet certain other requirements that relate to, among other things, assets it may hold, income it may generate and its stockholder composition. It is generally the Company’s policy to distribute 100% of its REIT taxable income. To the extent there is any undistributed REIT taxable income at the end of a year, the Company distributes such shortfall within the next year as permitted by the Code.
The Company and certain of its direct and indirect subsidiaries, including Annaly TRS, Inc. and certain subsidiaries of joint ventures, have made separate joint elections to treat these subsidiaries as TRSs. As such, each of these TRSs is taxable as a domestic C corporation and subject to federal, state and local income taxes based upon their taxable income.
The provisions of ASC 740, Income Taxes (“ASC 740”), clarify the accounting for uncertainty in income taxes recognized in financial statements and prescribe a recognition threshold and measurement attribute for uncertain tax positions taken or expected to be taken on a tax return. ASC 740 also requires that interest and penalties related to unrecognized tax benefits be recognized in the financial statements. The Company does not have any unrecognized tax benefits that would affect its financial position. Thus, no accruals for penalties and interest were deemed necessary at September 30, 2024 and December 31, 2023.
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
During the three and nine months ended September 30, 2024, the Company recorded ($6.1) million and $4.9 million, respectively, of income tax expense/(benefit) attributable to its TRSs. During the three and nine months ended September 30, 2023, the Company recorded $12.4 million and $37.7 million, respectively, of income tax expense attributable to its TRSs. The Company’s federal, state and local tax returns from 2020 and forward remain open for examination.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

17. SEGMENTS

The Company operates in three reportable segments further described in the Description of Business Note. The accounting policies applied to the segments are the same as those described in the summary of significant accounting policies, with the exception of allocations between segments related to net interest income and other comprehensive income (loss), which are reflected in Other income (loss), and allocations between segments related to investment balances, which are presented net of associated financings in Total Assets. These allocations are made to reflect the economic hedging relationship between investments within different operating segments. Activities that are not directly attributable or not allocated to any of the three current operating segments (such as investments in commercial mortgage-backed securities, preferred stock dividends and corporate existence costs) are reported under Corporate and Other as reconciling items to the Company’s consolidated financial statements. The tables below summarize the result of operations and total assets by segment that are provided to the Chief Operating Decision Maker (CODM), which is the Company’s Operating Committee. Comprehensive income is the measure of segment profit or loss that is determined in accordance with the measurement principles used in measuring the corresponding amounts in the consolidated financial statements and is a key determinant of the Company’s economic return (computed as the change in stockholders’ equity attributable to common stockholders plus common stock dividends declared divided by the prior period’s stockholders’ equity attributable to common stockholders), a measure which is used by the CODM to evaluate segment results and is one of the factors considered in determining capital allocation among the segments.
The following tables present the reportable operating segments related to the Company’s results of operations for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended September 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$830,407	$396,694	$—	$2,240	$1,229,341
Interest expense	885,982	328,440	—	1,518	1,215,940
Net interest income	(55,575)	68,254	—	722	13,401
Servicing and related income	—	—	122,583	—	122,583
Servicing and related expense	—	—	12,988	—	12,988
Net servicing income	—	—	109,595	—	109,595
Other income (loss)	(6,658)	36,028	(33,967)	1,738	(2,859)
Less: Total general and administrative expenses	16,154	13,868	8,876	5,023	43,921
Income (loss) before income taxes	(78,387)	90,414	66,752	(2,563)	76,216
Income taxes	23	(8,263)	2,126	(21)	(6,135)
Net income (loss)	(78,410)	98,677	64,626	(2,542)	82,351
Less: Net income (loss) attributable to noncontrolling interest	—	15,906	—	—	15,906
Net income (loss) attributable to Annaly	(78,410)	82,771	64,626	(2,542)	66,445
Dividends on preferred stock	—	—	—	41,628	41,628
Net income (loss) available (related) to common stockholders	(78,410)	82,771	64,626	(44,170)	24,817
Unrealized gains (losses) on available-for-sale securities	428,955	—	—	—	428,955
Reclassification adjustment for net (gains) losses included in net income (loss)	15,769	—	—	—	15,769
Other comprehensive income (loss)	444,724	—	—	—	444,724
Comprehensive income (loss)	366,314	98,677	64,626	(2,542)	527,075
Comprehensive income (loss) attributable to noncontrolling interests	—	15,906	—	—	15,906
Comprehensive income (loss) attributable to Annaly	$366,314	$82,771	$64,626	$(2,542)	$511,169
Noncash investing and financing activities:
Receivable for unsettled trades	727,124	—	39,217	—	766,341
Payable for unsettled trades	1,811,196	—	74,090	—	1,885,286
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	444,724	—	—	—	444,724
Dividends declared, not yet paid	—	—	—	362,731	362,731
Total assets
Total assets	$71,699,019	$26,235,097	$3,371,113	$210,766	$101,515,995

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Three Months Ended September 30, 2023
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$756,479	$239,194	$—	$5,812	$1,001,485
Interest expense	849,422	193,271	—	4,126	1,046,819
Net interest income	(92,943)	45,923	—	1,686	(45,334)
Servicing and related income	—	—	97,620	—	97,620
Servicing and related expense	—	—	9,623	—	9,623
Net servicing income	—	—	87,997	—	87,997
Other income (loss)	(528,640)	(12,974)	(21,870)	4,038	(559,446)
Less: Total general and administrative expenses	14,576	12,195	7,657	5,481	39,909
Income (loss) before income taxes	(636,159)	20,754	58,470	243	(556,692)
Income taxes	727	5,985	5,858	(178)	12,392
Net income (loss)	(636,886)	14,769	52,612	421	(569,084)
Less: Net income (loss) attributable to noncontrolling interest	—	(6,879)	—	—	(6,879)
Net income (loss) attributable to Annaly	(636,886)	21,648	52,612	421	(562,205)
Dividends on preferred stock	—	—	—	36,854	36,854
Net income (loss) available (related) to common stockholders	(636,886)	21,648	52,612	(36,433)	(599,059)
Unrealized gains (losses) on available-for-sale securities	(825,286)	—	—	—	(825,286)
Reclassification adjustment for net (gains) losses included in net income (loss)	513,041	—	—	—	513,041
Other comprehensive income (loss)	(312,245)	—	—	—	(312,245)
Comprehensive income (loss)	(949,131)	14,769	52,612	421	(881,329)
Comprehensive income (loss) attributable to noncontrolling interests	—	(6,879)	—	—	(6,879)
Comprehensive income (loss) attributable to Annaly	$(949,131)	$21,648	$52,612	$421	$(874,450)
Noncash investing and financing activities:
Receivable for unsettled trades	1,039,173	—	8,393	—	1,047,566
Payable for unsettled trades	2,144,692	1,546	38,231	29,850	2,214,319
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	(312,245)	—	—	—	(312,245)
Dividends declared, not yet paid	—	—	—	321,629	321,629
Total assets
Total assets	$70,047,768	$16,616,765	$2,647,052	$336,838	$89,648,423

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Nine Months Ended September 30, 2024
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,433,672	$1,059,247	$—	$8,235	$3,501,154
Interest expense	2,563,077	872,118	—	5,451	3,440,646
Net interest income	(129,405)	187,129	—	2,784	60,508
Servicing and related income	—	—	358,182	—	358,182
Servicing and related expense	—	—	37,821	—	37,821
Net servicing income	—	—	320,361	—	320,361
Other income (loss)	109,384	189,851	(12,513)	3,336	290,058
Less: Total general and administrative expenses	47,604	39,690	25,977	14,111	127,382
Income (loss) before income taxes	(67,625)	337,290	281,871	(7,991)	543,545
Income taxes	748	(9,966)	14,195	(124)	4,853
Net income (loss)	(68,373)	347,256	267,676	(7,867)	538,692
Less: Net income (loss) attributable to noncontrolling interest	—	18,838	—	—	18,838
Net income (loss) attributable to Annaly	(68,373)	328,418	267,676	(7,867)	519,854
Dividends on preferred stock	—	—	—	115,847	115,847
Net income (loss) available (related) to common stockholders	(68,373)	328,418	267,676	(123,714)	404,007
Unrealized gains (losses) on available-for-sale securities	92,843	—	—	—	92,843
Reclassification adjustment for net (gains) losses included in net income (loss)	530,354	—	—	—	530,354
Other comprehensive income (loss)	623,197	—	—	—	623,197
Comprehensive income (loss)	554,824	347,256	267,676	(7,867)	1,161,889
Comprehensive income (loss) attributable to noncontrolling interests	—	18,838	—	—	18,838
Comprehensive income (loss) attributable to Annaly	$554,824	$328,418	$267,676	$(7,867)	$1,143,051
Noncash investing and financing activities:
Receivable for unsettled trades	727,124	—	39,217	—	766,341
Payable for unsettled trades	1,811,196	—	74,090	—	1,885,286
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	623,197	—	—	—	623,197
Dividends declared, not yet paid	—	—	—	362,731	362,731
Total assets
Total assets	$71,699,019	$26,235,097	$3,371,113	$210,766	$101,515,995

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements

Nine Months Ended September 30, 2023
	Agency	Resi-credit	MSR	Corporate & Other	Consolidated
	(dollars in thousands)
Interest income	$2,058,371	$658,849	$—	$24,009	$2,741,229
Interest expense	2,279,586	504,011	—	15,466	2,799,063
Net interest income	(221,215)	154,838	—	8,543	(57,834)
Servicing and related income	—	—	265,683	—	265,683
Servicing and related expense	—	—	26,433	—	26,433
Net servicing income	—	—	239,250	—	239,250
Other income (loss)	(1,415,438)	91,439	61,314	(4,602)	(1,267,287)
Less: Total general and administrative expenses	44,401	36,757	22,210	20,284	123,652
Income (loss) before income taxes	(1,681,054)	209,520	278,354	(16,343)	(1,209,523)
Income taxes	1,213	14,034	22,706	(251)	37,702
Net income (loss)	(1,682,267)	195,486	255,648	(16,092)	(1,247,225)
Less: Net income (loss) attributable to noncontrolling interest	—	(7,797)	—	—	(7,797)
Net income (loss) attributable to Annaly	(1,682,267)	203,283	255,648	(16,092)	(1,239,428)
Dividends on preferred stock	—	—	—	104,495	104,495
Net income (loss) available (related) to common stockholders	(1,682,267)	203,283	255,648	(120,587)	(1,343,923)
Unrealized gains (losses) on available-for-sale securities	(443,957)	—	—	—	(443,957)
Reclassification adjustment for net (gains) losses included in net income (loss)	1,458,077	—	—	—	1,458,077
Other comprehensive income (loss)	1,014,120	—	—	—	1,014,120
Comprehensive income (loss)	(668,147)	195,486	255,648	(16,092)	(233,105)
Comprehensive income (loss) attributable to noncontrolling interests	—	(7,797)	—	—	(7,797)
Comprehensive income (loss) attributable to Annaly	$(668,147)	$203,283	$255,648	$(16,092)	$(225,308)
Noncash investing and financing activities:
Receivable for unsettled trades	1,039,173	—	8,393	—	1,047,566
Payable for unsettled trades	2,144,692	1,546	38,231	29,850	2,214,319
Net change in unrealized gains (losses) on available-for-sale securities, net of reclassification adjustment	1,014,120	—	—	—	1,014,120
Dividends declared, not yet paid	—	—	—	321,629	321,629
Total assets
Total assets	$70,047,768	$16,616,765	$2,647,052	$336,838	$89,648,423

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
The Company may seek to mitigate the potential financial impact of these risks by entering into interest rate agreements such as interest rate swaps, interest rate swaptions and other hedges.
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
The Company faces credit risk on the portions of its portfolio which are not guaranteed by the respective Agency or by the full faith and credit of the U.S. government. The Company is exposed to credit risk on commercial mortgage-backed securities, residential mortgage loans, CRT securities and other non-Agency mortgage-backed securities. MSR values may also be adversely impacted by rising borrower delinquencies which would reduce servicing income and increase overall costs to service the underlying mortgage loans. The Company is exposed to risk of loss if an issuer, borrower or counterparty fails to perform its obligations under contractual terms. The Company has established policies and procedures for mitigating credit risk, including reviewing and establishing limits for credit exposure, limiting transactions with specific counterparties, pre-purchase due diligence, maintaining qualifying collateral, continually assessing the creditworthiness of issuers, borrowers and counterparties, credit rating monitoring and active servicer oversight.
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

19. LEASE COMMITMENTS AND CONTINGENCIES

The Company’s operating leases are primarily comprised of corporate office leases with remaining lease terms of approximately one year and three years. The corporate office leases include options to extend for up to five years, however the extension terms were not included in the operating lease liability calculation. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The lease cost for the three and nine months ended September 30, 2024 and 2023 was $0.8 million and $2.5 million, and $0.8 million and $2.4 million, respectively.
Supplemental information related to leases as of and for the nine months ended September 30, 2024 was as follows:

Operating Leases	Classification	September 30, 2024
Assets	(dollars in thousands)
Operating lease right-of-use assets	Other assets	$3,660
Liabilities
Operating lease liabilities (1)	Other liabilities	$4,585
Lease term and discount rate
Weighted average remaining lease term		1.4 years
Weighted average discount rate (1)		3.4%
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases		$3,080
(1) For the Company’s leases that do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments.

The following table provides details related to maturities of lease liabilities:

Maturity of Lease Liabilities
Years ending December 31,	(dollars in thousands)
2024 (remaining)	$1,027
2025	3,149
2026	261
2027	269
2028	22
Later years	—
Total lease payments	$4,728
Less imputed interest	143
Present value of lease liabilities	$4,585

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 1. Financial Statements
Contingencies
From time to time, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company’s consolidated financial statements. There were no material contingencies at September 30, 2024 and December 31, 2023.

20. SUBSEQUENT EVENTS

In October 2024, the Company entered into a $300 million facility for financing its MSR investments.
In October 2024, the Company completed and closed the securitization of residential mortgage loans: OBX 2024-NQM15, with a face value of $635.8 million. The securitization represents a financing transaction which provided non-recourse financing to the Company collateralized by residential mortgage loans purchased by the Company.

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

INDEX TO ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Page
Overview	38
Business Environment	38
Economic Environment	39
Results of Operations	40
Net Income (Loss) Summary	41
Non-GAAP Financial Measures	43
Earnings Available for Distribution, Earnings Available for Distribution Attributable to Common Stockholders, Earnings Available for Distribution Per Average Common Share and Annualized EAD Return on Average Equity	43
Premium Amortization Expense	45
Economic Leverage and Economic Capital Ratios	45
Interest Income (excluding PAA), Economic Interest Expense and Economic Net Interest Income (excluding PAA)	46
Experienced and Projected Long-term CPR	47
Average Yield on Interest Earning Assets (excluding PAA), Net Interest Spread (excluding PAA), Net Interest Margin (excluding PAA), and Average Economic Cost of Interest Bearing Liabilities	48
Economic Interest Expense and Average Economic Cost of Interest Bearing Liabilities	49
Other Income (Loss)	50
General and Administrative Expenses	51
Return on Average Equity	52
Unrealized Gains and Losses - Available-for-Sale Investments	52
Financial Condition	52
Residential Securities	53
Contractual Obligations	55
Commitments and Contractual Obligations with Unconsolidated Entities	56
Capital Management	56
Stockholders’ Equity	56
Capital Stock	56
Leverage and Capital	57
Risk Management	58
Risk Appetite	58
Governance	58
Description of Risks	59
Liquidity and Funding Risk Management	59
Funding	59
Excess Liquidity	61
Maturity Profile	62
Stress Testing	63
Liquidity Management Policies	63
Investment/Market Risk Management	64
Credit Risk Management	64
Counterparty Risk Management	65
Operational Risk Management	66
Compliance, Regulatory and Legal Risk Management	67
Critical Accounting Estimates	67
Valuation of Financial Instruments	67
Residential Securities	67
Residential Mortgage Loans	68
MSR	68
Interest Rate Swaps	68
Revenue Recognition	68
Consolidation of Variable Interest Entities	69
Use of Estimates	69
Glossary of Terms	70

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

Business Environment
Fixed income markets benefited from two positive trends in the third quarter (“Q3 2024”). The Federal Reserve (the “Fed”) commenced a cycle of lowering the Federal Funds Target Rate to less restrictive levels, while the U.S. economy generally maintained its strong pace of growth. Officials lowered the Federal Funds Target Rate by 50 basis points at the September Federal Open Market Committee (“FOMC”) meeting, lowering short-term interest rates for the first time since the July 2023 FOMC meeting. Fed officials signaled that they intend to ease monetary policy over time as current policy remains restrictive, with the pace and extent of easing dependent on incoming economic data. The Fed's cutting cycle will be geared at lowering interest rates to levels that promote a healthy, stable labor market while keeping inflation near its 2% target. Short-term interest rate markets currently price this “neutral rate” at 3.25%, though estimates have varied somewhat in recent weeks.
The change in monetary policy was driven by the labor market, as reduced demand for workers and slower hiring have moved labor supply and demand roughly in balance for the first time in the past three years. For much of the post-pandemic experience, strong demand for labor had exceeded available supply, leading to higher wage growth and the potential for a negative feedback loop between rising prices and rising wages. According to the minutes of the September FOMC meeting, Fed officials judged that risks of such a feedback loop appear to have declined. Inflation continues to normalize with personal consumption expenditures excluding food and energy (“core PCE”) likely to run only slightly above 2% annualized in Q3 2024.
The market's pricing of additional rate cuts has led to a steeper yield curve, increasing the attractiveness of fixed income assets more broadly and Agency MBS in particular. In addition, interest rate volatility has continued to decline to the lowest levels since the March 2023 regional banking crisis, though it remains meaningfully above pre-pandemic historical average levels. These developments have been supportive of our diversified business model, as seen in the strong performance delivered in the quarter. We generated an economic return of 4.9% in Q3 2024 and our earnings available for distribution (“EAD”) exceeded our common dividend. We achieved these results with continued robust earnings power of our portfolio even with lower economic leverage, which decreased modestly during the quarter to 5.7x.
Our strong performance and the supportive backdrop for our investment strategies allowed us to raise over $1.1 billion of accretive common equity over the quarter through our at-the-market sales program. The environment to deploy capital remains attractive as the market value of all three of our business lines increased quarter over quarter.
With respect to our portfolio activity during the quarter, in light of the capital raised, our Agency MBS investments grew by over $4 billion notional value with the remaining increase in market value attributable to price appreciation. Despite the positive fixed income market backdrop, Agency MBS performance was bifurcated across coupons. Lower coupons benefited from strong money manager demand, while the decline in mortgage rates raised concerns regarding prepayment behavior in higher coupons, leading such coupons to underperform their respective interest rate hedges. Given this relative performance, we increased our allocation to 5.0% coupons and higher given their attractiveness relative to intermediate and lower coupons. This represents an extension of our methodical migration up the coupon stack over the last two years with a diligent focus on high-quality pool selection. For example, 6.0% coupons and higher represent roughly a quarter of our portfolio, though the majority of these higher coupon holdings are held in specified pool form that offer significant protections from higher prepayment speeds.
Our outlook for the Agency MBS sector remains favorable. Notably, the supply and demand technical factors, often a headwind over the past few years, have continued to improve as net supply is trending lower, likely reaching levels somewhat below 2023 totals. Meanwhile, fixed income flows have helped improve money manager demand for this year, which is currently running at nearly double the estimated pace from last year. In addition, appetite from banks and overseas investors should increase as the Fed’s normalization of interest rates, leading the spread between MBS yields and deposit rates to increase and currency hedging costs to decline.
We maintained conservative interest rate exposure throughout the quarter, while benefiting from a position geared towards the steepening of the yield curve that ultimately took place during the quarter. As interest rate levels declined throughout Q3 2024,

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
we proactively managed our rate exposure, shifting hedges across the yield curve as mortgage durations contracted. Going forward, we expect continued interest rate volatility driven by the upcoming elections, geopolitical risks and the trajectory of fiscal deficits, which present uncertainty around the terminal level of interest rates.
Meanwhile our Residential Credit portfolio increased approximately $535 million in Q3 2024 to $6.5 billion in economic market value and $2.3 billion of dedicated capital, representing 18% of the firm’s equity. Growth continued to be driven by our correspondent platform with our residential whole loan and retained Onslow Bay (“OBX”) securitization portfolio.
Capitalizing on firm credit spreads, which moved in roughly a 10 basis point range during the quarter, we closed six securitizations totaling $3.2 billion in unpaid principal balance. Since the beginning of 2024, we have now priced 18 securitizations totaling $9.4 billion, establishing Onslow Bay as the largest non-bank securitization sponsor in the residential credit market and second largest overall. The quarter once again produced record volumes across both locks and fundings at $4.4 billion and $2.9 billion, respectively. Our diligent focus on underwriting sound credit risk and proactive asset management has led to OBX Non-QM securitizations having the lowest delinquencies across the top 10 largest issuers in the market. The Residential Credit business remains well-positioned given the optionality of our growing correspondent channel and our ability to manufacture high-yielding assets across various spread environments.
We continued to grow our holdings of mortgage servicing rights (“MSR”) to $2.8 billion in market value as we committed to purchase a bulk transaction comprising $125 million in market value, which is expected to settle before year-end 2024. The mark on the portfolio decreased slightly in the quarter given a relatively sharp 80 basis point decline in the mortgage rate, highlighting the durability of a portfolio whose average refinancing incentive is 300 basis points below current mortgage rates. Fundamental performance of the portfolio remained strong as the 3-month annualized prepayment speed of the portfolio was 3.9%, serious delinquencies were minimal at 45 basis points, deposit income remains elevated given the shape of the yield curve, and increased competition in the subservicing market has benefited financial participants like us.
On the strategic front as it relates to MSR, our long history of formulating value-add partnerships was again on display this quarter as we announced a sub-servicing partnership with Rocket Mortgage (“Rocket”) in early October. Our size and the stability of our capital helped develop this relationship and we are pleased to be Rocket’s first Agency MSR subservicing client. Rocket is expected to begin servicing loans for us as early as December, and this partnership should allow us to benefit from Rocket’s recapture abilities and we expect it to increase our competitiveness in purchasing new MSR. Similar to our existing sub-servicing agreement, our Rocket agreement allows us to effectively participate in the gain on sale of a loan refinanced by our recapture partners, helping to preserve and protect our portfolio.
Earnings available for distribution and economic leverage are non-GAAP financial measures. Refer to "Non-GAAP Financial Measures" for additional information, including a reconciliation to its most directly comparable GAAP results.

Economic Environment
U.S. real economic growth remained sound in the third quarter, as gross domestic product rose 2.8% on a seasonally adjusted annualized rate (“SAAR”), in line with average growth seen in the first half of this year. Measures of consumption indicate that rising real household incomes have led consumers to maintain spending power, with consumer spending rising 3.7% SAAR in the third quarter. However, consumers appear to be increasingly cautious as elevated short-term interest rates, low savings rates, a slowing labor market, and declining confidence appear to weigh on spending behavior going forward. Nonresidential investment activity appears to have been robust during the quarter, particularly in equipment and intangibles, though residential investment remains muted as the restrictive monetary policy and inclement weather have impacted housing construction.
The supply and demand for labor has continued to move into better balance. According to the Bureau of Labor Statistics, seasonally adjusted total non-farm payroll employment rose at a stronger rate than the prior quarter, with a monthly average 186,000 workers added in the third quarter compared to 177,000 workers in the second quarter. The unemployment rate ended the quarter at 4.1% after reaching 4.3% in July, the highest monthly reading since the fourth quarter of 2021, as more people entered the labor force, but ultimately were unable to find employment. At the same time, wage growth, as measured by the year-over-year change in average hourly earnings, rose to 4.0% in September compared to 3.8% in June.
Inflation readings, as measured by the year-over-year changes in the Personal Consumption Expenditure Chain Price Index (“PCE”) remain above the Fed’s 2% inflation target and progress on disinflationary measures appears to have resumed following the firmer readings in the early part of the year. Total PCE prices over the 12 months ended in September fell to 2.1% compared to the 2.4% recorded by the same metric in June, while core PCE inflation, which excludes volatile food and energy prices, rose slightly from 2.6% in June to 2.7% year-over-year in September. Price pressures eased in several services, including transportation and recreation services, as airline fares and live event pricing pressures continue to ease. Shelter inflation, one of the largest expenses for households and therefore the largest weight in the Consumer Price Index , continues to ease at an uneven pace, with monthly readings during the quarter showing an elevated degree of volatility. A further slowdown in aggregate inflation is likely to continue, particularly if shelter inflation eases further, as is widely expected.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The Fed conducts monetary policy with a dual mandate: full employment and price stability. Given the significant progress in reducing inflation, participants of the FOMC judged that the risks to achieving their dual mandate were in balance and that it is appropriate to begin to ease the stance of policy. At the September FOMC meeting, the Committee reduced their target range for the federal funds rate to 4.75 – 5.0% and forecast a further 50 basis points in cuts through the end of the year. The FOMC concluded that recalibrating the stance of policy closer to their observed neutral rate would help sustain the strength of the economy while continuing to promote progress on inflation. Meanwhile, regarding the FOMC’s balance sheet policy, the decline in their securities portfolio, which started in 2022, continued throughout the third quarter at a pace of $25 billion per month in Treasury securities and $35 billion per month in MBS.
Interest rate levels fell during the third quarter as market participants priced a downward shift in the Fed’s policy rate path. The most pronounced shift occurred in short-term rates, leading the Treasury yield curve to steepen. Measures of interest rate volatility remained high as policy uncertainty in the near term rose notably. The 10-year U.S. Treasury rate declined from 4.40% on June 30 to 3.78% on September 30, 2024. At the same time, the mortgage basis, or the spread between the 30-year Agency MBS coupon and 10-year U.S. Treasury rate, tightened from 147 basis points to 118 basis points over the same period.
The following table presents interest rates and spreads at each date presented:

	September 30, 2024	December 31, 2023	September 30, 2023
30-Year mortgage current coupon	4.96%	5.25%	6.36%
Mortgage basis	118 bps	137 bps	179 bps
10-Year U.S. Treasury rate	3.78%	3.88%	4.57%
OIS SOFR Swaps
1-Month	4.86%	5.35%	5.32%
6-Month	4.31%	5.15%	5.45%

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Net Income (Loss) Summary
The following table presents financial information related to our results of operations as of and for the three and nine months ended September 30, 2024 and 2023.

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
Interest income	$1,229,341	$1,001,485	$3,501,154	$2,741,229
Interest expense	1,215,940	1,046,819	3,440,646	2,799,063
Net interest income	13,401	(45,334)	60,508	(57,834)
Servicing and related income	122,583	97,620	358,182	265,683
Servicing and related expense	12,988	9,623	37,821	26,433
Net servicing income	109,595	87,997	320,361	239,250
Other income (loss)	(2,859)	(559,446)	290,058	(1,267,287)
Less: Total general and administrative expenses	43,921	39,909	127,382	123,652
Income (loss) before income taxes	76,216	(556,692)	543,545	(1,209,523)
Income taxes	(6,135)	12,392	4,853	37,702
Net income (loss)	82,351	(569,084)	538,692	(1,247,225)
Less: Net income (loss) attributable to noncontrolling interests	15,906	(6,879)	18,838	(7,797)
Net income (loss) attributable to Annaly	66,445	(562,205)	519,854	(1,239,428)
Less: Dividends on preferred stock	41,628	36,854	115,847	104,495
Net income (loss) available (related) to common stockholders	$24,817	$(599,059)	$404,007	$(1,343,923)
Net income (loss) per share available (related) to common stockholders
Basic	$0.05	$(1.21)	$0.80	$(2.73)
Diluted	$0.05	$(1.21)	$0.80	$(2.73)
Weighted average number of common shares outstanding
Basic	515,729,658	494,330,361	505,800,723	492,744,997
Diluted	516,832,152	494,330,361	506,618,143	492,744,997
Other information
Investment portfolio at period-end	$97,742,854	$85,339,029	$97,742,854	$85,339,029
Average total assets	$97,592,286	$89,489,450	$94,973,839	$86,915,407
Average equity	$11,901,427	$11,282,201	$11,661,014	$11,460,715
GAAP leverage at period-end (1)	6.9:1	7.1:1	6.9:1	7.1:1
GAAP capital ratio at period-end (2)	12.4%	11.9%	12.4%	11.9%
Annualized return (loss) on average total assets	0.34%	(2.54%)	0.76%	(1.91%)
Annualized return (loss) on average equity (3)	2.77%	(20.18%)	6.16%	(14.51%)
Net interest margin (4)	0.06%	(0.20%)	0.09%	(0.09%)
Average yield on interest earning assets (5)	5.16%	4.49%	5.07%	4.25%
Average GAAP cost of interest bearing liabilities (6)	5.42%	5.27%	5.42%	4.95%
Net interest spread	(0.26%)	(0.78%)	(0.35%)	(0.70%)
Weighted average experienced CPR for the period	7.6%	7.3%	7.0%	6.6%
Weighted average projected long-term CPR at period-end	11.9%	7.1%	11.9%	7.1%
Common stock book value per share	$19.54	$18.25	$19.54	$18.25
Non-GAAP metrics *
Interest income (excluding PAA)	$1,250,706	$995,423	$3,512,200	$2,723,735
Economic interest expense (6)	$882,244	$652,142	$2,459,504	$1,593,387
Economic net interest income (excluding PAA)	$368,462	$343,281	$1,052,696	$1,130,348
Premium amortization adjustment cost (benefit)	$21,365	$(6,062)	$11,046	$(17,494)
Earnings available for distribution (7)	$382,509	$361,979	$1,117,610	$1,178,584
Earnings available for distribution per average common share	$0.66	$0.66	$1.98	$2.18
Annualized EAD return on average equity (excluding PAA)	12.95%	12.96%	12.88%	13.84%
Economic leverage at period-end (1)	5.7:1	6.4:1	5.7:1	6.4:1
Economic capital ratio at period-end (2)	14.6%	13.1%	14.6%	13.1%
Net interest margin (excluding PAA) (4)	1.52%	1.48%	1.51%	1.63%
Average yield on interest earning assets (excluding PAA) (5)	5.25%	4.46%	5.09%	4.22%
Average economic cost of interest bearing liabilities (6)	3.93%	3.28%	3.87%	2.82%
Net interest spread (excluding PAA)	1.32%	1.18%	1.22%	1.40%

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
(3) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 0.69%, and (5.04%) for the three months ended September 30, 2024 and 2023, respectively, and 4.62% and (10.88%) for the the nine months ended September 30, 2024 and 2023, respectively.
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

GAAP
Net income (loss) was $82.4 million, which includes $15.9 million attributable to noncontrolling interests, or $0.05 per average basic common share, for the three months ended September 30, 2024, compared to ($569.1) million, which includes ($6.9) million attributable to noncontrolling interests, or ($1.21) per average basic common share, for the same period in 2023. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on derivatives. Net gains (losses) on investments and other was $1.7 billion for the three months ended September 30, 2024 compared to ($2.7) billion for the same period in 2023. Net interest income for the three months ended September 30, 2024 was $13.4 million compared to ($45.3) million for the same period in 2023. Net servicing income for the three months ended September 30, 2024 was $109.6 million compared to $88.0 million for the same period in 2023. Net gains (losses) on derivatives was ($1.8) billion for the three months ended September 30, 2024 compared to $2.1 billion for the same period in 2023.
Net income (loss) was $538.7 million, which includes $18.8 million attributable to noncontrolling interests, or $0.80 per average basic common share, for the nine months ended September 30, 2024 compared to ($1.2) billion, which includes ($7.8) million attributable to noncontrolling interests, or ($2.73) per average basic common share, for the same period in 2023. We attribute the majority of the change in net income (loss) to favorable changes in net gains (losses) on investments and other, net interest income, and net servicing income, partially offset by an unfavorable change in net gains (losses) on derivatives. Net gains (losses) on investments and other was $160.8 million for the nine months ended September 30, 2024 compared to ($4.0) billion for the same period in 2023. Net interest income for the nine months ended September 30, 2024 was $60.5 million compared to ($57.8) million for the same period in 2023. Net servicing income for the nine months ended September 30, 2024 was $320.4 million compared to $239.3 million for the same period in 2023. Net gains on derivatives for the nine months ended September 30, 2024 was $53.6 million compared to $2.7 billion for the same period in 2023. Refer to the section titled “Other income (loss)” located within this Item 2 for additional information related to these changes.
Non-GAAP
Earnings available for distribution were $382.5 million, or $0.66 per average common share, for the three months ended September 30, 2024 compared to $362.0 million, or $0.66 per average common share, for the same period in 2023. The change in earnings available for distribution during the three months ended September 30, 2024, compared to the same period in 2023, was primarily due to higher coupon income, resulting from higher residential mortgage loan and reverse repurchase agreement balances and purchasing securities higher up in the coupon stack, and higher net servicing income. This change was partially offset by higher interest expense from an increase in average borrowing rates and average interest bearing liabilities, and an unfavorable change in the net interest component of interest rate swaps.
Earnings available for distribution were $1.1 billion, or $1.98 per average common share, for the nine months ended September 30, 2024, compared to $1.2 billion, or $2.18 per average common share, for the same period in 2023. The change in earnings available for distribution during the nine months ended September 30, 2024, compared to the same period in 2023, was

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
primarily due to higher interest expense from an increase in average borrowing rates and average interest bearing liabilities and an unfavorable change in the net interest component of interest rate swaps. This change was partially offset by higher coupon income, resulting from increased residential mortgage loan balances, purchasing securities higher up in the coupon stack, lower premium amortization expense, excluding PAA, and higher net servicing income.
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
The following table presents a reconciliation of GAAP financial results to non-GAAP earnings available for distribution for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands, except per share data)
GAAP net income (loss)	$82,351	$(569,084)	$538,692	$(1,247,225)
Adjustments to exclude reported realized and unrealized (gains) losses
Net (gains) losses on investments and other (1)	(1,724,051)	2,710,208	(161,057)	4,025,333
Net (gains) losses on derivatives (2)	2,071,493	(1,732,753)	892,383	(1,496,327)
Loan loss provision (reversal)	—	—	—	(219)
Other adjustments
Amortization of intangibles	673	2,384	2,019	3,900
Non-EAD (income) loss allocated to equity method investments (3)	1,465	(140)	1,158	157
Transaction expenses and non-recurring items (4)	4,966	1,882	14,032	5,890
Income tax effect of non-EAD income (loss) items	(9,248)	9,444	(2,150)	30,086
TBA dollar roll income and CMBX coupon income (5)	(1,132)	(1,016)	729	18,901
MSR amortization (6)	(62,480)	(49,073)	(169,201)	(133,793)
EAD attributable to noncontrolling interests	(2,893)	(3,811)	(10,041)	(10,625)
Premium amortization adjustment cost (benefit)	21,365	(6,062)	11,046	(17,494)
Earnings available for distribution *	382,509	361,979	1,117,610	1,178,584
Dividends on preferred stock	41,628	36,854	115,847	104,495
Earnings available for distribution attributable to common stockholders *	$340,881	$325,125	$1,001,763	$1,074,089
GAAP net income (loss) per average common share	$0.05	$(1.21)	$0.80	$(2.73)
Earnings available for distribution per average common share *	$0.66	$0.66	$1.98	$2.18
Annualized GAAP return (loss) on average equity (7)	2.77%	(20.18%)	6.16%	(14.51%)
Annualized EAD return on average equity *	12.95%	12.96%	12.88%	13.84%
* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
(1) Includes write-downs or recoveries which are reported in Other, net in the Company's Consolidated Statement of Comprehensive Income (Loss).
(2) The adjustment to add back Net (gains) losses on derivatives does not include the net interest component of interest rate swaps which is reflected in earnings available for distribution. The net interest component of interest rate swaps totaled $317.5 million and $394.7 million for the three months ended September 30, 2024 and 2023, respectively, and $946.0 million and $1.2 billion for the nine months ended September 30, 2024 and 2023, respectively.
(3) Represents unrealized (gains) losses allocated to equity interests in a portfolio of MSR, which is a component of Other, net in the Consolidated Statements of Comprehensive Income (Loss).
(4) Represents costs incurred in connection with securitizations of residential whole loans.
(5) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives in the Consolidated Statements of Comprehensive Income (Loss). CMBX coupon income totaled $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.
(6) MSR amortization utilizes purchase date cash flow assumptions and actual unpaid principal balances and is calculated as the difference between projected MSR yield income and net servicing income for the period.
(7) Annualized GAAP return (loss) on average equity annualizes realized and unrealized gains and (losses) which may not be indicative of full year performance, unannualized GAAP return (loss) on average equity is 0.69%, and (5.04%) for the three months ended September 30, 2024 and 2023, respectively, and 4.62% and (10.88%) for the the nine months ended September 30, 2024 and 2023, respectively.

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
The following table illustrates the impact of the PAA on premium amortization expense for our Residential Securities portfolio for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollars in thousands)
Premium amortization expense	$53,448	$24,272	$90,617	$113,911
Less: PAA cost (benefit)	21,365	(6,062)	11,046	(17,494)
Premium amortization expense (excluding PAA)	$32,083	$30,334	$79,571	$131,405

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
Our economic leverage ratio is computed as the sum of recourse debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity. Recourse debt consists of repurchase agreements, other secured financing, and U.S Treasury securities sold, not yet purchased. Debt issued by securitization vehicles and participations issued are non-recourse to us and are excluded from economic leverage.
The following table presents a reconciliation of GAAP debt to economic debt for purposes of calculating our economic leverage ratio for the periods presented:

	As of
	September 30, 2024	September 30, 2023
Economic leverage ratio reconciliation	(dollars in thousands)
Repurchase agreements	$64,310,276	$64,693,821
Other secured financing	600,000	500,000
Debt issued by securitization vehicles	18,709,118	9,983,847
Participations issued	467,006	788,442
U.S. Treasury securities sold, not yet purchased	2,043,519	—
Total GAAP debt	$86,129,919	$75,966,110
Less Non-Recourse Debt:
Debt issued by securitization vehicles	$(18,709,118)	$(9,983,847)
Participations issued	(467,006)	(788,442)
Total recourse debt	$66,953,795	$65,193,821
Plus / (Less):
Cost basis of TBA derivatives	3,333,873	1,965,117
Payable for unsettled trades	1,885,286	2,214,319
Receivable for unsettled trades	(766,341)	(1,047,566)
Economic debt *	$71,406,613	$68,325,691
Total equity	$12,539,949	$10,677,057
Economic leverage ratio *	5.7:1	6.4:1

* Represents a non-GAAP financial measure. Refer to the disclosure within this section above for additional information on non-GAAP financial measures.
The following table presents a reconciliation of GAAP total assets to economic total assets for purposes of calculating our economic capital ratio for the periods presented:

	As of
	September 30, 2024	September 30, 2023
Economic capital ratio reconciliation	(dollars in thousands)
Total GAAP assets	$101,515,995	$89,648,423
Less:
Gross unrealized gains on TBA derivatives (1)	(2,869)	(7,232)
Debt issued by securitization vehicles	(18,709,118)	(9,983,847)
Plus:
Implied market value of TBA derivatives	3,328,141	1,925,614
Total economic assets *	$86,132,149	$81,582,958
Total equity	$12,539,949	$10,677,057
Economic capital ratio (2) *	14.6%	13.1%

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
The following tables present a reconciliation of GAAP interest income and GAAP interest expense to non-GAAP interest income (excluding PAA), economic interest expense and economic net interest income (excluding PAA), respectively, for the periods presented:
Interest Income (excluding PAA)

	GAAP Interest Income	PAA Cost (Benefit)	Interest Income (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2024	$1,229,341	$21,365	$1,250,706
September 30, 2023	$1,001,485	$(6,062)	$995,423
For the nine months ended
September 30, 2024	$3,501,154	$11,046	$3,512,200
September 30, 2023	$2,741,229	$(17,494)	$2,723,735
* Represents a non-GAAP financial measure. Refer to disclosures within this section above for additional information on non-GAAP financial measures.
Economic Interest Expense and Economic Net Interest Income (excluding PAA)

	GAAP Interest Expense	Add: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Interest Expense *	GAAP Net Interest Income	Less: Net Interest Component of Interest Rate Swaps and Net Interest on Initial Margin	Economic Net Interest Income *	Add: PAA Cost (Benefit)	Economic Net Interest Income (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2024	$1,215,940	$(333,696)	$882,244	$13,401	$(333,696)	$347,097	$21,365	$368,462
September 30, 2023	$1,046,819	$(394,677)	$652,142	$(45,334)	$(394,677)	$349,343	$(6,062)	$343,281
For the nine months ended
September 30, 2024	$3,440,646	$(981,142)	$2,459,504	$60,508	$(981,142)	$1,041,650	$11,046	$1,052,696
September 30, 2023	$2,799,063	$(1,205,676)	$1,593,387	$(57,834)	$(1,205,676)	$1,147,842	$(17,494)	$1,130,348
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Experienced CPR (1)	Projected Long-term CPR (2)
For the three months ended
September 30, 2024	7.6%	11.9%
September 30, 2023	7.3%	7.1%
For the nine months ended
September 30, 2024	7.0%	11.9%
September 30, 2023	6.6%	7.1%
(1) For the three and nine months ended September 30, 2024 and 2023, respectively. (2) At September 30, 2024 and 2023, respectively.

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
Disclosure of these measures, which are presented below, provides investors with additional detail regarding how management evaluates our performance.
Net Interest Spread (excluding PAA)

	Average Interest Earning Assets (1)	Interest Income (excluding PAA) *	Average Yield on Interest Earning Assets (excluding PAA) *	Average Interest Bearing Liabilities (2)	Economic Interest Expense * (2)	Average Economic Cost of Interest Bearing Liabilities * (2)	Economic Net Interest Income (excluding PAA) *	Net Interest Spread (excluding PAA) *
For the three months ended	(dollars in thousands)
September 30, 2024	$95,379,071	$1,250,706	5.25%	$87,819,655	$882,244	3.93%	$368,462	1.32%
September 30, 2023	$89,300,922	$995,423	4.46%	$77,780,989	$652,142	3.28%	$343,281	1.18%
For the nine months ended
September 30, 2024	$92,042,244	$3,512,200	5.09%	$83,467,666	$2,459,504	3.87%	$1,052,696	1.22%
September 30, 2023	$86,066,958	$2,723,735	4.22%	$74,613,728	$1,593,387	2.82%	$1,130,348	1.40%
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

Net Interest Margin (excluding PAA)

	Interest Income (excluding PAA) *	TBA Dollar Roll and CMBX Coupon Income (1)	Economic Interest Expense *	Subtotal	Average Interest Earnings Assets	Average TBA Contract and CMBX Balances	Subtotal	Net Interest Margin (excluding PAA) *
For the three months ended		(dollars in thousands)
September 30, 2024	$1,250,706	(1,132)	(882,244)	$367,330	$95,379,071	973,713	$96,352,784	1.52%
September 30, 2023	$995,423	(1,016)	(652,142)	$342,265	$89,300,922	2,960,081	$92,261,003	1.48%
For the nine months ended
September 30, 2024	$3,512,200	729	(2,459,504)	$1,053,425	$92,042,244	707,431	$92,749,675	1.51%
September 30, 2023	$2,723,735	18,901	(1,593,387)	$1,149,249	$86,066,958	7,737,723	$93,804,681	1.63%
* Represents a non-GAAP financial measure. Refer to the “Non-GAAP Financial Measures” section for additional information.
(1) TBA dollar roll income and CMBX coupon income each represent a component of Net gains (losses) on derivatives. CMBX coupon income totaled $0 and $0 for the three months ended September 30, 2024 and 2023, respectively. CMBX coupon income totaled $0 and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively.

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
Average Economic Cost of Interest Bearing Liabilities

	Average Interest Bearing Liabilities	Interest Bearing Liabilities at Period End	Economic Interest Expense * (1)	Average Economic Cost of Interest Bearing Liabilities *	Average One- Month Term SOFR	Average Six- Month Term SOFR	Average One-Month Term SOFR Relative to Average Six- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average One- Month Term SOFR	Average Economic Cost of Interest Bearing Liabilities Relative to Average Six-Month Term SOFR
For the three months ended
September 30, 2024	$87,819,655	$85,529,919	$882,244	3.93%	5.22%	4.82%	0.40%	(1.29%)	(0.89%)
September 30, 2023	$77,780,989	$75,466,110	$652,142	3.28%	5.29%	5.44%	(0.15%)	(2.01%)	(2.16%)
For the nine months ended
September 30, 2024	$83,467,666	$85,529,919	$2,459,504	3.87%	5.29%	5.10%	0.19%	(1.42%)	(1.23%)
September 30, 2023	$74,613,728	$75,466,110	$1,593,387	2.82%	4.98%	5.17%	(0.19%)	(2.16%)	(2.35%)
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

Economic interest expense increased by $230.1 million for the three months ended September 30, 2024, compared to the same period in 2023, primarily due to higher interest expense on securitized debt and repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities, as well as the reduction in the net interest component of interest rate swaps, which was $317.5 million for the three months ended September 30, 2024, compared to $394.7 million for the same period in 2023.
Economic interest expense increased by $866.1 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to higher interest expense on securitized debt and repurchase agreements reflecting higher borrowing rates and higher average interest bearing liabilities as well as the reduction in the net interest component of interest rate swaps, which was $946.0 million for the nine months ended September 30, 2024 compared to $1.2 billion for the same period in 2023.
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
At September 30, 2024 and December 31, 2023, the majority of our debt represented repurchase agreements and other secured financing arrangements collateralized by a pledge of our Residential Securities, residential mortgage loans, and MSR. All of our Residential Securities are currently accepted as collateral for these borrowings. However, we limit our borrowings, and thus our potential asset growth, in order to maintain unused borrowing capacity and maintain the liquidity and strength of our balance sheet.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Other Income (Loss)
For the Three Months Ended September 30, 2024 and 2023

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments was ($169.1) million for the three months ended September 30, 2024, compared to ($616.5) million for the same period in 2023. For the three months ended September 30, 2024, we disposed of Residential Securities with a carrying value of $2.8 billion for an aggregate net gain (loss) of ($8.3) million. For the same period in 2023, we disposed of Residential Securities, with a carrying value of $6.9 billion for an aggregate net gain (loss) of ($602.6) million.
Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was ($117.1) million for the three months ended September 30, 2024, compared to $0 for the same period in 2023.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $1.9 billion for the three months ended September 30, 2024, compared to ($2.1) billion for the same period in 2023, primarily due to favorable changes in unrealized gains (losses) on Agency MBS of $3.8 billion, securitized residential whole loans of consolidated VIEs of $953.6 million, residential credit securities of $61.6 million, U.S. Treasury securities sold, not yet purchased of $29.1 million, and residential whole loans of $23.3 million, partially offset by unfavorable changes in residential securitized debt of consolidated VIEs of ($725.3) million, MSR of ($114.2) million, and CRT securities of ($19.4) million.
Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the three months ended September 30, 2024 was ($1.4) billion compared to $1.9 billion for the same period in 2023, primarily attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, realized gains (losses) on interest rate swaps and net interest component of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($1.6) billion for the three months ended September 30, 2024, compared to $1.5 billion for the same period in 2023. Realized gains (losses) on termination of interest rate swaps was ($94.0) million for the three months ended September 30, 2024, compared to $16.4 million for the same period in 2023, which reflected our termination of fixed-rate payer interest rate swaps with notional amounts of $5.1 billion, compared to notional amounts of $1.1 billion and $300.0 million of fixed-rate payer and receiver interest rate swaps for the same period in 2023. Net interest component on interest rate swaps was $317.5 million for the three months ended September 30, 2024, compared to $394.7 million for the same period in 2023.
Net gains (losses) on other derivatives was ($395.0) million for the three months ended September 30, 2024, compared to $240.8 million for the same period in 2023. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($291.5) million for the three months ended September 30, 2024, compared to $441.0 million for the same period in 2023, and net gains (losses) on interest rate swaptions, which was ($135.0) million for the three months ended September 30, 2024, compared to ($78.9) million for the same period in 2023, partially offset by a favorable change in net gains (losses) on TBA derivatives, which was $22.4 million for the three months ended September 30, 2024, compared to ($123.7) million for the same period in 2023.

Other, Net
Other, net includes brokerage and commission fees, due diligence costs, securitization expenses, and interest on custodial balances. We also report in Other, net items whose amounts, either individually or in the aggregate, would not, in the opinion of management, be meaningful to readers of the financial statements. Given the nature of certain components of this line item, balances may fluctuate from period to period. Other, net for the three months ended September 30, 2024 was $27.4 million compared to $26.3 million for the same period in 2023, primarily attributable to an increase in interest on custodial balances and decrease in asset write-downs, partially offset by an increase in securitization related costs and MSR financing expenses.

For the Nine Months Ended September 30, 2024 and 2023

Net Gains (Losses) on Investments and Other
Net gains (losses) on disposal of investments and other was ($1.1) billion for the nine months ended September 30, 2024 compared to ($1.7) billion for the same period in 2023. For the nine months ended September 30, 2024, we disposed of Residential Securities with a carrying value of $16.0 billion for an aggregate net gain (loss) of ($821.5) million. For the same

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
period in 2023, we disposed of Residential Securities with a carrying value of $20.5 billion for an aggregate net gain (loss) of ($1.7) billion.
Realized gains (losses) on U.S. Treasury securities sold, not yet purchased was ($126.0) million for the nine months ended September 30, 2024, compared to $0 for the same period in 2023.
Net unrealized gains (losses) on instruments measured at fair value through earnings was $1.2 billion for the nine months ended September 30, 2024 compared to ($2.3) billion for the same period in 2023, primarily due to favorable changes on Agency MBS of $3.2 billion, securitized residential whole loans of consolidated VIEs of $831.3 million, U.S. Treasury securities sold, not yet purchased of $117.5 million, non-Agency MBS of $109.7 million, and participations issued of $24.3 million partially offset by unfavorable changes in unrealized gains (losses) on securitized debt of consolidated VIEs of ($553.1) million, mortgage servicing rights of ($131.1) million, CRT securities of ($56.9) million, and residential whole loans of ($35.7) million.

Net Gains (Losses) on Derivatives
Net gains (losses) on interest rate swaps for the nine months ended September 30, 2024 was $265.4 million compared to $2.5 billion for the same period in 2023, attributable to unfavorable changes in unrealized gains (losses) on interest rate swaps, the change in the net interest component of interest rate swaps and realized gains (losses) on termination of interest rate swaps. Unrealized gains (losses) on interest rate swaps was ($584.1) million for the nine months ended September 30, 2024 compared to $1.4 billion for the same period in 2023. Net interest component on interest rate swaps was $946.0 million for the nine months ended September 30, 2024 compared to $1.2 billion for the same period in 2023. Realized gains (losses) on termination of interest rate swaps was ($96.5) million for the nine months ended September 30, 2024, compared to ($81.3) million for the same period in 2023, which reflected our termination of fixed-rate payer and receiver interest rate swaps with notional amounts of $7.7 billion and $3.3 billion, compared to fixed-rate payer and receiver interest rate swaps with notional amounts of $4.2 billion and $6.6 billion for the same period in 2023.
Net gains (losses) on other derivatives was ($211.7) million for the nine months ended September 30, 2024 compared to $216.6 million for the same period in 2023. The change in net gains (losses) on other derivatives was primarily due to unfavorable changes in net gains (losses) on futures, which was ($152.1) million for the nine months ended September 30, 2024 compared to $415.7 million for the same period in 2023, and net gains (losses) on interest rate swaptions, which was ($92.8) million for the nine months ended September 30, 2024 compared to ($69.2) million for the same period in 2023, partially offset by a favorable change in TBA derivatives, which was $28.3 million for the nine months ended September 30, 2024 compared to ($123.7) million for the same period in 2023.

Other, Net
Other, net for the nine months ended September 30, 2024 was $75.6 million compared to $50.9 million for the same period in 2023, primarily attributable to an increase in interest on custodial balances and decrease in asset write-downs, partially offset by an increase in securitization related costs and MSR financing expenses.
General and Administrative Expenses
General and administrative (“G&A”) expenses consist of compensation and other expenses. The following table shows our total G&A expenses as compared to average total assets and average equity for the periods presented.
G&A Expenses and Operating Expense Ratios

	Total G&A Expenses	Total G&A Expenses/Average Assets	Total G&A Expenses/Average Equity
For the three months ended	(dollars in thousands)
September 30, 2024	$43,921	0.18%	1.48%
September 30, 2023	$39,909	0.18%	1.41%
For the nine months ended
September 30, 2024	$127,382	0.18%	1.46%
September 30, 2023	$123,652	0.19%	1.44%

G&A expenses were $43.9 million for the three months ended September 30, 2024, an increase of $4.0 million compared to the same period in 2023. The change in the period was primarily due to an increase in compensation expense, partially offset by lower expenses related to technology and professional fees.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
G&A expenses were $127.4 million for the nine months ended September 30, 2024, an increase of $3.7 million compared to the same period in 2023. The change in the period was primarily due to an increase in compensation expense, partially offset by lower expenses related to technology and professional fees.

Return on Average Equity
The following table shows the components of our annualized return on average equity for the periods presented.
Components of Annualized Return on Average Equity

	Economic Net Interest Income/ Average Equity (1)	Net Servicing Income/Average Equity	Other Income (Loss)/Average Equity (2)	G&A Expenses/ Average Equity	Income Taxes/ Average Equity	Return on Average Equity
For the three months ended
September 30, 2024	11.12%	3.68%	(10.76%)	(1.48%)	0.21%	2.77%
September 30, 2023	12.39%	3.12%	(33.84%)	(1.41%)	(0.44%)	(20.18%)
For the nine months ended
September 30, 2024	11.51%	3.66%	(7.49%)	(1.46%)	(0.06%)	6.16%
September 30, 2023	13.35%	2.78%	(28.76%)	(1.44%)	(0.44%)	(14.51%)
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

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Unrealized gain	$6,142	$5,051
Unrealized loss	(718,345)	(1,340,451)
Accumulated other comprehensive income (loss)	$(712,203)	$(1,335,400)

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
The fair value of these securities being less than amortized cost at September 30, 2024 is solely due to market conditions and not the quality of the assets. Substantially all of the Agency MBS have an actual or implied credit rating that is the same as that of the U.S. government. The investments do not require an allowance for credit losses because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments, and it is not more likely than not that we will be required to sell the investments before recovery of the amortized cost bases, which may be maturity. Also, we are guaranteed payment of the principal and interest amounts of the securities by the respective issuing Agency.

Financial Condition
Total assets were $101.5 billion and $93.2 billion at September 30, 2024 and December 31, 2023, respectively. The change was primarily due to increases in securitized residential whole loans of consolidated VIEs of $7.7 billion, securities of $2.1 billion, mortgage servicing rights of $570.9 million, and cash and cash equivalents of $148.0 million, partially offset by decreases in

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
receivables for unsettled trades of $1.9 billion and principal and interest receivable of $161.7 million. Our portfolio composition, net equity allocation and debt-to-net equity ratio by asset class were as follows at September 30, 2024.

	Agency MBS	Residential Credit (1)	MSR	Total
Assets	(dollars in thousands)
Fair value	$69,150,399	$25,899,398	$2,693,057	$97,742,854
Implied market value of derivatives (2)	3,328,141	—	—	3,328,141
Debt
Repurchase agreements	59,828,936	4,481,340	—	64,310,276
Implied cost basis of derivatives (2)	3,333,873	—	—	3,333,873
Other secured financing	—	—	600,000	600,000
Debt issued by securitization vehicles	—	18,709,118	—	18,709,118
Participations issued	—	467,006	—	467,006
U.S. Treasury securities sold, not yet purchased	2,016,681	57,927	(31,089)	2,043,519
Net forward purchases	1,084,072	—	34,873	1,118,945
Other
Net other assets / liabilities	1,387,305	204,559	459,827	2,051,691
Net equity allocated	$7,602,283	$2,388,566	$2,549,100	$12,539,949

Net equity allocated (%)	61%	18%	21%	100%
Debt/net equity ratio (3)	7.9:1	9.9:1	0.2:1	6.9:1

(1) Fair value includes residential loans held for sale, commercial assets and liabilities and assets and liabilities associated with non-controlling interests.
(2) Derivatives include TBA contracts under Agency MBS.
(3) Represents the debt/net equity ratio as determined using amounts in the Consolidated Statements of Financial Condition.

Residential Securities
Substantially all of our Agency MBS at September 30, 2024 and December 31, 2023 were backed by single-family residential mortgage loans and were secured with a first lien position on the underlying single-family properties. Our mortgage-backed securities were largely Fannie Mae, Freddie Mac, or Ginnie Mae pass through certificates or CMOs, which have an actual or implied credit rating that is the same as that of the U.S. government. We carry all of our Agency MBS at fair value in the Consolidated Statements of Financial Condition.
We accrete discount balances as an increase to interest income over the expected life of the related interest earning assets and we amortize premium balances as a decrease to interest income over the expected life of the related interest earning assets. At September 30, 2024 and December 31, 2023, we had in our Consolidated Statements of Financial Condition a total of $1.3 billion and $1.4 billion, respectively, of unamortized discount (which is the difference between the remaining principal value and current amortized cost of our Residential Securities acquired at a price below principal value) and a total of $2.4 billion and $2.4 billion, respectively, of unamortized premium (which is the difference between the remaining principal value and the current amortized cost of our Residential Securities acquired at a price above principal value).
The weighted average experienced prepayment speed on our Agency MBS portfolio for the three months ended September 30, 2024 and 2023 was 7.6% and 7.3%, respectively. The weighted average projected long-term prepayment speed on our Agency MBS portfolio as of September 30, 2024 and 2023 was 11.9% and 7.1%, respectively.
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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
The following table presents our Residential Securities that were carried at fair value at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	Estimated Fair Value
Agency
Fixed-rate pass-through	$64,792,957	$62,198,941
Adjustable-rate pass-through	169,334	191,489
CMO	79,404	82,972
Interest-only	379,638	264,005
Multifamily	3,702,260	3,544,528
Reverse mortgages	26,806	26,853
Total agency securities	$69,150,399	$66,308,788
Residential credit
Credit risk transfer	$826,841	$974,059
Alt-A	168,295	150,235
Prime	34,963	180,647
Subprime	257,792	235,605
NPL/RPL	993,248	1,197,555
Prime jumbo (>= 2010 vintage)	162,398	344,232
Total residential credit securities	$2,443,537	$3,082,333
Total Residential Securities	$71,593,936	$69,391,121

The following table summarizes certain characteristics of our Residential Securities (excluding interest-only mortgage-backed securities) and interest-only mortgage-backed securities at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Residential Securities (1)	(dollars in thousands)
Principal amount	$70,485,285	$70,078,626
Net premium	112,585	63,902
Amortized cost	70,597,870	70,142,528
Amortized cost / principal amount	100.16%	100.09%
Carrying value	70,658,101	68,701,769
Carrying value / principal amount	100.25%	98.04%
Weighted average coupon rate	5.00%	4.68%
Weighted average yield	4.92%	4.64%
Adjustable-rate Residential Securities (1)
Principal amount	$1,026,575	$1,206,700
Weighted average coupon rate	8.96%	8.79%
Weighted average yield	8.04%	8.09%
Weighted average term to next adjustment (2)	7 Months	8 Months
Weighted average lifetime cap (3)	9.33%	9.34%
Principal amount at period end as % of total residential securities	1.46%	1.72%
Fixed-rate Residential Securities (1)
Principal amount	$69,458,710	$68,871,926
Weighted average coupon rate	4.94%	4.61%
Weighted average yield	4.87%	4.58%
Principal amount at period end as % of total residential securities	98.54%	98.28%
Interest-only Residential Securities
Notional amount	$34,832,800	$25,918,105
Net premium	1,012,067	865,467
Amortized cost	1,012,067	865,467
Amortized cost / notional amount	2.91%	3.34%
Carrying value	935,835	689,352
Carrying value / notional amount	2.69%	2.66%
Weighted average coupon rate	0.49%	0.43%

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

Weighted average yield	0.03%	NM
(1) Excludes interest-only MBS.
(2) Excludes non-Agency MBS and CRT securities.
(3) Excludes non-Agency MBS and CRT securities as this attribute is not applicable to these asset classes.
NM Not meaningful.

The following tables summarize certain characteristics of our Residential Credit portfolio at September 30, 2024.

		Payment Structure		Investment Characteristics (1)
Product	Estimated Fair Value	Senior	Subordinate	Coupon	Credit Enhancement	60+ Delinquencies	3M VPR (2)
(dollars in thousands)
Credit risk transfer	$826,841	$—	$826,841	9.75%	1.71%	0.89%	5.57%
Alt-A	168,295	—	168,295	7.08%	9.54%	3.38%	14.16%
Prime	34,963	22,371	12,592	4.17%	0.75%	1.75%	4.58%
Subprime	257,792	60,988	196,804	7.32%	23.71%	13.09%	11.88%
Re-performing loan securitizations	605,931	388,225	217,706	6.02%	27.75%	27.77%	19.19%
Non-performing loan securitizations	387,317	356,504	30,813	6.39%	37.16%	76.82%	9.69%
Prime jumbo (>=2010 vintage)	162,398	90,565	71,833	5.28%	1.03%	0.58%	4.60%
Total/weighted average	$2,443,537	$918,653	$1,524,884	7.49%	17.54%	21.89%	10.93%

(1) Investment characteristics exclude the impact of interest-only securities. (2) Represents the 3 month voluntary prepayment rate (“VPR”).

	Bond Coupon
Product	ARM	Fixed	Floater	Interest-Only	Estimated Fair Value
(dollars in thousands)
Credit risk transfer	$—	$—	$826,841	$—	$826,841
Alt-A	1,311	166,984	—	—	168,295
Prime	—	19,068	—	15,895	34,963
Subprime	—	237,485	20,232	75	257,792
Re-performing loan securitizations	—	605,931	—	—	605,931
Non-performing loan securitizations	—	387,317	—	—	387,317
Prime jumbo (>=2010 vintage)	—	51,901	19,931	90,566	162,398
Total	$1,311	$1,468,686	$867,004	$106,536	$2,443,537

Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations at September 30, 2024. The table does not include the effect of net interest rate payments on our interest rate swap agreements. The net swap payments will fluctuate based on monthly changes in the receive rate. At September 30, 2024, the interest rate swaps had a net fair value of ($56.2) million.

	Within One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(dollars in thousands)
Repurchase agreements	$63,976,259	$334,017	$—	$—	$64,310,276
Interest expense on repurchase agreements (1)	317,215	12,422	—	—	329,637
Other secured financing	225,000	375,000	—	—	600,000
Interest expense on other secured financing (1)	36,423	5,632	—	—	42,055
Debt issued by securitization vehicles (principal)	—	—	—	19,307,363	19,307,363
Interest expense on debt issued by securitization vehicles	1,017,718	2,035,436	2,035,436	31,485,371	36,573,961
Participations issued (principal)	—	—	—	448,907	448,907
Interest expense on participations issued	32,992	65,983	65,983	819,176	984,134
Long-term operating lease obligations	4,113	525	90	—	4,728
Total	$65,609,720	$2,829,015	$2,101,509	$52,060,817	$122,601,061

(1) Interest expense on repurchase agreements and other secured financing calculated based on rates at September 30, 2024.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
In the coming periods, we expect to continue to finance our Residential Securities in a manner that is largely consistent with our current operations via repurchase agreements. We may use securitization structures, credit facilities, or other term financing structures to finance certain of our assets. During the nine months ended September 30, 2024, we received $4.9 billion from principal repayments and $17.3 billion in cash from disposal of Securities. During the nine months ended September 30, 2023, we received $4.7 billion from principal repayments and $18.7 billion in cash from disposal of Securities.
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

Stockholders’ Equity
The following table provides a summary of total stockholders’ equity at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Stockholders’ equity	(dollars in thousands)
6.95% Series F fixed-to-floating rate cumulative redeemable preferred stock	696,910	696,910
6.50% Series G fixed-to-floating rate cumulative redeemable preferred stock	411,335	411,335
6.75% Series I fixed-to-floating rate cumulative redeemable preferred stock	428,324	428,324
Common stock	5,580	5,001
Additional paid-in capital	24,851,604	23,672,391
Accumulated other comprehensive income (loss)	(712,203)	(1,335,400)
Accumulated deficit	(13,238,288)	(12,622,768)
Total stockholders’ equity	$12,443,262	$11,255,793

Capital Stock
Common Stock
In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding shares of common stock through December 31, 2024 (the “Share Repurchase Program”). During the three and nine months ended September 30, 2024 and 2023, no shares were purchased under the Share Repurchase Program.

On August 6, 2020, we entered into separate Amended and Restated Distribution Agency Agreements (as amended by Amendment No. 1 to the Amended and Restated Distribution Agency Agreements on August 6, 2021, and Amendment No. 2 to the Amended and Restated Distribution Agency Agreements on November 3, 2022, collectively, the “Prior Sales Agreements”) with each of Barclays Capital Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, Keefe, Bruyette & Woods, Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Prior Sales Agents”). Pursuant to the Prior Sales Agreements, we offered and sold shares of

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Prior Sales Agents (the “Prior At-the-Market Sales Program”).
On September 20, 2024, we entered into new Distribution Agency Agreements (collectively, the “Sales Agreements”) with each of Barclays Capital Inc., BNP Paribas Securities Corp., BofA Securities, Inc., Citizens JMP Securities, LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Keefe, Bruyette & Woods, Inc., Morgan Stanley & Co., LLC, RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC (collectively, the “Sales Agents”), which terminated and replaced the Prior Sales Agreements. Under the terms of the Sales Agreements, we may offer and sell shares of its common stock, having an aggregate offering price of up to $1.5 billion, from time to time through any of the Sales Agents (the "Current At-the-Market Sales Program" and, together with the Prior At-the-Market Sales Program, the "at-the-market sales program").
During the three and nine months ended September 30, 2024, under the at-the-market sales program, we issued 57.0 million and 57.6 million shares for proceeds of $1.1 billion and $1.2 billion, respectively, each net of commissions and fees. During the three and nine months ended September 30, 2023, under the at-the-market sales program, we issued 0.9 million and 26.2 million shares for proceeds of $17.8 million and $580.5 million, respectively, each net of commissions and fees. Refer to the “Capital Stock” Note located within Item 1 for additional information related to the at-the-market sales program.
Preferred Stock
On November 3, 2022, our Board approved a repurchase plan for all of our existing outstanding Preferred Stock (as defined below, the “Preferred Stock Repurchase Program”). Under the terms of the plan, we are authorized to repurchase up to an aggregate of 63,500,000 shares of Preferred Stock, comprised of up to (i) 28,800,000 shares of our 6.95% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series F Preferred Stock”), (ii) 17,000,000 shares of our 6.50% Series G Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series G Preferred Stock”), and (iii) 17,700,000 shares of our 6.75% Series I Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series I Preferred Stock”, and together with Series F Preferred Stock and Series G Preferred Stock, the “Preferred Stock”). The aggregate liquidation value of the Preferred Stock that may be repurchased by us pursuant to the Preferred Stock Repurchase Program, as of November 3, 2022, was approximately $1.6 billion. The Preferred Stock Repurchase Program became effective on November 3, 2022, and shall expire on December 31, 2024. No shares were repurchased with respect to the Preferred Stock Repurchase Program during the three and nine months ended September 30, 2024.
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
Our GAAP leverage ratio at September 30, 2024 and December 31, 2023 was 6.9:1 and 6.8:1, respectively. Our economic leverage ratio, which is computed as the sum of Recourse Debt, cost basis of TBA derivatives outstanding, and net forward purchases (sales) of investments divided by total equity was 5.7:1 and 5.7:1, at September 30, 2024 and December 31, 2023, respectively. Our GAAP capital ratio at September 30, 2024 and December 31, 2023 was 12.4% and 12.2%, respectively. Our economic capital ratio, which represents our ratio of stockholders’ equity to total economic assets (inclusive of the implied market value of TBA derivatives and net of debt issued by securitization vehicles), was 14.6% and 14.0% at September 30, 2024 and December 31, 2023, respectively. Economic leverage ratio and economic capital ratio are non-GAAP financial measures. Refer to the “Non-GAAP Financial Measures” section for additional information, including reconciliations to their most directly comparable GAAP results.

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
To reduce our liquidity risk we maintain a laddered approach to our repurchase agreements. At September 30, 2024 and December 31, 2023, the weighted average days to maturity was 34 days and 44 days, respectively.
Our repurchase agreements generally provide that in the event of a margin call we must provide additional securities or cash on the same business day that a margin call is made. Should prepayment speeds on the mortgages underlying our Agency and Residential mortgage-backed securities and/or market interest rates or other factors move suddenly and cause declines in the market value of assets posted as collateral, resulting margin calls may cause an adverse change in our liquidity position. We have continued to diversify our financing profile adding new non-mark-to-market facilities and financing options under existing facilities for our Residential Credit operating segment. The non-mark-to-market facilities have margin call features that adjust on factors other than the changes in the market value of pledged collateral. We remain active and flexible in our liquidity structure.
At September 30, 2024, we had total financial assets and cash pledged against existing liabilities of $68.7 billion. The weighted average haircut was approximately 3% on repurchase agreements. The quality and character of the Residential Securities that we pledge as collateral under the repurchase agreements and interest rate swaps did not materially change at September 30, 2024, compared to the same period in 2023, and our counterparties did not materially alter any requirements, including required haircuts, related to the collateral we pledge under repurchase agreements and interest rate swaps during the three months ended September 30, 2024.
The following table presents our quarterly average and quarter-end repurchase agreement and reverse repurchase agreement balances outstanding for the periods presented:

	Repurchase Agreements		Reverse Repurchase Agreements
	Average Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Amount Outstanding	Ending Amount Outstanding
For the three months ended	(dollars in thousands)
September 30, 2024	$67,092,629	$64,310,276	$3,041,120	$—
June 30, 2024	63,043,218	60,787,994	2,322,479	—
March 31, 2024	64,027,388	58,975,232	2,323,485	—
December 31, 2023	61,924,576	62,201,543	1,340,204	—
September 30, 2023	66,020,036	64,693,821	257,097	—
June 30, 2023	64,591,463	61,637,600	600,968	—
March 31, 2023	60,477,833	60,993,018	371,429	—
December 31, 2022	59,946,810	59,512,597	102,025	—
September 30, 2022	56,354,310	54,160,731	139,991	—
Our committed facility warehouse lines provide financing for our MSR portfolio for liquidity purposes. We maintain a conservative approach to these facilities, generally over-collateralizing the lines against margin calls.
The following table provides information on our repurchase agreements and other secured financing by maturity date at September 30, 2024. The weighted average remaining maturity on our repurchase agreements and other secured financing was 36 days at September 30, 2024:

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	September 30, 2024
	Principal Balance	Weighted Average Rate	% of Total
	(dollars in thousands)
1 day	$22,536,577	5.22%	34.7%
2 to 29 days	2,094,734	6.11%	3.2%
30 to 59 days	34,814,805	5.11%	53.6%
60 to 89 days	3,801,389	5.37%	5.9%
90 to 119 days	131,078	5.90%	0.2%
Over 119 days (1)	1,531,693	7.36%	2.4%
Total	$64,910,276	5.25%	100.0%

(1) Approximately 1% of the total repurchase agreements and other secured financing had a remaining maturity over 1 year.
We also finance our investments in residential mortgage loans through the issuance of securitization transactions sponsored by our wholly-owned subsidiary Onslow Bay Financial LLC (“Onslow Bay”) under the Onslow Bay private-label securitization program. In order to increase financing optionality for our Onslow Bay platform we closed a new warehouse facility and expanded an existing facility. Both facilities include expanded product offerings with a committed component for residential whole loans.
The following table presents our outstanding debt balances and associated weighted average rates and days to maturity at September 30, 2024:

		Weighted Average Rate
	Principal Balance	As of Period End	For the Quarter	Weighted Average Days to Maturity (1)
	(dollars in thousands)
Repurchase agreements	$64,310,276	5.23%	5.50%	34
Other secured financing	600,000	7.95%	8.05%	317
Debt issued by securitization vehicles (2)	19,307,363	5.27%	5.17%	12,937
Participations issued (2)	448,907	7.35%	7.01%	10,888
Total indebtedness	$84,666,546

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
Assets are considered encumbered if pledged as collateral against an existing liability, and therefore are no longer available to support additional funding. An asset is considered unencumbered if it has not been pledged or securitized. The following table also provides the carrying amount of our encumbered and unencumbered financial assets at September 30, 2024:

	Encumbered Assets	Unencumbered Assets	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,235,942	$324,217	$1,560,159
Investments, at carrying value (1)
Agency mortgage-backed securities	63,728,087	4,351,762	68,079,849
Credit risk transfer securities	823,416	3,425	826,841
Non-agency mortgage-backed securities	1,326,174	290,522	1,616,696
Commercial mortgage-backed securities	106,241	—	106,241
Residential mortgage loans (2)	22,755,806	593,814	23,349,620
MSR	1,842,510	850,547	2,693,057
Other assets (3)	—	53,291	53,291
Total financial assets	$91,818,176	$6,467,578	$98,285,754

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

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis
We maintain liquid assets in order to satisfy our current and future obligations in normal and stressed operating environments. These are held as the primary means of liquidity risk mitigation. The composition of our liquid assets is also considered and is subject to certain parameters. The composition is monitored for concentration risk, including in respect of our deposits of our cash and cash equivalents, and asset type. We believe the assets we consider liquid can be readily converted into cash, through liquidation or by being used as collateral in financing arrangements (including as additional collateral to support existing financial arrangements). Our balance sheet also generates liquidity on an on-going basis through mortgage principal and interest repayments and net earnings held prior to payment of dividends. The following table presents our liquid assets as a percentage of total assets at September 30, 2024:

Carrying Value (1)
Liquid assets	(dollars in thousands)
Cash and cash equivalents	$1,560,159
Residential Securities (2)	70,523,311
Commercial mortgage-backed securities	106,241
Residential mortgage loans (3)	2,305,613
Total liquid assets	$74,495,324
Percentage of liquid assets to carrying amount of encumbered and unencumbered financial assets (4)	96.46%
(1) Carrying value approximates the market value of assets. The assets listed in this table include $68.7 billion of assets that have been pledged as collateral against existing liabilities at September 30, 2024. Please refer to the Encumbered and Unencumbered Assets table for related information.
(2) The amounts reflected in the table above are on a settlement date basis and may differ from the total positions reported in the Consolidated Statements of Financial Condition.
(3) Excludes securitized residential mortgage loans transferred or pledged to consolidated VIEs carried at fair value of $21.0 billion.
(4) Denominator is computed based on the carrying amount of encumbered and unencumbered financial assets, excluding assets transferred or pledged to securitization vehicles, of $21.1 billion.

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
The interest rate sensitivity of our assets and liabilities in the following table at September 30, 2024 could vary substantially based on actual prepayment experience.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis

	Less than 3 Months	3-12 Months	More than 1 Year to 3 Years	3 Years and Over	Total
Financial assets	(dollars in thousands)
Cash and cash equivalents	$1,560,159	$—	$—	$—	$1,560,159
Agency mortgage-backed securities (principal)	—	136	826,070	67,309,730	68,135,936
Residential credit risk transfer securities (principal)	—	5,131	70	767,723	772,924
Non-agency mortgage-backed securities (principal)	157,180	210,738	461,598	746,909	1,576,425
Commercial mortgage-backed securities (principal)	34,355	71,689	—	—	106,044
Total securities	191,535	287,694	1,287,738	68,824,362	70,591,329
Residential mortgage loans (principal)	—	—	—	2,217,988	2,217,988
Total loans	—	—	—	2,217,988	2,217,988
Assets transferred or pledged to securitization vehicles (principal)	—	—	—	21,493,468	21,493,468
Total financial assets - maturity	1,751,694	287,694	1,287,738	92,535,818	95,862,944
Effect of utilizing reset dates (1)	21,254,696	578,925	384,863	(22,218,484)	—
Total financial assets - interest rate sensitive	$23,006,390	$866,619	$1,672,601	$70,317,334	$95,862,944
Financial liabilities
Repurchase agreements	$63,247,505	$728,754	$334,017	$—	$64,310,276
Debt issued by securitization vehicles (principal)	—	—	—	19,307,363	19,307,363
Participations issued (principal)	—	—	—	448,907	448,907
U.S. Treasury securities sold, not yet purchased	2,043,519	—	—	—	2,043,519
Total financial liabilities - maturity	65,291,024	728,754	334,017	19,756,270	86,110,065
Effect of utilizing reset dates (1)(2)	(54,099,825)	8,549,429	11,079,994	34,470,402	—
Total financial liabilities - interest rate sensitive	$11,191,199	$9,278,183	$11,414,011	$54,226,672	$86,110,065

Maturity gap	$(63,539,330)	$(441,060)	$953,721	$72,779,548	$9,752,879

Cumulative maturity gap	$(63,539,330)	$(63,980,390)	$(63,026,669)	$9,752,879

Interest rate sensitivity gap	$11,815,191	$(8,411,564)	$(9,741,410)	$16,090,662	$9,752,879

Cumulative rate sensitivity gap	$11,815,191	$3,403,627	$(6,337,783)	$9,752,879

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
We simulate a wide variety of interest rate scenarios in evaluating our risk. Scenarios are run to capture our sensitivity to changes in interest rates, spreads and the shape of the yield curve. We also consider the assumptions affecting our analysis such as those related to prepayments. In addition to predefined interest rate scenarios, we utilize Value-at-Risk measures to estimate potential losses in the portfolio over various time horizons utilizing various confidence levels. The following tables estimate the potential changes in economic net interest income over a twelve month period and the immediate effect on our portfolio market value (inclusive of derivative instruments), should interest rates instantaneously increase or decrease by 25, 50 or 75 basis points, and the effect of portfolio market value if mortgage option-adjusted spreads instantaneously increase or decrease by 5, 15 or 25 basis points (assuming shocks are parallel and instantaneous). All changes to income and portfolio market value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The net interest income simulations incorporate the interest expense effect of rate resets on liabilities and derivatives as well as the amortization expense and reinvestment of principal based on the prepayments on our securities, which varies based on the level of rates. The results assume no management actions in response to the rate or spread changes. The following table presents estimates at September 30, 2024. Actual results could differ materially from these estimates.

Change in Interest Rate (1)	Estimated Percentage Change in Portfolio Value (2)	Estimated Change as a % on NAV (2)(3)	Projected Percentage Change in Economic Net Interest Income (4)
-75 Basis points	(0.2%)	(1.5%)	4.6%
-50 Basis points	—%	(0.3%)	3.4%
-25 Basis points	—%	0.2%	1.9%
+25 Basis points	(0.1%)	(0.8%)	(2.3%)
+50 Basis points	(0.3%)	(2.3%)	(5.0%)
+75 Basis points	(0.6%)	(4.2%)	(8.3%)
MBS Spread Shock (1)	Estimated Change in Portfolio Market Value (2)	Estimated Change as a % on NAV (2)(3)
-25 Basis points	1.2%	9.1%
-15 Basis points	0.7%	5.5%
-5 Basis points	0.2%	1.8%
+5 Basis points	(0.2%)	(1.8%)
+15 Basis points	(0.7%)	(5.4%)
+25 Basis points	(1.2%)	(8.9%)
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
Our portfolio composition, based on balance sheet values, at September 30, 2024 and December 31, 2023 was as follows:

	September 30, 2024	December 31, 2023
Category
Agency mortgage-backed securities	70.7%	75.9%
Credit risk transfer securities	0.8%	1.1%
Non-agency mortgage-backed securities	1.7%	2.4%
Residential mortgage loans (1)	23.9%	17.9%
Mortgage servicing rights	2.8%	2.4%
Commercial real estate	0.1%	0.3%
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
We monitor our exposure to counterparties across several dimensions including by type of arrangement, collateral type, counterparty type, ratings and geography. Additionally, ALCO has oversight of our counterparty exposure. The following table summarizes our exposure to counterparties by geography at September 30, 2024:

	Number of Counterparties	Secured Financing (1)	Interest Rate Swaps at Fair Value	Exposure (2)
Geography	(dollars in thousands)
North America	22	$48,236,776	$(38,734)	$3,222,723
Europe	9	12,533,116	(17,469)	785,439
Japan	4	4,140,384	—	436,191
Total	35	$64,910,276	$(56,203)	$4,444,353

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
The Cybersecurity Committee includes representatives from Operational Risk Management, Information Technology, Legal, Mortgage Operations and Internal Controls. Certain members of the Cybersecurity Committee have relevant qualifications such as extensive work experience implementing data security measures, developing cybersecurity policies and procedures and assessing, managing and reporting cybersecurity risk. Members also participate in cybersecurity-related professional organizations that discuss industry threats, challenges and solutions to cybersecurity issues. Our Head of IT Infrastructure has completed the “Cybersecurity: Managing Risk in the Information Age” certificate program from Harvard University.
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
We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. The determination that we qualify for this exemption from registration depends on various factual matters and circumstances. Accordingly, in conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) of the Investment Company Act within our risk management program. Compliance with Section 3(c)(5)(C) of the Investment Company Act is monitored by the FRDC.

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

Interest Earning Assets
Refers to Residential Securities, U.S. Treasury securities, reverse repurchase agreements, commercial real estate debt and residential mortgage loans. Average interest earning assets is based on daily balances.

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
There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not party to any pending material legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2022, we announced that our Board authorized the repurchase of up to $1.5 billion of our outstanding common shares through December 31, 2024. No shares were repurchased with respect to this share repurchase program during the quarter ended September 30, 2024. As of September 30, 2024, the maximum dollar value of shares that may yet be repurchased under this program was $1.5 billion.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

Exhibit Number	Exhibit Description

1.1
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and Barclays Capital Inc. (incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.2
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and BNP Paribas Securities Corp. (incorporated by reference to Exhibit 1.2 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.3
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and BofA Securities, Inc. (incorporated by reference to Exhibit 1.3 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.4
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 1.4 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.5
"Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and Goldman Sachs & Co. LLC (incorporated by reference to Exhibit 1.5 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.6
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and J.P. Morgan Securities LLC (incorporated by reference to Exhibit 1.6 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

1.7
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 1.7 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.8
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.8 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.9
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and RBC Capital Markets, LLC (incorporated by reference to Exhibit 1.9 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.10
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and UBS Securities LLC (incorporated by reference to Exhibit 1.10 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

1.11
Distribution Agency Agreement, dated September 20, 2024, by and among Annaly Capital Management, Inc. and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 1.11 to the Registrant's Current Report on Form 8-K filed September 20, 2024).

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
The instance document does not appear in the interactive data file because its Extensible Business Reporting Language (XBRL) tags are embedded within the Inline XBRL document. The following documents are formatted in Inline XBRL: (i) Consolidated Statements of Financial Condition at September 30, 2024 (Unaudited) and December 31, 2023 (Derived from the audited Consolidated Statement of Financial Condition at December 31, 2023); (ii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iii) Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iv) Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023; and (v) Notes to Consolidated Financial Statements (Unaudited).

101.SCH XBRL	Taxonomy Extension Schema Document †
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document †
101.DEF XBRL	Additional Taxonomy Extension Definition Linkbase Document Created †
101.LAB XBRL	Taxonomy Extension Label Linkbase Document †
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document †
104	The cover page for the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted in Inline XBRL and contained in Exhibit 101).

† Submitted electronically herewith.

ANNALY CAPITAL MANAGEMENT, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANNALY CAPITAL MANAGEMENT, INC.

Dated:	October 31, 2024	By: /s/ David L. Finkelstein
David L. Finkelstein
Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)

Dated:	October 31, 2024	By: /s/ Serena Wolfe
Serena Wolfe
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

II-1